Form 10-K
period 2016-12-31
ACADIA REALTY TRUST
filed 2017-02-24
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,623.4 million, based on a price of $35.09 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 22, 2017 was 84,704,511.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Shareholders presently scheduled to be held May 10, 2017 to be filed pursuant to Regulation 14A.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (the "Report") may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the headings "Item 1A. Risk Factors" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part II, Item 8. Financial Statements and Supplementary Data, which begin on page F-1 of this Report.

PART I

ITEM 1.	BUSINESS.

GENERAL

Acadia Realty Trust (the "Trust") was formed on March 4, 1993 as a Maryland real estate investment trust ("REIT"). All references to "Acadia," "we," "us," "our" and "Company" refer to the Trust and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, development and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States. We currently own, or have an ownership interest in these properties through our Core Portfolio and our Funds (each as defined in Item 1. of this Form 10-K).

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of December 31, 2016, the Trust controlled 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units," respectively, and collectively, "OP Units") and employees who have been awarded restricted Common OP Units as long-term incentive compensation ("LTIP Units"). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust ("Common Shares"). This structure is referred to as an umbrella partnership REIT, or "UPREIT."

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas. Our goal is to create value through accretive development and re-tenanting activities within our existing portfolio and grow this platform through the acquisition of high-quality assets that have the long-term potential to outperform the asset class.

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

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, development, leasing and management of retail real estate by establishing discretionary opportunity funds. Our Fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched five funds ("Funds"); Acadia Strategic Opportunity Fund, LP ("Fund I," which was liquidated in 2015), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III"), Acadia Strategic Opportunity Fund IV LLC ("Fund IV") and Acadia Strategic Opportunity Fund V LLC ("Fund V," and our "current fund"). Due to our level of control, we consolidate these Funds for financial reporting purposes. Fund I and Fund II have also included investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Venture ("RCP Venture"). As of December 31, 2015, Fund I has been liquidated.

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns I and II and earns priority distributions or fees for asset management, property management, construction, development, leasing and legal services. Cash flows from the Funds and the RCP Venture are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).

See Note 1 in the Notes to Consolidated Financial Statements, which begin on page F-1 of this Report ("Notes to Consolidated Financial Statements"), for a detailed discussion of the Funds.

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage within our Core Portfolio, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property development with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk through the use of fixed-rate debt and, where we use variable-rate debt, through the use of certain derivative instruments, including London Interbank Offered Rate ("LIBOR") swap agreements and interest rate caps as discussed further in Item 7A. of this Form 10-K.

We launched an at-the-market ("ATM") equity issuance program in 2012 which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively "match-fund" a portion of the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for other general corporate purposes.

Common Share issuances for each of the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

(shares and dollars in millions)	2016	2015	2014

ATM Issuance
Common Shares issued	4.5	2.0	4.7
Gross proceeds	$157.6	$65.6	$128.9
Net proceeds	$155.7	$64.4	$126.8

Follow-on Offering Issuances
Common Shares issued	8.4	—	7.6
Gross proceeds	$302.0	$—	$237.4
Net proceeds	$296.6	$—	$230.7

During 2014 and 2016, we also issued OP Units equating to 1.6 million and 0.9 million common shares, respectively, in connection with the acquisition of properties. See Note 10 for further details.

Operating Strategy — Experienced Management Team with Proven Track Record

Our senior management team has decades of experience in the real estate industry. We have capitalized on our expertise in the acquisition, development, leasing and management of retail real estate by creating value through property development, re-tenanting and establishing joint ventures, such as the Funds, in which we earn, in addition to a return on our equity interest, Promotes, priority distributions and fees.

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

During the year ended December 31, 2016, we continued to execute on our strategy of owning a superior Core Portfolio by acquiring, through our Operating Partnership and its subsidiaries, properties consistent with our existing portfolio for an aggregate purchase price of $627.0 million. See Note 2 and Note 4, for a detailed discussion of these acquisitions and Item 2. Properties for a description of the other properties in our Core Portfolio.

As we typically hold our Core Portfolio properties for long-term investment, we periodically review the portfolio and implement programs to renovate and re-tenant targeted properties to enhance their market position. This in turn is expected to strengthen the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing properties with greater potential for capital appreciation. During 2016, there were no dispositions within the Core Portfolio.

We also make investments in first mortgages and other notes receivable collateralized by real estate, ("Structured Finance Program") either directly or through entities having an ownership interest therein. During 2016, we made investments totaling $132.9 million in this program and as of December 31, 2016 had $216.4 million invested in this program. See Note 3, for a detailed discussion of our Structured Finance Program.

Funds

During January 2016, the Operating Partnership acquired an additional 8.3% interest in Fund II from a limited partner for $18.4 million, giving the Company an aggregate 28.3% interest in Fund II.

Acquisitions

Fund IV – During 2016, Fund IV acquired 11 consolidated properties for an aggregate purchase price of $237.3 million. See Note 2 for a detailed discussion of these acquisitions.

Dispositions

Fund III – During 2016, Fund III sold two properties located in Cortlandt, NY and Chicago, IL for an aggregate sales price of $211.6 million. See Note 2 and Note 4, for a detailed discussion of these dispositions. Subsequent to December 31, 2016, Fund III sold a property located in Glen Burnie, MD for $28.8 million (Note 17).

Fund IV – Subsequent to December 31, 2016, Fund IV sold a property located in North Bergen, NJ for $19.0 million (Note 17).

Development Activities

As part of our Fund strategy, we invest in real estate assets that may require significant development. As of December 31, 2016, the Funds had 11 development projects, consisting of 13 individual properties, of which seven are under construction and four are in various stages of the development process as follows:

(dollars in millions)
Property	Owner	Costs to Date	Anticipated Additional Costs (a)	Status	Square Feet Upon Completion	Anticipated Completion Date
City Point (b)	Fund II	$408.0	$12.0 - $32.0 (c)	Construction commenced	763,000	2017/2020 (d)
Sherman Plaza (b)	Fund II	36.5	TBD	Pre-construction	TBD	TBD
Cortlandt Crossing	Fund III	20.4	39.6 - 44.6	Construction commenced	130,000	2018
3104 M Street NW (b)	Fund III	8.3	0.0 - 0.7	Construction commenced	10,000	2017
Broad Hollow Commons	Fund III	15.7	34.3 - 44.3	Pre-construction	180,000 - 200,000	2018
210 Bowery	Fund IV	20.9	1.1 - 3.1	Construction commenced	16,000	2017
Broughton Street Portfolio (b,e)	Fund IV	76.0	4.0 - 9.0	Construction commenced	190,000	2017
27 E. 61st Street	Fund IV	22.3	3.2 - 6.2	Construction commenced	9,500	2017
801 Madison Avenue	Fund IV	36.2	3.8 - 6.8	Pre-construction	5,000	2017
650 Bald Hill Road (b,e)	Fund IV	21.4	6.1 - 11.1	Construction commenced	161,000	2017
717 N. Michigan Avenue	Fund IV	106.0	14.0 - 21.5	Pre-construction	62,000	2018
Total		$771.7
__________

(a)	Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

(b)	These projects are being redeveloped in joint ventures with unaffiliated entities.

(c)	Net of actual and anticipated contributions from retail tenants and proceeds from residential tower sales.

(d)	Phases I and II have an estimated completion date of 2017. Phase III has an estimated completion date of 2020.

(e)	Represents an unconsolidated property.

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

ENVIRONMENTAL LAWS

For information relating to environmental laws that may have an impact on our business, please see "Item 1A. Risk Factors— Possible liability relating to environmental matters."

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

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

We have three reportable segments: Core Portfolio, Funds and Structured Financing. Structured Financing consists of our first mortgages and notes receivable and related interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 in the Notes to Consolidated Financial Statements. See Note 12 in the Notes to Consolidated Financial Statements for information regarding, among other things, revenues from external customers, a measure of profit and loss and total assets with respect to each of our segments. Our profits and losses for both our business and each of our segments are not seasonal.

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100. As of December 31, 2016, we had 122 employees, of which 98 were located at our executive office and 24 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

COMPANY WEBSITE

All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available at no cost at our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings at no cost upon request. If you wish to receive a copy of the Form 10-K, you may contact Jason Blacksberg, Corporate Secretary, at Acadia Realty Trust, 411 Theodore Fremd Avenue, Suite 300, Rye, NY 10580. You may also call (914) 288-8100 to request a copy of the Form 10-K. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this Form 10-K.

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

Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the following risks could adversely affect our business, results of operations, financial condition and value of our Common Shares. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed in the beginning of this Form 10-K.

The following risk factors are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8- K for future periods for material updates to these risk factors.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

There are risks relating to investments in real estate that may adversely affect our income and cash flow.

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

We rely on revenues derived from tenants, in particular our key tenants, and a decrease in those revenues may adversely affect our ability to make distributions.

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of certain key tenants that occupy space at more than one property. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See "Item 2. Properties—Major Tenants" in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

We own properties which are supported by “anchor” tenants. Anchor tenants pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a similar tenant, or one with equal consumer attraction, could adversely affect the entire shopping center primarily through the loss of customer drawing power. This can also occur through the exercise of the right that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term ("going dark"), as would the departure of a "shadow" anchor tenant that is owned by another landlord. In addition, in the event that certain anchor tenants cease to occupy a property, such an action may result in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property ("co-tenancy"). Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See "Item 2. Properties—Major Tenants" in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

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

Our experience shows that there can be no assurance that one or more of our major tenants will be immune from bankruptcy.

We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See "Item 2. Properties—Lease Expirations" in this Annual Report on Form 10-K for additional information as to the scheduled lease expirations in our portfolio.

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

A decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through the Internet. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

E-commerce can have an impact on our business because it may cause a downturn in the business of our current tenants and affect future leases.

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

The economic environment may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current development projects.

Our operations and performance depend on general economic conditions, including the health of the consumer. The U.S. economy has historically experienced financial downturns from time to time, including a decline in consumer spending, credit tightening and high unemployment.

While we currently believe we have adequate sources of liquidity, there can be no assurance that we will be able to obtain secured or unsecured loan facilities to meet our needs, including to purchase additional properties, to complete current development projects, or to successfully refinance our properties as loans become due. To the extent that the availability of credit is limited, it would also adversely impact our notes receivable as counterparties may not be able to obtain the financing required to repay the loans upon maturity.

Certain sectors of the United States economy are still experiencing weakness. Over the past several years, this structural weakness has resulted in periods of high unemployment, the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, and reduced demand and rental rates for certain retail space. There can be no assurance that the recovery will continue. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants. In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rental concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.

Political and economic uncertainty could have an adverse effect on our business.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

Political and economic uncertainty poses a risk to us in that it may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets generally or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.

Inflation may adversely affect our financial condition and results of operations.

Increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

Many of our real estate costs are fixed, even if income from our properties decreases, which would cause a decrease in revenue.

Our financial results depend primarily on leasing space at our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to fully lease our properties on favorable terms. Additionally, properties that we develop or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such projects until they are fully occupied.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions. In addition, the Code contains restrictions on a REITs ability to dispose of properties that are not applicable to other types of real estate companies. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but our Board of Trustees currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. As discussed under the heading "Our Board of Trustees may change our investment policy without shareholder approval" below, we could change our investment, disposition and financing policies and objectives without a vote of our shareholders, but such change may be delayed or more difficult to implement due to the illiquidity of real estate.

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

We have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2016, our outstanding indebtedness was $1,505.7 million, of which $645.2 million was variable rate indebtedness. None of our Declaration of Trust, our bylaws or any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our financial obligations and in an increase in debt service requirements. This in turn could adversely affect our financial condition, results of operations and our ability to make distributions.

Variable rate debt exposes us to changes in interest rates. Interest expense on our variable rate debt as of December 31, 2016 would increase by $6.5 million annually for a 100 basis point increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.

We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

Increases in interest rates would cause our borrowing costs to rise and may limit our ability to refinance debt.

Although a significant amount of our outstanding debt has fixed interest rates, we also borrow funds at variable interest rates. Increases in interest rates would increase our interest expense on any outstanding unhedged variable rate debt and would affect the terms under which we refinance our existing debt as it matures, which would adversely affect our cash flow, financial condition and results of operations.

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

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 36% and 28% of the annual base rents within our Core Portfolio, respectively and 38% and 6% of annual base rents within our Funds, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in these areas occur.

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

Our inability to raise capital for our Funds or to carry out our growth strategy could adversely affect our financial condition and results of operations.

Our earnings growth strategy is based on the acquisition and development of additional properties, including acquisitions of core properties through our Operating Partnership and our high return investment programs through our Fund platform. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, obtaining necessary entitlements, negotiating with new or existing tenants or securing acceptable financing. Furthermore, if we were unable to obtain sufficient investor capital commitments in order to initiate future Funds, this would adversely impact our current growth strategy.

Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. In the context of our business plan, "development" generally means an expansion or renovation of an existing property. Development is subject to numerous risks, including risks of construction delays, cost overruns or uncontrollable events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and incurring development costs in connection with projects that are not pursued to completion.

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

We intend to continue the selective development and construction of retail properties, with our project at City Point currently being our largest development project (see "Item 1. Business—Investing Activities–Funds–Development Activities" for a description of the City Point project).

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

Developments and acquisitions may fail to perform as expected which could adversely affect our results of operations.

Our investment strategy includes the development and acquisition of retail properties in supply constrained markets in densely populated areas with high average household incomes and significant barriers to entry. The development and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	The property may fail to achieve the returns we have projected, either temporarily or for extended periods;

•	We may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•	We may not be able to integrate an acquisition into our existing operations successfully;

•
Properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, in each case, at the time we make the decision to invest, which may result in the properties' failure to achieve the returns we projected;

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

We currently have an exclusive obligation to seek investments for our Funds which may prevent us from making acquisitions directly.

Under the terms of the organizational documents of our current Fund, our primary goal is to seek investments for the Fund, subject to certain exceptions. We may only pursue opportunities to acquire retail properties directly through the Operating Partnership if (i) the ownership of the acquisition opportunity by the Fund would create a material conflict of interest for us; (ii) we require the acquisition opportunity for a "like-kind" exchange; (iii) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities or (iv) the investment is outside the parameters of our investment goals for the Fund (which, in general, seeks more opportunistic level returns). As a result, we may not be able to make attractive acquisitions directly and instead may only receive a minority interest in such acquisitions through the Fund.

Our joint venture investments carry additional risks not present in our direct investments.

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co-venturer might become bankrupt, and that our partner or co-venturer may take action contrary to our instructions, requests, policies or objectives, including with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner may have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

Additionally, our partners or co-venturers may engage in malfeasance in spite of our efforts to perform a high level of due diligence on them. Such acts may or may not be covered by insurance. Finally, partners and co-venturers may engage in illegal activities which may jeopardize an investment and/or subject us to reputational risk.

Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Historically, Fund I, Mervyns I and Fund III have provided Promote income. There can be no assurance that our joint ventures will continue to operate profitably and thus provide additional Promote income in the future. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.

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

Market factors could have an adverse effect on our share price and our ability to access the public equity markets.

The market price of our Common Shares or other securities may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in our earnings estimates or those of analysts;

•	changes in our dividend policy;

•	impairment charges affecting the carrying value of one or more of our Properties or other assets;

•	publication of research reports about us, the retail industry or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our securities to seek higher dividend or interest rate yields;

•	changes in market valuations of similar companies;

•
adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	additions or departures of key management personnel;

•	actions by institutional security holders;

•	proposed or adopted regulatory or legislative changes or developments;

•	speculation in the press or investment community;

•	the occurrence of any of the other risk factors included in, or incorporated by reference in, this report; and

•	general market and economic conditions.

Many of the factors listed above are beyond our control. Those factors may cause the market price of our Common Shares or other securities to decline significantly, regardless of our financial performance and condition and prospects. It is impossible to provide any assurance that the market price of our Common Shares or other securities will not fall in the future, and it may be difficult for holders to sell such securities at prices they find attractive, or at all. A decline in our share price, as a result of this or other market factors, could unfavorably impact our ability to raise additional equity in the public markets.

RISKS RELATED TO STRUCTURE AND MANAGEMENT

The loss of a key executive officer could have an adverse effect on us.

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our results of operations. Management continues to strengthen our team and provide for succession planning, but there can be no assurance that such planning will be capable of implementation or of the success of such efforts. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein; however, the employment agreement can be terminated by Mr. Bernstein at his discretion. We have not entered into employment agreements with other key executive-level employees.

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

The Financial Accounting Standards Board (the "FASB"), in conjunction with the U.S. Securities and Exchange Commission, has issued several key pronouncements that will impact how we currently account for our material transactions, including, but not limited to, lease accounting, business combinations and the recognition of other revenues. In addition, the FASB has the ability to introduce new projects to its agenda which may also impact how we account for our material transactions. At this time, we are unable to predict with certainty which, if any, proposals may be passed, what new legislation may be implemented or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

Concentration of ownership by certain investors.

As of December 31, 2016, six institutional shareholders own 5% or more individually, and 59.7% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT (due to certain "look-through" provisions"), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

Restrictions on a potential change of control could prevent changes that would be beneficial to our shareholders.

Our Board of Trustees is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares of beneficial interest without shareholder approval. We have not established any series of preferred shares other than the Series A and Series C Preferred Operating Partnership Units. However, the establishment and issuance of a class or series of preferred shares could make a change of control of us that could be in the best interests of the shareholders more difficult. In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements are in place with certain of our executives which provide that, upon the occurrence of a change in control of us and either the termination of their employment without cause (as defined) or their resignation for good reason (as defined), those executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years' average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in the best interests of our shareholders generally.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of our Company.

Under the Maryland General Corporation Law, as amended, which we refer to as the "MGCL," as applicable to REITs, certain "business combinations," including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns 10% or more of the voting power of the REIT's outstanding voting shares or an affiliate or an associate, as defined in the MGCL, of the REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the REIT, which we refer to as an "interested shareholder," or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the board of trustees of the REIT and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the REIT and (ii) two-thirds of the votes entitled to be cast by holders of voting shares of the REIT other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the REIT's common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its Common Shares.

These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of trustees of the REIT before the interested shareholder becomes an interested shareholder, and a person is not an interested shareholder if the board of trustees approved in advance the transaction by which the person otherwise would have become an interested shareholder. In approving a transaction, our Board of Trustees may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board. We have not elected to opt out of the business combination statute.

The MGCL also provides that holders of "control shares" of a Maryland REIT (defined as voting shares that, when aggregated with all other shares owned by the acquirer or in respect of which the acquirer is entitled to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by the affirmative vote of holders of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are also trustees of the REIT. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares of beneficial interest. Our Bylaws can be amended by our Board of Trustees by majority vote, and there can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

In addition, our Declaration of Trust authorizes, and our Bylaws obligate, us to indemnify each present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made a party to any proceeding because of his or her service to our Company in those or certain other capacities. As part of these indemnification obligations, we may be obligated to fund the defense costs incurred by our trustees and officers.

Outages, computer viruses and similar events could disrupt our operations.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist or cyber-attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses and similar disruptions. If we or the third parties on whom we rely are unable to prevent such outages and breaches, our operations could be disrupted.

Increased Information Technology ("IT") security threats and more sophisticated computer crime could pose a risk to our systems, networks and services.

Cyber incidents can result from deliberate attacks or unintentional events. There have been an increased number of significant cyber-attacks targeted at the retail, insurance, financial and banking industries that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks by third parties or insiders utilize techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm a website to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access.

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

Cyber-attacks may cause substantial cost and other negative consequences, which may include, but are not limited to:

•	Compromising of confidential information;

•	Manipulation and destruction of data;

•	Loss of trade secrets;

•	System downtimes and operational disruptions;

•
Remediation cost that may include liability for stolen assets or information and repairing system damage that may have been caused. Remediation may include incentives offered to customers, tenants or other business partners in an effort to maintain the business relationships or due to legal requirements imposed;

•	Loss of revenues resulting from unauthorized use of proprietary information;

•	Cost to deploy additional protection strategies, training employees and engaging third party experts and consultants;

•	Reputational damage adversely affecting investor confidence; and

•	Litigation.

While we attempt to mitigate these risks by employing a number of measures, including a dedicated IT team, employee training and background checks, maintenance of backup systems, utilization of third party service providers to provide redundancy over multiple locations, and comprehensive monitoring of our networks and systems along with purchasing cyber security insurance coverage, our systems, networks and services remain potentially vulnerable to advanced threats.

If a Third-Party Vendor fails to provide agreed upon services, we may suffer losses.

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

There has been a significant increase in the use of social media platforms, including weblogs, social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience, including our significant business constituents. The availability of information through these platforms is virtually immediate as is its impact and may be posted at any time without affording us an opportunity to redress or correct it timely. This information may be adverse to our interests, may be inaccurate and may harm our reputation, brand image, goodwill, performance, prospects or business. Furthermore, these platforms increase the risk of unauthorized disclosure of material non-public Company information.

Climate change and catastrophic risk from natural perils could adversely affect our properties.

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
Physical impacts of climate change may include:

•	Increased storm intensity and severity of weather (e.g., floods or hurricanes);

•	Sea level rise; and

•	Extreme temperatures.

As a result of these physical impacts from climate-related events, we may be vulnerable to the following:

•	Risks of property damage to our retail properties;

•	Indirect financial and operational impacts from disruptions to the operations of major tenants located in our retail properties from severe weather, such as hurricanes or floods;

•	Increased insurance premiums and deductibles, or a decrease in the availability of coverage, for properties in areas subject to severe weather;

•	Increased insurance claims and liabilities;

•	Increases in energy costs impacting operational returns;

•	Changes in the availability or quality of water or other natural resources on which the tenant's business depends;

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

We are exposed to possible liability relating to environmental matters.

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

Over the past several years, a number of highly publicized terrorist acts and shootings have occurred at domestic and international retail properties. Future terrorist attacks, civil unrest and other acts of terrorism or war could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.

We may from time to time be subject to litigation that may negatively impact our cash flow, financial condition, results of operations and the trading price of our Common Shares.

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our Common Shares.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unplanned expenditures that adversely affect our cash flows.

All of our properties are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result of the foregoing or if a tenant is not obligated to cover the cost of compliance, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet our financial obligations and make distributions to shareholders.

RISKS RELATED TO OUR REIT STATUS

There can be no assurance we have qualified or will remain qualified as a REIT for Federal income tax purposes.

We believe that we have consistently met the requirements for qualification as a REIT for Federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, for which there may be only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Internal Revenue Code provisions and income tax regulations applicable to REITs differ significantly from those applicable to other entities. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the Federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. Also, we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

Legislative or regulatory tax changes could have an adverse effect on us.

There are a number of issues associated with an investment in a REIT that are related to the Federal income tax laws, including, but not limited to, the consequences of our failing to continue to qualify as a REIT. At any time, the Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. Any new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. Reduced tax rates applicable to certain corporate dividends paid to most domestic noncorporate shareholders are not generally available to REIT shareholders since a REIT's income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be viewed as relatively more attractive than investment in REITs by domestic noncorporate investors. Moreover, in the event that there is a reduction in tax rates applicable to corporate dividends, or a reduction in the corporate tax rate, such views may strengthen as the perceived benefits of investing in REITs by domestic noncorporate investors may decline. The foregoing factors could adversely affect the market price of our shares.

We may be required to borrow funds or sell assets to satisfy our REIT distribution requirements.

Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. Federal income tax purposes, or the effect of non-deductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required amortization payments. If we do not have other funds available in these situations, we may need to borrow funds on a short-term basis or sell assets, even if the then- prevailing market conditions are not favorable for these borrowings or sales, in order to satisfy our REIT distribution requirements. Such actions could adversely affect our cash flow and results of operations.

Dividends payable by REITs generally do not qualify for reduced tax rates.

Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are taxed at ordinary income rates as opposed to the capital gain rates. Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which may negatively impact the trading prices of our securities.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our Common Shares. In order to meet these tests, we may be required to forego investments we might otherwise make and refrain from engaging in certain activities. Thus, compliance with the REIT requirements may hinder our performance.

In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments.

We have limits on ownership of our shares of beneficial interest.

For us to qualify as a REIT for Federal income tax purposes, among other requirements, not more than 50% of the value of our shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year, and such shares of beneficial interest must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year). Our Declaration of Trust includes certain restrictions regarding transfers of our shares of beneficial interest and ownership limits that are intended to assist us in satisfying these limitations, among other purposes. These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of our shares of beneficial interest in violation of the ownership limitations. The ownership limits contained in our Declaration of Trust may have the effect of delaying, deferring or preventing a change of control of us.

Actual or constructive ownership of our shares of beneficial interest in excess of the share ownership limits contained in our Declaration of Trust would cause the violative transfer or ownership to be null and void from the beginning and subject to purchase by us at a price equal to the fair market value of such shares (determined in accordance with the rules set forth in our Declaration of Trust). As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

Retail Properties

The discussion and tables in this Item 2. include wholly-owned and partially-owned properties held through our Core Portfolio and our Funds. We define our Core Portfolio as those properties either 100% owned by, or partially owned through joint venture interests by, the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds.

As of December 31, 2016, there are 116 operating properties in our Core Portfolio totaling approximately 6.3 million square feet of gross leasable area ("GLA") excluding one property under development. The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 2,000 to 900,000 square feet and as of December 31, 2016, were in total, excluding the property under development, 96% occupied.

As of December 31, 2016, we owned and operated 52 properties totaling approximately 3.0 million square feet of GLA in our Funds, excluding 13 properties under development. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 9 states and the District of Columbia and as of December 31, 2016, were in total, excluding the properties under development, 81% occupied.

Within our Core Portfolio and Funds, we had approximately 852 leases as of December 31, 2016. A majority of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents, percentage rents and expense reimbursements accounted for approximately 97% of our total revenues for the year ended December 31, 2016.

Four of our Core Portfolio properties and one of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all five locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2016, 2015 or 2014. See Note 7 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties.

The following sets forth more specific information with respect to each of our wholly-owned and partially-owned shopping centers at December 31, 2016:

Property Description (Number of Properties)	Location	Year Acquired / Constructed (A / C)	Ownership Interest	GLA	% Occupied (a)	Annualized Base Rent (b)	Annual Base Rent / SqFt	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
CORE PORTFOLIO
Street and Urban Retail
Chicago Metro
664 N. Michigan	Chicago	2013 (A)	100%	18,141	100%	$4,497,482	$247.92	Tommy Bahama 2029/2039 Ann Taylor Loft 2028/2033
840 N. Michigan	Chicago	2014 (A)	88%	87,135	100%	7,610,395	87.34	H&M 2018/2028 Verizon 2024/2034
Rush and Walton Streets (6)	Chicago	2011/12 (A)	100%	41,533	100%	6,633,831	159.72	Lululemon 2019/2029 Brioni 2023/2033 BHLDN 2023/2033 Marc Jacobs 2024/2034
651-671 West Diversey	Chicago	2011 (A)	100%	46,259	100%	1,995,310	43.13	Trader Joe's 2021/2041 Urban Outfitters 2021/2031

Property Description (Number of Properties)	Location	Year Acquired / Constructed (A / C)	Ownership Interest	GLA		% Occupied (a)	Annualized Base Rent (b)	Annual Base Rent / SqFt	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Clark Street and W. Diversey (3)	Chicago	2011/12 (A)	100%	23,531		96%	1,281,730	57.00	Ann Taylor 2021/2031 Akira 2018/2028
Halsted and Armitage (9)	Chicago	2011/12 (A)	100%	44,658		95%	1,879,494	44.21	Intermix 2017/2022 BCBG 2018/2028 Club Monaco 2021
North Lincoln Park (6)	Chicago	2011/14 (A)	100%	50,961		82%	1,697,089	40.57	Aldo 2019/2024 Carhartt 2021/2031
State and Washington	Chicago	2016 (A)	100%	78,819		100%	2,969,482	37.67	Nordstrom Rack 2018/2038 H&M 2019/2034
151 N. State Street	Chicago	2016 (A)	100%	27,385		100%	1,300,000	47.47	Walgreens 2019/2034
North and Kingsbury	Chicago	2016 (A)	100%	41,700		100%	1,576,809	37.81	Old Navy 2024 Pier 1 2027/2037
Concord and Milwaukee	Chicago	2016 (A)	100%	13,105		100%	393,276	30.01
California and Armitage	Chicago	2016 (A)	100%	18,275		75%	626,417	45.66
Roosevelt Galleria	Chicago	2015 (A)	100%	37,995		63%	701,982	29.15	Petco 2024/2039 Vitamin Shoppe 2028/2038
Sullivan Center	Chicago	2016 (A)	100%	176,181		99%	6,367,775	36.65	Target 2028/2063 DSW 2022/2027
Total Chicago Metro				705,678		95%	39,531,072	58.79

New York Metro
83 Spring Street	Manhattan	2012 (A)	100%	3,000		100%	686,272	228.76	Paper Source 2022/2027
152-154 Spring Street	Manhattan	2014 (A)	100%	2,936		100%	2,275,971	775.19
15 Mercer Street	Manhattan	2011 (A)	100%	3,375		100%	431,250	127.78	3 x 1 Denim 2021/—
5-7 East 17th Street	Manhattan	2008 (A)	100%	11,467		100%	1,300,014	113.37	Union Fare 2036/—
200 West 54th Street	Manhattan	2007 (A)	100%	5,773		86%	2,156,703	433.14	Stage Coach Tavern 2033/—
61 Main Street	Westport	2014 (A)	100%	3,400		100%	351,560	103.40
181 Main Street	Westport	2012 (A)	100%	11,350		100%	866,365	76.33	TD Bank 2026/2041
4401 White Plains Road	Bronx	2011 (A)	100%	12,964		100%	625,000	48.21	Walgreens 2060/—
Bartow Avenue	Bronx	2005 (C)	100%	14,590		100%	478,227	32.78	Mattress Firm 2026/—
239 Greenwich Avenue	Greenwich	1998 (A)	75%	16,553	(d)	100%	1,513,516	91.43
252-256 Greenwich Avenue	Greenwich	2014 (A)	100%	7,986		100%	1,308,431	163.84	Calypso 2021/2026 Jack Wills 2020/2025 Madewell 2020/2025
2914 Third Avenue	Bronx	2006 (A)	100%	40,320		100%	951,287	23.59	Planet Fitness 2027/2042
868 Broadway	Manhattan	2013 (A)	100%	2,031		100%	723,607	356.28	Dr Martens 2022/2027
313-315 Bowery	Manhattan	2013 (A)	100%	6,600		100%	479,160	72.60

Property Description (Number of Properties)	Location	Year Acquired / Constructed (A / C)	Ownership Interest	GLA	% Occupied (a)	Annualized Base Rent (b)	Annual Base Rent / SqFt	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
120 West Broadway	Manhattan	2013 (A)	100%	13,838	100%	2,133,910	154.21	HSBC Bank 2021/2031 Citibank 2022/2037
131-135 Prince Street	Manhattan	2014 (A)	100%	3,200	100%	1,307,412	408.57	Follie Follie 2020/2030 Uno de 50 2017/—
Shops at Grand	Queens	2014 (A)	100%	99,975	97%	2,965,970	30.59	Stop and Shop 2023/2043
2520 Flatbush Avenue	Brooklyn	2014 (A)	100%	29,114	100%	1,059,282	36.38	Bob's Discount Furniture 2028/2033 Capital One 2024/2034
991 Madison Avenue	Manhattan	2016 (A)	100%	7,513	66%	1,508,050	306.08	Vera Wang 2031/— Perrin Paris 2031/—
Gotham Plaza	Manhattan	2016 (A)	49%	26,180	92%	1,471,167	61.35	Bank of America 2017/2022 The Children's Place 2017
Total New York Metro				322,165	97%	24,593,154	78.43

San Francisco Metro
City Center	San Francisco	2015 (A)	100%	204,648	98%	7,657,875	38.39	City Target 2025/2035 Best Buy 2018/2042
555 9th Street	San Francisco	2016 (A)	100%	148,832	100%	6,013,669	40.41	Bed, Bath and Beyond 2028/2043 Nordstrom Rack 2021/2031
Total San Francisco Metro				353,480	99%	13,671,544	39.25

District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue (2)	Washington D.C.	2012 (A)	100%	20,669	92%	1,125,162	59.26	Ruth Chris Steakhouse 2020/— TD Bank 2024/2044
Rhode Island Place Shopping Center	Washington D.C.	2012 (A)	100%	57,529	100%	1,735,379	30.17	TJ Maxx 2017/—
M Street and Wisonsin Corridor (24)	Washington D.C.	2011/16 (A)	50%/20%	242,582	93%	17,076,374	75.71	Lacoste 2019/2025 Juicy Couture 2018/2028 Coach 2017/—
Total District of Columbia Metro				320,780	94%	19,936,915	66.00

Boston Metro
330-340 River Street (2)	Cambridge	2012 (A)	100%	54,226	100%	1,200,045	22.13	Whole Foods 2021/2051
165 Newbury Street	Boston	2016 (A)	100%	1,050	100%	254,153	242.05	Starbucks 2025/2030
Total Boston Metro				55,276	100%	1,454,198	26.31
Total Street and Urban Retail				1,757,379	97%	99,186,883	58.63

Property Description (Number of Properties)	Location	Year Acquired / Constructed (A / C)	Ownership Interest	GLA	% Occupied (a)	Annualized Base Rent (b)	Annual Base Rent / SqFt	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Suburban Properties
New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	100%	149,070	97%	3,870,422	26.69	Acme 2017/2052 Walgreen’s 2022/2062
Marketplace of Absecon	Absecon	1998 (A)	100%	104,556	92%	1,385,256	14.37	Rite Aid 2020/2040 White Horse Liquors 2019/202024
60 Orange Street	Bloomfield	2012 (A)	98%	101,715	100%	695,000	6.83	Home Depot 2032/2052
New York
Village Commons Shopping Center	Smithtown	1998 (A)	100%	87,128	98%	2,816,751	32.96
Branch Shopping Center	Smithtown	1998 (A)	100% (c)	123,339	91%	2,837,192	25.40	CVS 2020/— LA Fitness 2027/2042
Amboy Road	Staten Island	2005 (A)	100% (c)	63,290	100%	2,059,483	32.54	Stop & Shop 2028/2043
Pacesetter Park Shopping Center	Ramapo	1999 (A)	100%	97,806	98%	1,270,976	13.28	Stop & Shop 2020/2040
West Shore Expressway	Staten Island	2007 (A)	100%	55,000	100%	1,391,500	25.30	LA Fitness 2022/2037
Crossroads Shopping Center	White Plains	1998 (A)	49%	311,539	92%	6,685,878	23.30	Kmart 2017/2032 Home Goods 2018/2033 PetSmart 2024/2039
New Loudon Center	Latham	1993 (A)	100%	255,673	100%	2,140,344	8.37	Price Chopper 2020/2035 Hobby Lobby 2021/2031
28 Jericho Turnpike	Westbury	2012 (A)	100%	96,363	100%	1,650,000	17.12	Kohl's 2020/2050
Bedford Green	Bedford Hills	2014 (A)	100%	90,589	82%	2,370,392	31.99	Shop Rite 2021/2031
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	100%	206,346	99%	1,753,152	16.49	Stop & Shop 2024/2064 Wal-Mart(e)
Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	100%	130,021	96%	1,186,018	9.54	Market Basket 2025/2035 Wal-Mart 2021/2051
Crescent Plaza	Brockton	1993 (A)	100%	218,148	96%	1,880,513	8.98	Supervalu 2017/2047 Home Depot 2021/2056
201 Needham Street	Newton	2014 (A)	100%	20,409	100%	591,861	29.00	Michael's 2023/2033
163 Highland Avenue	Needham	2015 (A)	100%	40,505	100%	1,275,673	31.49	Staples 2020/2035 Petco 2025/2040
Vermont
Gateway Shopping Center	South Burlington	1999 (A)	100%	101,655	100%	2,046,885	20.14	Supervalu 2024/2053
Illinois
Hobson West Plaza	Naperville	1998 (A)	100%	99,137	95%	1,146,315	12.15	Garden Fresh Markets 2017/2022

Property Description (Number of Properties)	Location	Year Acquired / Constructed (A / C)	Ownership Interest	GLA	% Occupied (a)	Annualized Base Rent (b)	Annual Base Rent / SqFt	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Indiana
Merrillville Plaza	Hobart	1998 (A)	100%	236,087	97%	3,301,079	14.44	TJ Maxx 2019/2034 Art Van 2023/2038
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	100%	235,786	94%	3,320,083	14.91	TJ Maxx 2019/2034 Home Goods 2021/2026 Best Buy 2021/2041 Dick's Sporting Goods 2023/2043
Ohio
Mad River Station (f)	Dayton	1999 (A)	100%	123,335	83%	1,396,788	13.69	Babies ‘R’ Us 2020/—
Delaware
Brandywine Town Center	Wilmington	2003 (A)	22%	824,411	93%	12,480,721	16.25	Bed, Bath & Beyond 2019/2029 Dick’s Sporting Goods 2018/2033 Lowe’s Home Centers 2018/2048 Target 2018/2058 HH Gregg 2020/2035
Market Square Shopping Center	Wilmington	2003 (A)	22%	102,047	99%	2,962,290	29.41	TJ Maxx 2021/— Trader Joe’s 2019/2034
Route 202 Shopping Center	Wilmington	2006 (C)	100%	19,984	75%	637,701	42.55
Pennsylvania
Mark Plaza	Edwardsville	1993 (C)	100% (c)	106,856	100%	244,279	2.29	Kmart 2019/2049
Plaza 422	Lebanon	1993 (C)	100%	156,279	100%	850,978	5.45	Home Depot 2028/2058
Route 6 Plaza	Honesdale	1994 (C)	100%	175,589	98%	1,255,941	7.32	Kmart 2020/2070 Dollar Tree 2018/2033 Peebles 2024/2034
Chestnut Hill (h)	Philadelphia	2006 (A)	100%	37,646	100%	930,489	24.72
Abington Towne Center	Abington	1998 (A)	100%	216,278	96%	1,054,026	21.38	TJ Maxx 2021/— Target (g)
Total Suburban Properties				4,586,587	96%	67,487,986	16.37
TOTAL CORE PORTFOLIO				6,343,966	96%	166,674,869	28.69

FUND PORTFOLIO
Fund II Properties
New York
216th Street	Manhattan	2005 (A)	28%	60,000	100%	2,574,000	42.90	City of New York 2027/2032
161st Street	Bronx	2005 (A)	28%	255,428	41%	5,633,106	53.56
Total Fund II Properties				315,428	52%	8,207,106	49.69

Property Description (Number of Properties)	Location	Year Acquired / Constructed (A / C)	Ownership Interest	GLA	% Occupied (a)	Annualized Base Rent (b)	Annual Base Rent / SqFt	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Fund III Properties
New York
654 Broadway	Manhattan	2011 (A)	25%	2,896	100%	601,000	207.53	Penguin 2023/2033
640 Broadway	Manhattan	2012 (A)	16%	4,247	100%	1,202,418	283.12	Swatch 2023/2028
New Hyde Park Shopping Center	New Hyde Park	2011 (A)	25%	32,287	80%	1,148,942	44.36	Petsmart 2024/2039
3780-3858 Nostrand Avenue	Brooklyn	2013 (A)	25%	42,628	77%	1,564,470	47.47
Maryland
Arundel Plaza	Glen Burnie	2012 (A)	22%	265,116	73%	1,146,390	5.91	Giant Food 2021/2026 Lowes 2019/2059
Total Fund III Properties				347,174	75%	5,663,220	21.78

Fund IV Properties
New York
1151 Third Avenue	Manhattan	2013 (A)	23%	13,250	100%	1,751,863	132.22	Vineyard Vines 2025/2035
17 East 71st Street	Manhattan	2014 (A)	23%	8,432	100%	1,848,724	219.25	The Row 2025/2035
1035 Third Avenue	Manhattan	2015 (A)	23%	7,617	71%	945,722	173.94
Colonie Plaza	Albany	2016 (A)	23%	153,483	97%	1,666,687	11.21	Price Chopper 2029/2059 Big Lots 2018/—
New Jersey
2819 Kennedy Boulevard	North Bergen	2013 (A)	23%	47,539	100%	1,147,458	24.14	Aldi 2030/2050
Paramus Plaza	Paramus	2013 (A)	12%	152,509	72%	1,835,118	16.74	Babies R Us 2019/2044 Ashley Furniture 2024/2034
Massachusetts
Restaurants at Fort Point	Boston	2016 (A)	23%	15,711	100%	312,019	19.86
Maine
Airport Mall	Bangor	2016 (A)	23%	221,760	89%	1,325,139	6.69	Hannaford 2018/2068 Marshalls 2019/2029
Wells Plaza	Wells	2016 (A)	23%	93,263	93%	647,973	7.50	Reny's 2019/2024 Dollar Tree 2020/2025
Shaw's Plaza	Waterville	2016 (A)	23%	119,015	100%	1,405,516	11.81	Shaw's 2020/2045
JFK Plaza	Waterville	2016 (A)	23%	151,107	78%	744,207	6.31	Hannaford 2027/2047 TJ Maxx 2018/2038

Property Description (Number of Properties)	Location	Year Acquired / Constructed (A / C)	Ownership Interest	GLA	% Occupied (a)	Annualized Base Rent (b)	Annual Base Rent / SqFt	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Pennsylvania
Dauphin Plaza	Harrisburg	2016 (A)	23%	205,727	86%	1,666,419	9.40	Price Rite 2021/2041 Ashley Furniture 2021/2031
Mayfair Shopping Center	Philadelphia	2016 (A)	23%	115,411	81%	1,607,597	17.21	Shop N Bag 2018/2043
Virginia
Promenade at Manassas	Manassas	2013 (A)	23%	265,442	98%	3,497,730	13.42	Home Depot 2031/2071 HH Gregg 2020/2030
Lake Montclair Center	Dumfries	2013 (A)	23%	105,832	96%	1,956,034	19.20	Food Lion 2023/2043
Maryland
1701 Belmont Avenue	Catonsville	2012 (A)	23%	58,674	—%	—	—
Delaware
Eden Square	Bear	2014 (A)	23%	231,436	72%	2,353,417	14.17	Giant, 2024/2059 Lowe's 2017/2032
Illinois
938 W. North Avenue	Chicago	2013 (A)	23%	33,228	16%	326,350	61.00	Sephora 2024/2029
Georgia
Broughton Street Portfolio	Savannah	2014 (A)	12%	100,660	90%	3,334,017	36.73	J. Crew 2025/2035 L'Occitane 2025/2030
North Carolina
Wake Forest Crossing	Wake Forest	2016 (A)	23%	203,006	97%	2,854,296	14.47
California
146 Geary Street	San Francisco	2015 (A)	23%	11,436	100%	300,000	26.23
Union and Fillmore Collection (4)	San Francisco	2015/16 (A)	21%	10,148	90%	641,286	70.44
Total Fund IV Properties				2,324,686	85%	32,167,572	16.22
TOTAL FUND OPERATING PROPERTIES (i)				2,987,288	81%	$46,037,898	$19.03
__________

(a)	Does not include space for which the lease term had not yet commenced as of December 31, 2016.

(b)	These amounts include, where material, the effective rent, net of concessions, including free rent.

(c)	The Company is a ground lessee under a long-term ground lease.

(d)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet

(e)	Includes a 97,300 square foot Wal-Mart which is not owned by us.

(f)	The GLA for this property excludes 29,857 square feet of office space.

(g)	Property consists of two buildings.

(h)	Includes a 157,616 square foot Target Store that is not owned by us.

(i)
In addition to the operating properties, there are 14 properties under development: 613-623 West Diversey (Core), Sherman Plaza (Fund II), City Point (Fund II), Broad Hollow Commons (Fund III), Cortlandt Crossing (Fund III), 3104 M Street (Fund III), Broughton Street Portfolio (Fund IV, includes 3 properties), 27 E. 61st (Fund IV), 210 Bowery (Fund IV), 801 Madison Avenue (Fund IV), 650 Bald Hill Road (Fund IV) and 717 North Michigan Avenue (Fund IV).

Major Tenants

No individual retail tenant accounted for more than 4.7% of base rents for the year ended December 31, 2016, or occupied more than 8.3% of total leased GLA as of December 31, 2016. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2016. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

	Number of Stores in Portfolio (a)			Percentage of Total Represented by Retail Tenant
Retail Tenant		Total GLA	Annualized Base Rent (b)	Total Portfolio GLA	Annualized Base Rent
Target Corp.	7	494	$6,979	8.3%	4.7%
Walgreens	6	81	3,666	1.4%	2.5%
The Stop & Shop Supermarket Co.	5	208	3,639	3.5%	2.5%
Best Buy Co., Inc.	3	87	3,595	1.4%	2.4%
LA Fitness International LLC	4	112	2,624	1.9%	1.8%
Ann Inc.	4	16	2,395	0.3%	1.6%
Bed Bath & Beyond Inc.	4	95	2,388	1.6%	1.6%
Verizon Wireless	2	31	2,386	0.5%	1.6%
TJX Companies, Inc.	11	227	2,199	3.8%	1.5%
The Home Depot, Inc.	6	233	2,102	3.9%	1.4%
Supervalue Inc.	4	138	2,068	2.3%	1.4%
Trader Joe's Co., Inc.	5	37	1,935	0.6%	1.3%
Tommy Bahama Group Inc.	2	4	1,844	0.1%	1.2%
Gap, Inc.	3	29	1,468	0.5%	1.0%
JP Morgan Chase Co.	8	24	1,419	0.4%	1.0%
Ulta Salon Cosm & Fragrance	3	31	1,395	0.5%	0.9%
Lululemon Athletica, Inc.	2	3	1,305	0.1%	0.9%
DSW	2	36	1,287	0.6%	0.9%
Sleepy's Inc.	10	41	1,273	0.7%	0.9%
Price Chopper	2	104	1,234	1.7%	0.8%
Total	93	2,031	$47,201	34.1%	31.9%

__________

(a)	Does not include the following tenants that only operate at one location within the Company's portfolio: H&M, Union Fare, Marc Jacobs, and Kohl's.

(b)	Base rents do not include percentage rents, additional rents for property expense reimbursements and contractual rent escalations.

Lease Expirations

The following tables show scheduled lease expirations for retail tenants in place as of December 31, 2016, assuming that none of the tenants exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		Annualized Base Rent (a)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	10	$924	1%	32	1%
2017 (b)	72	14,880	8%	574	10%
2018	76	18,102	11%	723	12%
2019	54	10,749	6%	506	9%
2020	51	13,029	8%	625	11%
2021	81	20,772	12%	919	16%
2022	34	9,428	6%	222	4%
2023	29	15,103	9%	397	7%
2024	43	17,517	11%	534	9%
2025	42	11,201	7%	306	5%
2026	26	6,078	4%	136	2%
Thereafter	38	28,892	17%	843	14%
Total	556	$166,675	100%	5,817	100%
Fund Portfolio

		Annualized Base Rent (a)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	7	$399	1%	12	1%
2017 (b)	28	3,142	11%	263	7%
2018	46	3,163	10%	254	7%
2019	34	5,282	10%	246	11%
2020	31	3,096	9%	214	6%
2021	30	2,649	7%	186	6%
2022	18	2,399	7%	185	5%
2023	13	2,176	4%	100	4%
2024	13	3,318	6%	142	7%
2025	24	4,984	5%	116	10%
2026	26	3,875	8%	186	8%
Thereafter	26	13,615	22%	534	28%
Total	296	$48,098	100%	2,438	100%

__________

(a)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.

(b)
The 100 leases scheduled to expire during 2017 are for tenants at 29 properties located in 17 markets. No single market represents a material amount of exposure to the Company as it relates to the rents from these leases. Given the diversity of these markets, properties and characteristics of the individual spaces, the Company cannot make any general representations as it relates to the expiring rents and the rates for which these spaces may be re-leased.

Geographic Concentrations

The following table summarizes our operating retail properties by region as of December 31, 2016. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a,c)	% Occupied (b)	Annualized Base Rent (b,c)	Annualized Base Rent per Occupied Square Foot (c)	GLA	Annualized Base Rent
Core Portfolio:
Operating Properties:
New York Metro	1,680	96%	$49,214	$30.57	32%	36%
New England	772	98%	10,188	13.49	15%	8%
Chicago Metro	696	95%	38,648	58.31	13%	28%
Midwest	694	93%	9,164	14.15	13%	7%
Washington D.C Metro	140	94%	7,498	56.99	3%	5%
San Francisco Metro	353	99%	13,672	39.25	7%	10%
Mid-Atlantic	918	95%	8,405	9.60	17%	6%
Total Core Operating Properties	5,253	96%	$136,789	$27.21	100%	100%

Fund Portfolio:
Operating Properties:
New York Metro	179	72%	$3,492	$26.97	26%	38%
San Francisco Metro	5	95%	203	44.81	1%	2%
Chicago Metro	21	24%	552	111.79	3%	6%
Northeast	210	87%	1,710	9.34	31%	19%
Southeast	59	95%	1,045	18.82	8%	12%
Mid-Atlantic	212	57%	2,090	17.25	31%	23%
Total Fund Operating Properties	686	73%	$9,092	$18.16	100%	100%

__________

(a)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.

(b)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2016.

(c)	The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region.

ITEM 3.	LEGAL PROCEEDINGS.

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

During August 2009, we terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that materially violated the Company's employee handbook. We determined that the behavior fell within the definition of "cause" in his severance agreement with us and therefore did not pay him anything thereunder. The Former Employee brought a lawsuit against us in New York State Supreme Court (the "Court"), in the amount of $0.9 million alleging breach of the severance agreement. On August 7, 2014, the Court granted summary judgment in favor of us, as defendant, and against plaintiff, the Former Employee, finding that his conduct in fact and law, constituted "cause" under his severance agreement. The Court rendered two decisions, one granting our motion for summary judgment and a second denying the Former Employee's motion to dismiss our answer as an abuse of judicial discretion. The Former Employee appealed the latter decision, but the decision of the Court was affirmed by the appellate court.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES AND PERFORMANCE GRAPH.

Market Information, Dividends and Holders of Record of our Common Shares

The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2016 and 2015:

Quarter Ended				Dividend
2016		High	Low	Per Share
March 31, 2016		$35.24	$30.25	$0.25
June 30, 2016		35.98	32.76	0.25
September 30, 2016		38.01	34.91	0.25
December 31, 2016	(a)	36.02	31.31	0.41
2015
March 31, 2015		$36.82	$32.13	$0.24
June 30, 2015		35.36	29.05	0.24
September 30, 2015		32.67	28.34	0.24
December 31, 2015	(b)	34.06	29.80	0.50

__________

(a)	Includes a special dividend of $0.15 for the quarter ended December 31, 2016

(b)	Includes a special dividend of $0.25 for the quarter ended December 31, 2015

At February 24, 2017, there were 206 holders of record of our Common Shares.

We have determined for income tax purposes that 66% of the total dividends distributed to shareholders during 2016 represented ordinary income and 34% represented capital gains. The dividend for the quarter ended December 31, 2016, was paid on January 15, 2017, and is taxable in 2016. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or a combination thereof, subject to a minimum of 10% in cash.

Issuer Purchases of Equity Securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the year ended December 31, 2016. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2016, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

Securities Authorized for Issuance Under Equity Compensation Plans

At the 2016 annual shareholders' meeting, the shareholders' approved the Second Amended and Restated 2006 Incentive Plan (the "Second Amended 2006 Plan"). This plan replaced all previous share incentive plans and increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1.6 million shares, for a total of 3.7 million shares available to be issued. See Note 13 in the Notes to Consolidated Financial Statements, for a summary of our Share Incentive Plans.

The following table provides information related to the Second Amended 2006 Plan as of December 31, 2016:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,093,419
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,093,419

Remaining Common Shares available under the Amended 2006 Plan are as follows:

Outstanding Common Shares as of December 31, 2016	83,597,680
Outstanding OP Units as of December 31, 2016	4,528,798
Total Outstanding Common Shares and OP Units	88,126,478

Common Shares and OP Units pursuant to the Second Amended 2006 Plan	8,893,681
Total Common Shares available under equity compensation plans	8,893,681

Less: Issuance of Restricted Shares and LTIP Units Granted	(4,028,489)
Issuance of Options Granted	(2,771,773)
Number of Common Shares remaining available	2,093,419

Share Price Performance

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2011, through December 31, 2016, with the cumulative total return on the Russell 2000 Index ("Russell 2000"), the NAREIT All Equity REIT Index (the "NAREIT") and the SNL Shopping Center REITs (the "SNL") over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2011, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Comparison of five Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	At December 31,
Index	2011	2012	2013	2014	2015	2016
Acadia Realty Trust	$100.00	$128.35	$131.42	$176.74	$189.97	$193.76
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NAREIT All Equity REIT Index	100.00	119.70	123.12	157.63	162.08	176.07
SNL REIT Retail Shopping Ctr Index	100.00	126.26	134.90	174.80	184.16	190.57

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations ("FFO") amounts for the year ended December 31, 2016 have been adjusted as set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations."

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
OPERATING DATA:
Revenues	$189,939	$199,063	$179,681	$156,486	$106,960
Operating expenses, excluding depreciation and reserves	98,039	88,850	79,104	72,108	59,344
Depreciation and amortization	70,011	60,751	49,645	40,299	27,888
Impairment of asset	—	(5,000)	—	(1,500)	(2,032)
Equity in earnings of unconsolidated affiliates	39,449	37,330	111,578	12,382	3,611
Gain on involuntary conversion of asset	—	—	—	—	2,368
Interest income	25,829	16,603	12,607	11,800	8,027
Other	—	1,596	2,724	—	—
Interest expense	34,645	37,297	39,426	40,239	23,009
Income from continuing operations before income taxes	52,522	62,694	138,415	26,522	8,693
Income tax benefit (provision)	105	(1,787)	(629)	(19)	574
Income from continuing operations before gain on disposition of properties	52,627	60,907	137,786	26,503	9,267
Income from discontinued operations, net of tax	—	—	1,222	18,137	80,669
Gain on disposition of properties, net of tax	81,965	89,063	13,138	—	—
Net income	134,592	149,970	152,146	44,640	89,936
(Income) loss attributable to noncontrolling interests:
Continuing operations	(61,816)	(84,262)	(80,059)	7,523	14,352
Discontinued operations	—	—	(1,023)	(12,048)	(64,582)
Net income attributable to noncontrolling interests	(61,816)	(84,262)	(81,082)	(4,525)	(50,230)
Net income attributable to Acadia	$72,776	$65,708	$71,064	$40,115	$39,706

Supplemental Information:
Income from continuing operations attributable to Acadia	$72,776	$65,708	$70,865	$34,026	$23,619
Income from discontinued operations attributable to Acadia	—	—	199	6,089	16,087
Net income attributable to Acadia	$72,776	$65,708	$71,064	$40,115	$39,706
Basic earnings per share:
Income from continuing operations	$0.94	$0.94	$1.18	$0.61	$0.51
Income from discontinued operations	—	—	—	0.11	0.34
Basic earnings per share	$0.94	$0.94	$1.18	$0.72	$0.85
Diluted earnings per share:
Income from continuing operations	$0.94	$0.94	$1.18	$0.61	$0.51
Income from discontinued operations	—	—	—	0.11	0.34
Diluted earnings per share	$0.94	$0.94	$1.18	$0.72	$0.85
Weighted average number of Common Shares outstanding
Basic	76,231	68,851	59,402	54,919	45,854
Diluted	76,244	68,870	59,426	54,982	46,335
Cash dividends declared per Common Share	$1.16	$1.22	$1.23	$0.86	$0.72

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$3,382,000	$2,736,283	$2,208,595	$1,819,053	$1,287,198
Total assets	3,995,960	3,032,319	2,720,721	2,264,957	1,908,440
Total indebtedness	1,488,718	1,358,606	1,118,602	1,039,997	613,181
Total common shareholders’ equity	1,588,577	1,100,488	1,055,541	704,236	622,797
Noncontrolling interests	589,548	420,866	380,416	417,352	447,459
Total equity	2,178,125	1,521,354	1,435,957	1,121,588	1,070,256
OTHER:
Funds from operations attributable to Common Shareholders and Common OP Unit holders (a)	117,070	111,560	78,882	67,161	48,845
Cash flows provided by (used in):
Operating activities	147,225	113,598	82,519	65,233	59,001
Investing activities	(646,435)	(354,503)	(268,516)	(87,879)	(136,745)
Financing activities	498,239	96,101	324,388	10,022	79,745

(a)	Funds from operations is a non-GAAP measure. For an explanation of the measure and a reconciliation to the nearest GAAP measure, see "Item 7. Managements Discussion and Analysis —Non-GAAP Measures."

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2016, we operated 182 properties, which we own or have an ownership interest in, within our Core Portfolio or Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These 182 properties primarily consist of street and urban retail, and dense suburban shopping centers. The properties we operate are located primarily in markets within the United States' top ten metropolitan areas. There are 116 properties in our Core Portfolio totaling approximately 6.3 million square feet excluding one in development. Fund II has four properties, two of which (representing 0.3 million square feet) are currently operating, one is under construction, and one is in the design phase. Fund III has eight properties, of which five (representing 0.3 million square feet) are currently operating and three are under development. Fund IV has 53 properties, 45 of which (representing 2.3 million square feet) are operating and eight are under development. The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership typically invests in these through a taxable REIT subsidiary ("TRS").

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas and create value through accretive development and re-tenanting activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the asset class as part of our Core asset recycling and acquisition initiative.

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

SIGNIFICANT DEVELOPMENTS DURING 2016

Investments

During the year ended December 31, 2016 ("2016"), within our Core and Fund portfolios we acquired 22 properties aggregating $864.3 million as follows:

•
In our Core portfolio we acquired nine consolidated properties with an aggregate purchase price of $519.6 million and two unconsolidated properties with an aggregate purchase price of $107.4 million (Note 4).

•	In Fund IV we acquired 11 consolidated properties with an aggregate purchase price of $237.3 million (Note 2).

In addition to our real estate investments we:

•	Issued one Core note receivable and three Fund IV notes receivable aggregating $47.5 million, which were collateralized by four mixed-use real estate properties (Note 3);

•	Restructured a $30.9 million Core mezzanine loan and replaced it with a new $153.4 million loan, which was made to our partners in the Brandywine Portfolio (Note 4); and

•	Obtained through our Operating Partnership an additional 8.3% interest in Fund II from a limited partner for $18.4 million (Note 10).

Dispositions of Real Estate

During 2016, within our Fund portfolio we sold two properties for an aggregate sales price of $211.6 million and recognized aggregate gains of $94.6 million as follows:

•
Fund III sold two consolidated properties with an aggregate sales price of $153.8 million and recognized an aggregate gain on disposition of properties of $82.0 million (Note 2). One of these properties was a 65% interest in the Cortlandt Town Center, for which the remaining 35% interest was carried as an unconsolidated investment after the sale.

•
Subsequently, Fund III sold the remaining 35% interest in the Cortlandt Town Center for $57.8 million, for which the gain was $36.0 million and our pro rata share was $12.6 million and was recognized within equity in earnings of unconsolidated affiliates on the consolidated statement of income (Note 4).

Capital Raised

•
During 2016, we issued approximately 12.9 million shares of our common stock to raise net proceeds of $452.4 million. Of these issuances, 4.5 million shares were issued under our at-the-market equity program, 4.8 million shares were issued in a follow-on public offering and 3.6 million shares were issued in a forward sale agreement (Note 10).

•	During 2016, we also issued Common and Preferred OP Units aggregating $31.4 million to a third party to acquire real estate (Note 10).

Financings

•	During 2016, we obtained $150.0 million of new unsecured term loans in our Core Portfolio. In addition, we obtained or assumed 14 new consolidated mortgages aggregating $252.9 million (Note 7).

Development Activity

•	During 2016, Fund IV acquired two properties in development. Fund II also placed a portion of its City Point project into service with an accumulated cost of $187.4 million (Note 2).

Change in Management

On June 27, 2016, John Gottfried assumed the role of Chief Financial Officer of Acadia Realty Trust.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments. During the year ended December 31, 2016, we revised how we allocate general and administrative and income tax expenses among our segments. All prior periods presented have been revised to conform to this new presentation.

A discussion of the significant variances and primary factors contributing thereto within the results of operations for the years ended December 31, 2016, 2015 and 2014 are addressed below:

Comparison of the year ended December 31, 2016 ("2016") to the year ended December 31, 2015 ("2015")

Revenues	2016				2015
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Unallocated	Core Portfolio	Funds	Structured Financings	Unallocated
Rental income	$120.2	$32.5	$—	$—	$121.2	$37.5	$—	$—
Expense reimbursements	26.7	5.6	—	—	26.5	9.8	—	—
Other	3.3	1.6	—	—	2.3	1.7	—	—
Total revenues	$150.2	$39.7	$—	$—	$150.0	$49.0	$—	$—

Rental income in the Core Portfolio decreased $1.0 million primarily as a result of a $9.3 million decrease due to the change in control of the Brandywine Portfolio (Note 4) offset by property acquisitions in 2015 and 2016 ("2016 Core Acquisitions"). Rental income in the Funds decreased $5.0 million primarily as a result of a decrease of $12.7 million relating to property dispositions in 2015 and 2016 ("2016 Fund Dispositions"). These decreases were offset by additional rental income of $4.3 million related to property acquisitions in 2015 and 2016 ("2016 Fund Acquisitions").

Expense reimbursements in the Funds decreased $4.2 million primarily due to the 2016 Fund Dispositions and a decrease in property operating expenses during 2016.

The $1.0 million increase in other income in the Core Portfolio relates to termination income received at a property.

Operating Expenses	2016				2015
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Unallocated	Core Portfolio	Funds	Structured Financings	Unallocated
Depreciation and amortization	$54.6	$15.4	$—	$—	$46.2	$14.5	$—	$—
General and administrative	—	—	—	40.6	—	—	—	30.4
Real estate taxes	19.2	6.4	—	—	16.9	8.5	—	—
Property operating	15.7	8.6	—	—	19.2	9.2	—	—
Other operating	4.7	2.8	—	—	1.1	3.5	—	—
Impairment of an asset	—	—	—	—	5.0	—	—	—
Total operating expenses	$94.2	$33.2	$—	$40.6	$88.4	$35.7	$—	$30.4

The $8.4 million increase in depreciation and amortization in the Core Portfolio was primarily attributable to the 2016 Core Acquisitions.

Unallocated general and administrative increased $10.2 million due to the acceleration of equity-based compensation awards related to retirements in 2016 totaling $4.2 million as well as increased compensation expense of $4.7 million, which included $3.9 million related to the Program (Note 13). The remaining $1.3 million relates to an increase in other professional fees.

Real estate taxes in the Core Portfolio increased $2.3 million due to the 2016 Core Acquisitions and a general increase in real estate taxes. Real estate taxes in the Funds decreased $2.1 million primarily due to the 2016 Fund Dispositions.

Property operating expenses in the Core Portfolio decreased $3.5 million primarily as a result of lower snow costs during 2016 and due to the change in control of the Brandywine Portfolio in 2016.

Other operating expenses in the Core Portfolio increased $3.6 million as a result of higher acquisition costs in 2016 due to higher transactional volume.

The impairment of an asset in the Core Portfolio during 2015 of $5.0 million relates to a property within the Brandywine Portfolio (Note 8).

Other Income (Expense)	2016				2015
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Unallocated	Core Portfolio	Funds	Structured Financings	Unallocated
Equity in earnings (losses) of unconsolidated affiliates	$3.8	$(0.3)	$—	$—	$1.2	$12.2	$—	$—
Gain on disposition of properties of unconsolidated affiliates	—	36.0	—	—	—	24.0	—	—
Interest income	—	—	25.8	—	—	—	16.6	—
Other	—	—	—	—	—	—	1.6	—
Interest and other finance expense	(27.4)	(7.2)	—	—	(27.9)	(9.4)	—	—
Income tax provision	—	—	—	0.1	—	—	—	(1.8)
Gain on disposition of properties	—	82.0	—	—	—	89.1	—	—
Income attributable to noncontrolling interests	(3.4)	(58.4)	—	—	(0.1)	(84.1)	—	—

Equity in earnings of unconsolidated affiliates in the Core Portfolio increased $2.6 million primarily due to the change in control of the Brandywine Portfolio and the Company's new investment in Gotham Plaza. Equity in earnings of unconsolidated affiliates in the Funds decreased $12.5 million primarily as a result of $5.2 million of additional distributions in excess of basis from the Mervyns I & II portfolios in 2015, additional depreciation expense related to the demolition of a building at an unconsolidated affiliate of $5.6 million and the disposition of a property in 2015 of $1.8 million.

Other income decreased $1.6 million due to the collection of a note receivable, default interest and other costs, in excess of carrying value during 2015.

The $9.2 million increase in interest income in the Structured Financing Portfolio was primarily the result of earnings from loans originated during 2015 and 2016 and the recapture of previously established reserves of $3.4 million during 2016.

The $36.0 million gain on disposition of properties of unconsolidated affiliates in the Funds during 2016 represents our pro-rata share from the sale of 35% of Cortlandt Town Center. The $24.0 million gain on disposition of properties of unconsolidated affiliates in the Funds during 2015 represents our pro-rata share from the sales of White City Shopping Center and Parkway Crossing.

Interest and other finance expense in the Funds decreased $2.2 million primarily due to an increase in capitalized interest related to our City Point development project during 2016.

The gain on disposition of properties in the Funds during 2016 of $82.0 million represents our gain on sale from 65% of Cortlandt Town Center and Heritage Shops. Gain on disposition of properties in the Funds in 2015 of $89.1 million represents our gain on sale from Lincoln Park Center, Liberty Avenue and the air rights at Fund II's City Point project.

The $1.7 million variance in the income tax provision resulted from 2015 corporate Federal income taxes incurred by a Fund IV investor.

The variance in net income attributable to noncontrolling interests in the Core Portfolio is due to the change in control of the Brandywine Portfolio. Net income attributable to noncontrolling interests in the Funds represents their share of all Fund variances discussed above.
Comparison of the year ended December 31, 2015 ("2015") to the year ended December 31, 2014 ("2014")

Revenues	2015				2014
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Unallocated	Core Portfolio	Funds	Structured Financings	Unallocated
Rental income	$121.2	$37.5	$—	$—	$102.1	$43.0	$—	$—
Expense reimbursements	26.5	9.8	—	—	22.1	10.6	—	—
Other	2.3	1.7	—	—	0.8	1.1	—	—
Total revenues	$150.0	$49.0	$—	$—	$125.0	$54.7	$—	$—

Rental income in the Core Portfolio increased $19.1 million primarily as a result of additional rents from property acquisitions in 2014 and 2015 ("2015 Core Acquisitions"). Rental income in the Funds decreased $5.5 million due to decreases of $4.7 million relating to property dispositions in 2015 ("2015 Fund Dispositions") and an anticipated significant vacancy at 161st Street in connection with its development. These decreases were partially offset by property acquisitions in 2015 and 2014 ("2015 Fund Acquisitions").

Expense reimbursements in the Core Portfolio increased $4.4 million primarily as a result of the 2015 Core Acquisitions as well as additional repairs and maintenance during 2015.

Other income in the Core Portfolio increased $1.5 million primarily as a result of a gain on the acquisition of the unaffiliated partner's remaining interest in the Route 202 Shopping Center during 2015.

Operating Expenses	2015				2014
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Unallocated	Core Portfolio	Funds	Structured Financings	Unallocated
Depreciation and amortization	$46.2	$14.5	$—	$—	$35.9	$13.8	$—	$—
General and administrative	—	—	—	30.4	—	—	—	27.4
Real estate taxes	16.9	8.5	—	—	14.4	8.7	—	—
Property operating	19.2	9.2	—	—	15.1	9.7	—	—
Other operating	1.1	3.5	—	—	3.6	0.2	—	—
Impairment of asset	5.0	—	—	—	—	—	—	—
Total operating expenses	$88.4	$35.7	$—	$30.4	$69.0	$32.4	$—	$27.4

Property operating expenses in the Core Portfolio increased $4.1 million primarily as a result of the 2015 Core Acquisitions as well as additional repairs and maintenance during 2015.

Other operating expenses in the Core Portfolio decreased $2.5 million as a result of lower acquisition costs during 2015. Other operating expenses in the Funds increased $3.3 million as a result of higher acquisition costs during 2015.

Real estate taxes in the Core Portfolio increased $2.5 million primarily as a result of the 2015 Core Acquisitions.

Unallocated general and administrative expenses increased $3.0 million primarily as a result of increased compensation expense of $2.5 million in 2015 and higher legal and other professional fees of $0.9 million in 2015.

The $10.3 million increase in depreciation and amortization in the Core Portfolio was attributable to the 2015 Core Acquisitions.

The impairment of an asset in the Core Portfolio of $5.0 million reflects a charge related to a property within the Brandywine Portfolio (Note 8).

Other	2015				2014
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Unallocated	Core Portfolio	Funds	Structured Financings	Unallocated
Equity in earnings (losses) of unconsolidated affiliates	$1.2	$12.2	$—	$—	$0.1	$8.8	$—	$—
Gain on disposition of properties of unconsolidated affiliates	—	89.1	—	—	—	102.9	—	—
Interest income	—	—	16.6	—	—	—	12.6	—
Other	—	—	1.6	—	—	—	2.7	—
Interest and other finance expense	(27.9)	(9.3)	—	—	(27.0)	(12.4)	—	—
Income tax (provision) benefit	—	—	—	(1.8)	—	—	—	(0.6)
Gain on disposition of properties	—	24.0	—	—	12.6	0.5	—	—
Income from discontinued operations	—	—	—	—	—	1.2	—	—
Income attributable to noncontrolling interests:
Continuing operations	(0.1)	(84.1)	—	—	(3.2)	(76.9)	—	—
Discontinued operations	—	—	—	—	—	(1.0)	—	—

Equity in earnings of unconsolidated affiliates in the Funds increased $3.4 million primarily due to additional distributions in excess of basis from an unconsolidated affiliate in 2015.

The $4.0 million increase in interest income in the Structured Financing Portfolio was a result of $2.7 million of additional interest from loans originated in 2014 and 2015 as well as the collection of $1.5 million of interest that was previously reserved in 2015.

The $1.1 million variance in other income results from $1.6 million in 2015 due to the collection of a note receivable, default interest and other costs, in excess of carrying value and in 2014, we collected two notes previously reserved for of $2.7 million.

The $89.1 million gain on disposition of properties of unconsolidated affiliates in the Funds during 2015 represents our pro-rata share of the gains from Parkway Crossing and the White City Shopping Center. The $102.9 million gain on disposition of properties of unconsolidated affiliates in the Funds in 2014 resulted from our pro-rata share of the gain on sale of investments in the Fund III and Fund IV Lincoln Road Portfolios.

Interest and other finance expense in the Funds decreased $3.1 million from a $3.7 million increase in capitalized interest related to our City Point development project and a $3.3 million decrease related to lower average interest rates during 2015. These decreases were offset by a $4.0 million increase related to higher average outstanding borrowings during 2015.

The $1.2 million variance in the income tax provision resulted from 2015 corporate Federal income taxes incurred by a Fund IV investor.

The $12.5 million gain on disposition of properties in the Core Portfolio during 2014 represents the gain on the foreclosure of Walnut Hill Plaza. The $24.0 million gain on disposition of properties in the Funds in 2015 represents our gain on the sales of Lincoln Park Centre, Liberty Avenue and air rights on Phase III at our City Point development.

Net income attributable to noncontrolling interests in the Funds represents their share of all Fund variances discussed above.

NON-GAAP MEASURES

Net Property Operating Income

The following discussion of net property operating income ("NOI") and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. Our Funds invest primarily in properties that typically require significant leasing and development. Given that the Funds are finite-life investment vehicles, these properties are sold following stabilization. For these reasons, we believe NOI and rent spreads are not meaningful measures for our Fund investments.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in millions):

	Year Ended December 31,
	2016	2015
Consolidated Operating Income	$21.9	$44.5
Add back:
General and administrative	40.7	30.4
Depreciation and amortization	70.0	60.7
Impairment of asset	—	5.0
Less:
Above/below market rent, straight-line rent and other adjustments	(5.3)	(8.2)
Consolidated NOI	127.3	132.4

Noncontrolling interest in consolidated NOI	(20.8)	(34.7)
Less: Operating Partnership's interest in Fund NOI included above	(5.0)	(5.8)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	16.5	10.4
NOI - Core Portfolio	$118.0	$102.3
__________

(a)	Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to be sold, and redeveloped during these periods.

The following table summarizes Same-Property NOI for our Core Portfolio (in millions):

	Year Ended December 31,
	2016	2015
Core Portfolio NOI	$118.0	$102.3
Less properties excluded from Same-Property NOI	(22.3)	(9.8)
Same-Property NOI	$95.7	$92.5

Percent change from 2015	3.4%

Components of Same-Property NOI:
Same-Property Revenues	$126.7	$125.1
Same-Property Operating Expenses	31.0	32.6
Same-Property NOI	$95.7	$92.5

The 3.4% increase in Same-Property NOI was primarily attributable to contractual rent increases and lease renewals at increased rents during 2016.

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the year ended December 31, 2016. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Year Ended December 31, 2016

Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	63
Gross leasable area	390,521
New base rent	$23.17	$24.54
Previous base rent	$21.36	$20.96
Percent growth in base rent	8.5%	17.1%
Average cost per square foot (a)	$11.46
Weighted average lease term (years)	5.8
__________

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

A reconciliation of net income attributable to Acadia to FFO follows (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Net income attributable to Acadia	$72,776	$65,708	$71,064	$40,115	$39,706

Depreciation of real estate and amortization of leasing costs: (net of noncontrolling interests' share)	67,446	52,013	38,020	31,432	24,671

Gain on sale (net of noncontrolling interests’ share)	(28,154)	(11,114)	(33,438)	(6,378)	(16,060)
Income attributable to Common OP Unit holders	4,442	3,811	3,203	470	510
Impairment of asset (net of noncontrolling interests’ share)	—	1,111	—	1,500	—
Distributions - Preferred OP Units	560	31	33	22	18
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$117,070	$111,560	$78,882	$67,161	$48,845
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and Common OP Units (a)	81,250	73,067	62,420	55,954	46,940
Diluted Funds from operations, per Common Share and Common OP Unit	$1.44	$1.53	$1.26	$1.20	$1.04

__________

(a)
In addition to the weighted-average Common Shares outstanding (Note 15), basic and diluted FFO per common share also assume full conversion of a weighted-average 4,435, 3,895, 2,684, 618 and 604 OP Units into Common Shares for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Diluted FFO per common share also includes the assumed conversion of 433, 25, 25, 25 and 25, respectively Preferred OP Units into Common Shares for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. In addition, diluted FFO includes the effect of 151, 297, 309, 392 and 456 employee share options, restricted share units and LTIP units for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity and Cash Requirements

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Funds and property acquisitions and development/re-tenanting activities within our Core Portfolio, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the year ended December 31, 2016, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $98.7 million. This amount included an $18.8 million special dividend that was paid in January 2016, which related to the Operating Partnership's share of cash proceeds from property dispositions during 2015. The balance of the distribution was funded from the Operating Partnership's share of operating cash flow.

Distributions of $78.3 million were made to noncontrolling interests in Fund III during the year ended December 31, 2016. This resulted from proceeds related to the financing of 640 Broadway and dispositions of Cortlandt Town Center and Heritage Shops as discussed in Note 2 and Note 4.

Investments in Real Estate

During the year ended December 31, 2016, within our Core and Fund portfolios we acquired 22 properties aggregating $864.3 million as follows: (i) in our Core portfolio we acquired nine consolidated properties with an aggregate purchase price of $519.6 million and two unconsolidated properties with an aggregate purchase price of $107.4 million (Note 4) and (ii) in Fund IV we acquired 11 consolidated properties with an aggregate purchase price of $237.3 million (Note 2).

Capital Commitments

During 2016, we made capital contributions of $58.4 million to the Funds in connection with acquisitions and development costs. Capital contributed will be used by the Funds to acquire and operate real estate assets. At December 31, 2016, our share of the remaining capital commitments to our Funds aggregated $155.9 million as follows:

•	Fund II was launched in June 2004 with total committed capital of $300.0 million of which our original share was $85.0 million, which has been fully funded.

•	$13.1 million to Fund III. Fund III was launched in May 2007 with total committed capital of $502.5 million of which our original share was $123.3 million.

•	$38.3 million to Fund IV. Fund II was launched in June 2004 with total committed capital of $300.0 million of which our original share was $85.0 million.

•	$104.5 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our original share is $104.5 million.

Development Activities

During the year ended December 31, 2016, costs associated with development activities totaled $142.6 million. These costs primarily related to Fund II's City Point project, Fund IV's Broughton Street Portfolio and Fund IV's 210 Bowery project. At December 31, 2016, we had 14 properties under development for which the estimated total cost to complete these projects through 2020 was $118.1 million to $179.3 million and our share was approximately $28.8 million to $44.1 million.

Structured Financings

During 2016, the Company received total collections of $42.8 million on its notes receivable, including full repayment of five notes issued in prior periods aggregating $29.6 million (Note 3).

Debt

A summary of our consolidated debt is as follows (in millions):

	December 31,
	2016	2015
Total Debt - Fixed and Effectively Fixed Rate	$860.5	$552.2
Total Debt - Variable Rate	645.2	816.7
Net unamortized debt issuance costs	(18.3)	(11.7)
Unamortized premium	1.3	1.4
Total Indebtedness	$1,488.7	$1,358.6

As of December 31, 2016, our consolidated outstanding mortgage, convertible notes and other notes payable aggregated $1,505.7 million, excluding unamortized premium of $1.3 million and unamortized loan costs of $18.3 million, and were collateralized by 39 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.0% to 6.0% with maturities that ranged from March 1, 2017, to April 15, 2035. Taking into consideration $365.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $860.5 million of the portfolio debt, or 57.1%, was fixed at a 4.08% weighted average interest rate and $645.2 million, or 42.9% was floating at a 2.68% weighted average interest rate as of December 31, 2016.

During 2016, we repaid 15 consolidated mortgages in full aggregating $292.3 million with a weighted-average interest rate of 4.61% and made scheduled principal payments of $6.5 million. During 2016 we obtained a new $150.0 million unsecured term loan. There is $389.1 million of debt maturing in 2017 at a weighted-average interest rate of 3.26%. In addition, there is $6.9 million of scheduled principal amortization due in 2016. In addition, the Company's share scheduled 2017 principal payments and maturities on its unconsolidated debt was $16.2 million at December 31, 2016. As it relates to the maturing debt in 2017, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that the Company will be able to obtain financing at acceptable terms.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties and (v) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2016 totaled $71.8 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market ("ATM") equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively "match-fund" the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for general corporate purposes.

Net proceeds from equity issuances totaled $452.3 million, $64.4 million and $357.8 million for the years ended December 31, 2016, 2015 and 2014 respectively. See "Item 1. Business—Capital Strategy–Balance Sheet Focus and Access to Capital" for more detail on these issuances.

Fund Capital

During 2016, noncontrolling interest capital contributions to Fund II, III and IV of $33.8 million, $6.9 million and $142.4 million, respectively, were primarily used to fund the aforementioned acquisitions and to pay down existing credit facilities. At December 31, 2016, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $40.2 million, $127.2 million and $415.5 million, respectively.

Asset Sales

During 2016, within our Fund portfolio we sold two properties for an aggregate sales price of $211.6 million and recognized aggregate gains of $94.6 million. Fund III sold two consolidated properties with an aggregate sales price of $153.8 million and recognized an aggregate gain on disposition of properties of $82.0 million (Note 2). One of these properties was a 65% interest in the Cortlandt Town Center, for which the remaining 35% interest was carried as an unconsolidated investment after the sale. Subsequently, Fund III sold the remaining 35% interest in the Cortlandt Town Center for $57.8 million, for which the gain was $36.0 million and our pro rata share was $12.6 million and was recognized within equity in earnings of unconsolidated affiliates on the consolidated statement of income (Note 4). Subsequent to December 31, 2016 we also received proceeds from dispositions of Fund properties of $47.8 million (Note 17).

Structured Financing Repayments

During 2016, we received total collections on our notes receivable of $42.8 million, including full repayment of five notes issued in prior periods aggregating $29.6 million (Note 3). Scheduled principal collections for 2017 total $40.5 million.

Financing and Debt

As of December 31, 2016, we had $212.9 million of additional capacity under existing revolving debt facilities. In addition, at that date we had 85 unleveraged consolidated properties with an aggregate carrying value of approximately $1.3 billion and 27 unleveraged unconsolidated properties for which our share of the carrying value was $74.5 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms if at all.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at six of our properties and the lease for our corporate office and (iii) construction commitments as of December 31, 2016 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,505.7	$396.0	$275.0	$575.5	$259.2
Interest obligations on debt	235.0	56.4	92.9	46.7	39.0
Lease obligations (a)	204.3	3.7	7.5	7.4	185.6
Construction commitments (b)	85.4	85.4	—	—	—
Total	$2,030.4	$541.5	$375.4	$629.6	$483.8

__________

(a)
The ground lease expiring during 2078 has an option to purchase the underlying land during 2031. If we do not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

(b)
In conjunction with the development of our Core Portfolio and Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have the following investments made through joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our investment and our share of income and loss from, but not the individual assets and liabilities, of these joint ventures.

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership's pro-rata share of unconsolidated debt related to those investments is as follows (dollars in millions):

	Operating Partnership Ownership Percentage	Operating Partnership Pro-rata Share of Mortgage Debt
Investment			Interest Rate at December 31, 2016	Maturity Date
1701 Belmont Avenue	22.8%	$0.7	4.00%	January 2017
Arundel Plaza	35.7%	3.6	2.62%	April 2017
Promenade at Manassas	22.8%	5.7	2.02%	November 2017
2819 Kennedy Boulevard	22.8%	1.9	2.77%	December 2017
Eden Square	22.8%	3.6	2.62%	December 2017
230/240 W. Broughton	11.6%	1.2	3.62%	May 2018
Gotham Plaza	49.0%	10.3	2.22%	June 2023
Renaissance Portfolio	20.0%	32.0	2.32%	August 2023
Crossroads	49.0%	33.1	3.94%	October 2024
840 N. Michigan	88.4%	65.0	4.36%	February 2025
Georgetown Portfolio	50.0%	8.6	4.72%	December 2027
Total		$165.7

In addition, we have arranged for the provision of one separate letter of credit in connection with certain leases and investments. As of December 31, 2016 there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $2.5 million.

One of our unconsolidated affiliates is a party to an interest rate LIBOR swap with a notional value of $20.9 million, which effectively fixes the interest rate at 3.49% and matures in June 2023. Our pro-rata share of the fair value of such affiliate's derivative assets totaled $0.2 million as of December 31, 2016.

HISTORICAL CASH FLOW

Cash Flows for 2016 Compared to 2015

The following table compares the historical cash flow for the year ended December 31, 2016 with the cash flow for the year ended December 31, 2015 (dollars in millions):

	Year Ended December 31,
	2016	2015	Variance
Net cash provided by operating activities	$111.8	$113.6	$(1.8)
Net cash used in investing activities	(611.0)	(354.5)	(256.5)
Net cash provided by financing activities	498.2	96.1	402.1
Total	$(1.0)	$(144.8)	$143.8

Operating Activities

Our operating activities provided $1.8 million less cash during 2016, primarily due to (i) $7.8 million of lease payments relating to 991 Madison Avenue during 2016, and (ii) additional distributions from the Mervyns I & II portfolios during 2015. These items were partially offset by additional cash flow from 2016 acquisitions.

Investing Activities

During 2016, our investing activities used an additional $256.5 million of cash, primarily for (i) an additional $156.9 million used for the acquisition of real estate, (ii) $108.9 million of additional cash used for the issuance of notes receivable, (iii) $47.9 million more cash used in investments and advances to unconsolidated affiliates, and (iii) $32.3 million less cash received from the disposition of properties, including unconsolidated affiliates. These items were partially offset by (i) $42.8 million more cash received from return of capital from unconsolidated affiliates (ii) $26.8 million more cash received from repayments of notes receivable and (iii) $14.9 million less cash used for development and property improvement costs,

Financing Activities

Our financing activities provided $402.1 million more cash during 2016, primarily from (i) $386.9 million more cash received from the issuance of Common Shares and (ii) an increase of $259.6 million from capital contributions from noncontrolling interests. These items were partially offset by (i) a decrease of $210.7 million of cash provided from net borrowings , (ii) distributions to noncontrolling interests increased $21.4 million, (iii) $7.3 million more cash used for deferred financing and other costs, and (iv) an additional $5.0 million of cash used to pay dividends to Common Shareholders.

Cash Flows for 2015 Compared to 2014

	Year Ended December 31,
	2015	2014	Variance
Net cash provided by operating activities	$113.6	$82.5	$31.1
Net cash used in investing activities	(354.5)	(268.5)	(86.0)
Net cash provided by financing activities	96.1	324.4	(228.3)
Total	$(144.8)	$138.4	$(283.2)

Operating Activities

Our operating activities provided $31.1 million of additional cash during 2015, primarily from (i) an increase in cash flow from Core and Fund Property acquisitions and (ii) an increase in cash flow from our Structured Financing Portfolio.

Investing Activities

During 2015, our investing activities used an additional $86.0 million of cash, primarily for (i) an additional $94.1 million was used for the acquisition of real estate, (ii) $62.5 million less cash was collected from the return of capital from unconsolidated affiliates, (iii) $28.5 million more was used for development and property improvement costs, (iv) $17.3 million of additional cash was issued for notes receivable, (v) $14.3 million less cash received from the disposition of properties, including unconsolidated affiliates, and (vi) $4.3 million more was used for deferred leasing costs. These items were partially offset by $132.8 million less cash used in investments and advances to unconsolidated affiliates.

Financing Activities

Our financing activities provided $228.3 million less cash during 2015, primarily from (i) $294.2 million less cash received from the issuance of Common Shares, (ii) cash provided from net borrowings decreased $16.4 million, (iii) an additional $33.1 million of cash was used to pay dividends to Common Shareholders, and (iv) capital contributions from noncontrolling interests decreased $22.5 million. These items were partially offset by $136.7 million of less cash distributed to noncontrolling interests.

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
See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of impairments recognized during the periods presented.

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended December 31, 2016, 2015 and 2014.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2016 and 2015, the allowance for doubtful accounts totaled $5.7 million and $7.5 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Real Estate

Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Construction in progress includes costs for significant property expansion and development. Depreciation is computed on the straight-line basis over estimated useful lives of 30 to 40 years for buildings, the shorter of the useful life or lease term for tenant improvements and five years for furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the respective leases, beginning when the tenant takes possession of the space. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to us of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.

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

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued and recently adopted accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2016

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2016, we had total mortgage and other notes payable of $1,505.7 million, excluding the unamortized premium of $1.3 million and unamortized loan costs of $18.3 million, of which $860.5 million, or 57.1% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $645.2 million, or 42.9%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of December 31, 2016, we were a party to 18 interest rate swap transactions and 4 interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $365.3 million and $196.4 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2016 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017	$4.4	$79.2	$83.6	5.6%
2018	3.2	40.1	43.3	2.3%
2019	3.2	—	3.2	—%
2020	3.4	50.0	53.4	1.9%
2021	3.5	200.0	203.5	1.9%
Thereafter	21.9	208.2	230.1	3.4%
	$39.6	$577.5	$617.1

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017	$2.5	$312.4	$312.4	2.7%
2018	1.6	26.5	26.5	3.6%
2019	2.0	202.1	202.1	3.7%
2020	1.1	268.2	268.2	4.7%
2021	0.3	50.4	50.4	3.1%
Thereafter	0.9	29.0	29.0	2.6%
	$8.4	$888.6	$888.6

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017	$1.1	$15.1	$16.2	2.5%
2018	1.0	1.2	2.2	3.6%
2019	1.0	—	1.0	—%
2020	1.1	—	1.1	—%
2021	1.1	—	1.1	—%
Thereafter	3.7	140.4	144.1	3.7%
	$9.0	$156.7	$165.7

$396.0 million of our total consolidated debt and $16.2 million of our pro-rata share of unconsolidated outstanding debt will become due in 2017. $69.8 million of our total consolidated debt and $2.2 million of our pro-rata share of unconsolidated debt will become due in 2018. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.7 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.9 million. Interest expense on our variable-rate debt of $645.2 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2016 would increase $6.4 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2016, the fair value of our total consolidated outstanding debt would decrease by approximately $20.3 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $22.8 million.

As of December 31, 2016 and 2015, we had consolidated notes receivable of $276.2 million and $147.2 million, respectively. We determined the estimated fair value of our notes receivable equated the carrying values by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2016, the fair value of our total outstanding notes receivable would decrease by approximately $5.4 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $5.6 million.

Summarized Information as of December 31, 2015

As of December 31, 2015, we had total mortgage and convertible notes payable of $1,369.0 million, excluding the unamortized premium of 1.4 million and unamortized loan costs of $11.7 million, of which $808.7 million, or 59% was fixed-rate, inclusive of interest rate swaps, and $560.2 million, or 41%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2015, we were a party to 15 interest rate swap transactions and one interest rate cap transactions to hedge our exposure to changes in interest rates with respect to $256.5 million and $29.5 million of LIBOR-based variable-rate debt, respectively. We were also a party to one forward-starting interest rate swaps with respect to $50.0 million of LIBOR-based variable-rate debt.

Interest expense on our variable debt of $560.2 million as of December 31, 2015 would have increased $5.6 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2015, the fair value of our total outstanding debt would have decreased by approximately $12.8 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $13.6 million.

Changes in Market Risk Exposures from 2015 to 2016

Our interest rate risk exposure from December 31, 2015 to December 31, 2016 has increased on an absolute basis, as the $560.2 million of variable-rate debt as of December 31, 2015 has increased to $645.2 million as of December 31, 2016. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 41% of our consolidated debt as of December 31, 2015 and was increased to 43% as of December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements beginning on page F-1 of this Form 10-K are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust
Rye, New York
February 24, 2017

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Shareholders and Board of Trustees
Acadia Realty Trust
Rye, New York

We have audited Acadia Realty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9(a), Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acadia Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
February 24, 2017

ITEM 9B.	OTHER INFORMATION.

None

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2017 annual meeting of stockholders (our "2017 Proxy Statement") that we intend to file with the SEC no later than March 28, 2017.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2017 Proxy Statement is incorporated herein by reference:

•	"PROPOSAL 1 — ELECTION OF TRUSTEES"

•	"MANAGEMENT"

•	"SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE"

ITEM 11.	EXECUTIVE COMPENSATION.

The information under the following headings in the 2017 Proxy Statement is incorporated herein by reference:

•	"ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT"

•	"COMPENSATION DISCUSSION AND ANALYSIS"

•	"BOARD OF TRUSTEES COMPENSATION"

•	"COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION"

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 2017 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Form 10-K under the heading "(c) Securities authorized for issuance under equity compensation plans" is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2017 Proxy Statement is incorporated herein by reference:

•	"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

•	"PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence"

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading "AUDIT COMMITTEE INFORMATION" in the 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: See "Index to Financial Statements" at page F-1 below.

2.	Financial Statement Schedule: See "Schedule II—Valuation and Qualifying Accounts" at page F-48 below.

3.	Financial Statement Schedule: See "Schedule III—Real Estate and Accumulated Depreciation" at page F-49 below.

4.	Financial Statement Schedule: See "Schedule IV—Mortgage Loans on Real Estate" at page F-53 below.

5.	Exhibits: The index of exhibits below is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
Chief Executive Officer,
President and Trustee

By:	/s/ John Gottfried
John Gottfried
Senior Vice President and
Chief Financial Officer

By:	/s/ Richard Hartmann
Richard Hartmann
Senior Vice President and
Chief Accounting Officer
Dated: February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 24, 2017

/s/ John Gottfried (John Gottfried)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017

/s/ Richard Hartmann (Richard Hartmann)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 24, 2017

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 24, 2017

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 24, 2017

/s/ William T. Spitz (William T. Spitz)	Trustee	February 24, 2017

/s/ Lynn Thurber (Lynn Thurber)	Trustee	February 24, 2017

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 24, 2017

/s/ C. David Zoba (C. David Zoba)	Trustee	February 24, 2017

EXHIBIT INDEX
The following is an index to all exhibits including (i) those filed with this Annual Report on Form 10-K and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing
3.1	Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to the copy thereof filed as Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998.
3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.
3.7	Amended and Restated Bylaws of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2013.
3.8	Amendment No. 1 to Amended and Restated Bylaws of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.
10.1	Amended and Restated Acadia Realty Trust 2006 Share Incentive Plan (a)	Incorporated by reference to the copy thereof filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 5, 2012.
10.2	Certain information regarding the compensation arrangements with certain officers of registrant	Incorporated by reference to the copy thereof filed as to Item 5.02 of the registrant's Form 8-K filed with the SEC on February 4, 2008.

Exhibit No.	Description	Method of Filing
10.3	Description of Long Term Investment Alignment Program	Incorporated by reference to the copy thereof filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.
10.4	Form of Share Award Agreement (a)	Incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form S-8 filed on July 2, 2003.
10.5	Form of 2014-15 Long-Term Incentive Plan Award Agreement (a)	Filed herewith
10.6	Registration Rights and Lock-Up Agreement (RD Capital Transaction)	Incorporated by reference to the copy thereof filed as Exhibit 99.1 (a) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.
10.7
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB
Incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on April 20, 1998.
10.8	Amended and Restated Employment agreement between the Company and Kenneth F. Bernstein (a)	Incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.
10.9
Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, Senior Legal Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction (a)
Incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on June 12, 2008.
10.10	Amended and Restated Severance Agreement, dated April 19, 2011, that was entered into with Christopher Conlon, Senior Vice President, Leasing and Development (a)	Incorporated by reference to the copy thereof filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011.
10.11
Revolving Credit Agreement Dated as of November 21, 2012 by and among Acadia Strategic Opportunity Fund IV LLC as Borrower, Acadia Realty Acquisition IV LLC as Borrowers Managing Member, Acadia Realty Limited Partnership as Guarantor, Acadia Realty Trust as Guarantor General Partner, Acadia Investors IV Inc. as Pledgor and Bank of America, N.A. as Administrative Agent, Structuring Agent, Sole Bookrunner, Sole Lead Arranger, Letter of Credit Issuer, and Lender
Incorporated by reference to the copy thereof filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
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
Incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2013.

Exhibit No.	Description	Method of Filing
10.13
First Amendment to Credit Agreement, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, dated September 30, 2014
Incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.
10.14
Second Amendment to Credit Agreement, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, dated May 22, 2015
Incorporated by reference to the copy thereof filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.
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
Incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 4, 2006.
10.16	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to the copy thereof filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.
10.17	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to the copy thereof filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.
21	List of Subsidiaries of Acadia Realty Trust	Filed herewith
23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (not including immaterial amendments)	Incorporated by reference to the copy thereof filed as Exhibit 10.1 (c) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.

Exhibit No.	Description	Method of Filing
99.2	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership	Incorporated by reference to the copy thereof filed as Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.
99.3	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership	Incorporated by reference to the copy thereof filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed on March 12, 2009.
99.4	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership	Incorporated by reference to the copy thereof filed as Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997.
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
__________

(a)	The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees
Acadia Realty Trust
Rye, New York

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
February 24, 2017

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2016	2015
ASSETS
Investments in real estate, at cost
Operating real estate, net	$2,551,448	$1,828,006
Real estate under development, at cost	543,486	609,574
Net investments in real estate	3,094,934	2,437,580
Notes receivable, net	276,163	147,188
Investments in and advances to unconsolidated affiliates	272,028	173,277
Other assets, net	192,786	123,789
Cash and cash equivalents	71,805	72,776
Rents receivable, net	43,842	40,425
Restricted cash	22,904	37,284
Assets of properties held for sale	21,498	—
Total assets	$3,995,960	$3,032,319

LIABILITIES
Mortgage and other notes payable, net	$1,055,728	$1,050,051
Unsecured notes payable, net	432,990	287,755
Unsecured line of credit	—	20,800
Accounts payable and other liabilities	208,672	101,563
Capital lease obligations	70,129	—
Dividends and distributions payable	36,625	37,552
Distributions in excess of income from, and investments in, unconsolidated affiliates	13,691	13,244
Total liabilities	1,817,835	1,510,965
Commitments and contingencies
EQUITY
Acadia shareholders' Equity
Common shares, $0.001 par value, authorized 100,000,000 shares, issued and outstanding 83,597,741 and 70,258,415 shares, respectively	84	70
Additional paid-in capital	1,594,926	1,092,239
Accumulated other comprehensive loss	(798)	(4,463)
(Distributions in excess of accumulated earnings) retained earnings	(5,635)	12,642
Total Acadia shareholders’ equity	1,588,577	1,100,488
Noncontrolling interests	589,548	420,866
Total equity	2,178,125	1,521,354
Total liabilities and equity	$3,995,960	$3,032,319

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands except per share amounts)	2016	2015	2014
Revenues
Rental income	$152,814	$158,632	$145,103
Expense reimbursements	32,282	36,306	32,642
Other	4,843	4,125	1,936
Total revenues	189,939	199,063	179,681
Operating expenses
Depreciation and amortization	70,011	60,751	49,645
General and administrative	40,648	30,368	27,433
Real estate taxes	25,630	25,384	23,062
Property operating	24,244	28,423	24,833
Other operating	7,517	4,675	3,776
Impairment of asset	—	5,000	—
Total operating expenses	168,050	154,601	128,749
Operating income	21,889	44,462	50,932
Equity in earnings and gains of unconsolidated affiliates	39,449	37,330	111,578
Interest income	25,829	16,603	12,607
Other	—	1,596	2,724
Interest expense	(34,645)	(37,297)	(39,426)
Income from continuing operations before income taxes	52,522	62,694	138,415
Income tax benefit (provision)	105	(1,787)	(629)
Income from continuing operations before gain on disposition of properties	52,627	60,907	137,786
Income from discontinued operations, net of tax	—	—	1,222
Gain on disposition of properties, net of tax	81,965	89,063	13,138
Net income	134,592	149,970	152,146
Noncontrolling interests
Continuing operations	(61,816)	(84,262)	(80,059)
Discontinued operations	—	—	(1,023)
Net income attributable to noncontrolling interests	(61,816)	(84,262)	(81,082)
Net income attributable to Acadia	$72,776	$65,708	$71,064
Basic and diluted earnings per share
Income from continuing operations attributable to Acadia	$0.94	$0.94	$1.18
Income from discontinued operations attributable to Acadia	—	—	—
Basic and diluted earnings per share	$0.94	$0.94	$1.18
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2016	2015	2014

Net income	$134,592	$149,970	$152,146
Other comprehensive income (loss):
Unrealized loss on valuation of swap agreements	(646)	(5,061)	(9,061)
Reclassification of realized interest on swap agreements	4,576	5,524	3,776
Other comprehensive income (loss)	3,930	463	(5,285)
Comprehensive income	138,522	150,433	146,861
Comprehensive income attributable to noncontrolling interests	(62,081)	(85,183)	(80,934)
Comprehensive income attributable to Acadia	$76,441	$65,250	$65,927

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	55,643	$56	$665,301	$1,132	$37,747	$704,236	$417,352	$1,121,588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	136	—	3,181	—	—	3,181	(3,181)	—
Issuance of Common Shares, net of issuance costs	12,237	12	357,447	—	—	357,459	—	357,459
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	44,051	44,051
Dividends declared ($1.23 per Common Share) (a)	—	—	—	—	(77,194)	(77,194)	(5,085)	(82,279)
Employee and trustee stock compensation, net	93	—	1,932	—	—	1,932	6,528	8,460
Noncontrolling interest distributions	—	—	—	—	—	—	(218,152)	(218,152)
Noncontrolling interest contributions	—	—	—	—	—	—	57,969	57,969
Comprehensive (loss) income	—	—	—	(5,137)	71,064	65,927	80,934	146,861
Balance at December 31, 2014	68,109	$68	$1,027,861	$(4,005)	$31,617	$1,055,541	$380,416	$1,435,957
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	101	—	2,451	—	—	2,451	(2,451)	—
Issuance of Common Shares, net of issuance costs	1,973	2	64,415	—	—	64,417	—	64,417
Dividends declared ($1.22 per Common Share) (b)	—	—	—	—	(84,683)	(84,683)	(5,983)	(90,666)
Acquisition of noncontrolling interests	—	—	(4,409)	—	—	(4,409)	(3,561)	(7,970)
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	—	—
Employee and trustee stock compensation, net	75	—	1,921	—	—	1,921	6,723	8,644
Noncontrolling interest distributions	—	—	—	—	—	—	(74,950)	(74,950)
Noncontrolling interest contributions	—	—	—	—	—	—	35,489	35,489
Comprehensive (loss) income	—	—	—	(458)	65,708	65,250	85,183	150,433
Balance at December 31, 2015	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	351	1	7,891	—	—	7,892	(7,892)	—
Issuance of Common Shares, net of issuance costs	12,961	13	450,117	—	—	450,130	—	450,130
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	31,429	31,429
Dividends declared ($1.16 per Common Share) (c)	—	—	—	—	(91,053)	(91,053)	(6,753)	(97,806)
Change in control of previously unconsolidated investment	—	—	—	—	—	—	(75,713)	(75,713)
Windfall tax benefit	—	—	555	—	—	555	—	555
Acquisition of noncontrolling interests	—	—	7,546	—	—	7,546	(25,925)	(18,379)
Employee and trustee stock compensation, net	28	—	926	—	—	926	12,768	13,694
Noncontrolling interest distributions	—	—	—	—	—	—	(80,769)	(80,769)
Noncontrolling interest contributions	—	—	—	—	—	—	295,108	295,108
Reallocation of noncontrolling interests	—	—	35,652	—	—	35,652	(35,652)	—
Comprehensive income	—	—	—	3,665	72,776	76,441	62,081	138,522
Balance at December 31, 2016	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
__________

(a)	Includes a special dividend of $0.30 announced on December 5, 2014 and paid on January 15, 2015.

(b)	Includes a special dividend of $0.25 declared on November 10, 2015 and paid on January 15, 2016.

(c)	Includes a special cash dividend of $0.15 declared on November 8, 2016 and paid on January 13, 2017 (Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,592	$149,970	$152,146
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties	(81,965)	(89,063)	(14,360)
Depreciation and amortization	70,011	60,751	49,645
Distributions of operating income from unconsolidated affiliates	7,256	12,291	9,579
Equity in earnings and gains of unconsolidated affiliates	(39,449)	(37,330)	(111,578)
Stock compensation expense	13,695	7,438	6,744
Amortization of financing costs	3,204	3,537	3,003
Impairment of asset	—	5,000	—
Other, net	(8,095)	(6,483)	(3,812)
Changes in assets and liabilities:
Other liabilities	26,532	5,354	3,099
Prepaid expenses and other assets	(11,677)	12,690	852
Rents receivable, net	(4,847)	(5,673)	(8,097)
Cash in escrow	1,912	(6,168)	(686)
Accounts payable and accrued expenses	591	1,284	(4,016)
Net cash provided by operating activities	111,760	113,598	82,519
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(495,644)	(338,700)	(256,453)
Development and property improvement costs	(149,434)	(164,315)	(140,118)
Issuance of notes receivable	(157,352)	(48,500)	(31,169)
Proceeds from the disposition of properties	150,378	168,895	31,188
Investments in and advances to unconsolidated affiliates	(72,098)	(24,168)	(156,972)
Return of capital from unconsolidated affiliates	54,444	11,892	74,371
Proceeds from notes receivable	42,819	15,984	18,095
Proceeds from disposition of properties of unconsolidated affiliates	24,586	38,392	190,356
Deferred leasing costs	(7,515)	(8,207)	(3,914)
Change in control of previously consolidated affiliate	(2,578)	—	—
Deposits for properties under contract	1,424	(5,776)	6,100
Net cash used in investing activities	(610,970)	(354,503)	(268,516)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(936,654)	(383,238)	(176,323)
Proceeds received on mortgage and other notes	888,787	507,659	284,303
Proceeds from issuance of Common Shares, net of issuance costs of $9,238, $1,150 and $2,112 respectively	450,130	63,234	357,459
Capital contributions from noncontrolling interests	295,108	35,489	57,970
Distributions to noncontrolling interests	(105,994)	(84,610)	(221,330)
Dividends paid to Common Shareholders	(91,334)	(86,353)	(53,210)
Deferred financing and other costs	(11,678)	(4,376)	(3,672)
Loan proceeds held as restricted cash	9,874	48,676	79,191
Purchase of convertible notes payable	—	(380)	—
Net cash provided by financing activities	498,239	96,101	324,388

(Decrease) increase in cash and cash equivalents	(971)	(144,804)	138,391
Cash and cash equivalents, beginning of year	72,776	217,580	79,189
Cash and cash equivalents, end of year	$71,805	$72,776	$217,580

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $21,109, $16,447 and $12,650, respectively	$42,279	$47,960	$46,542
Cash paid for income taxes, net of refunds received of $0, $0 and $2,045, respectively	$2,036	$2,038	$(1,772)

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$120,672	$91,885	$29,794
Acquisition of real estate through issuance of OP Units	$29,336	$—	$38,937
Acquisition of capital lease obligation	$76,461	$—	$—
Mortgage debt financed at time of acquisition	$63,900	$—	$—
Assumption of accounts payable and accrued expenses through acquisition of real estate	$3,587	$—	$—
Assumption of prepaid expenses and other assets through acquisition of real estate	$2,226	$—	$—
Disposition of air rights through issuance of notes receivable	$—	$(29,539)	$—
Acquisition of real estate through assumption of restricted cash	$—	$(28,912)	$—
Acquisition of real estate through conversion of notes receivable	$—	$13,386	$38,000
Disposition of real estate through forgiveness of debt	$—	$—	$(22,865)
Investments in and advances to unconsolidated affiliates through issuance of OP Units	$—	$—	$5,114

Change in control of previously consolidated investment
Real estate, net	$90,559	$—	$—
Investments in and advances to unconsolidated affiliates	(21,421)	—	—
Other assets and liabilities	3,997	—	—
Noncontrolling interest	(75,713)	—	—
Cash removed in de-consolidation of previously consolidated investment	$(2,578)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust and subsidiaries (collectively, the "Company") is a fully-integrated equity real estate investment trust ("REIT") focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of December 31, 2016 and 2015, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted Common OP Units ("LTIP Units") as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company ("Common Shares"). This structure is referred to as an umbrella partnership REIT or "UPREIT."

As of December 31, 2016, the Company has ownership interests in 117 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds ("Core Portfolio"). The Company also has ownership interests in 65 properties within its opportunity funds, Acadia Strategic Opportunity Fund I, LP ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III"), Acadia Strategic Opportunity Fund IV LLC, and Acadia Strategic Opportunity Fund V LLC (("Fund V") and together with Funds I, II, III and IV, the "Funds"). The 182 Core Portfolio and Fund properties primarily consist of street and urban retail, and dense suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact their economic performance, (ii) is obligated to absorb their losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns I and II and earns fees or priority distributions for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds and Mervyns I and II are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return") and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership). All transactions between the Funds and the Operating Partnership have been eliminated in consolidation.

The following table summarizes the general terms and Operating Partnership's equity interests in the Funds and Mervyns I and II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Fund Size	Capital Called as of December 31, 2016 (a)	Unfunded Commitment	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of December 31, 2016 (e)
Fund I and Mervyns I (a)	9/2001	22.22%	$90.0	$86.6	$—	37.78%	9%	$194.5
Fund II and Mervyns II (b) (c)	6/2004	28.33%	300.0	347.1	—	28.33%	8%	131.6
Fund III (d)	5/2007	24.54%	502.5	387.5	62.5	39.63%	6%	445.7
Fund IV	5/2012	23.12%	540.6	179.4	361.2	23.12%	6%	101.9
Fund V	8/2016	20.10%	520.1	—	520.1	20.10%	6%	—
__________

(a)	As of December 31, 2015, Fund I had been liquidated.

(b)
During 2013, a distribution of $47.1 million was made to the Fund II investors, including the Operating Partnership. This amount was subject to recontribution to Fund II until December 2016, and was recontributed during 2016.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)	During 2016, the Company acquired an additional 8.3% interest in Fund II from a limited partner for $18.4 million, giving the Operating Partnership an aggregate 28.33% interest.

(d)	During 2015, the Company acquired an additional 4.6% interest in Fund III from a limited partner for $7.3 million, giving the Operating Partnership an aggregate 24.54% interest.

(e)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests' shares.

Basis of Presentation

Segments

At December 31, 2016, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each property is considered a separate operating segment; however, each property on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810 "Consolidation" ("ASC Topic 810"). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income.

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

At December 31, 2016, the Company had investments in three tenancy-in-common interests in various underlying properties. Consolidation of these investments is not required as such interests do not qualify as variable interest entities or meet the control requirement for consolidation. Accordingly, the Company accounts for these investments using the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides the Company with significant influence on the operating and financial decisions of these investments.

Cost Method Investments

The Company has certain investments to which it applies the cost method of accounting. The Company recognizes as income distributions from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee. Distributions received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. For the periods presented, there have been no events or changes in circumstances that may have a significant adverse effect on the fair value of the Company's cost-method investments.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out-of-Period Adjustments

During the year ended December 31, 2016, the Company identified and recorded out-of-period adjustments related to accounting for certain leases whose tenants have early termination and renewal options and for interest expense related to a loan that is in default. The Company's management concluded that these non-cash adjustments are not material to the consolidated financial statements for any of the periods presented. The net impact of the adjustments on the consolidated statement of income for the year ended December 31, 2016 is reflected as a decrease to rental income of $2.1 million, an increase to depreciation and amortization expense of $1.7 million, an increase in interest expense of $0.7 million and an increase to equity in earnings of unconsolidated affiliates of $0.2 million, resulting in a net decrease to net income of $4.2 million, of which $1.6 million was attributable to noncontrolling interests.

During the second quarter of 2016, management determined that certain transactions involving the issuance of Common Shares of the Company and Common OP Units, Preferred OP Units, and LTIP Units of the Operating Partnership, should have resulted in an adjustment to the Operating Partnership’s non-controlling interest ("OPU NCI") and the Company’s Additional Paid-in-Capital ("APIC") to reflect the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving these changes in ownership (the "Rebalancing"). During the year ended December 31, 2016, the Company increased its APIC with an offsetting reduction to the OPU NCI of approximately $35.7 million, of which approximately $31.8 million of this Rebalancing related to prior years. Management concluded that the Rebalancing adjustments were not meaningful to the Company’s financial position for any of the prior years, and the quarterly periods in 2016, and as such, this cumulative change was recorded in the consolidated balance sheet and statement of shareholder’s equity in the second quarter of 2016 as an out-of-period adjustment. The misclassification had no impact on the previously reported consolidated assets, liabilities or total equity or on the consolidated statements of income, comprehensive income, or cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

Real Estate

Land, buildings, and personal property are carried at cost less accumulated depreciation. Improvements and significant renovations that extend the useful life of the properties are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Real estate under development includes costs for significant property expansion and development.

Depreciation is computed on the straight-line basis over estimated useful lives of the assets as follows:

Buildings and improvements         Useful lives, ranging from 30 to 40 years
Furniture and fixtures             Useful lives, ranging from five years to 20 years
Tenant improvements             Shorter of economic life or lease terms

Purchase Accounting – Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805, "Business Combinations" and ASC Topic 350 "Intangibles – Goodwill and Other," and allocates the acquisition price based on these assessments.

The Company assesses fair value of its tangible assets acquired and assumed liabilities based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information at the measurement period. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

In determining the value of above- and below-market leases, the Company estimates the present value difference between contractual rent obligations and estimated market rate of leases at the time of the transaction. To the extent there were fixed-rate options at below-market rental rates, the Company included these along with the current term below-market rent in arriving at the fair value of the acquired leases. The discounted difference between contract and market rents is being amortized to rental income over the remaining applicable lease term, inclusive of any option periods.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the value of acquired in-place leases and customer relationships, the Company considers market conditions at the time of the transaction and values the costs to execute similar leases during the expected lease-up period from vacancy to existing occupancy, including carrying costs. The value assigned to in-place leases and tenant relationships is amortized over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off.

The Company estimates the value of any assumption of mortgage debt based on market conditions at the time of acquisitions including prevailing interest rates, terms and ability to obtain financing for a similar asset. Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.

Real Estate Under Development – The Company capitalizes certain costs related to the development of real estate. Interest and real estate taxes incurred during the period of the construction, expansion or development of real estate are capitalized and depreciated over the estimated useful life of the building. The Company will cease the capitalization of these costs when construction activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of interest and taxes until activities are resumed.

Real Estate Impairment – The Company reviews its real estate and real estate under development for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.

The Company did not record any impairment charges during the years ended December 31, 2016 or 2014. During the year ended December 31, 2015, as a result of the loss of a key anchor tenant at a property located in Wilmington, Delaware, the Company recorded an impairment charge of $5.0 million, which is included in the statement of income for the year ended December 31, 2015. The Operating Partnership's share of this charge, net of the noncontrolling interest, was $1.1 million. The property is collateral for $26.3 million of non-recourse mortgage debt which matured July 1, 2016 and is currently in default.

Dispositions of Real Estate – The Company recognizes property sales in accordance with ASC Topic 970 "Real Estate." Sales of real estate include the sale of land, operating properties and investments in real estate joint ventures. Gains from dispositions are recognized using the full accrual or partial sale methods, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met.

Real Estate Held for Sale – The Company generally considers assets to be held for sale when it has entered into a contract to sell the property, all material due diligence requirements have been satisfied, and management believes it is probable that the disposition will occur within one year. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell.

Notes Receivable

Notes receivable include certain loans that are held for investment and are collateralized by real estate-related investments and may be subordinate to other senior loans. Notes receivable are recorded at stated principal amounts or at initial investment less accretive yield for loans purchased at a discount, which is accreted over the life of the note. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectability of both principal and interest based upon an assessment of the underlying collateral value to determine whether it is impaired. A reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The amount of the reserve is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of notes outstanding, the Company does not provide for an additional reserve based on the grouping of loans, as the Company believes the characteristics of its notes are not

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sufficiently similar to allow an evaluation of these notes as a group for a possible loan loss allowance. As such, all of the Company’s notes are evaluated individually for this purpose. Interest income on performing notes is accrued as earned. A note is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Recognition of interest income on an accrual basis on non-performing notes is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Investments in and Advances to Unconsolidated Joint Ventures

Some of the Company’s joint ventures obtain non-recourse third-party financing on their property investments, contractually limiting the Company’s exposure to losses. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company and no intention or obligation to contribute additional capital. For investments in which there is recourse to the Company or an obligation or intention to contribute additional capital exists, distributions in excess of the investment are recorded as a liability.

When characterizing distributions from equity investees within the Company's consolidated statements of cash flows, all distributions received are first applied as returns on investment to the extent there are cumulative earnings related to the respective investment and are classified as cash inflows from operating activities. If cumulative distributions are in excess of cumulative earnings, distributions are considered return of investment. In such cases, the distribution is classified as cash inflows from investing activities.

To the extent that the Company’s carrying basis in an unconsolidated affiliate is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of investments in unconsolidated affiliates the joint venture.

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment, is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the years ended December 31, 2016, 2015 and 2014, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the limits insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash consists principally of cash held for real estate taxes, construction costs, property maintenance, insurance, minimum occupancy and property operating income requirements at specific properties as required by certain loan agreements.

Deferred Costs

Fees and costs paid in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing are deferred and amortized as a component of interest expense over the term of the related debt obligation on a straight-line basis, which approximates the effective interest method. The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases.

Derivative Instruments and Hedging Activities

The Company measures derivative instruments at fair value and record them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets. The Company does not use derivatives for trading or speculative purposes. For the periods presented, all of the Company's derivatives qualified and were designated as cash flow hedges, and none of its derivatives were deemed ineffective.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. The Company identifies its noncontrolling interests separately within the equity section on the Company’s consolidated balance sheets. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s consolidated statements of income. Noncontrolling interests also include amounts related to common and preferred OP Units issued to unrelated third parties in connection with certain property acquisitions. In addition, the Company periodically issues common OP Units to certain employees of the Company under its share-based incentive program. Unit holders generally have the right to redeem their units for shares of the Company's common stock subject to blackout and other limitations. Common and restricted OP Units are included in the caption Noncontrolling interest within the equity section on the Company’s consolidated balance sheets.

Revenue Recognition and Accounts Receivable

Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. As of December 31, 2016 and 2015, unbilled rents receivable relating to the straight-lining of rents of $31.7 million and $31.3 million, respectively, are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2016 and 2015 are shown net of an allowance for doubtful accounts of $5.7 million and $7.5 million, respectively.

Stock-Based Compensation

Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. The Company recognizes these compensation costs for only those shares or units expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. The Company includes stock-based compensation within the Additional paid-in capital caption of equity.

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

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code. As such, the Company is subject to Federal and state income taxes on the income from these activities. The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs. The provisions have various effective dates beginning as early as 2016. These changes did not materially impact the Company's operations or consolidated financial statements.

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

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized and would record a valuation allowance to reduce deferred tax assets when it has determined that an uncertainty exists regarding their realization, which would increase the provision for income taxes. In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carry-forwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to the Company's lease revenues, but will apply to reimbursed tenant costs. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. While the Company is still completing the assessment of the impact of this standard to its consolidated financial statements, management believes the majority of the Company's revenue falls outside of the scope of this guidance.  The Company intends to implement the standard retrospectively with the cumulative effect recognized in retained earnings at the date of application.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. The new guidance requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective beginning after December 15, 2018, but early adoption is permitted. The Company is evaluating the impact of the new standard and has not yet determined if it will have a material impact on its consolidated financial statements; however, the Company capitalized internal leasing costs of $1.1 million, $1.4 million and $0.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses." ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued No. 2016-15, "Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations – Clarifying the Definition of a Business." ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact ASU 2014-15 will have on its consolidated financial statements; however, it is expected that the new standard would reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed.

In January 2017, the FASB issued ASU No. 2017-03 "Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)." ASU 2017-03 amends certain SEC guidance in the FASB Accounting Standards Codification in response to SEC staff announcements made during 2016 EITF meetings which addressed (i) the additional qualitative disclosures that a registrant is expected to provide when it cannot reasonably estimate the impact that ASUs 2014-09, 2016-02 and 2016-13 will have in applying the guidance in SAB Topic 11.M and (ii) guidance in ASC 323 related to the amendments made by ASU 2014-01 regarding use of the proportional amortization method in accounting for investments in qualified affordable housing projects (announcement made at the November 17, 2016, EITF meeting. The adoption of ASU 2017-03 is not expected to have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2016, the Company adopted ASU No. 2015-01, "Income Statement – Extraordinary and Unusual Items." ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. The adoption did not have a material impact on the Company's consolidated financial statements.

On January 1, 2016, the Company adopted ASU No. 2015-02, "Consolidation – Amendments to the Consolidation Analysis," which modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE's"), particularly those with fee arrangements and related party relationships. Consolidated VIE's are those where the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (ii) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company reviewed all of its entities in accordance with ASU 2015-02 and concluded that certain of its legal entities, including the Operating Partnership and the Funds, which have always been consolidated, are now VIE's. There were no entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. As a result of the classification of the Operating Partnership as a VIE, substantially all of the Company's assets and liabilities are assets and liabilities of a VIE. Accordingly, the adoption of ASU 2015-02 had no other impact on the Company's consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate

The Company's consolidated real estate is comprised of the following (in thousands):

	December 31,
	2016	2015
Land	$693,252	$514,120
Buildings and improvements	1,916,288	1,457,351
Tenant improvements	132,220	135,999
Construction in progress	19,789	19,239
Properties under capital lease	76,965	—
Total	2,838,514	2,126,709
Less: Accumulated depreciation	(287,066)	(298,703)
Operating real estate, net	2,551,448	1,828,006
Real estate under development at cost	543,486	609,574
Net investment in real estate	$3,094,934	$2,437,580

Acquisitions

During 2016 and 2015, the Company acquired the following consolidated retail properties (dollars in thousands):

Property	Percent Acquired	Date of Acquisition	Purchase Price	Debt Assumed
2016 Acquisitions
Core Portfolio:
991 Madison Avenue - New York, NY (a)	100%	Mar 26, 2016	$76,628	$—
165 Newbury Street - Boston, MA	100%	May 13, 2016	6,250	—
Concord & Milwaukee - Chicago, IL	100%	Jul 28, 2016	6,000	2,902
151 North State Street - Chicago, IL	100%	Aug 10, 2016	30,500	14,556
State & Washington - Chicago, IL	100%	Aug 22, 2016	70,250	25,650
North & Kingsbury - Chicago, IL	100%	Aug 29, 2016	34,000	13,409
Sullivan Center - Chicago, IL	100%	Aug 31, 2016	146,939	—
California & Armitage - Chicago, IL	100%	Sep 12, 2016	9,250	2,692
555 9th Street - San Francisco, CA	100%	Nov 2, 2016	139,775	60,000
Subtotal Core Portfolio			519,592	119,209

Fund IV:
Restaurants at Fort Point - Boston, MA	100%	Jan 14, 2016	11,500	—
1964 Union Street - San Francisco, CA	90%	Jan 28, 2016	2,250	1,463
Wake Forest Crossing - Wake Forest, NC	100%	Sep 27, 2016	36,600	—
Airport Mall - Bangor, ME	100%	Oct 28, 2016	10,250	—
Colonie Plaza - Albany, NY	100%	Oct 28, 2016	15,000	—
Dauphin Plaza - Harrisburg, PA	100%	Oct 28, 2016	16,000	—
JFK Plaza - Waterville, ME	100%	Oct 28, 2016	6,500	—
Mayfair Shopping Center - Philadelphia, PA	100%	Oct 28, 2016	16,600	—
Shaw's Plaza - Waterville, ME	100%	Oct 28, 2016	13,800	—
Wells Plaza - Wells, ME	100%	Oct 28, 2016	5,250	—
717 N Michigan - Chicago, IL	100%	Dec 1, 2016	103,500	—
Subtotal Fund IV			237,250	1,463
Total 2016 Acquisitions			$756,842	$120,672

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Percent Acquired	Date of Acquisition	Purchase Price	Debt Assumed
2015 Acquisitions
Core Portfolio:
City Center - San Francisco, CA	100%	Mar 13, 2015	$155,000	$—
163 Highland Avenue - Needham, MA	100%	Mar 26, 2015	24,000	9,765
Route 202 Shopping Center - Wilmington, DE	100%	Apr 1, 2015	5,643	—
Roosevelt Galleria - Chicago, IL	100%	Sep 11, 2015	19,600	—
Subtotal Core Portfolio			204,243	9,765

Fund II:
City Point Tower I - Brooklyn, NY (a)	95%		100,800	81,000

Fund IV:
1035 Third Avenue - New York, NY	100%	Jan 28, 2015	51,036	—
801 Madison Avenue - New York, NY	100%	Apr 1, 2015	33,000	—
650 Bald Hill Road - Warwick, RI (a)	90%	Sep 30, 2015	9,216	—
2208-2216 Fillmore Street - San Francisco, CA	90%	Oct 22, 2015	8,625	—
146 Geary Street - San Francisco, CA	100%	Nov 12, 2015	38,000	—
2207 Fillmore Street - San Francisco, CA	90%	Nov 19, 2015	2,800	1,120
1861 Union Street - San Francisco, CA	90%	Dec 2, 2015	3,500	—
Subtotal Fund IV			146,177	1,120
Total 2015 Acquisitions			$451,220	$91,885
__________

(a)	These acquisitions were accounted for as asset acquisitions.

All of the above acquisitions were deemed to be business combinations except 991 Madison Avenue, 1964 Union Street, City Point Tower I, and 650 Bald Hill Road. The Company expensed $5.5 million, $1.3 million and $4.8 million of acquisition costs for the years ended December 31, 2016, 2015 and 2014, respectively, related to the Core Portfolio; $0.2 million of acquisition costs for the year ended December 31, 2014 related to Fund III; and $2.7 million, $3.5 million and $2.7 million of acquisition costs for the years ended December 31, 2016, 2015 and 2014, respectively, related to Fund IV.

Purchase Price Allocations

With the exception of the asset acquisitions noted above, the above acquisitions have been accounted for as business combinations. The purchase prices for the business combinations were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition. During 2016 and 2015, the Company acquired properties and recorded the preliminary allocation of the purchase price to the assets acquired based on provisional measurements of fair value. During 2016, the Company made certain measurement period adjustments related to its 2015 acquisitions.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the purchase price of properties acquired during 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
	Purchase Price Allocation	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Net assets acquired:
Land	$225,729	$83,890	$4,178	$88,068
Buildings and improvements	458,525	258,926	(14,023)	244,903
Other assets	3,481	—	—	—
Acquisition-related intangible assets (in Acquired lease intangibles, net)	63,606	—	22,660	22,660
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(72,985)	—	(12,094)	(12,094)
Above and below market debt assumed (included in Mortgages and other notes payable, net)	(119,601)	(10,885)	(721)	(11,606)
Net assets acquired	$558,755	$331,931	$—	$331,931

Consideration:
Cash	$677,964	$342,816
Debt assumed	(119,209)	(10,885)
Total Consideration	$558,755	$331,931

Dispositions and Discontinued Operations

During 2016 and 2015, the Company disposed of the following consolidated properties (in thousands):

	Owner	Date Sold	Sale Price	Gain on Sale
2016 Dispositions:
Cortlandt Town Center - 65% (Note 4)	Fund III	Jan 28, 2016	$107,250	$65,393
Heritage Shops	Fund III	Apr 26, 2016	46,500	16,572
Total 2016 Dispositions			$153,750	$81,965

2015 Dispositions:
Lincoln Park Centre	Fund III	Jan 15, 2015	$64,000	$27,143
Liberty Avenue	Fund II	May 6, 2015	24,000	11,957
City Point - Air Rights	Fund II	May 29, 2015	115,600	49,884
Kroger-Safeway	Fund I	Aug 31, 2015	278	79
Total 2015 Dispositions			$203,878	$89,063

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Rental revenues	$3,503	$21,987	$26,374
Expenses	(1,179)	(16,246)	(19,753)
Gain on disposition of properties	81,965	89,063	—
Loss on extinguishment of debt	(15)	(111)	(181)
Provision for income taxes	—	(2)	(2)
Income from continuing operations of disposed properties, net of income taxes	$84,274	$94,691	$6,438
Amounts attributable to noncontrolling interests	$(64,374)	$(76,277)	$—

In addition, during the year ended December 31, 2014, the Company reported one consolidated property sold within discontinued operations, comprised of a net gain on the disposition of properties of $1.2 million of which $1.0 million was attributable to noncontrolling interests.

Properties Held For Sale

At December 31, 2016, the Company had one property in Fund II classified as held-for-sale with net assets of $21.5 million and subject to a mortgage of $25.5 million, which will be repaid prior to the sale. The property held for sale had net income (loss) of $0.4 million, ($0.3 million) and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2015 the Company had no properties classified as held for sale.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma operating data is presented for the year ended December 31, 2016, as if the acquisition of the properties acquired in 2016 were completed on January 1, 2015 and as if the acquisition of the properties acquired in 2015 were completed on January 1, 2014, including recognition of the related acquisition expenses of $8.2 million and $4.8 million, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods.

	Year Ended December 31,
	2016	2015	2014
Pro forma revenues	$252,702	$274,972	$215,991
Pro forma income from continuing operations	$141,612	$150,498	$145,398
Pro forma net income attributable to Acadia	$79,680	$67,788	$67,888
Pro forma basic and diluted earnings per share	$0.94	$0.81	$1.03

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company's consolidated properties which have not yet been placed into service while undergoing substantial development or construction. At December 31, 2015, the Company had two properties in Fund II, two properties in Fund III and four properties in Fund IV aggregating $609.6 million under development. During 2016, the Company acquired two properties in Fund IV that were under development. Also during 2016, the Company placed a portion of its City Point property in Fund II aggregating $187.4 million into service and capitalized $98.4 million related to City Point and $22.9 million relating to its other projects. At December 31, 2016, the Company had one Core property, two properties in Fund II, three properties in Fund III and four properties in Fund IV classified as real estate under development with accumulated costs aggregating $543.5 million.

Construction in progress pertains to the Company's operating properties which have already been placed into service.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee, and were as follows (dollars in thousands):

	Number of Instruments December 31, 2016	December 31,
Description		2016	2015	Maturity Date at December 31, 2016	Interest Rate at December 31, 2016
Core Portfolio	10	$216,400	$113,048	May 2017 - September 2019	6.0% - 9.0%
Fund II	1	31,007	30,234	May 2020	2.5%
Fund III	1	4,506	3,906	July 2017	18.0%
Fund IV	3	24,250	—	April 2017 - February 2021	6.0% - 15.3%
	15	$276,163	$147,188

During 2016, the Company:

•
issued one Core note receivable and three Fund IV notes receivable aggregating $47.5 million with a weighted-average effective interest rate of 9.8%, which were collateralized by four mixed-use real estate properties;

•	received total collections of $42.8 million, including full repayment of five notes issued in prior periods aggregating $29.6 million; and

•
restructured a $30.9 million Core mezzanine loan, which bore interest at 15.0%, and replaced it with a new $153.4 million loan collateralized by a first mortgage in the borrower's tenancy-in-common interest. The new loan, which was made to our partners in the Brandywine Portfolio, bears interest at 8.1% (Note 4).

During 2015, the Company:

•	made total investments in six notes receivable of $78.0 million, with a weighted-average effective interest rate of 6.2%, which were collateralized by six mixed-use real estate properties; and

•	received total collections of $29.4 million, including full repayment of four notes issued in prior periods aggregating $22.9 million.

At December 31, 2016 and 2015, one of the Core notes receivable in the amount of $12.0 million was in default; however, no principal reserve was established because the estimated fair value of the real estate collateral exceeded the carrying value of the note.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower.

Earnings from these notes and mortgages receivable are reported within the Company's Structured Financing segment (Note 12).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting as it has the ability to exercise significant influence, but does not have financial or operating control over the investment, which is maintained by each of the unaffiliated partners who co-invest with the Company. The Company's investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Nominal Ownership Interest at December 31, 2016	December 31,
Fund	Property		2016	2015
Core:
	840 N. Michigan (a)	88.43%	$74,131	$76,898
	Renaissance Portfolio	20%	36,437	—
	Gotham	49%	29,421	—
	Brandywine Portfolio (a)	22.22%	20,755	—
	Georgetown Portfolio	50%	4,287	4,688
			165,031	81,586

Mervyns I & II:	KLA/Mervyn's, LLC (b)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	8,108	12,784
	Self Storage Management (c)	95%	241	654
			8,349	13,438
Fund IV:
	Broughton Street Portfolio	50%	54,839	43,786
	Fund IV Other Portfolio	90%	21,817	24,104
	650 Bald Hill Road	90%	18,842	9,072
			95,498	76,962
	Due from Related Parties (d)		2,193	725
	Other		957	566
	Investments in and advances to unconsolidated affiliates		$272,028	$173,277

Core:
	Crossroads (e)	49%	$13,691	$13,244
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$13,691	$13,244
__________

(a)	Represents a tenancy-in-common interest.

(b)	Distributions have exceeded the Company's non-recourse investment, therefore the carrying value is zero.

(c)	Represents a variable interest entity.

(d)	Represents deferred fees.

(e)	Distributions have exceeded the Company's investment; however, the Company recognizes a liability balance as it may fund future obligations of the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in a 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio"), and a 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois.

During January 2016, the Company completed the acquisition of a 49% noncontrolling interest in an approximately 123,000 square foot retail property located in Manhattan, New York ("Gotham Plaza"), for a purchase price of $39.8 million. Consideration for this purchase consisted of the assumption of 49% of the existing non-recourse debt of $21.4 million and the issuance of both 442,478 Common and 141,593 Preferred OP Units (Note 10).

During June 2016, the Company completed the acquisition of a 20% noncontrolling interest in a 211,000 square-foot portfolio of 17 mixed-use properties, 16 of which are located in Georgetown, Washington D.C. and one which is located in Alexandria, Virginia (the "Renaissance Portfolio"), for a purchase price of $67.6 million and the assumption of $20 million in debt.

The Company owns a 22.22% interest in an approximately one million square foot retail portfolio (the "Brandywine Portfolio") located in Wilmington, Delaware. Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During April 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy-in-common interest, as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company de-consolidated the Brandywine Portfolio and accounts for its interest under the equity method of accounting effective May 1, 2016. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying net assets are unchanged, the Company has reflected the change from consolidation to equity method based upon its historical cost.

Additionally, in April 2016, the Company repaid the outstanding balance of $140.0 million of non-recourse debt collateralized by the Brandywine Portfolio. The Company provided a loan collateralized by the partners’ tenancy-in-common interest, as further described in Note 7, for their proportionate share of the repayment.

Fund Investments

Fund III Other Portfolio includes the Company's investment in Arundel Plaza. Fund IV Other Portfolio includes the Company's investment in 1701 Belmont Avenue, 2819 Kennedy Boulevard, Promenade at Manassas, and Eden Square.

Self-Storage Management, a Fund III investment, was determined to be a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that the Company is not the primary beneficiary and, therefore, consolidation of this venture is not required.

During April 2015, Fund III sold White City Shopping Center for $96.8 million resulting in a gain on sale of which the Operating Partnership's share was $16.2 million.

During September 2015, Fund IV entered into a joint venture with an unaffiliated entity and completed the acquisition of a 90% interest in a property under development located in Warwick, Rhode Island ("650 Bald Hill Road") for a purchase price of $9.2 million.

During January 2016, Fund III completed the disposition of a 65% interest in Cortlandt Town Center for $107.3 million resulting in a gain of $65.4 million and the deconsolidation of its remaining interest (Note 2). During December 2016, Fund III completed the disposition of its remaining 35% interest in Cortlandt Town Center for $57.8 million less $32.6 million debt repayment for a net sales price of $25.2 million resulting in a gain on sale of $36.0 million, of which the Operating Partnership's share was $8.8 million, which is included in equity earnings and gains from unconsolidated affiliates in the consolidated financial statements.

Revenues from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $1.2 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid $1.1 million, $0.8 million, and $2.8 million to certain unaffiliated partners of our joint ventures partners during the the years ended December 31, 2016, 2015 and 2014, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	December 31,
	2016	2015
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$576,505	$302,976
Real estate under development	18,884	35,743
Investment in unconsolidated affiliates	6,853	6,853
Other assets	75,254	47,083
Total assets	$677,496	$392,655
Liabilities and partners’ equity:
Mortgage notes payable	$407,344	$262,130
Other liabilities	30,117	21,945
Partners’ equity	240,035	108,580
Total liabilities and partners’ equity	$677,496	$392,655

Company's share of accumulated equity	$191,049	$106,442
Basis differential	61,827	11,620
Deferred fees, net of portion related to the Company's interest	3,268	5,342
Amounts receivable by the Company	2,193	36,629
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income and investments in unconsolidated affiliates	$258,337	$160,033

Amounts receivable by the Company as of December 31, 2015 in the table above includes $35.9 million related to Broughton Street portfolio's note receivable which was converted to preferred equity during 2016.

	Year Ended December 31,
	2016	2015	2014
Combined and Condensed Statements of Income
Total revenues	$84,218	$43,990	$44,422
Operating and other expenses	(25,724)	(13,721)	(17,069)
Interest expense	(16,300)	(9,178)	(9,363)
Equity in earnings (losses) of unconsolidated affiliates	—	66,655	(328)
Depreciation and amortization	(35,432)	(12,154)	(10,967)
Loss on debt extinguishment	—	—	(187)
(Loss) gain on disposition of properties	(1,340)	32,623	142,615
Net income attributable to unconsolidated affiliates	$5,422	$108,215	$149,123

Company’s share of equity in net income of unconsolidated affiliates	$40,538	$37,722	$111,970
Basis differential adjustments	(1,089)	(392)	(392)
Company’s equity in earnings of unconsolidated affiliates	$39,449	$37,330	$111,578

Equity in earnings of unconsolidated affiliates in the table above for the year ended December 31, 2015 of $66.7 million, of which the Company's share was $5.9 million, is related to a sale of a property within the Mervyn's I and II portfolios.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Assets, net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	December 31,
(in thousands)	2016	2015
Other assets, net:
Lease intangibles, net (Note 6)	$114,584	$52,593
Deferred charges, net	25,221	22,568
Prepaid expenses	14,351	14,707
Other receivables	9,514	9,486
Accrued interest receivable	9,354	11,039
Deposits	4,412	5,837
Due from seller	4,300	—
Deferred tax assets	3,733	2,664
Derivative financial instruments (Note 8)	2,921	818
Due from related parties	1,655	336
Corporate assets	1,241	2,985
Income taxes receivable	1,500	756
	$192,786	$123,789

Deferred charges, net:
Deferred leasing and other costs	$40,728	$39,310
Deferred financing costs	5,915	4,072
	46,643	43,382
Accumulated amortization	(21,422)	(20,814)
Deferred charges, net	$25,221	$22,568

Accounts payable and other liabilities:
Lease intangibles, net (Note 6)	$105,028	$31,808
Accounts payable and accrued expenses	48,290	38,755
Deferred income	35,267	8,334
Tenant security deposits, escrow and other	14,975	15,288
Derivative financial instruments (Note 8)	3,590	5,876
Income taxes payable (Note 14)	1,287	1,269
Other	235	233
	$208,672	$101,563

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Lease Intangibles

Upon acquisitions of real estate accounted for as business combinations, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below-market leases, including below- market options and acquired in-place leases) and assumed liabilities in accordance with ASC Topic 805. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$156,420	$(47,827)	$108,593	$84,443	$(37,996)	$46,447
Above-market rent	16,649	(10,658)	5,991	19,545	(13,399)	6,146
	$173,069	$(58,485)	$114,584	$103,988	$(51,395)	$52,593

Amortizable Intangible Liabilities
Below-market rent	$(137,032)	$32,004	$(105,028)	$(65,607)	$33,799	$(31,808)
	$(137,032)	$32,004	$(105,028)	$(65,607)	$33,799	$(31,808)

During the year ended December 31, 2016, the Company acquired in-place lease intangible assets of $62.9 million, above-market rents of $0.7 million and below-market rents of $73.0 million with weighted-average useful lives of 7.2, 5.8 and 15.8 years, respectively.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2016 is as follows (in thousands):

	Net Increase in Lease Revenues	Increase to Amortization	Net
2017	$9,253	$21,433	$(12,180)
2018	9,415	17,966	(8,551)
2019	9,157	12,416	(3,259)
2020	8,117	10,413	(2,296)
2021	6,974	9,066	(2,092)
Thereafter	56,121	37,299	18,822
Total	$99,037	$108,593	$(9,556)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt

A summary of the Company's consolidated indebtedness is as follows (dollars in thousands):

	Effective Interest Rate, December 31,		Maturity Date at December 31, 2016	Carrying Value, December 31,
	2016	2015		2016	2015
Mortgages Payable
Core Fixed Rate	3.88%-6.65%	3.50%-6.65%	July 2016 - April 2035	$234,875	$301,340
Core Variable Rate - Swapped (a)	1.71%-3.77%	1.75%-3.77%	September 2022 - June 2026	82,250	72,444
Total Core Mortgages Payable				317,125	373,784
Fund II Fixed Rate	1.00%-5.80%	1.00%-5.80%	October 2017 - May 2020	249,762	249,762
Fund II Variable Rate	LIBOR+0.62%-LIBOR+2.50%	LIBOR+1.39%-LIBOR+3.02%	August 2017 - November 2021	142,750	111,500
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	November 2021	19,779	19,984
Total Fund II Mortgages Payable				412,291	381,246
Fund III Variable Rate	Prime+0.50%-LIBOR+4.65%	Prime+0.50%-LIBOR+4.65%	March 2017 - December 2021	83,467	164,280
Fund IV Fixed Rate	3.4%-4.50%	4.5%	October 2025-June 2026	10,503	1,120
Fund IV Variable Rate	LIBOR+1.70%-LIBOR+3.95%	LIBOR+1.70%-LIBOR+3.00%	May 2017 - January 2021	233,139	123,920
Fund IV Variable Rate - Swapped (a)	1.78%	1.78%	May 2019	14,509	14,904
Total Fund IV Mortgages Payable				258,151	139,944
Net unamortized debt issuance costs				(16,642)	(10,567)
Unamortized premium				1,336	1,364
Total Mortgages Payable				$1,055,728	$1,050,051
Unsecured Notes Payable
Core Unsecured Term Loans	LIBOR+1.30%-LIBOR+1.60%	LIBOR+1.30%-LIBOR+1.60%	November 2019 - December 2022	$51,194	$841
Core Variable Rate Unsecured Term Loans - Swapped (a)	1.24%-3.77%	1.31%-3.77%	July 2018 - March 2025	248,806	149,159
Total Core Unsecured Notes Payable				300,000	150,000
Fund II Subscription Facility	LIBOR+2.75%	LIBOR+2.75%	October 2016	—	12,500
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.75%	LIBOR+1.65%-LIBOR+2.75%	February 2017- November 2017	134,636	126,410
Net unamortized debt issuance costs				(1,646)	(1,155)
Total Unsecured Notes Payable				$432,990	$287,755
Unsecured Line of Credit
Core Unsecured Line of Credit	LIBOR+1.40%	LIBOR+1.40%	June 2020	$—	$20,800
Total Unsecured Line of Credit				$—	$20,800

Total Debt - Fixed and Effectively Fixed Rate				$860,486	$552,222
Total Debt - Variable Rate				645,185	816,740
Net unamortized debt issuance costs				(18,289)	(11,720)
Unamortized premium				1,336	1,364
Total Indebtedness				$1,488,718	$1,358,606
__________

(a)
At December 31, 2016, the stated rates ranged from LIBOR + 1.08% to LIBOR +1.90% for Core Variable rate debt; LIBOR + 1.70% to LIBOR +1.70% for Fund II Variable rate debt; LIBOR + 2.15% to LIBOR +2.15% for Fund IV rate debt; and LIBOR + 1.30% to LIBOR +1.60% for Core variable rate unsecured notes.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgages Payable

During 2016, the Company obtained or assumed 14 new mortgages totaling $252.9 million with a weighted-average interest rate of 4.07% collateralized by 14 properties. During 2016, the Company repaid 15 mortgages in full aggregating $292.3 million with a weighted-average interest rate of 4.61% and made scheduled principal payments of $6.5 million. At December 31, 2016 and 2015, the Company's mortgages were collateralized by 39 properties and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company's variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

One of the mortgage loans in our Core Portfolio amounting to $26.3 million is in default at December 31, 2016 and is collateralized by a property, in which the Company holds a 22% controlling interest.

Unsecured Term Loans

At December 31, 2016 and 2015, the Company had a total of $9.9 million and $15.5 million, respectively, available under its unsecured term loans. A portion of the Company's variable-rate term loan debt has been effectively fixed through certain cash flow hedge transactions (Note 8). The Company completed the following transactions related to its unsecured term loans during the year ended December 31, 2016:

•	The Company repaid a $50.0 million term loan in June 2016, which bore interest at LIBOR+1.30%.

•	The Company closed on a new $150.0 million unsecured term loan in June, 2016, which bears interest at LIBOR+1.30% and matures on June 27, 2021.

•	The Company closed on a new $50.0 million unsecured term loan in January 2016, which bears interest at LIBOR+1.30% and matures on January 4, 2021.

•	The Company borrowed $12.5 million on its Fund II credit facility. The outstanding balance under this facility was $25.5 million, and was repaid upon maturity in October, 2016.

•
The Company borrowed $5.6 million on its Fund IV term loan bringing the outstanding balance under this facility to $40.1 million as of December 31, 2016. At December 31, 2016, Fund IV was not in compliance with the liquidity covenant on its term loan. Consequently, this loan is recourse to the Company until the condition is cured. Fund IV expects to cure the covenant violation by repaying certain debt during the first quarter of 2017. During February 2017, the Company exercised its option to extend the maturity date of this loan by six months to August, 2017.

•	The Company drew an additional $2.6 million on its Fund IV subscription line. The outstanding balance under this facility is $94.5 million as of December 31, 2016.

Unsecured Lines of Credit

At December 31, 2016 and 2015 the Company had a total of $203.0 million and $182.3 million, respectively available under its unsecured line of credit. The Company completed the following transactions related to its unsecured line of credit during the year ended December 31, 2016:

•	The Company repaid the remaining $20.8 million of its revolving unsecured credit facility.

•
The Company canceled the existing credit facility and entered into a new $150.0 million revolving unsecured credit facility. The new facility bears interest at LIBOR plus 140 basis points and matures June 27, 2020 with a one-year extension option. There is no outstanding balance as of December 31, 2016.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company's consolidated indebtedness, as of December 31, 2016 are as follows (in thousands):

2017	$395,999
2018	69,753
2019	205,295
2020	321,559
2021	253,927
Thereafter	259,138
1,505,671
Unamortized fair market value of assumed debt	1,336
Net unamortized debt issuance costs	(18,289)
Total indebtedness	$1,488,718

See Note 4 for information about liabilities of the Company's unconsolidated affiliates.

8. Financial Instruments and Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and interest rate swaps; and Level 3, for financial instruments or other assets/liabilities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Money Market Funds — The Company has money market funds, which are included in Cash and cash equivalents in the consolidated financial statements, are comprised of government securities and/or U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate swaps. The interest rate swaps were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See "Derivative Financial Instruments," below.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable and other liabilities in the consolidated financial statements, are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See "Derivative Financial Instruments," below.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the years ended December 31, 2016 or 2015.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$20,001	$—	$—	$4	$—	$—
Derivative financial instruments	—	2,921	—	—	818	—
Liabilities
Derivative financial instruments	—	3,590	—	—	5,876	—

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (in thousands):

				Strike Rate				Fair Value at December 31,
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	2016	2015
Core
Interest Rate Swaps	$140,651	Oct 2011 - Mar 2015	Jul 2018 - Mar 2025	1.38%	—	3.77%	Other Liabilities	$(3,218)	$(5,255)
Interest Rate Swaps	190,407	Sep 2012 - Jul 2016	Jul 2020 - Jun 2026	1.24%	—	3.77%	Other Assets	2,609	815
	$331,058							$(609)	$(4,440)

Fund II
Interest Rate Swaps	$19,779	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(228)	$(385)
Interest Rate Caps	29,500	Apr 2013	Apr 2018	4%	—	4%	Other Assets	—	3
	$49,279							$(228)	$(382)

Fund III
Interest Rate Caps	$58,000	Dec 2016	Jan 2020	3%	—	3%	Other Assets	$127	$—

Fund IV
Interest Rate Swaps	$14,509	May 2014	May 2019	1.78%	—	1.78%	Other Liabilities	$(144)	$(236)
Interest Rate Caps	108,900	Jul 2016 - Nov 2016	Aug 2019 - Dec 2019	3%	—	3%	Other Assets	185	—
	$123,409							$41	$(236)

Total asset derivatives								$2,921	$818
Total liability derivatives								$(3,590)	$(5,876)

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt (Note 7).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and, from time to time, through the use of derivative financial instruments.  The Company enters into derivative financial instruments to manage exposures that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps if the derivative position has a positive balance.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.  The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the location in the financial statements of the (losses) income recognized related to the Company's cash flow hedges (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amount of loss related to the effective portion recognized in other comprehensive income (loss)	$646	$5,061	$9,061
Amount of loss related to the effective portion subsequently reclassified to earnings	—	—	—
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	—	—	—

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its swaps, resulting in an acceleration of payment under the swaps.

Other Financial Instruments

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2016		December 31, 2015
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$276,163	$272,052	$147,188	$147,188
Mortgage and Other Notes Payable, net (a)	3	1,055,728	1,077,926	1,050,051	1,072,473
Investment in non-traded equity securities	3	802	25,194	411	25,194
Unsecured notes payable, net (b)	2	432,990	435,779	287,755	288,964
Unsecured line of credit (c)	2	—	—	20,800	20,881

(a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and interest rate risk. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment.

(b)
The Company determined the estimated fair value of the unsecured notes payable using quoted market prices in an open market with limited trading volume where available. In cases where there was no trading volume, the Company determined the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)
The Company determined the estimated fair value of the unsecured line of credit using a discounted cash flow model with rates that take into account the market-based credit spread and the Company's credit rating.

The Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at December 31, 2016 and 2015.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

During the year ended December 31, 2015, the Company determined that the value of one of the properties in its Brandywine Portfolio was impaired and recorded an impairment loss of $5.0 million. The Company estimated the fair value by using discounted future cash flows and applying a market-specific capitalization rate to the property's net operating income. The inputs used to determine this fair value are classified within Level 3 of the fair value hierarchy.

9. Commitments and Contingencies

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

During August 2009, the Company terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that materially violated the Company's employee handbook. The Company determined that the behavior fell within the definition of "cause" in his severance agreement with us and therefore did not pay him anything thereunder. The Former Employee brought a lawsuit against the Company in New York State Supreme Court (the "Court"), in the amount of $0.9 million alleging breach of the severance agreement. On August 7, 2014, the Court granted summary judgment in favor of the Company, as defendant, and against plaintiff, the Former Employee, finding that his conduct in fact and law, constituted "cause" under his severance agreement. The Court rendered two decisions, one granting the Company’s motion for summary judgment and a second denying the Former Employee's motion to dismiss the Company’s answer as an abuse of judicial discretion. The Former Employee appealed the latter decision, but the decision of the Court was affirmed by the appellate court.

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $85.4 million as of December 31, 2016.

At December 31, 2016, the Company had letters of credit outstanding of $2.5 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint ventures' lenders, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $165.7 million at December 31, 2016.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares

The Company completed the following transactions in its common shares during the year ended December 31, 2016:

•
The Company issued 4,500,000 Common Shares under its at-the-market ("ATM") equity programs, generating gross proceeds of $157.6 million and net proceeds of $155.7 million. The Company has established a new ATM equity program, effective July 2016, with an additional aggregate offering amount of up to $250.0 million of gross proceeds from the sale of Common Shares, replacing its $200.0 million program that was launched in 2014. As of December 31, 2016, there was $218.0 million remaining under this $250.0 million program.

•
The Company entered into a forward sale agreement to issue 3,600,000 Common Shares for for gross proceeds of $126.8 million and net proceeds of $124.5 million. As of December 31, 2016, these shares have been physically settled.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The Company issued 4,830,000 Common Shares in a public offering, generating gross proceeds of $175.2 million and net proceeds of $172.1 million.

•
The Company withheld 3,152 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested. During 2016, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $10.9 million in connection with the vesting of Restricted Shares and Units (Note 13).

The Company completed the following transactions in its common shares during the year ended December 31, 2015:

•
The Company withheld 2,481 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested. During 2015, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $6.8 million in connection with the vesting of Restricted Shares and Units (Note 13).

•	The Company issued approximately 2,000,000 Common Shares from the ATM program generating net proceeds of approximately $64.4 million.

The Company completed the following transactions in its common shares during the year ended December 31, 2014:

•
The Company issued approximately 4,700,000 Common Shares from the ATM program generating net proceeds of approximately $126.8 million and completed two public share offerings aggregating approximately 7,600,000 Common Shares generating net proceeds of approximately $230.7 million.

Share Repurchases

The Company has a share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. There were no Common Shares repurchased by the Company during the years ended December 31, 2016 or 2015. Under this program the Company has repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2016, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

Dividends and Distributions

On November 8, 2016, the Board of Trustees declared an increase of $0.01 to the regular quarterly cash dividend of $0.25 to $0.26 per Common Share, which was paid on January 13, 2017 to holders of record as of December 30, 2016. In addition, on November 8, 2016, the Board of Trustees declared a special cash dividend of $0.15 per Common Share with the same record and payment date as the regular quarterly dividend. The special dividend is a result of the taxable capital gains for 2016 arising from property dispositions within the Funds. See Note 14 for the characterization of the Company's distributions.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the three years ended December 31, 2016 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2014	$1,132

Other comprehensive loss before reclassifications	(9,061)
Reclassification of realized interest on swap agreements	3,776
Net current period other comprehensive loss	(5,285)
Net current period other comprehensive loss attributable to noncontrolling interests	148
Balance at December 31, 2014	(4,005)

Other comprehensive loss before reclassifications	(5,061)
Reclassification of realized interest on swap agreements	5,524
Net current period other comprehensive income	463
Net current period other comprehensive income attributable to noncontrolling interests	(921)
Balance at December 31, 2015	(4,463)

Other comprehensive loss before reclassifications	(646)
Reclassification of realized interest on swap agreements	4,576
Net current period other comprehensive income	3,930
Net current period other comprehensive income attributable to noncontrolling interests	(265)
Balance at December 31, 2016	$(798)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the periods presented (in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total

Balance at December 31, 2013	$48,948	$368,404	$417,352
Distributions declared of $1.23 per Common OP Unit	(5,085)	—	(5,085)
Net income for the period January 1 through December 31, 2014	3,204	77,878	81,082
Conversion of 136,128 Common OP Units to Common Shares by limited partners of the Operating Partnership	(3,181)	—	(3,181)
Issuance of Common OP Units to acquire real estate	44,051	—	44,051
Other comprehensive income - unrealized loss on valuation of swap agreements	(345)	(902)	(1,247)
Reclassification of realized interest expense on swap agreements	115	984	1,099
Noncontrolling interest contributions	—	57,969	57,969
Noncontrolling interest distributions and other reductions	—	(218,152)	(218,152)
Employee Long-term Incentive Plan Unit Awards	6,528	—	6,528
Balance at December 31, 2014	94,235	286,181	380,416
Distributions declared of $1.22 per Common OP Unit	(5,983)	—	(5,983)
Net income for the period January 1 through December 31, 2015	3,836	80,426	84,262
Conversion of 100,620 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,451)	—	(2,451)
Acquisition of noncontrolling interests	—	(3,561)	(3,561)
Other comprehensive income - unrealized loss on valuation of swap agreements	(117)	(897)	(1,014)
Reclassification of realized interest expense on swap agreements	97	1,838	1,935
Noncontrolling interest contributions	—	35,489	35,489
Noncontrolling interest distributions and other reductions	—	(74,950)	(74,950)
Employee Long-term Incentive Plan Unit Awards	6,723	—	6,723
Balance at December 31, 2015	96,340	324,526	420,866
Distributions declared of $1.16 per Common OP Unit	(6,753)	—	(6,753)
Net income for the period January 1 through December 31, 2016	5,002	56,814	61,816
Conversion of 351,250 Common OP Units to Common Shares by limited partners of the Operating Partnership	(7,892)	—	(7,892)
Change in control of previously consolidated investment (Note 4)	(75,713)	—	(75,713)
Acquisition of noncontrolling interests (c)	—	(25,925)	(25,925)
Issuance of Common and Preferred OP Units to acquire real estate	31,429	—	31,429
Other comprehensive income - unrealized loss on valuation of swap agreements	(43)	(288)	(331)
Reclassification of realized interest expense on swap agreements	223	373	596
Noncontrolling interest contributions	—	295,108	295,108
Noncontrolling interest distributions and other reductions	—	(80,769)	(80,769)
Employee Long-term Incentive Plan Unit Awards	12,768	—	12,768
Rebalancing adjustment (Note 1)	(35,652)	—	(35,652)
Balance at December 31, 2016	$19,709	$569,839	$589,548

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,365,668 and 2,931,198 Common OP Units at December 31, 2016 and 2015, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2016 and 2015; (iii) 141,593 Series C Preferred OP Units at December 31, 2016; and (iv) 1,996,388 and 1,922,623 LTIP units as of December 31, 2016 and 2015, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Fund I, II, III, IV and V, and Mervyns I and II, and six other subsidiaries.

(c)
During 2016, the Company acquired an additional 8.3% interest in Fund II from a limited partner for $18.4 million, giving the Company an aggregate 28.33% interest. Amount in the table above represents the book value of this transaction.

Preferred OP Units

The Series A Preferred OP Units were issued in 1999 in connection with the acquisition of a property, have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2016, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Units will be convertible a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Units will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations.

During 2015, the Operating Partnership issued approximately 1,600,000 OP units to a third party to acquire real estate.

11. Leases

Operating Leases

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to ninety nine years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes.

The Company leases land at six of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $2.5 million, $1.7 million, and $1.8 million (including capitalized ground rent at properties under development of $0.9 million, $0.9 million and $0.8 million) for the years ended December 31, 2016, 2015 and 2014, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.9 million, $1.4 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases

During 2016, the Company entered into a 49-year master lease at 991 Madison Avenue, which is accounted for as a capital lease. During the year ended December 31, 2016, lease payments totaling $7.8 million were made under this lease. The lease was initially valued at $76,628, which represents the total discounted payments to be made under the lease. Properties under capital leases are discussed in Note 2.

Lease Obligations

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and the scheduled minimum rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space and ground leases, as of December 31, 2016 are summarized as follows (in thousands):

	Minimum Rental Revenues	Minimum Rental Payments
2017	$152,464	$3,737
2018	147,025	3,756
2019	135,796	3,776
2020	122,071	3,669
2021	109,383	3,744
Thereafter	591,541	185,621
Total	$1,258,280	$204,303

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

During the years ended December 31, 2016, 2015 and 2014, no single tenant collectively comprised more than 10% of the Company’s total revenues.

12. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The Company's Core Portfolio consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company's Funds hold primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company's Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable which are held within the Core Portfolio or the Funds (Note 3). Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s consolidated financial statements and are not presented in the Company's segments. During 2016, the Company revised how it allocates general and administrative and income tax expenses among its segments to reflect all such expenses as unallocated corporate expenses. The presentation of the years ended 2015 and 2014 has been revised to reflect this change.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2016
(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$150,211	$39,728	$—	$—	$189,939
Property operating expenses, other operating and real estate taxes	(39,598)	(17,793)	—	—	(57,391)
General and administrative expenses	—	—	—	(40,648)	(40,648)
Depreciation and amortization	(54,582)	(15,429)	—	—	(70,011)
Operating income	56,031	6,506	—	(40,648)	21,889
Equity in earnings of unconsolidated affiliates	3,774	35,675	—	—	39,449
Interest income	—	—	25,829	—	25,829
Interest and other finance expense	(27,435)	(7,210)	—	—	(34,645)
Gain on disposition of properties	—	81,965	—	—	81,965
Income tax benefit	—	—	—	105	105
Net income	32,370	116,936	25,829	(40,543)	134,592
Net income attributable to noncontrolling interests	(3,411)	(58,405)	—	—	(61,816)
Net income attributable to Acadia	$28,959	$58,531	$25,829	$(40,543)	$72,776

Real estate at cost	$1,982,763	$1,399,237	$—	$—	$3,382,000
Total assets	$2,271,620	$1,448,177	$276,163	$—	$3,995,960
Acquisition of real estate	$323,880	$171,764	$—	$—	$495,644
Development and property improvement costs	$13,434	$136,000	$—	$—	$149,434

	As of or for the Year Ended December 31, 2015
(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$150,015	$49,048	$—	$—	$199,063
Property operating expenses, other operating and real estate taxes	(37,259)	(21,223)	—	—	(58,482)
General and administrative expenses	—	—	—	(30,368)	(30,368)
Depreciation and amortization	(46,223)	(14,528)	—	—	(60,751)
Impairment of asset	(5,000)	—	—	—	(5,000)
Operating income	61,533	13,297	—	(30,368)	44,462
Equity in (losses) earnings of unconsolidated affiliates	1,169	36,161	—	—	37,330
Interest income	—	—	16,603	—	16,603
Other	—	—	1,596	—	1,596
Interest and other finance expense	(27,945)	(9,352)	—	—	(37,297)
Gain on disposition of properties	—	89,063	—	—	89,063
Income tax provision	—	—	—	(1,787)	(1,787)
Net income	34,757	129,169	18,199	(32,155)	149,970
Net income attributable to noncontrolling interests	(140)	(84,122)	—	—	(84,262)
Net income attributable to Acadia	$34,617	$45,047	$18,199	$(32,155)	$65,708

Real estate at cost	$1,572,681	$1,163,602	$—	$—	$2,736,283
Total assets	$1,662,092	$1,223,039	$147,188	$—	$3,032,319
Acquisition of real estate	$181,884	$156,816	$—	$—	$338,700
Development and property improvement costs	$16,505	$147,810	$—	$—	$164,315

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2014
(in thousands)	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$125,022	$54,659	$—	$—	$179,681
Property operating expenses, other operating and real estate taxes	(33,097)	(18,574)	—	—	(51,671)
General and administrative expenses	—	—	—	(27,433)	(27,433)
Depreciation and amortization	(35,875)	(13,770)	—	—	(49,645)
Operating income	56,050	22,315	—	(27,433)	50,932
Equity in (losses) earnings of unconsolidated affiliates	(77)	111,655	—	—	111,578
Gain on disposition of properties	12,577	561	—	—	13,138
Interest income	—	—	12,607	—	12,607
Other	—	—	2,724	—	2,724
Interest and other finance expense	(27,024)	(12,402)	—	—	(39,426)
Income tax provision	—	—	—	(629)	(629)
Income from continuing operations	41,526	122,129	15,331	(28,062)	150,924
Income from discontinued operations	—	1,222	—	—	1,222
Net income	41,526	123,351	15,331	(28,062)	152,146
Net income attributable to noncontrolling interests	(3,222)	(77,860)	—	—	(81,082)
Net income attributable to Acadia	$38,304	$45,491	$15,331	$(28,062)	$71,064

Real estate at cost	$1,366,017	$842,578	$—	$—	$2,208,595
Total assets	$1,613,290	$1,005,145	$102,286	$—	$2,720,721
Acquisition of real estate	$206,203	$50,250	$—	$—	$256,453
Development and property improvement costs	$5,432	$134,686	$—	$—	$140,118

13. Share Incentive and Other Compensation

Share Incentive Plan

At the 2016 annual shareholders' meeting, the shareholders' approved the Second Amended and Restated 2006 Incentive Plan (the "Second Amended 2006 Plan"). This plan replaced all previous share incentive plans and increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1,600,000 shares, for a total of 3,700,000 shares available to be issued.

Restricted Shares and LTIP Units

During 2016, the Company issued 319,244 LTIP Units and 11,092 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, which was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $10.1 million, of which $1.9 million was recognized as compensation expense in 2015, and $8.2 million will be recognized as compensation expense over the vesting period. Additionally, during the quarter ended September 30, 2016, in connection with the retirement of two executives, an additional 29,418 LTIP Units were issued. The value of these LTIP units was $1.1 million and was recognized as compensation expense during 2016. Also in connection with these retirements, the Company recognized $1.8 million as compensation expense relating to the acceleration of LTIP Units granted prior to 2016. Total long-term incentive compensation expense, including the expense related to the above mentioned plans, was $10.9 million, $6.8 million and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the "Board") have been issued units under the Share Incentive Plan. During 2016, the Company issued 13,491 Restricted Shares and 10,822 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 4,674 of the Restricted Shares and 5,532 of the LTIP Units will be on the first anniversary of the date of issuance and 8,817 of the Restricted Shares and 5,290 of the LTIP Units vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable vesting date of such Restricted Shares. Total trustee fee expense, included the expense related to the above-mentioned plans, was $1.1 million and $0.9 million during 2016 and 2015, respectively.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, "Compensation– Stock Compensation."

During 2016, compensation expense of $5.0 million was recognized related to the Program in connection with Fund III.

The awards in connection with Fund IV were determined to have no intrinsic value as of December 31, 2016.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2014	63,737	$23.34	884,334	$21.62
Granted	28,563	27.18	441,946	26.24
Vested	(34,598)	23.40	(263,556)	20.23
Forfeited	(2,684)	23.54	(800)	24.66
Unvested at December 31, 2014	55,018	25.90	1,061,924	23.92
Granted	22,819	32.78	258,464	34.00
Vested	(24,744)	25.44	(292,544)	22.82
Forfeited	(3,194)	26.25	(7,723)	25.90
Unvested at December 31, 2015	49,899	25.90	1,020,121	23.92
Granted	24,583	33.35	359,484	34.40
Vested	(24,886)	29.17	(522,680)	26.08
Forfeited	(189)	35.37	(48)	35.37
Unvested at December 31, 2016	49,407	27.92	856,877	26.99

The weighted-average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2016, 2015 and 2014 were $34.50, $33.90 and $26.30, respectively. As of December 31, 2016, there was $15.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2016, 2015 and 2014 was $0.7 million, $0.6 million and $0.8 million, respectively. The total fair value of LTIP Units that vested during the years ended December 31, 2016, 2015 and 2014 was $13.6 million, $6.7 million and $5.3 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of option activity under all option arrangements is presented below (dollars in thousands except exercise prices):

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2014	113,086	$19.28	3.5	$628
Granted	—	—	—	—
Exercised	(57,739)	17.68	—	828
Forfeited or Expired	—	—	—	—
Outstanding and exercisable at December 31, 2014	55,347	$20.93	1.1	$614
Granted	—	—	—	—
Exercised	(49,098)	20.76	—	608
Forfeited or Expired	(3,000)	22.40	—	—
Outstanding and exercisable at December 31, 2015	3,249	$20.93	0.3	35
Granted	—	—	—	—
Exercised	(3,000)	22.40	—	—
Forfeited or Expired	(249)	20.65	—	—
Outstanding and exercisable at December 31, 2016	—	$—	—	$—

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was less than $0.1 million, $0.6 million and $0.8 million, respectively. At December 31, 2016 there were no outstanding options and there was no stock-based compensation expense related to options during the periods presented.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the "Purchase Plan"), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During the years ended December 31, 2016, 2015 and 2014, a total of 3,491, 3,761 and 4,668 Common Shares, respectively, were purchased by employees under the Purchase Plan. Associated compensation expense was insignificant for each of the years ended December 31, 2016, 2015 and 2014.

Deferred Share Plan

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election ("Trustee Deferral Plan"), under which the participating Trustees have deferred compensation of $0.1 million for each of the three years ended December 31, 2016, 2015 and 2014.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $18,000, for the year ended December 31, 2016. The Company contributed $0.3 million for each of the years ended December 31, 2016, 2015 and 2014.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code, and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2016, 2015 and 2014, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS's is subject to Federal, state and local income taxes. For taxable years beginning after 2017, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by Federal, state and local jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2016, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2013 and forward.

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia to taxable income is as follows:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014

Net income attributable to Acadia	$72,776	$65,708	$71,064
Deferred cancellation of indebtedness income	2,050	2,050	2,050
Deferred rental and other income (a)	1,610	82	2,120
Book/tax difference - depreciation and amortization (a)	15,189	9,983	7,337
Straight-line rent and above- and below-market rent adjustments (a)	(7,882)	(8,041)	(4,917)
Book/tax differences - equity-based compensation	10,307	5,833	4,540
Joint venture equity in earnings, net (a)	(2,011)	5,776	(105)
Impairment charges and reserves	769	(714)	3,735
Acquisition costs (a)	5,116	1,190	4,505
Gains	—	(760)	(11,663)
Book/tax differences - miscellaneous	(4,924)	2,573	(6,041)
Taxable income	$93,000	$83,680	$72,625
Distributions declared	$91,053	$84,683	$77,194

__________

(a)
Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item "Joint venture equity in earnings, net."

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2016		2015		2014
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.77	66%	$0.83	68%	$0.85	69%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.39	34%	0.39	32%	0.38	31%
Total	$1.16	100%	$1.22	100%	$1.23	100%

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, "Income Taxes." The Company’s TRS income and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
TRS (loss) income before income taxes	$(1,583)	$1,008	$(36)
Benefit (provision) for income taxes:
Federal	378	(526)	(377)
State and local	97	(134)	(97)
TRS net (loss) income before noncontrolling interests	(1,108)	348	(510)
Noncontrolling interests	(9)	(208)	(508)
TRS net (loss) income	$(1,117)	$140	$(1,018)

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows. Amounts are not adjusted for temporary book/tax differences. (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal tax (benefit) provision at statutory tax rate	$(538)	$343	$(12)
TRS state and local taxes, net of Federal benefit	(84)	53	(2)
Tax effect of:
Permanent differences, net	1,663	396	446
Prior year under-accrual, net	—	938	1
Other	(1,516)	(131)	41
REIT state and local income and franchise taxes	370	188	155
Total (benefit) provision for income taxes	$(105)	$1,787	$629

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At December 31, 2016, the Company has unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company’s Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and therefore is not included in the computation of diluted earnings per share for the years ended December 2016, 2015 and 2014. The effect of the assumed conversion of 141,593 Series C Preferred OP Units into 407,845 Common Shares, would be anti-dilutive and therefore is not included in the computation of diluted earnings per share for the year ended December 2016.

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

	Year Ended December 31,
(shares and dollars in thousands, except per share amounts)	2016	2015	2014
Numerator:
Income from continuing operations	$72,776	$65,708	$70,865
Less: net income attributable to participating securities	(793)	(927)	(1,152)
Income from continuing operations net of income attributable to participating securities	$71,983	$64,781	$69,713

Denominator:
Weighted average shares for basic earnings per share	76,231	68,851	59,402
Effect of dilutive securities:
Employee share options	13	19	24
Denominator for diluted earnings per share	76,244	68,870	59,426
Basic earnings per Common Share from continuing operations attributable to Acadia	$0.94	$0.94	$1.18
Diluted earnings per Common Share from continuing operations attributable to Acadia	$0.94	$0.94	$1.18

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Three Months Ended (a, b, c, d)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$48,045	$43,918	$43,855	$54,121
Net income	73,875	26,155	326	34,236
Net (income) loss attributable to noncontrolling interests	(44,950)	(8,237)	5,786	(14,415)
Net income attributable to Acadia	28,925	17,918	6,112	19,821
Earnings per share attributable to Acadia:
Basic	$0.40	$0.24	$0.08	$0.24
Diluted	0.40	0.24	0.08	0.24

Weighted average number of shares:
Basic	70,756	72,896	78,449	82,728
Diluted	71,215	72,896	78,624	82,728

Cash dividends declared per Common Share	$0.25	$0.25	$0.25	$0.41

__________

(a)
The three months ended March 31, 2016 includes Fund III's $65.4 million gain on sale of its 65% consolidated interest in Cortlandt Town Center of which $49.4 million was attributable to noncontrolling interests (Note 2).

(b)
The three months ended June 30, 2016 includes a $16.6 million gain on sale of Fund III's consolidated Heritage Shops property of which $12.5 million was attributable to noncontrolling interests (Note 2).

(c)
The three months ended June 30, 2016, September 30, 2016 and December 31, 2016 reflect the impact of the de-consolidation of the Company's investment in the Brandywine portfolio, which was effective May 1, 2016 (Note 4).

(d)
The three months ended December 31, 2016 reflect the impact of an out-of-period adjustment resulting in a net decrease to net income of $4.2 million, of which $1.6 million was attributable to noncontrolling interests (Note 1).

	Three Months Ended (a, b, c)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$49,073	$49,176	$51,124	$51,286
Net income	38,537	85,458	18,104	7,871
Net (income) loss attributable to noncontrolling interests	(21,990)	(58,963)	(4,328)	1,019
Net income attributable to Acadia	16,547	26,495	13,776	8,890

Earnings per share attributable to Acadia:
Basic	$0.24	$0.38	$0.20	$0.13
Diluted	0.24	0.38	0.20	0.13

Weighted average number of shares:
Basic	68,295	68,825	68,943	69,328
Diluted	68,360	68,870	68,957	69,330

Cash dividends declared per Common Share	$0.24	$0.24	$0.24	$0.50

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(a)
The three months ended March 31, 2015 includes a gain on the disposition of Fund III's consolidated Lincoln Park Centre property of $27.1 million of which $21.7 million was attributable to noncontrolling interests (Note 2).

(b)
The three months ended June 30, 2015 includes: Acadia's $17.1 million share of the gain on disposition of Fund III's unconsolidated White City Shopping Center (Note 4); a $12.0 million gain on disposition of Fund II's consolidated Liberty Avenue property and a $49.9 million gain on disposition of Fund II's consolidated City Point property's air rights, of which a total of $15.8 million was attributable to noncontrolling interests (Note 2); and a $5.0 million asset impairment charge within the Brandywine portfolio inclusive of $3.9 million attributable to noncontrolling interests (Note 8).

(c)
The three months ended September 30, 2015 includes Acadia's $6.9 million share of the gain on disposition of Fund III's unconsolidated Parkway Crossing property of which $5.6 million was attributable to noncontrolling interests.

17. Subsequent Events

Dispositions

In February 2017, Fund III completed the disposition of Arundel Plaza, located in Glen Burnie, MD, for a sales price of $28.8 million.

In January 2017, Fund IV completed the disposition of 2819 Kennedy Boulevard, located in North Bergen, NJ, for a sales price of $19.0 million.

In February 2017, there was an auction pursuant to an Order of the United States Bankruptcy Court for the Southern District of New York for the property which is collateral for the Company's non-performing note (Note 3). The winning bid was in excess of the Company's carrying value and accrued interest. The sale of this property is expected to be approved by Order of the Bankruptcy Court confirming the Chapter 11 Plan of Reorganization of the note issuer and close during the first half of 2017.  In connection with this, the Company anticipates recovering its full carrying value of principal and accrued interest upon settlement of this transaction.

Financings

In February 2017, the Company completed the financing of Fund IV's Wake Forest property (Note 2) for $24.0 million. The new loan bears interest at LIBOR plus 160 basis points and matures February 14, 2020.

ACADIA REALTY TRUST
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Year

Year ended December 31, 2016:
Allowance for deferred tax asset	$—	$—	$859	$—	$859
Allowance for uncollectible accounts	$7,451	$—	$—	$(1,731)	$5,720
Allowance for notes receivable	$—	$—	$—	$—	$—
Year ended December 31, 2015:
Allowance for deferred tax asset	$—	$—	$—	$—	$—
Allowance for uncollectible accounts	$5,952	$1,499	$—	$—	$7,451
Allowance for notes receivable	$—	$—	$—	$—	$—
Year ended December 31, 2014:
Allowance for deferred tax asset	$—	$—	$—	$—	$—
Allowance for uncollectible accounts	$6,242	$—	$—	$(290)	$5,952
Allowance for notes receivable	$3,681	$—	$—	$(3,681)	$—

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016

		Initial Cost to Company			Amount at Which Carried at December 31, 2016
Description	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared

Core Portfolio:
Crescent Plaza Brockton, MA	$—	$1,147	$7,425	$3,027	$1,147	$10,452	11,599	$7,395	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	13,353	505	17,514	18,019	13,968	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	—	—	3,396	3,396	2,887	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,765	190	5,769	5,959	5,155	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	12,437	1,664	12,437	14,101	8,559	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	2,400	799	5,597	6,396	3,754	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	22,463	3,207	36,237	39,444	19,922	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	15,860	3,798	28,302	32,100	18,112	1998	(a)	40 years
Merrillville Plaza Hobart, IN	24,779	4,288	17,152	5,647	4,288	22,799	27,087	11,276	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	4,900	2,577	15,190	17,767	7,612	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	27,000	1,817	15,846	776	1,817	16,622	18,439	7,389	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	1,970	1,793	9,142	10,935	4,855	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	4,225	3,229	17,142	20,371	8,852	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	7,736	907	11,217	12,124	8,914	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	15,883	3,401	28,183	31,584	9,719	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	993	961	4,814	5,775	2,369	1998	(a)	40 years
Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,258	1,273	17,349	18,622	8,902	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	1,579	2,350	10,983	13,333	5,256	1999	(a)	40 years
Pacesetter Park Shopping Center Ramapo, NY	—	1,475	5,899	3,350	1,475	9,249	10,724	4,603	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	26,250	5,063	15,252	2,495	5,201	17,609	22,810	6,392	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,111	1,691	6,914	8,605	2,732	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	2,482	—	14,391	14,391	5,812	2005	(a)	40 years
Clark Diversey Chicago, IL	—	10,061	2,773	972	10,061	3,745	13,806	984	2006	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,509	8,289	10,200	18,489	3,175	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	4,701	11,855	11,992	23,847	2,456	2006	(a)	40 years
West Shore Expressway Staten Island, NY	—	3,380	13,499	—	3,380	13,499	16,879	3,732	2007	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	992	16,699	19,696	36,395	4,837	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	5,147	3,048	12,428	15,476	2,027	2008	(a)	40 years

		Initial Cost to Company			Amount at Which Carried at December 31, 2016
Description	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
651-671 W Diversey Chicago, IL	—	8,576	17,256	8	8,576	17,264	25,840	2,409	2011	(a)	40 years
15 Mercer Street New York, NY	—	1,887	2,483	—	1,887	2,483	4,370	341	2011	(a)	40 years
4401 White Plains Bronx, NY	5,884	1,581	5,054	—	1,581	5,054	6,635	674	2011	(a)	40 years
Chicago Street Retail Portfolio Chicago, IL	—	18,521	55,627	1,923	18,560	57,511	76,071	6,761	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	—	2,110	1,306	3,416	161	2012	(a)	40 years
330-340 River Street Cambridge, MA	11,884	8,404	14,235	—	8,404	14,235	22,639	1,812	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	917	7,458	16,885	24,343	2,142	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	9	4,933	14,596	19,529	1,732	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	14,869	6,220	24,416	—	6,220	24,416	30,636	2,935	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	41	1,908	12,199	14,107	1,278	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	1,035	2012	(a)	40 years
60 Orange Street Bloomfield, NJ	7,769	3,609	10,790	—	3,609	10,790	14,399	1,264	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	726	11,689	10,862	22,551	1,199	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	804	4,429	6,906	11,335	775	2012	(a)	40 years
664 North Michigan Chicago, IL	41,846	15,240	65,331	—	15,240	65,331	80,571	6,345	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	29	5,398	15,630	21,028	1,414	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	168	6,899	4,417	11,316	401	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	711	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	670	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	919	—	33,738	33,738	1,593	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	192	16,744	28,538	45,282	2,198	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	20	4,578	2,665	7,243	243	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	23	1,893	11,617	13,510	813	2014	(a)	40 years
152-154 Spring Street Manhattan, NY	—	8,544	27,001	—	8,544	27,001	35,545	1,834	2014	(a)	40 years
2520 Flatbush Avenue Brooklyn, NY	—	6,613	10,419	193	6,613	10,612	17,225	754	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	119	10,175	12,760	22,935	978	2014	(a)	40 years
Bedford Green Bedford Hills, NY	28,697	12,425	32,730	1,801	12,425	34,531	46,956	2,264	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	103	—	57,639	57,639	6,344	2014	(a)	40 years
Shops at Grand Ave Queens, NY	—	20,264	33,131	279	20,264	33,410	53,674	1,898	2014	(a)	40 years
201 Needham Street Newton, MA	—	4,550	4,459	105	4,550	4,564	9,114	303	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	658	36,063	109,756	145,819	4,909	2015	(a)	40 years
163 Highland Avenue Needham, MA	9,359	12,679	11,213	—	12,679	11,213	23,892	624	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	26	4,838	14,600	19,438	489	2015	(a)	40 years
Route 202 Shopping Center, Wilmington, DE	—	—	6,346	—	—	6,346	6,346	302	2015	(a)	40 years
991 Madison Avenue New York, NY	—		76,965	—	—	76,965	76,965	—	2016	(a)	40 years

		Initial Cost to Company			Amount at Which Carried at December 31, 2016
Description	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	66	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,874	2,739	2,746	—	2,739	2,746	5,485	30	2016	(a)	40 years
State & Washington Chicago, IL	25,485	3,907	70,943	—	3,907	70,943	74,850	591	2016	(a)	40 years
151 N. State Street Chicago, IL	14,464	1,941	25,529	—	1,941	25,529	27,470	266	2016	(a)	40 years
North & Kingsbury Chicago, IL	13,292	18,731	16,292	—	18,731	16,292	35,023	141	2016	(a)	40 years
Sullivan Center Chicago, IL	—	13,433	137,327	10	13,443	137,327	150,770	1,145	2016	(a)	40 years
California & Armitage Chicago, IL	2,675	6,770	2,292	—	6,770	2,292	9,062	21	2016	(a)	40 years
555 9th Street San Francisco, CA	60,000	75,591	73,268	—	75,591	73,268	148,859	308	2016	(a)	40 years
Undeveloped Land	—	100	—	—	100	—	100	—
Fund II:
161st Street Bronx, NY	46,500	16,679	28,410	28,272	16,679	56,682	73,361	13,067	2005	(a)	40 years
City Point Brooklyn, NY	326,042	—	—	207,561	—	207,561	207,561	1,848	2010	(c)	40 years
Fund III:
654 Broadway Manhattan, NY	8,615	9,040	3,654	2,869	9,040	6,523	15,563	656	2011	(a)	40 years
New Hyde Park Shopping Center New Hyde Park, NY	10,760	3,016	7,733	4,151	3,016	11,884	14,900	2,225	2011	(a)	40 years
640 Broadway Manhattan, NY	48,470	12,503	19,960	10,953	12,503	30,913	43,416	3,799	2012	(a)	40 years
3780-3858 Nostrand Avenue Brooklyn, NY	11,137	6,229	11,216	5,612	6,229	16,828	23,057	1,463	2013	(a)	40 years
Fund IV:
Paramus Plaza Paramus, NJ	14,099	11,052	7,037	8,280	11,052	15,317	26,369	962	2013	(a)	40 years
1151 Third Ave Manhattan, NY	12,481	8,306	9,685	1,412	8,306	11,097	19,403	990	2013	(a)	40 years
Lake Montclair Center Dumfries, VA	14,509	7,077	12,028	439	7,077	12,467	19,544	1,103	2013	(a)	40 years
938 W. North Avenue Chicago, IL	12,500	2,314	17,067	176	2,314	17,243	19,557	1,310	2013	(a)	40 years
17 E. 71st Street Manhattan, NY	19,000	7,391	20,176	263	7,391	20,439	27,830	1,149	2014	(a)	40 years
1035 Third Ave Manhattan, NY	41,826	14,099	39,928	671	14,099	40,599	54,698	1,858	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	—	4,178	28,470	—	4,178	28,470	32,648	890	2015	(a)	40 years
2208-2216 Fillmore Street San Francisco, CA	5,606	3,027	6,376	—	3,027	6,376	9,403	186	2015	(a)	40 years
146 Geary Street San Francisco, CA	27,700	9,500	28,500	7	9,500	28,507	38,007	831	2015	(a)	40 years
2207 Fillmore Street San Francisco, CA	1,120	1,498	1,735	108	1,498	1,843	3,341	48	2015	(a)	40 years
1861 Union Street San Francisco, CA	2,315	2,188	1,293	—	2,188	1,293	3,481	35	2015	(a)	40 years
Restaurants at Fort Point Boston, MA	6,500	1,041	10,905	—	1,041	10,905	11,946	273	2016	(a)	40 years
Wakeforest Crossing Wake Forest, NC	—	7,570	24,829	1	7,570	24,830	32,400	197	2016	(a)	40 years
Airport Mall Bangor, ME	—	2,294	7,067	11	2,294	7,078	9,372	40	2016	(a)	40 years
Colonie Plaza Albany, NY	—	2,852	9,619	—	2,852	9,619	12,471	48	2016	(a)	40 years
Dauphin Plaza Harrisburg, PA	—	5,290	9,464	4	5,290	9,468	14,758	50	2016	(a)	40 years
JFK Plaza Waterville, ME	—	751	5,991	2	751	5,993	6,744	32	2016	(a)	40 years
Mayfair Shopping Center Philadelphia, PA	—	6,178	9,266	2	6,178	9,268	15,446	42	2016	(a)	40 years
Shaw's Plaza Waterville, ME	—	828	11,814	1	828	11,815	12,643	55	2016	(a)	40 years

		Initial Cost to Company			Amount at Which Carried at December 31, 2016
Description	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
Wells Plaza Wells, ME	—	1,892	2,585	—	1,892	2,585	4,477	18	2016	(a)	40 years
717 N. Michigan Chicago, IL	63,900	72,174	34,606	—	72,174	34,606	106,780	72	2016	(a)	40 years

Real Estate Under Development	55,327	105,442	61,172	376,872	58,403	485,083	543,486	—		(a)
Debt of Assets Held For Sale	25,500
Unamortized Loan Costs	(16,642)	—	—	—	—	—	—	—
Unamortized Premium	1,336	—	—	—	—	—	—	—
Total	$1,055,728	$796,928	$1,774,296	$810,776	$751,655	$2,630,345	$3,382,000	$287,066

Notes:

1.
Depreciation on buildings and improvements reflected in the consolidated statements of income is calculated over the estimated useful life of the assets as follows: Buildings at 30 to 40 years and improvements at the shorter of lease term or useful life.

2.	The aggregate gross cost of property included above for Federal income tax purposes was $2,550.5 million as of December 31, 2016.
The following table reconciles the activity for real estate properties from January 1, 2014 to December 31, 2016 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$2,736,283	$2,208,595	$1,819,053
Other improvements	152,129	162,760	162,827
Property acquisitions	761,400	418,396	299,793
Property dispositions or held for sale assets	(134,332)	(66,359)	(73,078)
Prior year purchase price allocation adjustments	(9,844)	—	—
Deconsolidation of Previously Consolidated Investments	(123,636)	—	—
Consolidation of Previously Unconsolidated Investments	—	12,891	—
Balance at end of year	$3,382,000	$2,736,283	$2,208,595

The following table reconciles accumulated depreciation from January 1, 2014 to December 31, 2016 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$298,703	$256,015	$229,538
Depreciation related to real estate	49,269	49,775	26,477
Property Dispositions	(27,829)	(7,087)	—
Deconsolidation of Previously Consolidated Investments	(33,077)	—	—
Consolidation of previously unconsolidated investments	—	—	—
Balance at end of year	$287,066	$298,703	$256,015

ACADIA REALTY TRUST
SCHEDULE IV-MORTGAGE LOANS ON REAL ESTATE
(in thousands)
December 31, 2016

Description	Effective Interest Rate	Final Maturity Date	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2016
First Mortgage Loan	6.0%	4/28/2017	$9,000	$9,000
First Mortgage Loan	6.0%	5/1/2017	15,000	15,000
Mezzanine Loan	18.0%	7/1/2017	3,007	4,506
First Mortgage Loan	LIBOR + 7.1%	6/25/2018	26,000	26,000
First Mortgage Loan	8.1%	4/30/2019	153,400	153,400
Preferred Equity	8.7%	9/9/2019	10,000	10,000
Zero Coupon Loan	2.5%	5/31/2020	29,793	31,007
Preferred Equity	15.3%	2/3/2021	14,000	15,250
First Mortgage Loan	9.0%	Demand	12,000	12,000
Total			$272,200	$276,163

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower. As of December 31, 2016, the Company held one non-performing note in the amount of $12.0 million.

The following table reconciles the activity for loans on real estate from January 1, 2014 to December 31, 2016 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$147,188	$102,286	$126,656
Additions	171,794	48,500	31,169
Disposition of air rights through issuance of notes	—	29,539	—
Amortization and accretion	—	—	556
Repayments	(42,819)	(15,984)	(18,095)
Conversion to real estate through receipt of deed or through foreclosure	—	(13,386)	(38,000)
Other	—	(3,767)	—
Balance at end of year	$276,163	$147,188	$102,286