Form 10-K/A
period 2016-12-31
ACADIA REALTY TRUST
filed 2017-02-27
CIK 899629

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

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) to Acadia Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on February 24, 2017 (the “Original Form 10-K”), is being filed with the limited purpose of amending the Reports of Independent Registered Public Accounting Firm on pages 56 and F-2 and the Consent of Independent Registered Public Accounting Firm in Exhibit 23.1 of the Original Form 10-K to correct a scrivener’s error with respect to the omission of the city and state thereof.
This Amendment is as of the filing date of the Original Form 10-K and should be read in conjunction with the Original Form 10-K. This Amendment does not reflect any subsequent information or events and no other information included in the Original Form 10-K has been modified or updated in any way, except as described above.

2

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements beginning on page F-1 of this Form 10-K/A are incorporated herein by reference.

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

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which appears below in this Item 9A.

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
February 24, 2017

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
John Gottfried
Senior Vice President and
Chief Financial Officer

Dated: February 27, 2017

EXHIBIT INDEX
The following exhibits are filed as part of this amendment No. 1:

Exhibit No.	Description	Method of Filing
23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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