Form 10-Q
period 2017-03-31
ACADIA REALTY TRUST
filed 2017-04-28
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Emerging Growth Company ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of April 25, 2017 there were 84,730,288 common shares of beneficial interest, par value $0.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (the “Report”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.
SPECIAL NOTE REGARDING CERTAIN REFERENCES
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements, below.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2017	2016
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$2,621,536	$2,551,448
Real estate under development, at cost	510,548	543,486
Net investments in real estate	3,132,084	3,094,934
Notes receivable, net	276,507	276,163
Investments in and advances to unconsolidated affiliates	260,497	272,028
Other assets, net	201,822	192,786
Cash and cash equivalents	47,707	71,805
Rents receivable, net	50,766	43,842
Restricted cash	24,021	22,904
Assets of properties held for sale	21,498	21,498
Total assets	$4,014,902	$3,995,960

LIABILITIES
Mortgage and other notes payable, net	$1,143,049	$1,055,728
Unsecured notes payable, net	358,847	432,990
Accounts payable and other liabilities	207,679	208,672
Capital lease obligations	70,247	70,129
Dividends and distributions payable	23,366	36,625
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,221	13,691
Total liabilities	1,818,409	1,817,835
Commitments and contingencies
EQUITY
Acadia shareholders' Equity
Common shares, $0.001 par value, authorized 100,000,000 shares, issued and outstanding 83,630,051 and 83,597,741 shares, respectively	84	84
Additional paid-in capital	1,589,765	1,594,926
Accumulated other comprehensive income (loss)	438	(798)
Distributions in excess of accumulated earnings	(11,753)	(5,635)
Total Acadia shareholders’ equity	1,578,534	1,588,577
Noncontrolling interests	617,959	589,548
Total equity	2,196,493	2,178,125
Total liabilities and equity	$4,014,902	$3,995,960

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands except per share amounts)	2017	2016
Revenues
Rental income	$48,585	$38,590
Expense reimbursements	12,316	7,959
Other	1,098	1,496
Total revenues	61,999	48,045
Operating expenses
Depreciation and amortization	24,536	16,849
General and administrative	8,469	9,352
Real estate taxes	10,606	6,165
Property operating	8,197	5,537
Other operating	294	291
Total operating expenses	52,102	38,194
Operating income	9,897	9,851
Equity in earnings and gains of unconsolidated affiliates inclusive of gains on disposition of properties of $11,486 and $ - , respectively	12,703	1,954
Interest income	8,984	4,638
Interest expense	(11,488)	(8,038)
Income from continuing operations before income taxes	20,096	8,405
Income tax (provision) benefit	(125)	77
Income from continuing operations before gain on disposition of properties	19,971	8,482
Gain on disposition of properties, net of tax	—	65,393
Net income	19,971	73,875
Net income attributable to noncontrolling interests	(4,340)	(44,950)
Net income attributable to Acadia	$15,631	$28,925

Basic and diluted earnings per share	$0.18	$0.40
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

Net income	$19,971	$73,875
Other comprehensive income (loss):
Unrealized income (loss) on valuation of swap agreements	118	(8,819)
Reclassification of realized interest on swap agreements	963	1,046
Other comprehensive income (loss)	1,081	(7,773)
Comprehensive income	21,052	66,102
Comprehensive income attributable to noncontrolling interests	(4,185)	(44,181)
Comprehensive income attributable to Acadia	$16,867	$21,921

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2017 and 2016

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	25	—	438	—	—	438	(438)	—
Dividends/distributions declared ($0.26 per Common Share/OP Unit)	—	—	—	—	(21,749)	(21,749)	(1,617)	(23,366)
Employee and trustee stock compensation, net	7	—	94	—	—	94	4,141	4,235
Noncontrolling interest distributions	—	—	—	—	—	—	(3,822)	(3,822)
Noncontrolling interest contributions	—	—	—	—	—	—	20,269	20,269
Reallocation of noncontrolling interests	—	—	(5,693)	—	—	(5,693)	5,693	—
Comprehensive income	—	—	—	1,236	15,631	16,867	4,185	21,052
Balance at March 31, 2017	83,630	$84	$1,589,765	$438	$(11,753)	$1,578,534	$617,959	$2,196,493

Balance at January 1, 2016	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	249	1	5,679	—	—	5,680	(5,680)	—
Issuance of Common Shares, net of issuance costs	1,050	1	35,219	—	—	35,220	—	35,220
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	29,336	29,336
Dividends/distributions declared ($0.25 per Common Share/OP Unit)	—	—	—	—	(17,872)	(17,872)	(1,473)	(19,345)
Acquisition of noncontrolling interests	—	—	7,569	—	—	7,569	(25,948)	(18,379)
Employee and trustee stock compensation, net	9	—	208	—	—	208	3,811	4,019
Noncontrolling interest distributions	—	—	—	—	—	—	(36,174)	(36,174)
Noncontrolling interest contributions	—	—	—	—	—	—	46,343	46,343
Comprehensive (loss) income	—	—	—	(7,004)	28,925	21,921	44,181	66,102
Balance at March 31, 2016	71,566	$72	$1,140,914	$(11,467)	$23,695	$1,153,214	$475,262	$1,628,476

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,971	$73,875
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties	—	(65,393)
Depreciation and amortization	24,536	16,849
Distributions of operating income from unconsolidated affiliates	1,299	1,082
Equity in earnings and gains of unconsolidated affiliates	(12,703)	(1,954)
Stock compensation expense	4,235	4,019
Amortization of financing costs	1,169	625
Other, net	(2,908)	(2,031)
Changes in assets and liabilities:
Other liabilities	1,076	(8,849)
Prepaid expenses and other assets	(5,736)	881
Rents receivable, net	(6,723)	(3,596)
Restricted cash	(1,010)	3,259
Accounts payable and accrued expenses	273	(792)
Net cash provided by operating activities	23,479	17,975
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(34,688)	(12,287)
Development and property improvement costs	(27,015)	(37,463)
Issuance of or advances on notes receivable	(150)	(27,800)
Proceeds from the disposition of properties	—	104,458
Investments in and advances to unconsolidated affiliates	(3,174)	(8,034)
Return of capital from unconsolidated affiliates	2,677	34,235
Proceeds from notes receivable	—	20,500
Proceeds from disposition of properties of unconsolidated affiliates	25,080	—
Payment of deferred leasing costs	(2,033)	(847)
Net cash (used in) provided by investing activities	(39,303)	72,762

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(5,236)	(99,501)
Principal payments on unsecured debt	(94,100)	(101,500)
Proceeds received on mortgage and other notes	93,044	1,945
Proceeds from unsecured debt	20,000	134,616
Proceeds from issuance of Common Shares, net of issuance costs of $0 and $1,654 respectively	—	32,026
Capital contributions from noncontrolling interests	20,264	46,343
Distributions to noncontrolling interests	(6,163)	(56,995)
Dividends paid to Common Shareholders	(34,275)	(35,112)
Deferred financing and other costs	(1,701)	(475)
Loan proceeds held as restricted cash	(107)	—
Net cash used in financing activities	(8,274)	(78,653)

(Decrease) increase in cash and cash equivalents	(24,098)	12,084
Cash and cash equivalents, beginning of the period	71,805	72,776
Cash and cash equivalents, end of the period	$47,707	$84,860

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $5,009 and $5,115, respectively	$9,629	$8,437
Cash paid for income taxes, net of (refunds)	$220	$(256)

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$—	$1,463
Acquisition of real estate through issuance of OP Units	$—	$29,336
Acquisition of capital lease obligation	$—	$76,461
Assumption of accounts payable and accrued expenses through acquisition of real estate	$(662)	$—
The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust and subsidiaries (collectively, the “Company”) is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2017 and December 31, 2016, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2017, the Company has ownership interests in 118 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has or had ownership interests in 64 properties within its opportunity funds, Acadia Strategic Opportunity Fund I, LP (“Fund I,” which was liquidated in 2015), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC, and Acadia Strategic Opportunity Fund V LLC (“Fund V,” or the “Current Fund,” and together with Funds I, II, III and IV, the “Funds”). The 182 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns I and II and earns fees or priority distributions for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds and Mervyns I and II are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”) and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership). All transactions between the Funds and the Operating Partnership have been eliminated in consolidation.

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns I and II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Fund Size	Capital Called as of March 31, 2017	Unfunded Commitment	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of March 31, 2017 (c)
Fund I and Mervyns I (a)	9/2001	22.22%	$90.0	$86.6	$—	37.78%	9%	$194.5
Fund II and Mervyns II	6/2004	28.33%	300.0	347.1	—	28.33%	8%	131.6
Fund III	5/2007	24.54%	502.5	396.7	53.3	39.63%	6%	551.0
Fund IV	5/2012	23.12%	540.6	390.7	139.3	23.12%	6%	101.9
Fund V	8/2016	20.10%	520.0	—	520.0	20.10%	6%	—
__________

(a)	As of December 31, 2015, Fund I had been liquidated.

(b)	Amount represents the current economic ownership at March 31, 2017, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective fund.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(c)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.

Basis of Presentation

Segments

At March 31, 2017, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital. Each property is considered a separate operating segment; however, each property on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items.

These consolidated financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K, as filed with the SEC on February 24, 2017 and amended on February 27, 2017.

Use of Estimates

GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to the Company’s lease revenues, but will apply to reimbursed tenant costs. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. While the Company is still completing the assessment of the impact of this standard to its consolidated financial statements, management believes the majority of the Company’s revenue falls outside of the scope of this guidance.  The Company intends to implement the standard retrospectively with the cumulative effect recognized in retained earnings at the date of application.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. The new guidance requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective beginning after December 15, 2018, but early adoption is permitted. The Company is evaluating the impact of the new standard and has not yet determined if it will have a material impact on its consolidated financial statements; however, the Company capitalized internal leasing costs of $0.2 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact ASU 2014-15 will have on its consolidated financial statements; however, it is expected that the new standard would reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed.

In January 2017, the FASB issued ASU No. 2017-03 Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). ASU 2017-03 amends certain SEC guidance in the FASB Accounting Standards Codification in response to SEC staff announcements made during 2016 EITF meetings which addressed (i) the additional qualitative disclosures that a registrant is expected to provide when it cannot reasonably estimate the impact that ASUs 2014-09, 2016-02 and 2016-13 will have in applying the guidance in SAB Topic 11.M and (ii) guidance in ASC 323 related to the amendments made by ASU 2014-01 regarding use of the proportional amortization method in accounting for investments in qualified affordable housing projects (announcement made at the November 17, 2016, EITF meeting). The adoption of ASU 2017-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which amends the guidance on nonfinancial assets in ASC 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in substance nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and derecognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets. The amendments are effective at the same time as the amendments in ASU 2014-09. The adoption of ASU 2017-05 is not expected to have a material impact on the Company's consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Land	$649,533	$693,252
Buildings and improvements	2,041,300	1,916,288
Tenant improvements	137,168	132,220
Construction in progress	21,644	19,789
Properties under capital lease	76,965	76,965
Total	2,926,610	2,838,514
Less: Accumulated depreciation	(305,074)	(287,066)
Operating real estate, net	2,621,536	2,551,448
Real estate under development, at cost	510,548	543,486
Net investment in real estate	$3,132,084	$3,094,934

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price	Debt Assumed
2017 Acquisition
Fund IV
Lincoln Place - Fairview Heights, IL	100%	Mar 13, 2017	$35,350	$—
Total 2017 Acquisitions			$35,350	$—

2016 Acquisitions
Core Portfolio:
991 Madison Avenue - New York, NY (a)	100%	Mar 26, 2016	$76,628	$—
165 Newbury Street - Boston, MA	100%	May 13, 2016	6,250	—
Concord & Milwaukee - Chicago, IL	100%	Jul 28, 2016	6,000	2,902
151 North State Street - Chicago, IL	100%	Aug 10, 2016	30,500	14,556
State & Washington - Chicago, IL	100%	Aug 22, 2016	70,250	25,650
North & Kingsbury - Chicago, IL	100%	Aug 29, 2016	34,000	13,409
Sullivan Center - Chicago, IL	100%	Aug 31, 2016	146,939	—
California & Armitage - Chicago, IL	100%	Sep 12, 2016	9,250	2,692
555 9th Street - San Francisco, CA	100%	Nov 2, 2016	139,775	60,000
Subtotal Core Portfolio			519,592	119,209

Fund IV:
Restaurants at Fort Point - Boston, MA	100%	Jan 14, 2016	11,500	—
1964 Union Street - San Francisco, CA (a)	90%	Jan 28, 2016	2,250	1,463
Wake Forest Crossing - Wake Forest, NC	100%	Sep 27, 2016	36,600	—
Airport Mall - Bangor, ME	100%	Oct 28, 2016	10,250	—
Colonie Plaza - Albany, NY	100%	Oct 28, 2016	15,000	—
Dauphin Plaza - Harrisburg, PA	100%	Oct 28, 2016	16,000	—
JFK Plaza - Waterville, ME	100%	Oct 28, 2016	6,500	—
Mayfair Shopping Center - Philadelphia, PA	100%	Oct 28, 2016	16,600	—
Shaw's Plaza - Waterville, ME	100%	Oct 28, 2016	13,800	—
Wells Plaza - Wells, ME	100%	Oct 28, 2016	5,250	—
717 N Michigan - Chicago, IL	100%	Dec 1, 2016	103,500	—
Subtotal Fund IV			237,250	1,463
Total 2016 Acquisitions			$756,842	$120,672

__________

(a)	These acquisitions were accounted for as asset acquisitions as the underlying properties did not meet the definition of a business.

All of the above acquisitions were deemed to be business combinations except 991 Madison Avenue and 1964 Union Street. The Company expensed $0.3 million of acquisition costs for the three months ended March 31, 2017, of which $0.2 million related to the Core Portfolio and $0.1 million related to the Funds and $0.3 million of acquisition costs for the three months ended March 31, 2016, of which $0.2 million related to the Core Portfolio and $0.1 million related to the Funds.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the business combinations were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the allocation of the purchase price of properties acquired during the three months ended March 31, 2017 and the year ended December 31, 2016 (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
Net assets acquired:
Land	$7,149	$225,729
Buildings and improvements	22,201	458,525
Other assets	—	3,481
Acquisition-related intangible assets (in Acquired lease intangibles, net)	7,444	63,606
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(1,444)	(72,985)
Above and below market debt assumed (included in Mortgages and other notes payable, net)	—	(119,601)
Net assets acquired	$35,350	$558,755

Consideration:
Cash	$34,687	$677,964
Debt assumed	—	(119,209)
Liabilities assumed	663	—
Total Consideration	$35,350	$558,755

Dispositions

During the year ended December 31, 2016, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2016 Dispositions:
Cortlandt Town Center (65%) - Mohegan Lake, NY (Note 4)	Fund III	Jan 28, 2016	$107,250	$65,393
Heritage Shops - Chicago, IL	Fund III	Apr 26, 2016	46,500	16,572
Total 2016 Dispositions			$153,750	$81,965

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the year ended December 31, 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Rental revenues	$—	$4,963
Expenses	—	(550)
Gain on disposition of properties	—	65,393
Income from continuing operations of disposed properties, net of income taxes	—	69,806
Amounts attributable to noncontrolling interests	—	(53,586)
Net income attributable to Acadia	$—	$16,220

Property Held For Sale

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At March 31, 2017 and December 31, 2016, the Company had one property in Fund II classified as held-for-sale with net assets of $21.5 million and subject to a mortgage of $25.5 million, which will be repaid prior to the sale. The property held for sale had net (loss) income of $(0.5) million, and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Pro Forma Financial Information

The following unaudited pro forma consolidated operating data is presented for the three months ended March 31, 2017, as if the acquisitions of the properties acquired during that period were completed on January 1, 2016 and as if the acquisition of the properties acquired during the three months ended March 31, 2016 were completed on January 1, 2015. The related acquisition expenses of $0.3 million and $0.3 million reported during the three months ended March 31, 2017 and 2016, respectively have been reflected as pro forma charges at January 1, 2016 and January 1, 2015, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended March 31,
	2017	2016
Pro forma revenues	$62,478	$53,314
Pro forma income from continuing operations	20,201	74,174
Pro forma net income attributable to Acadia	15,808	29,155
Pro forma basic and diluted earnings per share	0.19	0.39

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction. At March 31, 2017 and December 31, 2016, the Company had one Core property, two properties in Fund II, three properties in Fund III and four properties in Fund IV classified as real estate under development. At December 31, 2016 accumulated costs aggregated $543.5 million. During the first quarter, the Company capitalized $3.8 million of additional costs, placed a portion of the City Point project for $113.2 million into service, and reclassified real estate with a carrying value of $76.4 million into real estate under development, resulting in a balance of $510.5 million at March 31, 2017.

Construction in progress pertains to construction activity at the Company’s operating properties which are in service and continue to operate during the construction period.

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2017
Description	2017	2016	Number	Maturity Date	Interest Rate
Core Portfolio	$216,400	$216,400	5	May 2017 - September 2019	6.0% - 9.0%
Fund II	31,201	31,007	1	May 2020	2.5%
Fund III	4,656	4,506	1	July 2020	18.0%
Fund IV	24,250	24,250	2	April 2017 - February 2021	6.0% - 15.3%
	$276,507	$276,163	9

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2017, the Company:

•	advanced an additional $0.2 million on a Fund III note, which is collateralized by a property; and

•	increased the balance of a Fund II note by the interest accrued of $0.2 million.

During the year ended December 31, 2016, the Company:

•
issued one Core note receivable and three Fund IV notes receivable aggregating $47.5 million with a weighted-average effective interest rate of 9.8%, which were collateralized by four mixed-use real estate properties;

•	received total collections of $42.8 million, including full repayment of five notes issued in prior periods aggregating $29.6 million; and

•
restructured a $30.9 million Core mezzanine loan, which bore interest at 15.0%, and replaced it with a new $153.4 million loan collateralized by a first mortgage in the borrower’s tenancy-in-common interest. The new loan, which was made to the Company’s partners in the Brandywine Portfolio, bears interest at 8.1% (Note 4).

At March 31, 2017 and December 31, 2016, one of the Core notes receivable in the amount of $12.0 million was in default; however, no principal reserve was established because the estimated fair value of the real estate collateral exceeded the carrying value of the note. In February 2017, there was an auction pursuant to an Order of the United States Bankruptcy Court for the Southern District of New York for the property which is collateral for this note. The winning bid was in excess of the Company’s carrying value and accrued interest. The sale of this property was approved by Order of the Bankruptcy Court confirming the Chapter 11 Plan of Reorganization of the note issuer and is expected to close during the second quarter of 2017. In connection with this sale, the Company anticipates recovering its full carrying value of principal and interest recognized of $2.2 million upon settlement of this transaction.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company’s loan in relation to other debt secured by the collateral and the prospects of the borrower.

Earnings from these notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 12).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Investments In and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting as it has the ability to exercise significant influence, but does not have financial or operating control over the investment, which is maintained by each of the unaffiliated partners who co-invest with the Company. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Nominal Ownership Interest	March 31,	December 31,
Fund	Property	at March 31, 2017	2017	2016
Core:
	840 N. Michigan (a)	88.43%	$73,355	$74,131
	Renaissance Portfolio	20%	36,097	36,437
	Gotham Plaza	49%	29,396	29,421
	Brandywine Portfolio (a)	22.22%	20,449	20,755
	Georgetown Portfolio	50%	4,237	4,287
			163,534	165,031

Mervyns I & II:	KLA/Mervyn's, LLC (b)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	225	8,108
	Self Storage Management (c)	95%	241	241
			466	8,349
Fund IV:
	Broughton Street Portfolio (d)	50%	56,313	54,839
	Fund IV Other Portfolio	90%	17,927	21,817
	650 Bald Hill Road	90%	19,027	18,842
			93,267	95,498
	Due from Related Parties (e)		2,273	2,193
	Other		957	957
	Investments in and advances to unconsolidated affiliates		$260,497	$272,028

Core:
	Crossroads (f)	49%	$15,221	$13,691
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,221	$13,691
__________

(a)	Represents a tenancy-in-common interest.

(b)	Distributions have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.

(c)	Represents a variable interest entity.

(d)
The Company is entitled to a 15% return on its cumulative capital contribution and a 9% preferred return on the balance of the loan it converted to equity during 2016, which was $14.9 million and $46.4 million at March 31, 2017, respectively.

(e)	Represents deferred fees.

(f)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to fund future obligations of the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York (“Crossroads”), a 50% interest in a 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the “Georgetown Portfolio”), a 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois (“840 N. Michigan”), and a 49% noncontrolling interest in an approximately 123,000 square foot retail property located in Manhattan, New York (“Gotham Plaza”).

In January 2017, an entity in which the Company owns a 20% noncontrolling interest (the “Renaissance Portfolio”), acquired a 6,200 square foot property in Alexandria, Virginia referred to as (“907 King Street”) for $3.0 million. The Renaissance Portfolio is now a 213,000 square-foot portfolio of 18 mixed-use properties, 16 of which are located in Georgetown, Washington D.C. and two of which are located in Alexandria, Virginia.

The Company owns a 22.22% interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio”) located in Wilmington, Delaware. Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During April 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy-in-common interest, as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company de-consolidated the Brandywine Portfolio and accounts for its interest under the equity method of accounting effective May 1, 2016. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying net assets are unchanged, the Company has reflected the change from consolidation to equity method based upon its historical cost.

Additionally, in April 2016, the Company repaid the outstanding balance of $140.0 million of non-recourse debt collateralized by the Brandywine Portfolio. The Company provided a loan collateralized by the partners’ tenancy-in-common interest, as further described in Note 7, for their proportionate share of the repayment.

Fund Investments

Fund III Other Portfolio included the Company’s investment in Arundel Plaza through its date of sale in February 2017. Fund IV Other Portfolio includes the Company’s investment in 1701 Belmont Avenue, Promenade at Manassas, Eden Square and, through its date of sale in January 2017, an investment in 2819 Kennedy Boulevard.

Self-Storage Management, a Fund III investment, was determined to be a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that the Company is not the primary beneficiary and, therefore, consolidation of this venture is not required.

In January 2017, Fund IV completed the disposition of 2819 Kennedy Boulevard, for $19.0 million less $8.4 million debt repayment for a net sales price of $10.6 million, resulting in a gain on disposition of $6.3 million at the property level, of which the Fund’s share was $6.2 million, which is included in equity earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $1.4 million, net of noncontrolling interests.

During February 2017, Fund III completed the disposition of Arundel Plaza, for $28.8 million less $10.0 million debt repayments for a net sales price of $18.8 million, resulting in a gain on disposition of $8.2 million at the property level, of which the Fund’s share was $5.3 million, which is included in equity earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $1.3 million, net of noncontrolling interests.

During January 2016, Fund III completed the disposition of a 65% interest in Cortlandt Town Center for $107.3 million resulting in a gain of $65.4 million and the deconsolidation of its remaining interest (Note 2). During December 2016, Fund III completed the disposition of its remaining 35% interest in Cortlandt Town Center for $57.8 million less $32.6 million debt repayment for a net sales price of $25.2 million resulting in a gain on sale of $36.0 million, of which the Operating Partnership’s share was $8.8 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.4 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid $0.5 million and $0.6 million to certain unaffiliated partners of our joint ventures during the three months ended March 31, 2017 and 2016, respectively, for leasing commissions, development, management and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	March 31,	December 31,
	2017	2016
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$549,632	$576,505
Real estate under development	16,837	18,884
Investment in unconsolidated affiliates	6,853	6,853
Other assets	101,144	75,254
Total assets	$674,466	$677,496
Liabilities and partners’ equity:
Mortgage notes payable	$389,198	$407,344
Other liabilities	58,909	30,117
Partners’ equity	226,359	240,035
Total liabilities and partners’ equity	$674,466	$677,496

Company's share of accumulated equity	$177,805	$191,049
Basis differential	60,520	61,827
Deferred fees, net of portion related to the Company's interest	4,678	3,268
Amounts receivable by the Company	2,273	2,193
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	$245,276	$258,337

	Three Months Ended March 31,
	2017	2016
Combined and Condensed Statements of Income
Total revenues	$21,603	$13,372
Operating and other expenses	(5,866)	(3,730)
Interest expense	(4,538)	(2,736)
Depreciation and amortization	(6,449)	(3,880)
Loss on debt extinguishment	(151)	—
Gain on disposition of properties	14,446	—
Net income attributable to unconsolidated affiliates	$19,045	$3,026

Company’s share of equity in net income of unconsolidated affiliates	$13,569	$2,052
Basis differential amortization	(866)	(98)
Company’s equity in earnings of unconsolidated affiliates	$12,703	$1,954

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	March 31,	December 31,
(in thousands)	2017	2016
Other assets, net:
Lease intangibles, net (Note 6)	$116,371	$114,584
Deferred charges, net (a)	26,505	25,221
Prepaid expenses	17,070	14,351
Other receivables	11,797	9,514
Accrued interest receivable	10,766	9,354
Deposits	4,491	4,412
Due from seller	4,300	4,300
Deferred tax assets	3,822	3,733
Derivative financial instruments (Note 8)	3,378	2,921
Due from related parties	1,300	1,655
Corporate assets	624	1,241
Income taxes receivable	1,398	1,500
	$201,822	$192,786

(a) Deferred charges, net:
Deferred leasing and other costs	$42,728	$40,728
Deferred financing costs	5,945	5,915
	48,673	46,643
Accumulated amortization	(22,168)	(21,422)
Deferred charges, net	$26,505	$25,221

Accounts payable and other liabilities:
Lease intangibles, net (Note 6)	$103,573	$105,028
Accounts payable and accrued expenses	48,383	48,290
Deferred income	35,979	35,267
Tenant security deposits, escrow and other	15,081	14,975
Derivative financial instruments (Note 8)	3,013	3,590
Income taxes payable	1,418	1,287
Other	232	235
	$207,679	$208,672

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$163,219	$(53,027)	$110,192	$156,420	$(47,827)	$108,593
Above-market rent	17,295	(11,116)	6,179	16,649	(10,658)	5,991
	$180,514	$(64,143)	$116,371	$173,069	$(58,485)	$114,584

Amortizable Intangible Liabilities
Below-market rent	$(138,476)	$34,903	$(103,573)	$(137,032)	$32,004	$(105,028)
	$(138,476)	$34,903	$(103,573)	$(137,032)	$32,004	$(105,028)

During the three months ended March 31, 2017, the Company acquired in-place lease intangible assets of $6.8 million, above-market rents of $0.6 million and below-market rents of $1.4 million with weighted-average useful lives of 3.1, 3.7 and 13.3 years, respectively. Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent are recorded as a reduction to and increase to rental income, respectively, in the consolidated statements of income.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2017 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Net
2017 (Remainder)	$9,068	$23,802	$(14,734)
2018	9,439	18,149	(8,710)
2019	9,021	12,823	(3,802)
2020	7,746	10,595	(2,849)
2021	6,883	9,022	(2,139)
Thereafter	55,237	35,801	19,436
Total	$97,394	$110,192	$(12,798)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate		Maturity Date at March 31, 2017	Carrying Value
	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Mortgages Payable
Core Fixed Rate	3.88%-6.65%	3.88%-6.65%	August 2017 - April 2035	$234,273	$234,875
Core Variable Rate - Swapped (a)	1.71%-3.77%	1.71%-3.77%	September 2022 - June 2026	81,663	82,250
Total Core Mortgages Payable				315,936	317,125
Fund II Fixed Rate	1.00%-5.80%	1.00%-5.80%	October 2017 - May 2020	249,762	249,762
Fund II Variable Rate	LIBOR+0.79% -LIBOR+2.50%	LIBOR+0.62% -LIBOR+2.50%	August 2017 - November 2021	142,750	142,750
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	November 2021	19,726	19,779
Total Fund II Mortgages Payable				412,238	412,291
Fund III Variable Rate	Prime+0.50% -LIBOR+4.65%	Prime+0.50% -LIBOR+4.65%	May 2017 - December 2021	79,680	83,467
Fund IV Fixed Rate	3.4%-4.50%	3.4%-4.50%	October 2025-June 2026	10,504	10,503
Fund IV Variable Rate	LIBOR+1.70% -LIBOR+3.95%	LIBOR+1.70% - LIBOR+3.95%	May 2017 - April 2022	258,816	233,139
Fund IV Variable Rate - Swapped (a)	1.78%	1.78%	April 2022	81,668	14,509
Total Fund IV Mortgages Payable				350,988	258,151
Net unamortized debt issuance costs				(16,951)	(16,642)
Unamortized premium				1,158	1,336
Total Mortgages Payable				$1,143,049	$1,055,728
Unsecured Notes Payable
Core Unsecured Term Loans	LIBOR+1.30% -LIBOR+1.60%	LIBOR+1.30% -LIBOR+1.60%	July 2020 - December 2022	$51,283	$51,194
Core Variable Rate Unsecured Term Loans - Swapped (a)	1.24%-3.77%	1.24%-3.77%	July 2018 - March 2025	248,717	248,806
Total Core Unsecured Notes Payable				300,000	300,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.65% -LIBOR+2.75%	LIBOR+1.65% -LIBOR+2.75%	February 2017- November 2017	60,536	134,636
Net unamortized debt issuance costs				(1,689)	(1,646)
Total Unsecured Notes Payable				$358,847	$432,990
Unsecured Line of Credit
Core Unsecured Line of Credit	LIBOR+1.40%	LIBOR+1.40%	June 2020	$—	$—
Total Unsecured Line of Credit				$—	$—

Total Debt - Fixed Rate (b)				$926,314	$860,486
Total Debt - Variable Rate				593,064	645,185
Total Debt				1,519,378	1,505,671
Net unamortized debt issuance costs				(18,640)	(18,289)
Unamortized premium				1,158	1,336
Total Indebtedness				$1,501,896	$1,488,718
__________

(a)
At March 31, 2017, the stated rates ranged from LIBOR + 1.08% to LIBOR +1.90% for Core variable-rate debt; LIBOR + .79% to LIBOR +2.50% for Fund II variable-rate debt; PRIME + 0.50% to LIBOR +4.65% for Fund III variable-rate debt; LIBOR + 1.70% to LIBOR +3.95% for Fund IV variable-rate debt and LIBOR + 1.30% to LIBOR +1.60% for Core variable-rate unsecured notes.

(b)	Includes $431,774 and $365,343, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Mortgages Payable

During 2017, the Company obtained eight new non-recourse mortgages totaling $93.0 million with a weighted-average interest rate of 2.68% collateralized by eight properties, which mature between February 14, 2020 and April 1, 2022. The Company entered into interest rate swap contracts to effectively fix the interest rates of seven of these obligations with a notional value of $67.3 million at a weighted-average rate of 1.92%. During 2017, the Company repaid one mortgage in full, which had a balance of $3.5 million and an interest rate of LIBOR + 2.15%, and made scheduled principal payments of $1.9 million. At March 31, 2017 and December 31, 2016, the Company’s mortgages were collateralized by 47 and 39 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in our Core Portfolio amounted to $26.3 million and was in default at March 31, 2017 and December 31, 2016. This loan bears interest at 5.99%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest. In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees aggregating approximately $31.0 million. The Company’s management believes that the mortgage is not recourse to the Company and that the suit is without merit.

In addition, at March 31, 2017, a mortgage loan in the amount of $14.3 million and collateralized by a Fund II property, was in default because its liquidity covenant had been breached.

Unsecured Notes Payable

At each of March 31, 2017 and December 31, 2016, the Company had a total of $0.0 and $9.9 million available under its unsecured term loans. A portion of the Company’s variable-rate term loan debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The Company completed the following transactions related to its unsecured notes payable during the three months ended March 31, 2017:

•
The Company reduced its maximum commitment available on the Fund IV subscription line of credit from $100.0 million to $21.5 million. Furthermore, upon repayment of $74.1 million, net of $10.0 million in draws, the Company was in compliance with its liquidity covenant at March 31, 2017 which was not in compliance at December 31, 2016. The balance was $20.4 million at March 31, 2017 and $94.5 million at December 31, 2016. Total available credit at March 31, 2017 and December 31, 2016 was $1.1 million and $55.5 million respectively on this line.

Unsecured Lines of Credit

At March 31, 2017 and December 31, 2016 the Company had a total of $150.0 million and $147.5 million, respectively available under its unsecured line of credit.

The Company completed the following transactions related to its unsecured line of credit during the three months ended March 31, 2017:

•	The Company drew down and repaid $10.0 million on the Core unsecured line of credit. There was no outstanding balance as of March 31, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of March 31, 2017 are as follows (in thousands):

Year Ending December 31,
2017 (Remainder)	$273,916
2018	115,846
2019	206,646
2020	369,107
2021	255,074
Thereafter	298,789
1,519,378
Unamortized fair market value of assumed debt	1,158
Net unamortized debt issuance costs	(18,640)
Total indebtedness	$1,501,896

See Note 4 for information about liabilities of the Company’s unconsolidated affiliates.

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate swaps. The interest rate swaps were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable and other liabilities in the consolidated financial statements, are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2017 or 2016.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$3	$—	$—	$20,001	$—	$—
Derivative financial instruments	—	3,378	—	—	2,921	—
Liabilities
Derivative financial instruments	—	3,013	—	—	3,590	—

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

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

	Aggregate Notional Amount			Strike Rate			Balance Sheet Location	Fair Value
Derivative Instrument		Effective Date	Maturity Date	Low		High		March 31, 2017	December 31, 2016
Core
Interest Rate Swaps	$125,247	Oct 2011 - Mar 2015	Jul 2018 - Mar 2025	1.38%	—	3.77%	Other Liabilities	$(2,515)	$(3,218)
Interest Rate Swaps	205,134	Sep 2012 - Jul 2016	Jul 2020 - Jun 2026	1.24%	—	3.77%	Other Assets	3,224	2,609
	$330,381							$709	$(609)

Fund II
Interest Rate Swap	$19,726	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(160)	$(228)
Interest Rate Cap	29,500	Apr 2013	Apr 2018	4%	—	4%	Other Assets	—	—
	$49,226							$(160)	$(228)

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3%	—	3%	Other Assets	$64	$127

Fund IV
Interest Rate Swaps	$81,668	May 2014 - Mar 2017	May 2019 - Apr 2022	1.78%	—	1.98%	Other Liabilities	$(338)	$(144)
Interest Rate Caps	108,900	Jul 2016 - Nov 2016	Aug 2019 - Dec 2019	3%	—	3%	Other Assets	90	185
	$190,568							$(248)	$41

Total asset derivatives								$3,378	$2,921
Total liability derivatives								$(3,013)	$(3,590)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt (Note 7).

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

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Three Months Ended March 31,
	2017	2016
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss)	$118	$(8,819)
Amount of loss related to the effective portion subsequently reclassified to earnings	$—	$—
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its swaps, resulting in an acceleration of payment under the swaps.

Other Financial Instruments

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2017		December 31, 2016
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$276,507	$272,347	$276,163	$272,052
Mortgage and Other Notes Payable, net (a)	3	1,143,049	1,164,861	1,055,728	1,077,926
Investment in non-traded equity securities	3	802	25,194	802	25,194
Unsecured notes payable, net (b)	2	358,847	361,559	432,990	435,779

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at March 31, 2017.

9. Commitments and Contingencies

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $37.9 million and $85.4 million as of March 31, 2017 and December 31, 2016, respectively.

At each of March 31, 2017 and December 31, 2016, the Company had letters of credit outstanding of $2.5 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint ventures’ lenders, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $160.1 million and $165.7 million at March 31, 2017 and December 31, 2016, respectively.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares

The Company completed the following transactions in its common shares during the three months ended March 31, 2017:

•	The Company withheld 4,314 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized accrued Common Share and Common OP Unit-based compensation totaling $2.0 million in connection with the vesting of Restricted Shares and Units (Note 13).

The Company completed the following transactions in its common shares during the year ended December 31, 2016:

•
The Company issued 4,500,000 Common Shares under its at-the-market (“ATM”) equity programs, generating gross proceeds of $157.6 million and net proceeds of $155.7 million. The Company has established a new ATM equity program, effective July 2016, with an additional aggregate offering amount of up to $250.0 million of gross proceeds from the sale of Common Shares, replacing its $200.0 million program that was launched in 2014. As of December 31, 2016 and March 31, 2017, there was $218.0 million remaining under this $250.0 million program.

•
The Company entered into a forward sale agreement to issue 3,600,000 Common Shares for gross proceeds of $126.8 million and net proceeds of $124.5 million. As of December 31, 2016, these shares have been physically settled.

•	The Company issued 4,830,000 Common Shares in a public offering, generating gross proceeds of $175.2 million and net proceeds of $172.1 million.

•	The Company withheld 3,152 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized accrued Common Share and Common OP Unit-based compensation totaling $10.9 million in connection with the vesting of Restricted Shares and Units (Note 13).

Share Repurchases

The Company has a share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. There were no Common Shares repurchased by the Company during the three months ended March 31, 2017 or the year ended December 31, 2016. Under this program the Company has repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2017, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends and Distributions

On February 28, 2017, the Board of Trustees declared a regular quarterly cash dividend of $0.26 per Common Share, which was paid on April 14, 2017 to holders of record as of March 31, 2017.

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

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive (loss) income for the three months ended March 31, 2017 and 2016 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2017	$(798)

Other comprehensive loss before reclassifications	118
Reclassification of realized interest on swap agreements	963
Net current period other comprehensive loss	1,081
Net current period other comprehensive loss attributable to noncontrolling interests	155
Balance at March 31, 2017	$438

Balance at January 1, 2016	$(4,463)

Other comprehensive income before reclassifications	(8,818)
Reclassification of realized interest on swap agreements	1,046
Net current period other comprehensive income	(7,772)
Net current period other comprehensive income attributable to noncontrolling interests	768
Balance at March 31, 2016	$(11,467)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the periods presented (in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2016	$96,340	$324,526	$420,866
Distributions declared of $0.25 per Common OP Unit	(1,473)	—	(1,473)
Net income for the period January 1 through March 31, 2016	1,993	42,957	44,950
Conversion of 248,160 Common OP Units to Common Shares by limited partners of the Operating Partnership	(5,680)	—	(5,680)
Issuance of Common and Preferred OP Units to acquire real estate	29,336	—	29,336
Acquisition of noncontrolling interests (c)	—	(25,948)	(25,948)
Other comprehensive income - unrealized loss on valuation of swap agreements	(436)	(478)	(914)
Reclassification of realized interest expense on swap agreements	49	96	145
Noncontrolling interest contributions	—	46,343	46,343
Noncontrolling interest distributions and other reductions	—	(36,174)	(36,174)
Employee Long-term Incentive Plan Unit Awards	3,811	—	3,811
Balance at March 31, 2016	$123,940	$351,322	$475,262

Balance at January 1, 2017	95,422	494,126	589,548
Distributions declared of $0.26 per Common OP Unit	(1,617)	—	(1,617)
Net income for the period January 1 through March 31, 2017	1,062	3,278	4,340
Conversion of 24,860 Common OP Units to Common Shares by limited partners of the Operating Partnership	(438)	—	(438)
Other comprehensive income - unrealized income (loss) on valuation of swap agreements	21	(317)	(296)
Reclassification of realized interest expense on swap agreements	49	92	141
Noncontrolling interest contributions	—	20,269	20,269
Noncontrolling interest distributions and other reductions	—	(3,822)	(3,822)
Employee Long-term Incentive Plan Unit Awards	4,141	—	4,141
Rebalancing adjustment (d)	5,693	—	5,693
Balance at March 31, 2017	$104,333	$513,626	$617,959
__________

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,363,351 and 3,357,760 Common OP Units at March 31, 2017 and 2016, respectively; (ii) 188 Series A Preferred OP Units at March 31, 2017 and 2016; (iii) 141,593 Series C Preferred OP Units at March 31, 2017 and 2016; and (iv) 2,265,852 and 1,979,882 LTIP units as of March 31, 2017 and 2016, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Fund I, II, III, IV and V, and Mervyns I and II, and six other subsidiaries.

(c)
During the first quarter of 2016, the Company acquired an additional 8.3% interest in Fund II from a limited partner for $18.4 million, giving the Company an aggregate 28.33% interest. Amount in the table above represents the book value of this transaction.

(d)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership (the "Rebalancing").

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the three months ended March 31, 2017.

In 1999 the Operating Partnership issued 1,500 Series A Preferred OP Units in connection with the acquisition of a property, have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2016, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During the first quarter of 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Units will be convertible a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Units will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations.

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

The Company leases land at six of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $0.8 million and $0.6 million (including capitalized ground rent at properties under development of $0.1 million and $0.2 million) for the three months ended March 31, 2017 and 2016, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Capital Lease

During 2016, the Company entered into a 49-year master lease at 991 Madison Avenue, which is accounted for as a capital lease. During the three months ended March 31, 2017 and 2016, lease payments totaling $0.6 million and $7.0 million, respectively were made under this lease. The lease was initially valued at $76,628, which represents the total discounted payments to be made under the lease. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and (ii) rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space and ground leases, as of March 31, 2017 are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2017 (Remainder)	$151,136	$2,803
2018	153,392	3,756
2019	144,089	3,776
2020	130,749	3,669
2021	116,857	3,744
Thereafter	627,453	185,621
Total	$1,323,676	$203,369

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

During the three months ended March 31, 2017 and 2016, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

12. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The Company’s Core Portfolio consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company’s Funds hold primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable which are held within the Core Portfolio or the Funds (Note 3). Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s consolidated financial statements and are not presented in the Company’s segments. During 2016, the Company revised how it allocates general and administrative and income tax expenses among its segments to reflect all such expenses as unallocated corporate expenses. The presentation of the 2016 interim periods have been revised to reflect this change.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$44,446	$17,553	$—	$—	$61,999
Depreciation and amortization	(16,439)	(8,097)	—	—	(24,536)
Property operating expenses, other operating and real estate taxes	(12,853)	(6,244)	—	—	(19,097)
General and administrative expenses	—	—	—	(8,469)	(8,469)
Operating income	15,154	3,212	—	(8,469)	9,897
Interest income	—	—	8,984	—	8,984
Equity in earnings of unconsolidated affiliates	560	12,143	—	—	12,703
Interest expense	(7,155)	(4,333)	—	—	(11,488)
Income tax provision	—	—	—	(125)	(125)
Net income	8,559	11,022	8,984	(8,594)	19,971
Net income attributable to noncontrolling interests	(432)	(3,908)	—	—	(4,340)
Net income attributable to Acadia	8,127	7,114	8,984	(8,594)	15,631

Real estate at cost	$1,983,365	$1,480,201	$—	$—	$3,463,566
Total assets	$2,246,037	$1,498,045	$276,507	$—	$4,020,589
Acquisition of real estate	$—	$34,688	$—	$—	$34,688
Development and property improvement costs	$996	$26,019	$—	$—	$27,015

	As of or for the Three Months Ended March 31, 2016
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$38,107	$9,938	$—	$—	$48,045
Depreciation and amortization	(13,495)	(3,354)	—	—	(16,849)
Property operating expenses, other operating and real estate taxes	(8,562)	(3,431)	—	—	(11,993)
General and administrative expenses	—	—	—	(9,352)	(9,352)
Operating income	16,050	3,153	—	(9,352)	9,851
Gain on disposition of properties	—	65,393	—	—	65,393
Interest income	—	—	4,638	—	4,638
Equity in earnings of unconsolidated affiliates	592	1,362	—	—	1,954
Interest expense	(6,764)	(1,274)	—	—	(8,038)
Income tax benefit	—	—	—	77	77
Net income	9,878	68,634	4,638	(9,275)	73,875
Net income attributable to noncontrolling interests	(2,822)	(42,128)	—	—	(44,950)
Net income attributable to Acadia	7,056	26,506	4,638	(9,275)	28,925

Real estate at cost	$1,641,312	$1,104,902	$—	$—	$2,746,214
Total assets	$1,827,059	$1,166,589	$154,679	$—	$3,148,327
Acquisition of real estate	$—	$12,287	$—	$—	$12,287
Development and property improvement costs	$3,248	$34,215	$—	$—	$37,463

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At March 31, 2017 total of 1,794,293 shares remained available to be issued under this plan.

Restricted Shares and LTIP Units

During the three months ended March 31, 2017, the Company issued 292,224 LTIP Units and 7,605 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, which was established as the market price of the Company’s Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $9.8 million, of which $2.2 million was recognized as compensation expense in 2016, and $7.6 million will be recognized as compensation expense over the remaining vesting period. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $1.9 million for each of the three months ended March 31, 2017 and 2016, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued units under the Share Incentive Plan. During 2016, the Company issued 13,491 Restricted Shares and 10,822 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 4,674 of the Restricted Shares and 5,532 of the LTIP Units will be on the first anniversary of the date of issuance and 8,817 of the Restricted Shares and 5,290 of the LTIP Units vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, included the expense related to the Share Incentive Plan, was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. No such Awards were issued to Trustees during the three months ended March 31, 2017.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III and IV. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership and 14.4% of the potential Promote payments from Fund IV to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of March 31, 2017.

Compensation expense of $0.3 million and $1.5 million was recognized for the three months ended March 31, 2017 and 2016, respectively, related to the Program in connection with Fund III.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2016	49,899	$25.90	1,020,121	$23.92
Granted	24,583	33.35	359,484	34.40
Vested	(24,886)	29.17	(522,680)	26.08
Forfeited	(189)	35.37	(48)	35.37
Unvested at December 31, 2016	49,407	27.92	856,877	26.99
Granted	7,605	32.03	292,224	30.98
Vested	(10,655)	29.84	(248,636)	28.37
Forfeited	(309)	35.37	—	35.37
Unvested at March 31, 2017	46,048	$27.92	900,465	$26.99

The weighted-average fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2017 and the year ended December 31, 2016 were $31.00 and $34.50, respectively. As of March 31, 2017, there was $20.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of Restricted Shares that vested during the three months ended March 31, 2017 and the year ended December 31, 2016, was $0.4 million and $0.7 million, respectively. The total fair value of LTIP Units that vested during the three months ended March 31, 2017 and the year ended December 31, 2016, was $8.2 million and $13.6 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.1 million related to the following employee benefit plans for each of the three months ended March 31, 2017 and 2016, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During the three months ended March 31, 2017 and 2016, a total of 841 and 968 Common Shares, respectively, were purchased by employees under the Purchase Plan.

Deferred Share Plan

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election (“Trustee Deferral Plan”), under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $18,000, for the year ended December 31, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. During the periods presented, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit (“Restricted Share Units”) and share option awards issued under the Company’s Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and therefore is not included in the computation of diluted earnings per share for the three months ended March 31, 2017. Conversely, the assumed conversion of these would be dilutive and included in the computation of diluted earnings per share for the three months ended March 31, 2016. The effect of the assumed conversion of 141,593 Series C Preferred OP Units into 471,035 Common Shares, would be anti-dilutive and therefore is not included in the computation of diluted earnings per share for the three months ended March 31, 2017. Conversely, the assumed conversion of 141,593 Series C Preferred OP Units into 403,054 Common Shares, would be dilutive and included in the computation of diluted earnings per share for the three months ended March 31, 2016.

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

	Three Months Ended March 31,
(shares and dollars in thousands, except per share amounts)	2017	2016
Numerator:
Net income attributable to Acadia	$15,631	$28,925
Less: net income attributable to participating securities	(162)	(365)
Income from continuing operations net of income attributable to participating securities	$15,469	$28,560

Denominator:
Weighted average shares for basic earnings per share	83,635	70,756
Effect of dilutive securities:
Employee share options	11	16
Convertible Preferred OP Units	—	428
Denominator for diluted earnings per share	83,646	71,200
Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.18	$0.40

15. Subsequent Event

Financing

In April 2017 Fund IV obtained a non-recourse mortgage in the amount of $20.0 million for its unconsolidated 650 Bald Hill Road property (Note 4).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 2017, we owned 182 properties, which we own or have an ownership interest in, within our Core Portfolio or Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. The following sets forth a summary of our wholly-owned and partially-owned retail properties at March 31, 2017:

	Number of Properties		Operating Properties
	Development	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	1	34	705,520	94.5%
New York Metro	—	20	322,169	94.8%
San Francisco Metro	—	2	353,480	98.9%
Washington DC Metro	—	28	322,980	87.9%
Boston Metro	—	3	55,276	100.0%
Suburban	—	30	4,581,427	95.4%
Total Core Portfolio	1	117	6,340,852	95.1%

Fund Portfolio:
Fund II	2	2	315,487	59.9%
Fund III	3	4	82,093	81.2%
Fund IV	8	45	2,562,502	86.4%
Fund V	—	—	—	—%
Total Fund Portfolio	13	51	2,960,082	83.4%
	14	168	9,300,934	91.4%

The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership typically invests in these through a taxable REIT subsidiary (“TRS”).

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

•
Generate additional external growth through an opportunistic yet disciplined acquisition program within our Funds. We target transactions with high inherent opportunity for the creation of additional value through:

◦	value-add investments in street retail properties, located in established and “next generation” submarkets, with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real-estate anchored by distressed retailers, and

◦	other opportunistic acquisitions which may include high-yield acquisitions and purchases of distressed debt.

Some of these investments historically have also included, and may in the future include, joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING FIRST QUARTER 2017

Investments

During the three months ended March 31, 2017 (“First Quarter 2017”), within our Core and Fund portfolios we invested in two properties as follows:

•	In our Core portfolio one of our investments, in which we hold a 20% interest, acquired a property in Alexandria, Virginia for $3.0 million (Note 4) referred to as “907 King Street.”

•	In Fund IV we acquired one consolidated property for $35.4 million (Note 2) referred to as “Lincoln Place.”

Dispositions of Real Estate

During First Quarter 2017, within our Funds we sold two properties for an aggregate sales price of $47.8 million and our proportionate share of the aggregate gains was $2.7 million as follows:

•
Fund III sold an unconsolidated property, Arundel Plaza, for $28.8 million for which the gain was $8.2 million of which our pro rata share was $1.3 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statement of income (Note 4).

•
Fund IV sold an unconsolidated property, 2819 Kennedy Boulevard, for $19.0 million, for which the gain was $6.3 million of which our pro rata share was $1.4 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statement of income (Note 4).

Financings

•
During First Quarter 2017, Fund IV reduced its maximum commitment available on the subscription line of credit from $100.0 million to $21.5 million. Furthermore, upon repayment of $74.1 million, net of $10.0 million in draws, the Company was in compliance with its liquidity covenant at March 31, 2017, which was violated at December 31, 2016 (Note 7).

•	Fund IV also obtained an aggregate of $91.3 million in financings with eight new non-recourse mortgages.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments. During the year ended December 31, 2016, we revised how we allocate general and administrative and income tax expenses among our segments. All prior periods presented herein have been revised to conform to this new presentation.

Comparison of Results for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

The results of operations by reportable segment for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$44.4	$17.6	$—	$62.0	$38.1	$9.9	$—	$48.0	$6.3	$7.7	$—	$14.0
Depreciation and amortization	(16.4)	(8.1)	—	(24.5)	(13.5)	(3.4)	—	(16.8)	2.9	4.7	—	7.7
Property operating expenses, other operating and real estate taxes	(12.9)	(6.2)	—	(19.1)	(8.6)	(3.4)	—	(12.0)	4.3	2.8	—	7.1
General and administrative expenses	—	—	—	(8.5)	—	—	—	(9.4)	—	—	—	(0.9)
Operating income	15.2	3.2	—	9.9	16.1	3.2	—	9.9	(0.9)	—	—	—
Gain on disposition of properties	—	—	—	—	—	65.4	—	65.4	—	(65.4)	—	(65.4)
Interest income	—	—	9.0	9.0	—	—	4.6	4.6	—	—	4.4	4.4
Equity in earnings of unconsolidated affiliates	0.6	12.1	—	12.7	0.6	1.4	—	2.0	—	10.7	—	10.7
Interest expense	(7.2)	(4.3)	—	(11.5)	(6.8)	(1.3)	—	(8.0)	0.4	3.0	—	3.5
Income tax provision	—	—	—	(0.1)	—	—	—	0.1	—	—	—	(0.2)
Net income	8.6	11.0	9.0	20.0	9.9	68.6	4.6	73.9	(1.3)	(57.6)	4.4	(53.9)
Net income attributable to noncontrolling interests	(0.4)	(3.9)	—	(4.3)	(2.8)	(42.1)	—	(45.0)	(2.4)	(38.2)	—	(40.7)
Net income attributable to Acadia	$8.1	$7.1	$9.0	$15.6	$7.1	$26.5	$4.6	$28.9	$1.0	$(19.4)	$4.4	$(13.3)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased by $1.0 million for the three months ended March 31, 2017 compared to the prior year period as a result of the changes as further described below.

Revenues from our Core Portfolio increased by $6.3 million for the three months ended March 31, 2017 compared to the prior year period due to property acquisitions in 2016 as well as the accrual of reimbursements in the current year period related to a real estate tax reassessment for certain properties for $1.8 million, see below.

Depreciation and amortization for our Core Portfolio increased by $2.9 million for the three months ended March 31, 2017 compared to the prior year period due to property acquisitions in 2016.

Property operating, other operating expenses and real estate taxes for our Core Portfolio increased by $4.3 million for the three months ended March 31, 2017 compared to the prior year period due to property acquisitions in 2016 and an increased real estate tax reassessment for certain properties for $1.8 million.

Net income attributable to noncontrolling interests in our Core Portfolio decreased by $2.4 million for the three months ended compared to the prior year period due to the change in control of the Brandywine Portfolio (Note 4).

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased by $19.4 million for the three months ended March 31, 2017 compared to the prior year period as a result of the changes described below.

Revenues from the Funds increased by $7.7 million for the three months ended March 31, 2017 compared to the prior year period due to property acquisitions in 2016 and 2017 as well as a portion of the City Point development project being partially placed in service in 2016 (Note 2).

Depreciation and amortization for the Funds increased by $4.7 million for the three months ended March 31, 2017 compared to the prior year period due to the acquisitions in 2016 and 2017 as well as a portion of the City Point development project being partially placed in service in 2016.

Property operating, other operating expenses and real estate taxes for the Funds increased by $2.8 million for the three months ended March 31, 2017 compared to the prior year period due to the acquisitions in 2016 and 2017.

Gain on disposition of properties for the Funds decreased by $65.4 million for the three months ended March 31, 2017 compared to the prior year period due to the sale of Fund III’s 65% interest in Cortlandt Town Center in the prior year period (Note 2).

Equity in earnings of unconsolidated affiliates for the Funds increased by $10.7 million for the three months ended March 31, 2017 compared to the prior year period due to the Fund’s proportionate share of $11.5 million from the sale of Arundel Plaza and 2819 Kennedy Boulevard (Note 4).

Interest expense for the Funds increased by $3.0 million for the three months ended March 31, 2017 compared to the prior year period due to a $1.5 million increase related to higher average interest rates in 2016 and a $1.2 million increase related to higher average outstanding borrowings in 2016.

Net income attributable to noncontrolling interests in the Funds decreased by $38.2 million for the three months ended March 31, 2017 compared to the prior year period due to all of the Fund variances discussed above.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income and segment net income attributable to Acadia from Structured Financing increased by $4.4 million for the three months ended March 31, 2017 compared to the prior year period primarily due to new loans originated during 2016 and the accrual of default interest of $2.2 million during the current year period on a past due note (Note 3).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments.

NON-GAAP MEASURES

Net Property Operating Income

The following discussion of net property operating income (“NOI”) and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. Our Funds invest primarily in properties that typically require significant leasing and development. Given that the Funds are finite-life investment vehicles, these properties are sold following stabilization. For these reasons, we believe NOI and rent spreads are not meaningful measures for our Fund investments.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Consolidated Operating Income	$9,897	$9,851
Add back:
General and administrative	8,469	9,352
Depreciation and amortization	24,536	16,849
Less:
Above/below market rent, straight-line rent and other adjustments	(5,987)	(3,513)
Consolidated NOI	36,915	32,539

Noncontrolling interest in consolidated NOI	(6,539)	(7,052)
Less: Operating Partnership's interest in Fund NOI included above	(1,947)	(1,289)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	4,707	3,269
NOI - Core Portfolio	$33,136	$27,467
__________

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods.

The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended March 31,
	2017	2016
Core Portfolio NOI	$33,136	$27,467
Less properties excluded from Same-Property NOI	(7,806)	(2,229)
Same-Property NOI	$25,330	$25,238

Percent change from prior year period	0.4%

Components of Same-Property NOI:
Same-Property Revenues	$35,566	$32,821
Same-Property Operating Expenses	10,236	7,583
Same-Property NOI	$25,330	$25,238

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three months ended March 31, 2017. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended March 31, 2017

Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	19
Gross leasable area	164,447
New base rent	$24.76	$25.55
Previous base rent	$23.21	$21.11
Percent growth in base rent	6.7%	21.0%
Average cost per square foot (a)	$6.34
Weighted average lease term (years)	3.7
__________

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

A reconciliation of net income attributable to Acadia to FFO follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income attributable to Acadia	$15,631	$28,925

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	21,533	15,328

Gain on sale (net of noncontrolling interests’ share)	(2,742)	(15,140)
Income attributable to Common OP Unit holders	923	1,855
Distributions - Preferred OP Units	139	139
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$35,484	$31,107
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and Common OP Units (a)	89,024	75,845
Diluted Funds from operations, per Common Share and Common OP Unit	$0.40	$0.41
__________

(a)
In addition to the weighted-average Common Shares outstanding (Note 14), basic and diluted FFO per common share also assume full conversion of a weighted-average 4,756 and 4,523 OP Units into Common Shares for the three months ended March 31, 2017 and 2016, respectively. Diluted FFO per common share also includes the assumed conversion of 496 and 428, respectively Preferred OP Units into Common Shares for the three months ended March 31, 2017 and 2016, respectively. In addition, diluted FFO includes the effect of 137 and 138 employee share options, restricted share units and LTIP units for the three months ended March 31, 2017 and 2016, respectively.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the quarter ended March 31, 2017, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $36.6 million. This amount included a $13.3 million special dividend that was paid in January 2017, which related to the Operating Partnership’s share of cash proceeds from property distributions during 2016. The balance of the distribution was funded from the Operating Partnership’s share of operating cash flow.

Distributions of $3.6 million were made to noncontrolling interests in Fund III during the three months ended March 31, 2017. This resulted from proceeds related to the disposition of Arundel Plaza as discussed in Note 4.

Investments in Real Estate

During the three months ended March 31, 2017, within our Core and Fund portfolios we acquired two properties aggregating $38.4 million as follows: (i) in our Core portfolio, our Renaissance investment, in which we hold a 20% interest, acquired a $3.0 million property (Note 4) and (ii) in Fund IV we acquired a consolidated property for $35.4 million (Note 2).

Capital Commitments

During the three months ended March 31, 2017, we made capital contributions of $6.0 million to Fund IV in connection with acquisitions and development costs. Capital contributed will be used by the Funds to acquire and operate real estate assets. At March 31, 2017, our share of the remaining capital commitments to our Funds aggregated $149.9 million as follows:

•	Fund II was launched in June 2004 with total committed capital of $300.0 million of which our share was $85.0 million, which has been fully funded.

•
$13.1 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$32.3 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our original share was $122.5 million.

•	$104.5 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our original share is $104.5 million.

Development Activities

During the three months ended March 31, 2017, costs associated with development activities totaled $22.1 million. These costs primarily related to Fund II’s City Point project. At March 31, 2017, we had 14 properties under development for which the estimated total cost to complete these projects through 2020 was $98.3 million to $159.5 million and our share was approximately $23.6 million to $38.9 million.

Debt

A summary of our consolidated debt is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Total Debt - Fixed and Effectively Fixed Rate	$926,314	$860,486
Total Debt - Variable Rate	593,064	645,185
Net unamortized debt issuance costs	(18,640)	(18,289)
Unamortized premium	1,158	1,336
Total Indebtedness	$1,501,896	$1,488,718

As of March 31, 2017, our consolidated outstanding mortgage and notes payable aggregated $1.5 billion, excluding unamortized premium of $1.2 million and unamortized loan costs of $18.6 million, and were collateralized by 47 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.0% to 5.9% with maturities that ranged from May 1, 2017, to April 15, 2035. Taking into consideration $431.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $926.3 million of the portfolio debt, or 61.0%, was fixed at a 3.85% weighted average interest rate and $593.1 million, or 39.0% was floating at a 2.92% weighted average interest rate as of March 31, 2017.

There is $268.6 million of debt maturing in 2017 at a weighted-average interest rate of 3.59%. In addition, there is $5.3 million of scheduled principal amortization due in 2017. In addition, the Company’s share of scheduled remaining 2017 principal payments and maturities on its unconsolidated debt was $9.9 million at March 31, 2017. As it relates to the maturing debt in 2017, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that the Company will be able to obtain financing at acceptable terms.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties and (v) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at March 31, 2017 totaled $47.7 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for general corporate purposes. There were no issuances of equity under the ATM program during the three months ended March 31, 2017.

Fund Capital

During the three months ended March 31, 2017, noncontrolling interest capital contributions to Fund IV of $20.1 million were primarily used to fund recent acquisitions and development activities. At March 31, 2017, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $40.2 million, $107.1 million and $415.5 million, respectively.

Asset Sales

During the three months ended March 31, 2017, within our Fund portfolio we sold two properties for an aggregate sales price of $47.8 million and recognized aggregate gains of $14.5 million as follows: During the three months ended March 31, 2017, Fund III sold an unconsolidated property, Arundel Plaza, with a sales price of $28.8 million and recognized a gain on disposition of properties of $8.2 million of which our proportionate share was $1.3 million (Note 4); and Fund IV sold its 2819 Kennedy Boulevard property for $19.0 million and recognized a gain of $6.3 million of which our proportionate share was $1.4 million.

Structured Financing Repayments

Scheduled principal collections on our structured financing portfolio (Note 3) for the remainder of 2017 total $36.0 million.

Financing and Debt

As of March 31, 2017, we had $148.6 million of additional capacity under existing revolving debt facilities. In addition, at that date we had 63 unleveraged consolidated properties with an aggregate carrying value of approximately $1.4 billion and 27 unleveraged unconsolidated properties for which our share of the carrying value was $95.4 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2017 with the cash flow for the three months ended March 31, 2016 (in millions):

	Three Months Ended March 31,
	2017	2016	Variance
Net cash provided by operating activities	$23.5	$18.0	$5.5
Net cash (used in) provided by investing activities	(39.3)	72.8	(112.1)
Net cash used in financing activities	(8.3)	(78.7)	70.4
(Decrease) increase in cash and cash equivalents	$(24.1)	$12.1	$(36.2)

Operating Activities

Our operating activities provided $5.5 million more cash during the three months ended March 31, 2017, primarily due to additional cash flow from 2016 Core and Fund acquisitions.

Investing Activities

During the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, our investing activities used an additional $112.1 million of cash, primarily due to (i) $79.4 million less cash received from the disposition of properties, including unconsolidated affiliates, (ii) $31.6 million less cash received from return of capital from unconsolidated affiliates, (iii) an additional $22.4 million used for the acquisition of real estate, and (iv) $20.5 million less cash received from repayments of notes receivable. These items were partially offset by (i) $27.7 million less cash used for the issuance of notes receivable and (ii) $10.4 million less cash used for development and property improvement costs.

Financing Activities

Our financing activities used $70.4 million less cash during the three months ended March 31, 2017, primarily from (i) an increase of $78.1 million of cash provided from net borrowings and (ii) a decrease of $50.8 million in cash distributions to noncontrolling interests. These items were partially offset by (i) $32.0 million less cash received from the issuance of Common Shares and (ii) a decrease in cash of $26.1million from capital contributions from noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at six of our properties and the lease for our corporate office and (iii) construction commitments as of March 31, 2017 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,519.4	$320.7	$372.1	$529.1	$297.5
Interest obligations on debt	231.8	57.4	95.1	43.7	35.6
Lease obligations (a)	203.3	3.7	7.5	7.4	184.7
Construction commitments (b)	37.9	37.9	—	—	—
Total	$1,992.4	$419.7	$474.7	$580.2	$517.8
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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated debt related to those investments is as follows (dollars in millions):

	Operating Partnership Ownership Percentage	Operating Partnership Pro-rata Share of Mortgage Debt
Investment			Interest Rate at March 31, 2017	Maturity Date
Promenade at Manassas	22.8%	$5.7	2.32%	November 2017
Eden Square	22.8%	3.6	2.62%	December 2017
1701 Belmont Avenue	22.8%	0.7	4.00%	January 2018
230/240 W. Broughton	11.6%	1.2	3.62%	May 2018
Gotham Plaza	49.0%	10.2	2.22%	June 2023
Renaissance Portfolio	20.0%	32.0	2.32%	August 2023
Crossroads	49.0%	33.1	3.94%	October 2024
840 N. Michigan	88.4%	65.0	4.36%	February 2025
Georgetown Portfolio	50.0%	8.6	4.72%	December 2027
Total		$160.1

In addition, we have arranged for the provision of three separate letters of credit to our unconsolidated affiliates in connection with certain leases and investments. As of March 31, 2017 there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $11.3 million.

One of our unconsolidated affiliates is a party to an interest rate LIBOR swap with a notional value of $20.8 million, which effectively fixes the interest rate at 3.49% and matures in June 2023. Our pro-rata share of the fair value of such affiliate’s derivative assets totaled $0.06 million as of March 31, 2017.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2016 Form 10-K.

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2017

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of March 31, 2017, we had total mortgage and other notes payable of $1,519.4 million, excluding the unamortized premium of $1.2 million and unamortized loan costs of $18.6 million, of which $926.3 million, or 61.0% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $593.1 million, or 39.0%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of March 31, 2017, we were party to 18 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $431.8 million and $196.4 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of March 31, 2017 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$3.2	$79.2	$82.4	5.6%
2018	3.2	40.1	43.3	2.3%
2019	3.2	—	3.2	—%
2020	3.4	50.0	53.4	1.9%
2021	3.5	200.0	203.5	1.9%
Thereafter	21.9	208.2	230.1	3.3%
	$38.4	$577.5	$615.9

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$2.1	$189.4	$191.5	2.6%
2018	2.7	69.9	72.6	3.6%
2019	3.3	200.1	203.4	3.7%
2020	2.2	313.5	315.7	4.7%
2021	1.4	50.1	51.5	3.1%
Thereafter	0.6	68.2	68.8	2.6%
	$12.3	$891.2	$903.5

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$0.6	$9.3	$9.9	2.4%
2018	1.0	1.8	2.8	3.9%
2019	1.0	—	1.0	—%
2020	1.1	—	1.1	—%
2021	1.1	—	1.1	—%
Thereafter	3.7	140.5	144.2	3.7%
	$8.5	$151.6	$160.1

During the remainder of 2017, $273.9 million of our total consolidated debt and $9.9 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $115.8 million of our total consolidated debt and $2.8 million of our pro-rata share of unconsolidated debt will become due in 2018. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $3.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. Interest expense on our variable-rate debt of $593.1 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2017 would increase $5.9 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.1 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2017, the fair value of our total consolidated outstanding debt would decrease by approximately $19.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $21.5 million.

As of March 31, 2017 and December 31, 2016, we had consolidated notes receivable of $276.5 million and $276.2 million, respectively. We determined the estimated fair value of our notes receivable equated the carrying values by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2017, the fair value of our total outstanding notes receivable would decrease by approximately $4.3 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $4.4 million.

Summarized Information as of December 31, 2016

As of December 31, 2016, we had total mortgage and other notes payable of $1.5 billion, excluding the unamortized premium of $1.3 million and unamortized loan costs of $18.3 million, of which $860.5 million, or 57.1% was fixed-rate, inclusive of interest rate swaps, and $645.2 million, or 42.9%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2016, we were party to 18 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $365.3 million and $196.4 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable-rate debt of $645.2 million as of December 31, 2016 would have increased $5.6 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2016, the fair value of our total outstanding debt would have decreased by approximately $20.3 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $22.8 million.

Changes in Market Risk Exposures from 2016 to 2017

Our interest rate risk exposure from December 31, 2016 to March 31, 2017 has decreased on an absolute basis, as the $645.2 million of variable-rate debt as of December 31, 2016 has decreased to $593.1 million as of March 31, 2017. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 42.9% of our consolidated debt as of December 31, 2016 and was decreased to 39.0% as of March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure Controls and Procedures Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

The most significant risk factors applicable to us are described in Item 1A. of our 2016 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.
The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

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
Dated: April 28, 2017

