Form 10-Q
period 2017-06-30
ACADIA REALTY TRUST
filed 2017-07-28
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of July 25, 2017 there were 83,659,353 common shares of beneficial interest, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2017	2016
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$2,957,544	$2,551,448
Real estate under development, at cost	208,966	543,486
Net investments in real estate	3,166,510	3,094,934
Notes receivable, net	249,848	276,163
Investments in and advances to unconsolidated affiliates	272,736	272,028
Other assets, net	207,203	192,786
Cash and cash equivalents	43,442	71,805
Rents receivable, net	50,096	43,842
Restricted cash	24,311	22,904
Assets of properties held for sale	34,699	21,498
Total assets	$4,048,845	$3,995,960

LIABILITIES
Mortgage and other notes payable, net	$1,122,131	$1,055,728
Unsecured notes payable, net	397,622	432,990
Unsecured line of credit	24,000	—
Accounts payable and other liabilities	215,621	208,672
Capital lease obligation	70,367	70,129
Dividends and distributions payable	23,349	36,625
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,358	13,691
Total liabilities	1,868,448	1,817,835
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 100,000,000 shares, issued and outstanding 83,659,353 and 83,597,741 shares, respectively	84	84
Additional paid-in capital	1,592,069	1,594,926
Accumulated other comprehensive loss	(520)	(798)
Distributions in excess of accumulated earnings	(21,439)	(5,635)
Total Acadia shareholders’ equity	1,570,194	1,588,577
Noncontrolling interests	610,203	589,548
Total equity	2,180,397	2,178,125
Total liabilities and equity	$4,048,845	$3,995,960

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2017	2016	2017	2016
Revenues
Rental income	$48,468	$35,186	$97,053	$73,776
Expense reimbursements	10,074	7,769	22,390	15,728
Other	962	963	2,060	2,459
Total revenues	59,504	43,918	121,503	91,963
Operating expenses
Depreciation and amortization	26,057	14,678	50,593	31,527
General and administrative	8,864	8,521	17,333	17,873
Real estate taxes	8,034	5,640	18,640	11,805
Property operating	9,364	5,105	17,561	10,642
Other operating	443	538	737	829
Total operating expenses	52,762	34,482	104,864	72,676
Operating income	6,742	9,436	16,639	19,287
Equity in earnings and gains of unconsolidated affiliates inclusive of gains on disposition of properties of $3,285, $0, $14,771 and $0, respectively	4,340	1,740	17,043	3,694
Interest income	8,203	7,415	17,187	12,053
Interest expense	(12,750)	(8,897)	(24,238)	(16,935)
Income from continuing operations before income taxes	6,535	9,694	26,631	18,099
Income tax provision	(427)	(111)	(552)	(34)
Income from continuing operations before gain on disposition of properties	6,108	9,583	26,079	18,065
Gain on disposition of properties, net of tax	—	16,572	—	81,965
Net income	6,108	26,155	26,079	100,030
Net loss (income) attributable to noncontrolling interests	5,952	(8,237)	1,612	(53,187)
Net income attributable to Acadia	$12,060	$17,918	$27,691	$46,843

Basic and diluted earnings per share	$0.14	$0.24	$0.33	$0.64
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Net income	$6,108	$26,155	$26,079	$100,030
Other comprehensive (loss) income:
Unrealized loss on valuation of swap agreements	(2,124)	(5,279)	(2,008)	(14,098)
Reclassification of realized interest on swap agreements	930	1,140	1,903	2,186
Other comprehensive loss	(1,194)	(4,139)	(105)	(11,912)
Comprehensive income	4,914	22,016	25,974	88,118
Comprehensive loss (income) attributable to noncontrolling interests	6,205	(7,851)	1,995	(52,032)
Comprehensive income attributable to Acadia	$11,119	$14,165	$27,969	$36,086

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2017 and 2016

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	41	—	730	—	—	730	(730)	—
Issuance of Common Shares, net of issuance costs	—	—	—	—	—	—	—	—
Dividends/distributions declared ($0.52 per Common Share/OP Unit)	—	—	—	—	(43,495)	(43,495)	(3,207)	(46,702)
Employee and trustee stock compensation, net	20	—	340	—	—	340	6,662	7,002
Noncontrolling interest distributions	—	—	—	—	—	—	(4,507)	(4,507)
Noncontrolling interest contributions	—	—	—	—	—	—	20,505	20,505
Reallocation of noncontrolling interests	—	—	(3,927)	—	—	(3,927)	3,927	—
Comprehensive income (loss)	—	—	—	278	27,691	27,969	(1,995)	25,974
Balance at June 30, 2017	83,659	$84	$1,592,069	$(520)	$(21,439)	$1,570,194	$610,203	$2,180,397

Balance at January 1, 2016	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	319	1	7,382	—	—	7,383	(7,383)	—
Issuance of Common Shares, net of issuance costs	4,170	4	141,345	—	—	141,349	—	141,349
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	29,336	29,336
Dividends/distributions declared ($0.50 per Common Share/OP Unit)	—	—	—	—	(36,566)	(36,566)	(2,932)	(39,498)
Acquisition of noncontrolling interests	—	—	7,569	—	—	7,569	(25,948)	(18,379)
Employee and trustee stock compensation, net	26	—	474	—	—	474	5,602	6,076
Change in control of previously unconsolidated investment	—	—	—	—	—	—	(75,713)	(75,713)
Noncontrolling interest distributions	—	—	—	—	—	—	(49,135)	(49,135)
Noncontrolling interest contributions	—	—	—	—	—	—	157,409	157,409
Comprehensive (loss) income	—	—	—	(10,757)	46,843	36,086	52,032	88,118
Reallocation of noncontrolling interests	—	—	38,845	—	—	38,845	(38,845)	—
Balance at June 30, 2016	74,773	$75	$1,287,854	$(15,220)	$22,919	$1,295,628	$465,289	$1,760,917
The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months Ended June 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,079	$100,030
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties	—	(81,965)
Depreciation and amortization	50,593	31,527
Distributions of operating income from unconsolidated affiliates	2,851	2,974
Equity in earnings and gains of unconsolidated affiliates	(17,043)	(3,694)
Stock compensation expense	7,002	4,150
Amortization of financing costs	2,504	1,192
Other, net	(7,625)	(3,812)
Changes in assets and liabilities:
Other liabilities	(820)	(9,144)
Prepaid expenses and other assets	(3,417)	(4,546)
Rents receivable, net	(3,837)	(886)
Restricted cash	(1,300)	5,139
Accounts payable and accrued expenses	5,164	1,794
Net cash provided by operating activities	60,151	42,759
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(77,785)	(18,537)
Development and property improvement costs	(46,303)	(55,890)
Issuance of or advances on notes receivable	(10,300)	(136,803)
Proceeds from the disposition of properties	—	150,379
Investments in and advances to unconsolidated affiliates	(4,262)	(63,034)
Return of capital from unconsolidated affiliates	10,124	35,608
Proceeds from notes receivable	12,000	24,500
Deposits for properties under contract	(1,000)	(17,500)
Proceeds from disposition of properties of unconsolidated affiliates	25,735	—
Payment of deferred leasing costs	(3,894)	(2,915)
Change in control of previously consolidated affiliate	—	(2,578)
Net cash used in investing activities	(95,685)	(86,770)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Continued)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(31,901)	(275,620)
Principal payments on unsecured debt	(130,716)	(471,500)
Proceeds received on mortgage and other notes	98,528	22,371
Proceeds from unsecured debt	119,400	608,515
Proceeds from issuance of Common Shares, net of issuance costs of $0 and $1,654 respectively	—	141,349
Capital contributions from noncontrolling interests	20,505	157,409
Distributions to noncontrolling interests	(8,452)	(71,432)
Dividends paid to Common Shareholders	(56,019)	(52,980)
Deferred financing and other costs	(4,067)	(3,024)
Loan proceeds held as restricted cash	(107)	—
Net cash provided by financing activities	7,171	55,088

(Decrease) increase in cash and cash equivalents	(28,363)	11,077
Cash and cash equivalents, beginning of the period	71,805	72,776
Cash and cash equivalents, end of the period	$43,442	$83,853

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $9,666 and $9,771, respectively	$23,343	$19,246
Cash paid for income taxes, net of (refunds)	$138	$(1,267)

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$—	$1,463
Acquisition of real estate through issuance of OP Units	$—	$29,336
Acquisition of capital lease obligation	$—	$76,461
Assumption of accounts payable and accrued expenses through acquisition of real estate	$(1,927)	$—
Acquisition of real estate through conversion of notes receivable	$9,142	$—
Acquisition of undivided interest in a property through conversion of notes receivable	$16,005	$—

Change in control of previously consolidated investment
Real estate, net	$—	$90,559
Investments in and advances to unconsolidated affiliates	—	(21,421)
Other assets and liabilities	—	3,997
Noncontrolling interest	—	(75,713)
Cash removed in de-consolidation of previously consolidated investment	$—	$(2,578)
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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2017 and December 31, 2016, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2017, the Company has ownership interests in 118 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 65 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). Acadia Strategic Opportunity Fund I, LP (“Fund I,” together with Funds II, III, IV, and V, the “Funds”) was liquidated in 2015. The 183 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2017	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of June 30, 2017 (b)
Fund II and Mervyns II	6/2004	28.33%	$347.1	$—	28.33%	8%	$131.6
Fund III	5/2007	24.54%	396.7	53.3	39.63%	6%	551.0
Fund IV	5/2012	23.12%	390.7	139.3	23.12%	6%	101.9
Fund V	8/2016	20.10%	—	520.0	20.10%	6%	—
__________

(a)	Amount represents the current economic ownership at June 30, 2017, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective fund.

(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At June 30, 2017, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital. Each property is considered a separate operating segment; however, each property on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. The new guidance requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective beginning after December 15, 2018, but early adoption is permitted. The Company is evaluating the impact of the new standard and has not yet determined if it will have a material impact on its consolidated financial statements; however, the Company capitalized internal leasing costs of $0.5 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements; however, it is expected that the new standard would reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed.

In January 2017, the FASB issued ASU No. 2017-03 Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). ASU 2017-03 amends certain SEC guidance in the FASB Accounting Standards Codification in response to SEC staff announcements made during 2016 Emerging Issues Task Force (“EITF”) meetings which addressed (i) the additional qualitative disclosures that a registrant is expected to provide when it cannot reasonably estimate the impact that ASUs 2014-09, 2016-02 and 2016-13 will have in applying the guidance in Staff Accounting Bulletin Topic 11.M and (ii) guidance in ASC 323 related to the amendments made by ASU 2014-01 regarding use of the proportional amortization method in accounting for investments in qualified affordable housing projects (announcement made at the November 17, 2016, EITF meeting). The adoption of ASU 2017-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which amends the guidance on nonfinancial assets in ASC 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in substance nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and de-recognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets. The amendments are effective at the same time as the amendments in ASU 2014-09. The adoption of ASU 2017-05 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the scope of modification accounting with respect to changes to the terms or conditions of a share-based payment award. Modification accounting would not apply if a change to an award does not affect the total current fair value (or other

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

applicable measurement), vesting conditions, or the classification of the award. For all entities, ASU 2017-09 is effective prospectively for awards modified in fiscal years beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact ASU 2017-09 will have on its consolidated financial statements.

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Land	$647,087	$693,252
Buildings and improvements	2,390,081	1,916,288
Tenant improvements	138,998	132,220
Construction in progress	23,910	19,789
Properties under capital lease	76,965	76,965
Total	3,277,041	2,838,514
Less: Accumulated depreciation	(319,497)	(287,066)
Operating real estate, net	2,957,544	2,551,448
Real estate under development, at cost	208,966	543,486
Net investments in real estate	$3,166,510	$3,094,934

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price	Debt Assumed
2017 Acquisitions
Fund IV:
Lincoln Place - Fairview Heights, IL	100%	Mar 13, 2017	$35,350	$—
Shaw's Plaza - Windham, ME	100%	Jun 30, 2017	9,142	—
Subtotal Fund IV			44,492	—

Fund V:
Plaza Santa Fe - Santa Fe, NM	100%	Jun 5, 2017	35,220	—
Subtotal Fund V			35,220	—
Total 2017 Acquisitions			$79,712	$—

2016 Acquisitions
Core Portfolio:
991 Madison Avenue - New York, NY (a)	100%	Mar 26, 2016	$76,628	$—
165 Newbury Street - Boston, MA	100%	May 13, 2016	6,250	—
Concord & Milwaukee - Chicago, IL	100%	Jul 28, 2016	6,000	2,902
151 North State Street - Chicago, IL	100%	Aug 10, 2016	30,500	14,556
State & Washington - Chicago, IL	100%	Aug 22, 2016	70,250	25,650
North & Kingsbury - Chicago, IL	100%	Aug 29, 2016	34,000	13,409
Sullivan Center - Chicago, IL	100%	Aug 31, 2016	146,939	—
California & Armitage - Chicago, IL	100%	Sep 12, 2016	9,250	2,692
555 9th Street - San Francisco, CA	100%	Nov 2, 2016	139,775	60,000
Subtotal Core Portfolio			519,592	119,209

Fund IV:
Restaurants at Fort Point - Boston, MA	100%	Jan 14, 2016	11,500	—
1964 Union Street - San Francisco, CA (a)	90%	Jan 28, 2016	2,250	1,463
Wake Forest Crossing - Wake Forest, NC	100%	Sep 27, 2016	36,600	—
Airport Mall - Bangor, ME	100%	Oct 28, 2016	10,250	—
Colonie Plaza - Albany, NY	100%	Oct 28, 2016	15,000	—
Dauphin Plaza - Harrisburg, PA	100%	Oct 28, 2016	16,000	—
JFK Plaza - Waterville, ME	100%	Oct 28, 2016	6,500	—
Mayfair Shopping Center - Philadelphia, PA	100%	Oct 28, 2016	16,600	—
Shaw's Plaza - Waterville, ME	100%	Oct 28, 2016	13,800	—
Wells Plaza - Wells, ME	100%	Oct 28, 2016	5,250	—
717 N Michigan - Chicago, IL	100%	Dec 1, 2016	103,500	—
Subtotal Fund IV			237,250	1,463
Total 2016 Acquisitions			$756,842	$120,672

__________

(a)	These acquisitions were accounted for as asset acquisitions as the underlying properties did not meet the definition of a business.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

All of the above acquisitions were deemed to be business combinations except 991 Madison Avenue and 1964 Union Street. The Company expensed $0.6 million of acquisition costs for the six months ended June 30, 2017, of which $0.2 million related to the Core Portfolio and $0.4 million related to the Funds and $2.1 million of acquisition costs for the six months ended June 30, 2016, of which $1.9 million related to the Core Portfolio and $0.2 million related to the Funds.

Purchase Price Allocations

The purchase prices for the business combinations were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the allocation of the purchase price of properties acquired during the six months ended June 30, 2017 and the year ended December 31, 2016 (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
Net Assets Acquired:
Land	$9,025	$225,729
Buildings and improvements	57,111	458,525
Other assets	—	3,481
Acquisition-related intangible assets (in Acquired lease intangibles, net)	18,371	63,606
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(4,795)	(72,985)
Above and below market debt assumed (included in Mortgages and other notes payable, net)	—	(119,601)
Net assets acquired	$79,712	$558,755

Consideration:
Cash	$80,939	$677,964
Debt assumed	—	(119,209)
Liabilities assumed	(1,227)	—
Total Consideration	$79,712	$558,755

Dispositions

There were no dispositions of consolidated properties during the six months ended June 30, 2017. During the year ended December 31, 2016, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2016 Dispositions:
Cortlandt Town Center (65%) - Mohegan Lake, NY (Note 4)	Fund III	Jan 28, 2016	$107,250	$65,393
Heritage Shops - Chicago, IL	Fund III	Apr 26, 2016	46,500	16,572
Total 2016 Dispositions			$153,750	$81,965

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the year ended December 31, 2016 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Rental revenues	$1,442	$3,752
Expenses	(82)	(666)
Gain on disposition of properties	16,572	81,965
Loss on extinguishment of debt	(15)	(15)
Income from continuing operations of disposed properties, net of income taxes	17,917	85,036
Amounts attributable to noncontrolling interests	(14,117)	(64,949)
Net income attributable to Acadia	$3,800	$20,087

Properties Held For Sale

At June 30, 2017 and December 31, 2016, the Company had one property in Fund II classified as held-for-sale with net assets of $21.5 million and subject to a mortgage of $25.5 million, which will be repaid at closing. In addition, at June 30, 2017, the Company had one property in Fund III classified as held-for-sale with net assets of $13.2 million and subject to a mortgage of $12.0 million, which was paid off at closing on July 6, 2017 (Note 15). The properties held for sale had aggregate net (loss) income of $(0.2) million, and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Pro Forma Financial Information

The following unaudited pro forma consolidated operating data is presented for the three and six months ended June 30, 2017, as if the acquisitions of the properties acquired during that period were completed on January 1, 2016 and as if the acquisition of the properties acquired during the six months ended June 30, 2016 were completed on January 1, 2015. The related acquisition expenses of $0.9 million and $2.1 million reported during the six months ended June 30, 2017 and 2016, respectively have been reflected as pro forma charges at January 1, 2016 and January 1, 2015, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma revenues	$60,543	$53,579	$124,516	$108,785
Pro forma income from continuing operations	5,969	24,624	24,886	96,979
Pro forma net income attributable to Acadia	11,948	16,738	26,763	44,374
Pro forma basic and diluted earnings per share	0.14	0.22	0.32	0.60

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction. At December 31, 2016, the Company had one Core property, two properties in Fund II, three properties in Fund III, and eight properties in Fund IV classified as real estate under development. At June 30, 2017, the Company had two Core properties, one property in Fund II, two properties in Fund III and eight properties in Fund IV classified as real estate under development. At December 31, 2016 accumulated costs aggregated $543.5 million. During the first half of 2017, the Company capitalized $0.3 million of additional costs in the Core portfolio and $97.1 million of additional costs in the Fund portfolio, placed substantially all of the City Point project for $432.6 million into service, and reclassified real estate with a carrying value of $0.7 million into real estate under development, resulting in a balance of $209.0 million at June 30, 2017. Depreciation and amortization expense for the six months ended June 30, 2017 includes $2.0 million of accelerated depreciation related to a building under development that was demolished.

Construction in progress pertains to construction activity at the Company’s operating properties which are in service and continue to operate during the construction period.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	June 30,	December 31,	June 30, 2017
Description	2017	2016	Number	Maturity Date	Interest Rate
Core Portfolio	$198,395	$216,400	4	June 2018 - September 2019	6.0% - 8.7%
Fund II	31,397	31,007	1	May 2020	2.5%
Fund III	4,806	4,506	1	July 2020	18.0%
Fund IV	15,250	24,250	1	February 2021	15.3%
	$249,848	$276,163	7

During the six months ended June 30, 2017, the Company:

•	recovered the full value of a $12.0 million Core note receivable, which was previously in default, plus accrued interest and fees aggregating $16.8 million as further described below;

•	exchanged a $16.0 million Core note receivable plus accrued interest thereon of $0.3 million for an additional undivided interest in one of the properties in the Brandywine Portfolio (Note 4);

•	funded an additional $10.0 million on an existing Core note receivable, which had a total commitment of $20.0 million;

•	entered into an agreement to extend the maturity of a $15.0 million Core note receivable to June 1, 2018;

•	increased the balance of a Fund II note receivable by the interest accrued of $0.4 million;

•	advanced an additional $0.3 million on a Fund III note receivable; and

•	exchanged a $9.0 million Fund IV note receivable plus accrued interest of $0.2 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

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

•
restructured a $30.9 million Core mezzanine loan, which bore interest at 15.0%, and replaced it with a new $153.4 million loan collateralized by a first mortgage in the borrower’s tenancy-in-common interest. The loan bears interest at 8.1% (Note 4).

At December 31, 2016, one of the Core notes receivable in the amount of $12.0 million was in default; however, no principal reserve was established because the estimated fair value of the real estate collateral exceeded the estimated carrying value of the note. In February 2017, there was an auction pursuant to an Order of the United States Bankruptcy Court for the Southern District of New York for the property which is collateral for this note. The winning bid was in excess of the Company’s carrying value and accrued interest. The sale of this property was approved by Order of the Bankruptcy Court confirming the Chapter 11 Plan of Reorganization of the note issuer and closed during the second quarter of 2017. In connection with this sale, the Company recovered its full carrying value of principal and interest and recognized additional interest income and expense reimbursements of $2.2 million in the first quarter of 2017 and $1.4 million in the second quarter of 2017 upon settlement of this transaction.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Investments In and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting as it has the ability to exercise significant influence, but does not have financial or operating control over the investment, which is maintained by each of the unaffiliated partners who co-invest with the Company. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Nominal Ownership Interest	June 30,	December 31,
Fund	Property	at June 30, 2017	2017	2016
Core:
	840 N. Michigan (a)	88.43%	$72,471	$74,131
	Renaissance Portfolio	20%	35,783	36,437
	Gotham Plaza	49%	29,321	29,421
	Brandywine Market Square (a, b)	61.11%	21,984	5,469
	Brandywine Portfolio (a, b)	22.22%	14,791	15,286
	Georgetown Portfolio	50%	3,724	4,287
			178,074	165,031

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	166	8,108
	Self Storage Management (d)	95%	241	241
			407	8,349
Fund IV:
	Broughton Street Portfolio (e)	50%	57,043	54,839
	Fund IV Other Portfolio	90%	20,240	21,817
	650 Bald Hill Road	90%	13,735	18,842
			91,018	95,498
	Due from Related Parties (f)		2,280	2,193
	Other (g)		957	957
	Investments in and advances to unconsolidated affiliates		$272,736	$272,028

Core:
	Crossroads (h)	49%	$15,358	$13,691
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,358	$13,691
__________

(a)	Represents a tenancy-in-common interest.

(b)	During May 2017, as discussed below, the Company increased its ownership in Brandywine Market Square, which was formerly included within the Brandywine Portfolio.

(c)	Distributions have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.

(d)	Represents a variable interest entity.

(e)
The Company is entitled to a 15% return on its cumulative capital contribution which was $15.1 million and $14.5 million at June 30, 2017 and December 31, 2016, respectively. In addition the Company is entitled to a 9% preferred return on a portion of its equity, which was $46.8 million and $45.4 million at June 30, 2017 and December 31, 2016, respectively.

(f)	Represents deferred fees.

(g)	Includes a cost-method investment in Albertson’s (Note 8, Note 15) and other investments.

(h)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to fund future obligations of the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York (“Crossroads”), a 50% interest in a 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the “Georgetown Portfolio”), an 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois (“840 N. Michigan”), and a 49% noncontrolling interest in an approximately 123,000 square foot retail property located in Manhattan, New York (“Gotham Plaza”).

On January 4, 2017, an entity in which the Company owns a 20% noncontrolling interest (the “Renaissance Portfolio”), acquired a 6,200 square foot property in Alexandria, Virginia referred to as (“907 King Street”) for $3.0 million. The Renaissance Portfolio is now a 213,000 square-foot portfolio of 18 mixed-use properties, 16 of which are located in Georgetown, Washington D.C. and two of which are located in Alexandria, Virginia.

Brandywine Portfolio and Brandywine Market Square

The Company owns an interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio” joint venture) located in Wilmington, Delaware, which includes a property referred to as “Brandywine Market Square.” Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During April 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy-in-common interest, as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company de-consolidated the Brandywine Portfolio and accounts for its interest under the equity method of accounting effective May 1, 2016. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying net assets are unchanged, the Company has reflected the change from consolidation to equity method based upon its historical cost. The Brandywine Portfolio and Brandywine Market Square ventures do not include the property held by Brandywine Holdings, Inc., an entity consolidated by the Company.

Additionally, in April 2016, the Company repaid the outstanding balance of $140.0 million of non-recourse debt collateralized by the Brandywine Portfolio and provided a note receivable collateralized by the partners’ tenancy-in-common interest in the Brandywine Portfolio for their proportionate share of the repayment. On May 1, 2017, the Company exchanged $16.0 million of the $153.4 million note receivable (Note 3) plus accrued interest of $0.3 million for one of the partner’s 38.89% tenancy-in-common interests in Brandywine Market Square. The Company already had a 22.22% interest in Brandywine Market Square and continues to apply the equity method of accounting for its aggregate 61.11% noncontrolling interest in Brandywine Market Square and its 22.22% interest in the rest of the Brandywine Portfolio. The incremental investment in Brandywine Market Square was recorded at $16.6 million and the excess of this amount over the venture’s book value associated with this interest, or $9.8 million, will be amortized over the remaining depreciable lives of the venture’s assets.

Fund Investments

Fund III Other Portfolio includes the Company’s investment in Arundel Plaza through its date of sale in February 2017. Fund IV Other Portfolio includes the Company’s investment in Promenade at Manassas and Eden Square as well as 2819 Kennedy Boulevard and 1701 Belmont Avenue through their dates of sale.

Self-Storage Management, a Fund III investment, was determined to be a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that the Company is not the primary beneficiary and, therefore, consolidation of this venture is not required.

On January 31, 2017, Fund IV completed the disposition of 2819 Kennedy Boulevard, for $19.0 million less $8.4 million debt repayment for net proceeds of $10.6 million, resulting in a gain on disposition of $6.3 million at the property level, of which the Fund’s share was $6.2 million, which is included in equity earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $1.4 million, net of noncontrolling interests.

On February 15, 2017, Fund III completed the disposition of Arundel Plaza, for $28.8 million less $10.0 million debt repayments for net proceeds of $18.8 million, resulting in a gain on disposition of $8.2 million at the property level, of which the Fund’s share was $5.3 million, which is included in equity earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $1.3 million, net of noncontrolling interests.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On June 30, 2017, Fund IV completed the disposition of 1701 Belmont Avenue, for $5.6 million less $2.9 million debt repayments for net proceeds of $2.7 million, resulting in a gain on disposition of $3.3 million at the property level, of which the Fund’s share was $3.3 million, which is included in equity earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $0.8 million, net of noncontrolling interests.

On January 28, 2016, Fund III completed the disposition of a 65% interest in Cortlandt Town Center for $107.3 million resulting in a gain of $65.4 million and the deconsolidation of its remaining interest (Note 2). On December 21, 2016, Fund III completed the disposition of its remaining 35% interest in Cortlandt Town Center for $57.8 million less $32.6 million debt repayment for a net sales price of $25.2 million resulting in a gain on sale of $36.0 million, of which the Operating Partnership’s share was $8.8 million.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.3 million and $0.4 million for each of the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.4 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $1.2 million during the six months ended June 30, 2017 and 2016, respectively for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	June 30,	December 31,
	2017	2016
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$544,210	$576,505
Real estate under development	19,381	18,884
Investment in unconsolidated affiliates	6,854	6,853
Other assets	106,407	75,254
Total assets	$676,852	$677,496
Liabilities and partners’ equity:
Mortgage notes payable	$399,574	$407,344
Other liabilities	58,308	30,117
Partners’ equity	218,970	240,035
Total liabilities and partners’ equity	$676,852	$677,496

Company's share of accumulated equity	$179,729	$191,049
Basis differential	70,199	61,827
Deferred fees, net of portion related to the Company's interest	5,170	3,268
Amounts receivable by the Company	2,280	2,193
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	$257,378	$258,337

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Combined and Condensed Statements of Income
Total revenues	$20,974	$19,022	$42,577	$32,394
Operating and other expenses	(6,272)	(7,286)	(12,138)	(11,016)
Interest expense	(4,641)	(3,377)	(9,179)	(6,113)
Depreciation and amortization	(6,063)	(4,984)	(12,512)	(8,864)
Loss on debt extinguishment	(3)	—	(154)	—
Gain on disposition of properties	3,332	—	17,778	—
Net income attributable to unconsolidated affiliates	$7,327	$3,375	$26,372	$6,401

Company’s share of equity in net income of unconsolidated affiliates	$5,044	$1,838	$18,612	$3,890
Basis differential amortization	(704)	(98)	(1,569)	(196)
Company’s equity in earnings of unconsolidated affiliates	$4,340	$1,740	$17,043	$3,694

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	June 30,	December 31,
(in thousands)	2017	2016
Other assets, net:
Lease intangibles, net (Note 6)	$119,002	$114,584
Deferred charges, net (a)	28,361	25,221
Prepaid expenses	16,901	14,351
Other receivables	12,569	9,514
Accrued interest receivable	10,168	9,354
Deposits	5,501	4,412
Due from seller	4,300	4,300
Deferred tax assets	3,880	3,733
Derivative financial instruments (Note 8)	2,648	2,921
Due from related parties	1,406	1,655
Corporate assets	540	1,241
Income taxes receivable	1,927	1,500
	$207,203	$192,786

(a) Deferred charges, net:
Deferred leasing and other costs	$44,689	$40,728
Deferred financing costs	7,147	5,915
	51,836	46,643
Accumulated amortization	(23,475)	(21,422)
Deferred charges, net	$28,361	$25,221

Accounts payable and other liabilities:
Lease intangibles, net (Note 6)	$103,980	$105,028
Accounts payable and accrued expenses	57,305	48,290
Deferred income	33,722	35,267
Tenant security deposits, escrow and other	15,486	14,975
Derivative financial instruments (Note 8)	3,546	3,590
Income taxes payable	1,582	1,287
Other	—	235
	$215,621	$208,672

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

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$174,113	$(60,712)	$113,401	$156,420	$(47,827)	$108,593
Above-market rent	17,328	(11,727)	5,601	16,649	(10,658)	5,991
	$191,441	$(72,439)	$119,002	$173,069	$(58,485)	$114,584

Amortizable Intangible Liabilities
Below-market rent	$(141,157)	$37,844	$(103,313)	$(137,032)	$32,004	$(105,028)
Above-market ground lease	(672)	5	(667)	—	—	—
	$(141,829)	$37,849	$(103,980)	$(137,032)	$32,004	$(105,028)

During the six months ended June 30, 2017, the Company acquired in-place lease intangible assets of $17.7 million, above-market rents of $0.7 million, below-market rents of $4.1 million, and an above-market ground lease of $0.7 million with weighted-average useful lives of 4.2, 3.8, 11.4, and 11.5 years, respectively. Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, in the consolidated statements of income. Amortization of above-market ground leases are recorded as a reduction to rent expense in the consolidated statements of income.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2017 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net Expense
2017 (Remainder)	$9,492	$(25,081)	$58	$(15,531)
2018	9,607	(18,466)	58	(8,801)
2019	9,093	(14,273)	58	(5,122)
2020	7,708	(11,760)	58	(3,994)
2021	7,012	(9,304)	58	(2,234)
Thereafter	54,800	(34,517)	377	20,660
Total	$97,712	$(113,401)	$667	$(15,022)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate		Maturity Date at June 30, 2017	Carrying Value
	June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
Mortgages Payable
Core Fixed Rate	3.88%-6.0%	3.88%-6.0%	August 2017 - April 2035	$209,098	$234,875
Core Variable Rate - Swapped (a)	1.71%-3.77%	1.71%-3.77%	June 2018 - June 2026	81,078	82,250
Total Core Mortgages Payable				290,176	317,125
Fund II Fixed Rate	1.00%-5.80%	1.00%-5.80%	October 2017 - May 2020	249,762	249,762
Fund II Variable Rate	LIBOR+0.79% -LIBOR+2.50%	LIBOR+0.62% -LIBOR+2.50%	August 2017 - November 2021	142,750	142,750
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	November 2021	19,672	19,779
Total Fund II Mortgages Payable				412,184	412,291
Fund III Variable Rate	Prime+0.50% -LIBOR+4.65%	Prime+0.50% -LIBOR+4.65%	August 2017 - December 2021	79,859	83,467
Fund IV Fixed Rate	3.4%-4.50%	3.4%-4.50%	October 2025-June 2026	10,503	10,503
Fund IV Variable Rate	LIBOR+1.70% -LIBOR+3.95%	LIBOR+1.70% - LIBOR+3.95%	October 2017 - April 2022	263,494	233,139
Fund IV Variable Rate - Swapped (a)	1.78%	1.78%	April 2022	81,444	14,509
Total Fund IV Mortgages Payable				355,441	258,151
Net unamortized debt issuance costs				(16,526)	(16,642)
Unamortized premium				997	1,336
Total Mortgages Payable				$1,122,131	$1,055,728
Unsecured Notes Payable
Core Unsecured Term Loans	LIBOR+1.30% -LIBOR+1.60%	LIBOR+1.30% -LIBOR+1.60%	July 2020 - December 2022	$51,371	$51,194
Core Variable Rate Unsecured Term Loans - Swapped (a)	1.24%-3.77%	1.24%-3.77%	July 2018 - March 2025	248,629	248,806
Total Core Unsecured Notes Payable				300,000	300,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.65% -LIBOR+2.75%	LIBOR+1.65% -LIBOR+2.75%	August 2017- December 2017	54,920	134,636
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	44,400	—
Net unamortized debt issuance costs				(1,698)	(1,646)
Total Unsecured Notes Payable				$397,622	$432,990
Unsecured Line of Credit
Core Unsecured Line of Credit	LIBOR+1.40%	LIBOR+1.40%	June 2020	$24,000	$—
Total Unsecured Line of Credit				$24,000	$—

Total Debt - Fixed Rate (b)				$900,189	$860,486
Total Debt - Variable Rate				660,791	645,185
Total Debt				1,560,980	1,505,671
Net unamortized debt issuance costs				(18,224)	(18,289)
Unamortized premium				997	1,336
Total Indebtedness				$1,543,753	$1,488,718
__________

(a)
At June 30, 2017, the stated rates ranged from LIBOR + 1.08% to LIBOR +1.90% for Core variable-rate debt; LIBOR + .79% to LIBOR +2.50% for Fund II variable-rate debt; PRIME + 0.50% to LIBOR +4.65% for Fund III variable-rate debt; LIBOR + 1.70% to LIBOR +3.95% for Fund IV variable-rate debt and LIBOR + 1.30% to LIBOR +1.60% for Core variable-rate unsecured notes.

(b)	Includes $430,825 and $365,343, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Mortgages Payable

During 2017, the Company obtained nine new non-recourse mortgages totaling $130.0 million with a weighted-average interest rate of 3.38% collateralized by nine properties, which mature between February 14, 2020 and April 1, 2022. The Company entered into interest rate swap contracts to effectively fix the interest rates of seven of these obligations with a notional value of $67.3 million at a weighted-average rate of 1.92%. During 2017, the Company repaid two mortgages in full, which had a total balance of $28.1 million and a weighted-average interest rate of 5.42%, and made scheduled principal payments of $1.9 million. At June 30, 2017 and December 31, 2016, the Company’s mortgages were collateralized by 47 and 39 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio amounted to $26.3 million and was in default at June 30, 2017 and December 31, 2016. This loan bears interest at 5.99%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest. In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees aggregating approximately $31.0 million. The Company’s management believes that the mortgage is not recourse to the Company and that the suit is without merit.

In addition, at June 30, 2017, a mortgage loan in the amount of $14.3 million and collateralized by a Fund II property, was in default because its liquidity covenant had been breached.

Unsecured Notes Payable

The Company completed the following transactions related to its unsecured notes payable during the six months ended June 30, 2017:

•
The Company reduced its maximum commitment available on the Fund IV subscription line of credit from $100.0 million to $21.5 million. Furthermore, upon repayment of $74.1 million, net of $10.0 million in draws, the Company was in compliance with its liquidity covenant at June 30, 2017 which was not in compliance at December 31, 2016. The balance was $20.4 million at June 30, 2017 and $94.5 million at December 31, 2016. Total available credit at June 30, 2017 and December 31, 2016 was $0.0 and $55.5 million respectively on this line.

•
During the quarter, the Company obtained a new Fund V subscription line in the amount of $150.0 million. Fund V drew down $45.4 million and repaid $1.0 million. The total outstanding balance was $44.4 million as of June 30, 2017. Total available credit at June 30, 2017 was $105.6 million.

Unsecured Line of Credit

At June 30, 2017 and December 31, 2016 the Company had a total of $114.7 million and $147.5 million, respectively available under its unsecured line of credit.

The Company completed the following transaction related to its unsecured line of credit during the six months ended June 30, 2017:

•
In connection with the repayment of a secured mortgage note payable during the second quarter of 2017, the Company drew down a total of $24.0 million on the Core unsecured line of credit. The total outstanding balance was $24.0 million as of June 30, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of June 30, 2017 are as follows (in thousands):

Year Ending December 31,
2017 (Remainder)	$214,660
2018	122,808
2019	211,245
2020	458,427
2021	255,058
Thereafter	298,782
1,560,980
Unamortized fair market value of assumed debt	997
Net unamortized debt issuance costs	(18,224)
Total indebtedness	$1,543,753

See Note 4 for information about liabilities of the Company’s unconsolidated affiliates.

8. Financial Instruments and Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and interest rate swaps; and Level 3, for financial instruments or other assets/liabilities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring the Company to develop its own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, the Company has also provided the unobservable inputs along with their weighted-average ranges.

Money Market Funds — The Company has money market funds, which are included in Cash and cash equivalents in the consolidated financial statements, are comprised of government securities and/or U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets — The Company has derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate swaps. The interest rate swaps were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Derivative Liabilities — The Company has derivative liabilities, which are included in Accounts payable and other liabilities in the consolidated financial statements, are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2017 or 2016.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$3	$—	$—	$20,001	$—	$—
Derivative financial instruments	—	2,648	—	—	2,921	—
Liabilities
Derivative financial instruments	—	3,546	—	—	3,590	—

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

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

	Aggregate Notional Amount			Strike Rate			Balance Sheet Location	Fair Value
Derivative Instrument		Effective Date	Maturity Date	Low		High		June 30, 2017	December 31, 2016
Core
Interest Rate Swaps	$124,844	Oct 2011 - Mar 2015	Jul 2018 - Mar 2025	1.38%	—	3.77%	Other Liabilities	$(2,871)	$(3,218)
Interest Rate Swaps	204,864	Sep 2012 - Jul 2016	Jul 2020 - Jun 2026	1.24%	—	3.77%	Other Assets	2,570	2,609
	$329,707							$(301)	$(609)

Fund II
Interest Rate Swap	$19,672	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(193)	$(228)
Interest Rate Cap	29,500	Apr 2013	Apr 2018	4.00%	—	4.00%	Other Assets	—	—
	$49,172							$(193)	$(228)

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$33	$127

Fund IV
Interest Rate Swaps	$81,444	May 2014 - Mar 2017	May 2019 - Apr 2022	1.78%	—	1.98%	Other Liabilities	$(482)	$(144)
Interest Rate Caps	108,900	Jul 2016 - Nov 2016	Aug 2019 - Dec 2019	3.00%	—	3.00%	Other Assets	45	185
	$190,344							$(437)	$41

Total asset derivatives								$2,648	$2,921
Total liability derivatives								$(3,546)	$(3,590)

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

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount of (loss) related to the effective portion recognized in other comprehensive income	$(2,124)	$(5,279)	$(2,008)	$(14,098)
Amount of loss related to the effective portion subsequently reclassified to earnings	$—	$—	$—	$—
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its swaps, resulting in an acceleration of payment under the swaps.

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2017		December 31, 2016
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$249,848	$244,544	$276,163	$272,052
Mortgage and Other Notes Payable, net (a)	3	1,137,660	1,144,720	1,071,034	1,077,926
Investment in non-traded equity securities	3	802	25,194	802	25,194
Unsecured notes payable and Unsecured line of credit, net (b)	2	423,320	424,367	434,636	435,779

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

(b)
The Company determined the estimated fair value of the unsecured notes payable and unsecured line of credit using quoted market prices in an open market with limited trading volume where available. In cases where there was no trading volume, the Company determined the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at June 30, 2017.

9. Commitments and Contingencies

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $103.7 million and $85.4 million as of June 30, 2017 and December 31, 2016, respectively.

At each of June 30, 2017 and December 31, 2016, the Company had letters of credit outstanding of $11.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with certain of the Company’s unconsolidated joint ventures (Note 4), the Company agreed to fund amounts due to the joint ventures’ lenders, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro-rata share of such amount, aggregating $162.3 million and $165.7 million at June 30, 2017 and December 31, 2016, respectively.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares

The Company completed the following transactions in its common shares during the six months ended June 30, 2017:

•	The Company withheld 4,314 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized Common Share and Common OP Unit-based compensation totaling $4.5 million in connection with the vesting of Restricted Shares and Units (Note 13).

•
At the May 10 Shareholder Meeting, Shareholders approved an amendment to the Company’s Declaration of Trust to increase the authorized share capital of the Company from 100 million shares of beneficial interest to 200 million shares which will become effective on July 24, 2017.

The Company completed the following transactions in its common shares during the year ended December 31, 2016:

•
The Company issued 4,500,000 Common Shares under its at-the-market (“ATM”) equity programs, generating gross proceeds of $157.6 million and net proceeds of $155.7 million. The Company has established a new ATM equity program, effective July 2016, with an additional aggregate offering amount of up to $250.0 million of gross proceeds from the sale of Common Shares, replacing its $200.0 million program that was launched in 2014. As of December 31, 2016 and June 30, 2017, there was $218.0 million remaining under this $250.0 million program.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share Repurchases

The Company has a share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. There were no Common Shares repurchased by the Company during the six months ended June 30, 2017 or the year ended December 31, 2016. Under this program the Company has repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of June 30, 2017, management may repurchase up to approximately $7.5 million of the Company’s outstanding Common Shares under this program.

Dividends and Distributions

On May 10, 2017, the Board of Trustees declared a regular quarterly cash dividend of $0.26 per Common Share, which was paid on July 14, 2017 to holders of record as of June 30, 2017.

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

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive (loss) income for the six months ended June 30, 2017 and 2016 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2017	$(798)

Other comprehensive loss before reclassifications	(2,008)
Reclassification of realized interest on swap agreements	1,903
Net current period other comprehensive loss	(105)
Net current period other comprehensive loss attributable to noncontrolling interests	383
Balance at June 30, 2017	$(520)

Balance at January 1, 2016	$(4,463)

Other comprehensive loss before reclassifications	(14,098)
Reclassification of realized interest on swap agreements	2,186
Net current period other comprehensive loss	(11,912)
Net current period other comprehensive loss attributable to noncontrolling interests	1,155
Balance at June 30, 2016	$(15,220)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total

Balance at January 1, 2017	95,422	494,126	589,548
Distributions declared of $0.52 per Common OP Unit	(3,207)	—	(3,207)
Net income (loss) for the period January 1 through June 30, 2017	1,920	(3,532)	(1,612)
Conversion of 41,166 Common OP Units to Common Shares by limited partners of the Operating Partnership	(730)	—	(730)
Other comprehensive income - unrealized loss on valuation of swap agreements	(71)	(676)	(747)
Reclassification of realized interest expense on swap agreements	87	277	364
Noncontrolling interest contributions	—	20,505	20,505
Noncontrolling interest distributions	—	(4,507)	(4,507)
Employee Long-term Incentive Plan Unit Awards	6,662	—	6,662
Rebalancing adjustment (d)	3,927	—	3,927
Balance at June 30, 2017	$104,010	$506,193	$610,203

Balance at January 1, 2016	$96,340	$324,526	$420,866
Distributions declared of $0.50 per Common OP Unit	(2,932)	—	(2,932)
Net income for the period January 1 through June 30, 2016	3,247	49,940	53,187
Conversion of 303,536 Common OP Units to Common Shares by limited partners of the Operating Partnership	(7,383)	—	(7,383)
Issuance of Common and Preferred OP Units to acquire real estate	29,336	—	29,336
Acquisition of noncontrolling interests (c)	—	(25,948)	(25,948)
Other comprehensive income - unrealized loss on valuation of swap agreements	(712)	(729)	(1,441)
Change in control of previously unconsolidated investment	—	(75,713)	(75,713)
Reclassification of realized interest expense on swap agreements	107	179	286
Noncontrolling interest contributions	—	157,409	157,409
Noncontrolling interest distributions	—	(49,135)	(49,135)
Employee Long-term Incentive Plan Unit Awards	5,602	—	5,602
Rebalancing adjustment (d)	(38,845)	—	(38,845)
Balance at June 30, 2016	$84,760	$380,529	$465,289
__________

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,361,397 and 3,317,760 Common OP Units at June 30, 2017 and 2016, respectively; (ii) 188 Series A Preferred OP Units at June 30, 2017 and 2016; (iii) 140,343 and 141,593 Series C Preferred OP Units at June 30, 2017 and 2016, respectively; and (iv) 2,266,957 and 1,990,081 LTIP units as of June 30, 2017 and 2016, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns I and II, and six other subsidiaries.

(c)
During the first quarter of 2016, the Company acquired an additional 8.3% interest in Fund II from a limited partner for $18.4 million, giving the Company an aggregate 28.33% interest. Amount in the table above represents the book value of this transaction.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(d)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership (the "Rebalancing").

Preferred OP Units

There were no issuances of Preferred OP Units and 1,250 Series C Preferred OP Units were exchanged for common shares of the Company during the six months ended June 30, 2017.

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2016, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

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

The Company leases land at seven of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $1.8 million and $1.0 million (including capitalized ground rent at properties under development of $0.1 million and $0.3 million) for the six months ended June 30, 2017 and 2016, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.4 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Capital Lease

During 2016, the Company entered into a 49-year master lease at 991 Madison Avenue, which is accounted for as a capital lease. During the six months ended June 30, 2017 and 2016, lease expense totaling $1.5 million and $0.7 million, respectively were made under this lease. The lease was initially valued at $76.6 million, which represents the total discounted payments to be made under the lease. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and (ii) rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space and ground leases, as of June 30, 2017, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2017 (Remainder)	$77,973	$2,085
2018	162,628	4,187
2019	156,020	4,207
2020	144,613	4,106
2021	130,356	4,240
Thereafter	686,126	189,093
Total	$1,357,716	$207,918

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

During the three and six months ended June 30, 2017 and 2016, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended June 30, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$41,488	$18,016		$—	$59,504
Depreciation and amortization	(15,534)	(10,523)	—	—	(26,057)
Property operating expenses, other operating and real estate taxes	(10,160)	(7,681)	—	—	(17,841)
General and administrative expenses	—	—	—	(8,864)	(8,864)
Operating income (loss)	15,794	(188)	—	(8,864)	6,742
Interest income	—	—	8,203	—	8,203
Equity in earnings of unconsolidated affiliates	982	3,358	—	—	4,340
Interest expense	(6,933)	(5,817)	—	—	(12,750)
Income tax provision	—	—	—	(427)	(427)
Net income (loss)	9,843	(2,647)	8,203	(9,291)	6,108
Net (income) loss attributable to noncontrolling interests	(372)	6,324	—	—	5,952
Net income attributable to Acadia	$9,471	$3,677	$8,203	$(9,291)	$12,060

Real estate at cost	$1,984,601	$1,501,406	$—	$—	$3,486,007
Total assets	$2,252,390	$1,546,607	$249,848	$—	$4,048,845
Acquisition of real estate	$—	$43,097	$—	$—	$43,097
Development and property improvement costs	$2,758	$16,530	$—	$—	$19,288

	As of or for the Three Months Ended June 30, 2016
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$34,693	$9,225	$—	$—	$43,918
Depreciation and amortization	(11,706)	(2,972)	—	—	(14,678)
Property operating expenses, other operating and real estate taxes	(8,286)	(2,997)	—	—	(11,283)
General and administrative expenses	—	—	—	(8,521)	(8,521)
Operating income	14,701	3,256	—	(8,521)	9,436
Gain on disposition of properties	—	16,572	—	—	16,572
Interest income	—	—	7,415	—	7,415
Equity in earnings of unconsolidated affiliates	581	1,159	—	—	1,740
Interest expense	(7,113)	(1,784)	—	—	(8,897)
Income tax provision	—	—	—	(111)	(111)
Net income	8,169	19,203	7,415	(8,632)	26,155
Net income attributable to noncontrolling interests	(9)	(8,228)	—	—	(8,237)
Net income attributable to Acadia	$8,160	$10,975	$7,415	$(8,632)	$17,918

Real estate at cost	$1,528,848	$1,118,897	$—	$—	$2,647,745
Total assets	$1,809,395	$1,152,103	$273,542	$—	$3,235,040
Acquisition of real estate	$6,250	$—	$—	$—	$6,250
Development and property improvement costs	$6,975	$11,452	$—	$—	$18,427

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or For the Six Months Ended June 30, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$85,933	$35,570	$—	$—	$121,503
Depreciation and amortization	(31,973)	(18,620)	—	—	(50,593)
Property operating expenses, other operating and real estate taxes	(23,012)	(13,926)	—	—	(36,938)
General and administrative expenses	—	—	—	(17,333)	(17,333)
Operating income	30,948	3,024	—	(17,333)	16,639
Interest income	—	—	17,187	—	17,187
Equity in earnings of unconsolidated affiliates	1,542	15,501	—	—	17,043
Interest expense	(14,088)	(10,150)	—	—	(24,238)
Income tax provision	—	—	—	(552)	(552)
Net income	18,402	8,375	17,187	(17,885)	26,079
Net (income) loss attributable to noncontrolling interests	(804)	2,416	—	—	1,612
Net income attributable to Acadia	$17,598	$10,791	$17,187	$(17,885)	$27,691

Real estate at cost	$1,984,601	$1,501,406	$—	$—	$3,486,007
Total assets	$2,252,390	$1,546,607	$249,848	$—	$4,048,845
Acquisition of real estate	$—	$77,785	$—	$—	$77,785
Development and property improvement costs	$3,753	$42,550	$—	$—	$46,303

	As of or For the Six Months Ended June 30, 2016
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$72,800	$19,163	$—	$—	$91,963
Depreciation and amortization	(25,201)	(6,326)	—	—	(31,527)
Property operating expenses, other operating and real estate taxes	(16,848)	(6,428)	—	—	(23,276)
General and administrative expenses	—	—	—	(17,873)	(17,873)
Operating income	30,751	6,409	—	(17,873)	19,287
Gain on disposition of properties	—	81,965	—	—	81,965
Interest income	—	—	12,053	—	12,053
Equity in earnings of unconsolidated affiliates	1,173	2,521	—	—	3,694
Interest expense	(13,877)	(3,058)	—	—	(16,935)
Income tax provision	—	—	—	(34)	(34)
Net income	18,047	87,837	12,053	(17,907)	100,030
Net income attributable to noncontrolling interests	(2,831)	(50,356)	—	—	(53,187)
Net income attributable to Acadia	$15,216	$37,481	$12,053	$(17,907)	$46,843

Real estate at cost	$1,528,848	$1,118,897	$—	$—	$2,647,745
Total assets	$1,809,395	$1,152,103	$273,542	$—	$3,235,040
Acquisition of real estate	$6,250	$12,287	$—	$—	$18,537
Development and property improvement costs	$10,222	$45,668	$—	$—	$55,890

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At June 30, 2017 total of 1,794,293 shares remained available to be issued under this plan.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Shares and LTIP Units

During the six months ended June 30, 2017, the Company issued 292,255 LTIP Units and 7,628 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, which was established as the market price of the Company’s Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $9.8 million, of which $2.2 million was recognized as compensation expense in 2016, and $7.6 million will be recognized as compensation expense over the remaining vesting period. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $4.5 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued units under the Share Incentive Plan. During 2017, the Company issued 11,814 Restricted Shares and 11,105 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 3,864 of the Restricted Shares and 5,805 of the LTIP Units will be on the first anniversary of the date of issuance and 7,950 of the Restricted Shares and 5,300 of the LTIP Units vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, included the expense related to the Share Incentive Plan, was $0.3 million for each of the six months ended June 30, 2017 and 2016.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of June 30, 2017.

Compensation expense of $0.4 million and $1.5 million was recognized for the six months ended June 30, 2017 and 2016, respectively, related to the Program in connection with Fund III.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2016	49,899	$25.90	1,020,121	$23.92
Granted	24,583	33.35	359,484	34.40
Vested	(24,886)	29.17	(522,680)	26.08
Forfeited	(189)	35.37	(48)	35.37
Unvested at December 31, 2016	49,407	27.92	856,877	26.99
Granted	19,442	29.85	303,360	32.44
Vested	(21,771)	30.91	(257,515)	28.58
Forfeited	(309)	35.37	—	—
Unvested at June 30, 2017	46,769	$27.28	902,722	$28.37

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2017 and the year ended December 31, 2016 were $32.28 and $34.50, respectively. As of June 30, 2017, there was $18.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of Restricted Shares that vested for each of the six months ended June 30, 2017 and the year ended December 31, 2016, was $0.7 million. The total fair value of LTIP Units that vested during the six months ended June 30, 2017 and the year ended December 31, 2016, was $7.4 million and $13.6 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.3 million related to the following employee benefit plans for each of the six months ended June 30, 2017 and 2016, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During the six months ended June 30, 2017 and 2016, a total of 2,407 and 2,334 Common Shares, respectively, were purchased by employees under the Purchase Plan.

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

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share units (“Restricted Share Units”) and share option awards issued under the Company’s Share Incentive Plans (Note 13). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Numerator:
Net income attributable to Acadia	$12,060	$17,918	$27,691	$46,843
Less: net income attributable to participating securities	(126)	(223)	(372)	(589)
Income from continuing operations net of income attributable to participating securities	$11,934	$17,695	$27,319	$46,254

Denominator:
Weighted average shares for basic earnings per share	83,661,953	72,895,868	83,648,415	71,825,784
Effect of dilutive securities:
Employee unvested restricted shares	—	—	5,365	7,861
Convertible Preferred OP Units	—	—	—	25,067
Denominator for diluted earnings per share	83,661,953	72,895,868	83,653,780	71,858,712

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.14	$0.24	$0.33	$0.64

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	—
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	—

Series C Preferred OP Units	140,343	141,593	140,343	141,593
Series C Preferred OP Units - Common share equivalent	487,299	402,252	479,167	402,653

Restricted shares	43,318	50,156	—	—

15. Subsequent Events

Financing and Hedging

On July 5, the Company repaid a Core mortgage in the amount of $28.6 million.

On July 7, the Company executed a ten-year interest rate swap for a notional amount of $25.0 million as a hedge against increases in future interest rates on its previously unhedged variable-rate Core borrowings.

Dispositions

On July 6, Fund III sold its consolidated New Hyde Park Shopping Center for $22.1 million. As this sale was probable of occurring at June 30, the property was classified as held for sale at that date (Note 2).

On July 14, Fund II entered into a purchase and sale agreement for the sale of its City Point Tower I property for $96.0 million. As the carrying amount less estimated costs to sell was $92.0 million at June 30, 2017, the Company anticipates recording an impairment charge of approximately $4.0 million during the third quarter of 2017.

Acquisition

On July 27, Fund V acquired a retail property for $44.0 million. It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the acquisition dates and the filing of this Report.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other

In July 2017, the Company received a $2.3 million cash distribution from its Albertson’s investment (Note 4).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of June 30, 2017, we owned 183 properties, which we own or have an ownership interest in, within our Core Portfolio or Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. The following sets forth a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at June 30, 2017:

	Number of Properties		Operating Properties
	Development	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	2	33	696,646	93.4%
New York Metro	—	20	322,169	95.5%
San Francisco Metro	—	2	353,480	98.9%
Washington DC Metro	—	28	319,380	88.9%
Boston Metro	—	3	55,276	100.0%
Suburban	—	30	4,581,779	94.2%
Total Core Portfolio	2	116	6,328,730	94.2%

Fund Portfolio:
Fund II	1	3	800,667	66.8%
Fund III	2	5	85,701	76.3%
Fund IV	8	45	2,628,158	85.3%
Fund V	—	1	224,223	90.4%
Total Fund Portfolio	11	54	3,738,749	81.4%
	13	170	10,067,479	89.4%

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

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING FIRST HALF 2017

Investments

During the six months ended June 30, 2017 (“First Half 2017”), within our Core and Fund portfolios we invested in four properties as follows (Note 2):

•	On June 30, 2017, Fund IV exchanged a $9.0 million note receivable (Note 3) for a shopping center located in Windham, Maine referred to as “Shaw’s Plaza – Windham.”

•	On June 5, 2017, Fund V acquired a consolidated suburban shopping center in Santa Fe, New Mexico for $35.2 million referred to as “Plaza Santa Fe.”

•	On March 13, 2017 Fund IV acquired a consolidated shopping center for $35.4 million referred to as “Lincoln Place.”

•
In our Core portfolio one of our investments, in which we hold a 20% interest (Note 4), acquired a property in Alexandria, Virginia for $3.0 million referred to as “907 King Street” on January 4, 2017.

Dispositions of Real Estate

During the First Half 2017, within our Funds we sold three properties for an aggregate sales price of $53.4 million and our proportionate share of the aggregate gains was $6.0 million as follows (Note 4):

•
On June 30, 2017, Fund IV sold an unconsolidated property, 1701 Belmont Avenue, for $5.6 million for which the gain was $3.3 million of which our pro-rata share was $0.8 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statement of income.

•
On February 15, 2017, Fund III sold an unconsolidated property, Arundel Plaza, for $28.8 million for which the gain was $8.2 million of which our pro-rata share was $1.3 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statement of income.

•
On January 31, 2017, Fund IV sold an unconsolidated property, 2819 Kennedy Boulevard, for $19.0 million, for which the gain was $6.3 million of which our pro-rata share was $1.4 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statement of income.

Financings

During the First Half 2017, we obtained aggregate financing of $280.0 million including (Note 7):

•	We obtained an aggregate of $130.0 million in financings with nine new non-recourse mortgages, primarily for Fund IV.

•	On May 4, 2017, Fund V closed on a new $150.0 million subscription line.

•	We also repaid two mortgages aggregating $28.1 million.

Structured Financing

During the First Half 2017 (Note 3):

•	We exchanged $16.0 million of our $153.4 million note receivable plus accrued interest for an additional 38.89% undivided interest in Brandywine Market Square (Note 4).

•
We received full settlement of a $12.0 million note receivable plus $4.8 million interest and fees thereon. The note had previously been in default and was settled in bankruptcy proceedings during the second quarter.

•	We funded an additional $10.0 million on an existing note receivable.

•	Fund IV exchanged a $9.0 million note receivable plus accrued interest of $0.2 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments. During the year ended December 31, 2016, we revised how we allocate general and administrative and income tax expenses among our segments. All prior periods presented herein have been revised to conform to this new presentation.

Comparison of Results for the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

The results of operations by reportable segment for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$41.5	$18.0		$59.5	$34.7	$9.2	$—	$43.9	$6.8	$8.8	$—	$15.6
Depreciation and amortization	(15.5)	(10.5)	—	(26.1)	(11.7)	(3.0)	—	(14.7)	3.8	7.5	—	11.4
Property operating expenses, other operating and real estate taxes	(10.2)	(7.7)	—	(17.8)	(8.3)	(3.0)	—	(11.3)	1.9	4.7	—	6.5
General and administrative expenses	—	—	—	(8.9)	—	—	—	(8.5)	—	—	—	0.4
Operating income (loss)	15.8	(0.2)	—	6.7	14.7	3.3	—	9.4	1.1	(3.5)	—	(2.7)
Gain on disposition of properties	—	—	—	—	—	16.6	—	16.6	—	(16.6)	—	(16.6)
Interest income	—	—	8.2	8.2	—	—	7.4	7.4	—	—	0.8	0.8
Equity in earnings of unconsolidated affiliates	1.0	3.4	—	4.3	0.6	1.2	—	1.7	0.4	2.2	—	2.6
Interest expense	(6.9)	(5.8)	—	(12.8)	(7.1)	(1.8)	—	(8.9)	(0.2)	4.0	—	3.9
Income tax provision	—	—	—	(0.4)	—	—	—	(0.1)	—	—	—	(0.3)
Net income (loss)	9.8	(2.6)	8.2	6.1	8.2	19.2	7.4	26.2	1.6	(21.8)	0.8	(20.1)
Net (income) loss attributable to noncontrolling interests	(0.4)	6.3	—	6.0	—	(8.2)	—	(8.2)	0.4	(14.5)	—	(14.2)
Net income attributable to Acadia	$9.5	$3.7	$8.2	$12.1	$8.2	$11.0	$7.4	$17.9	$1.3	$(7.3)	$0.8	$(5.8)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased by $1.3 million for the three months ended June 30, 2017 compared to the prior year period as a result of the changes as further described below.

Revenues from our Core Portfolio increased by $6.8 million for the three months ended June 30, 2017 compared to the prior year period due to property acquisitions in 2016 (Note 2).

Depreciation and amortization for our Core Portfolio increased by $3.8 million for the three months ended June 30, 2017 compared to the prior year period due to property acquisitions in 2016.

Property operating, other operating expenses and real estate taxes for our Core Portfolio increased by $1.9 million for the three months ended June 30, 2017 compared to the prior year period due to property acquisitions in 2016.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased by $7.3 million for the three months ended June 30, 2017 compared to the prior year period as a result of the changes described below.

Revenues from the Funds increased by $8.8 million for the three months ended June 30, 2017 compared to the prior year period due to property acquisitions in 2016 and 2017 as well as substantially all of the City Point development project being placed in service in 2017 (Note 2).

Depreciation and amortization for the Funds increased by $7.5 million for the three months ended June 30, 2017 compared to the prior year period due to the acquisitions in 2016 and 2017 as well as substantially all of the City Point development project being placed in service in 2017.

Property operating, other operating expenses and real estate taxes for the Funds increased by $4.7 million for the three months ended June 30, 2017 compared to the prior year period due to the acquisitions in 2016 and 2017.

Gain on disposition of properties for the Funds decreased by $16.6 million for the three months ended June 30, 2017 compared to the prior year period due to the sale of Heritage Shops in Fund III in the prior year period (Note 2).

Equity in earnings of unconsolidated affiliates for the Funds increased by $2.2 million for the three months ended June 30, 2017 compared to the prior year period due to the Fund’s proportionate share of a $3.3 million gain from the sale of 1701 Belmont Avenue (Note 4).

Interest expense for the Funds increased by $4.0 million for the three months ended June 30, 2017 compared to the prior year period due to a $2.7 million increase related to higher average interest rates in 2017, a $0.3 million increase related to higher average outstanding borrowings in 2017 and $1.0 million increase related to amortization of higher loan costs in 2017.

Net income attributable to noncontrolling interests in the Funds decreased by $14.5 million for the three months ended June 30, 2017 compared to the prior year period primarily due to the gain on disposition of properties discussed above.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments.

Comparison of Results for the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

The results of operations by reportable segment for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$85.9	$35.6	$—	$121.5	$72.8	$19.2	$—	$92.0	$13.1	$16.4	$—	$29.5
Depreciation and amortization	(32.0)	(18.6)	—	(50.6)	(25.2)	(6.3)	—	(31.5)	6.8	12.3	—	19.1
Property operating expenses, other operating and real estate taxes	(23.0)	(13.9)	—	(36.9)	(16.8)	(6.4)	—	(23.3)	6.2	7.5	—	13.6
General and administrative expenses	—	—	—	(17.3)	—	—	—	(17.9)	—	—	—	(0.6)
Operating income	30.9	3.0	—	16.6	30.8	6.4	—	19.3	0.1	(3.4)	—	(2.7)
Gain on disposition of properties	—		—	—	—	82.0	—	82.0	—	(82.0)	—	(82.0)
Interest income	—	—	17.2	17.2	—	—	12.1	12.1	—	—	5.1	5.1
Equity in earnings of unconsolidated affiliates	1.5	15.5	—	17.0	1.2	2.5	—	3.7	0.3	13.0	—	13.3
Interest expense	(14.1)	(10.2)	—	(24.2)	(13.9)	(3.1)	—	(16.9)	0.2	7.1	—	7.3
Income tax provision	—	—	—	(0.6)	—	—	—	—	—	—	—	(0.6)
Net income	18.4	8.4	17.2	26.1	18.0	87.8	12.1	100.0	0.4	(79.4)	5.1	(73.9)
Net (income) loss attributable to noncontrolling interests	(0.8)	2.4	—	1.6	(2.8)	(50.4)	—	(53.2)	(2.0)	(52.8)	—	(54.8)
Net income attributable to Acadia	$17.6	$10.8	$17.2	$27.7	$15.2	$37.5	$12.1	$46.8	$2.4	$(26.7)	$5.1	$(19.1)

Core Portfolio

Segment net income attributable to Acadia for our Core Portfolio increased by $2.4 million for the six months ended June 30, 2017 compared to the prior year period as a result of the changes as further described below.

Revenues from our Core Portfolio increased by $13.1 million for the six months ended June 30, 2017 compared to the prior year period due to property acquisitions in 2016 as well as the accrual of reimbursements in the current year period related to a real estate tax reassessment for certain properties for $1.8 million, see below.

Depreciation and amortization for our Core Portfolio increased by $6.8 million for the six months ended June 30, 2017 compared to the prior year period due to property acquisitions in 2016.

Property operating, other operating expenses and real estate taxes for our Core Portfolio increased by $6.2 million for the six months ended June 30, 2017 compared to the prior year period with $4.4 million due to property acquisitions in 2016 and $1.8 million due to an increased real estate tax reassessment for certain properties.

Net income attributable to noncontrolling interests in our Core Portfolio decreased by $2.0 million for the six months ended compared to the prior year period primarily due to the change in control of the Brandywine Portfolio (Note 4).

Funds

Segment net income attributable to Acadia for the Funds decreased by $26.7 million for the six months ended June 30, 2017 compared to the prior year period as a result of the changes described below.

Revenues from the Funds increased by $16.4 million for the six months ended June 30, 2017 compared to the prior year period primarily due to $9.2 million from property acquisitions in 2016 and 2017 as well as $6.6 million from substantially all of the City Point development project being placed in service during 2017 (Note 2).

Depreciation and amortization for the Funds increased by $12.3 million for the six months ended June 30, 2017 compared to the prior year period primarily due to $7.0 million from the acquisitions in 2016 and 2017 as well as $5.1 million from substantially all of the City Point development project being placed in service during 2017.

Property operating, other operating expenses and real estate taxes for the Funds increased by $7.5 million for the six months ended June 30, 2017 compared to the prior year period due to the acquisitions in 2016 and 2017 as well as substantially all of the City Point development project being placed in service during 2017.

Gain on disposition of properties for the Funds decreased by $82.0 million for the six months ended June 30, 2017 compared to the prior year period with $16.6 million due to the sale of Fund III’s Heritage Shops and $65.4 million due to the sale of a 65% interest in Cortlandt Town Center in the prior year period (Note 2).

Equity in earnings of unconsolidated affiliates for the Funds increased by $13.0 million for the six months ended June 30, 2017 compared to the prior year period primarily due to the Fund’s proportionate share of $11.5 million from the sale of 1701 Belmont Avenue, Arundel Plaza and 2819 Kennedy Boulevard (Note 4).

Interest expense for the Funds increased by $7.1 million for the six months ended June 30, 2017 compared to the prior year period due to a $3.1 million increase related to higher average interest rates in 2017, $2.8 million increase related to higher average outstanding borrowings in 2017 and a $1.2 million increase in amortization of additional loan costs in 2017.

Net income attributable to noncontrolling interests in the Funds decreased by $52.8 million for the six months ended June 30, 2017 compared to the prior year period primarily due to the gain on disposition of properties discussed above.

Structured Financing

Interest income and segment net income attributable to Acadia from Structured Financing increased by $5.1 million for the six months ended June 30, 2017 compared to the prior year period primarily due to the recognition of default interest of $3.6 million during the current year period on a past due note (Note 3) and new loans originated during 2016.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments.

SUPPLEMENTAL FINANCIAL MEASURES

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Operating Income	$6,742	$9,436	$16,639	$19,287
Add back:
General and administrative	8,864	8,521	17,333	17,873
Depreciation and amortization	26,057	14,678	50,593	31,527
Less:
Above/below market rent, straight-line rent and other adjustments	(3,956)	(2,400)	(9,943)	(5,900)
Consolidated NOI	37,707	30,235	74,622	62,787

Noncontrolling interest in consolidated NOI	(7,046)	(5,200)	(13,585)	(12,200)
Less: Operating Partnership's interest in Fund NOI included above	(2,029)	(1,200)	(3,976)	(2,600)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	4,980	3,839	9,687	7,154
NOI - Core Portfolio	$33,612	$27,674	$66,748	$55,141
__________

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods.

The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Core Portfolio NOI	$33,612	$27,674	$66,748	$55,141
Less properties excluded from Same-Property NOI	(8,257)	(2,763)	(16,063)	(4,993)
Same-Property NOI	$25,355	$24,911	$50,685	$50,148

Percent change from prior year period	1.8%		1.1%

Components of Same-Property NOI:
Same-Property Revenues	$33,688	$32,893	$69,254	$65,714
Same-Property Operating Expenses	(8,333)	(7,982)	(18,569)	(15,566)
Same-Property NOI	$25,355	$24,911	$50,685	$50,148

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three and six months ended June 30, 2017. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017

Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	20	20	39	39
GLA commencing	$173,447	$173,447	$337,895	$337,895
New base rent	$22.77	$23.22	$23.74	$24.35
Expiring base rent	$20.79	$20.26	$21.97	$20.67
Percent growth in base rent	9.5%	14.6%	8.1%	17.8%
Average cost per square foot	$5.86	$5.86	$6.09	$6.09
Weighted average lease term (years)	5.8	5.8	4.8	4.8
__________

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

A reconciliation of net income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

(dollars in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Acadia	$12,060	$17,918	$27,691	$46,843

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	21,093	14,112	42,626	29,440

Gain on sale (net of noncontrolling interests’ share)	(753)	(4,117)	(3,495)	(19,257)
Income attributable to Common OP Unit holders	719	1,110	1,642	2,964
Distributions - Preferred OP Units	138	139	277	278
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$33,257	$29,162	$68,741	$60,268

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	83,661,953	72,895,868	83,648,415	71,825,784
Weighted-average OP Units outstanding	4,754,878	4,400,226	4,755,279	4,461,425
Basic weighted-average shares outstanding, FFO	88,416,831	77,296,094	88,403,694	76,287,209
Assumed conversion of Preferred OP Units to common shares	512,366	427,319	504,234	427,720
Assumed conversion of options, LTIP units and restricted share units to common shares	44,049	175,643	90,517	156,980
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	88,973,246	77,899,056	88,998,445	76,871,909

Diluted Funds from operations, per Common Share and Common OP Unit	$0.37	$0.37	$0.77	$0.78

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2017, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $56.0 million. This amount included a $13.3 million special dividend that was paid in January 2017, which related to the Operating Partnership’s share of cash proceeds from property distributions during 2016. The balance of the distribution was funded from the Operating Partnership’s share of operating cash flow.

Distributions of $3.6 million were made to noncontrolling interests in Fund III during the six months ended June 30, 2017. This resulted from proceeds related to the disposition of Arundel Plaza as discussed in Note 4.

Investments in Real Estate

During the six months ended June 30, 2017, within our Core and Fund portfolios we acquired four properties aggregating $82.9 million as follows:

•	Fund V acquired a consolidated property for $35.2 million (Note 2);

•	Fund IV acquired a consolidated property for $35.4 million (Note 2);

•	Fund IV acquired a consolidated property in exchange for a $9.2 million note receivable and accrued interest (Note 3); and

•	In our Core portfolio, our Renaissance investment, in which we hold a 20% interest, we acquired a $3.0 million property (Note 4).

Capital Commitments

During the six months ended June 30, 2017, we made capital contributions of $6.0 million to Fund IV in connection with acquisitions and development costs. Capital contributed will be used by the Funds to acquire and operate real estate assets. At June 30, 2017, our share of the remaining capital commitments to our Funds aggregated $149.9 million as follows:

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

•	$32.3 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our original share was $122.5 million.

•	$104.5 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our initial share is $104.5 million.

Development Activities

During the six months ended June 30, 2017, capitalized costs associated with development activities totaled $46.3 million. These costs primarily related to Fund II’s City Point project. At June 30, 2017, we had 13 properties under development for which the estimated total cost to complete these projects through 2020 was $102.0 million to $144.0 million and our share was approximately $34.1 million to $38.9 million.

Debt

A summary of our consolidated debt is as follows (in thousands):

	June 30,	December 31,
	2017	2016
Total Debt - Fixed and Effectively Fixed Rate	$900,189	$860,486
Total Debt - Variable Rate	660,791	645,185
Net unamortized debt issuance costs	(18,224)	(18,289)
Unamortized premium	997	1,336
Total Indebtedness	$1,543,753	$1,488,718

As of June 30, 2017, our consolidated outstanding mortgage and notes payable aggregated $1,561.0 million, excluding unamortized premium of $1.0 million and unamortized loan costs of $18.2 million, and were collateralized by 47 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.00% with maturities that ranged from August 1, 2017, to April 15, 2035. Taking into consideration $430.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $900.2 million of the portfolio debt, or 57.7%, was fixed at a 3.91% weighted average interest rate and $660.8 million, or 42.3% was floating at a 3.16% weighted average interest rate as of June 30, 2017.

There is $211.1 million of debt maturing in 2017 at a weighted-average interest rate of 3.56%. In addition, there is $3.5 million of scheduled principal amortization due in 2017. In addition, our share of scheduled remaining 2017 principal payments and maturities on its unconsolidated debt was $6.1 million at June 30, 2017. As it relates to the maturing debt in 2017, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties and (v) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at June 30, 2017 totaled $43.4 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for general corporate purposes. There were no issuances of equity under the ATM program during the six months ended June 30, 2017.

Fund Capital

During the six months ended June 30, 2017, noncontrolling interest capital contributions to Fund IV of $20.1 million were primarily used to fund recent acquisitions and development activities. At June 30, 2017, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $40.2 million, $107.1 million and $415.5 million, respectively.

Asset Sales

During the six months ended June 30, 2017, within our Fund portfolio we sold three properties for an aggregate sales price of $53.4 million and recognized aggregate gains of $17.8 million as follows (Note 4):

•
Fund III sold an unconsolidated property, Arundel Plaza, with a sales price of $28.8 million and recognized a gain on disposition of properties of $8.2 million of which our proportionate share was $1.3 million;

•	Fund IV sold its 2819 Kennedy Boulevard property for $19.0 million and recognized a gain of $6.3 million of which our proportionate share was $1.4 million; and

•	Fund IV sold its 1701 Belmont Avenue property for $5.6 million and recognized a gain of $3.3 million of which our proportionate share was $0.8 million.

Structured Financing Repayments

There are no scheduled principal collections on our structured financing portfolio (Note 3) for the remainder of 2017.

Financing and Debt

As of June 30, 2017, we had $235.8 million of additional capacity under existing revolving debt facilities. In addition, at that date we had 65 unleveraged consolidated properties with an aggregate carrying value of approximately $1.4 billion and 26 unleveraged unconsolidated properties for which our share of the carrying value was $93.8 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2017 with the cash flow for the six months ended June 30, 2016 (in millions):

	Six Months Ended June 30,
	2017	2016	Variance
Net cash provided by operating activities	$60.2	$42.8	$17.4
Net cash used in investing activities	(95.7)	(86.8)	(8.9)
Net cash provided by financing activities	7.2	55.1	(47.9)
(Decrease) increase in cash and cash equivalents	$(28.3)	$11.1	$(39.4)

Operating Activities

Our operating activities provided $17.4 million more cash during the six months ended June 30, 2017, primarily due to additional cash flow from 2016 Core and Fund acquisitions.

Investing Activities

During the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, our investing activities used an additional $8.9 million of cash, primarily due to (i) $124.6 million less cash received from the disposition of properties, including unconsolidated affiliates, (ii) $25.5 million less cash received from return of capital from unconsolidated affiliates, (iii) an additional $42.7 million used for the acquisition of real estate, and (iv) $12.5 million less cash received from repayments of notes receivable. These items were partially offset by (i) $126.5 million less cash used for the issuance of notes receivable, (ii) $58.8 million less cash used for investments and advances to unconsolidated investments and (iii) $9.6 million less cash used for development and property improvement costs.

Financing Activities

Our financing activities used $47.9 million less cash during the six months ended June 30, 2017, primarily from (i) $141.4 million less cash received from the issuance of Common Shares and (ii) a decrease in cash of $136.9 million from capital contributions from noncontrolling interests. These items were partially offset by (i) an increase of $171.5 million of cash provided from net borrowings and (ii) a decrease of $63.0 million in cash distributions to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of June 30, 2017 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,561.0	$320.4	$634.0	$349.5	$257.2
Interest obligations on debt	229.4	58.7	98.0	39.0	33.7
Lease obligations (a)	207.9	4.2	8.4	8.4	186.9
Construction commitments (b)	103.7	103.7	—	—	—
Total	$2,102.0	$487.0	$740.4	$396.9	$477.8
__________

(a)
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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated debt related to those investments is as follows (dollars in millions):

	Operating Partnership Ownership Percentage	Operating Partnership Pro-rata Share of Mortgage Debt
Investment			Interest Rate at June 30, 2017	Maturity Date
Promenade at Manassas	22.8%	$5.7	2.76%	November 2017
230/240 W. Broughton	11.6%	1.2	4.06%	May 2018
Eden Square	22.8%	5.1	3.21%	June 2020
650 Bald Hill	22.8%	1.5	3.71%	April 2020
Gotham Plaza	49.0%	10.2	2.66%	June 2023
Renaissance Portfolio	20.0%	32.0	2.76%	August 2023
Crossroads	49.0%	33.1	3.94%	October 2024
840 N. Michigan	88.4%	65.0	4.36%	February 2025
Georgetown Portfolio	50.0%	8.5	4.72%	December 2027
Total		$162.3

One of our unconsolidated affiliates is a party to an interest rate LIBOR swap with a notional value of $20.8 million, which effectively fixes the interest rate at 3.49% and matures in June 2023. Our pro-rata share of the fair value of such affiliate’s derivative assets totaled $0.06 million as of June 30, 2017.

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

Information as of June 30, 2017

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of June 30, 2017, we had total mortgage and other notes payable of $1,561.0 million, excluding the unamortized premium of $1.0 million and unamortized loan costs of $18.2 million, of which $900.2 million, or 57.7% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $660.8 million, or 42.3%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of June 30, 2017, we were party to 25 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $430.8 million and $196.4 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of June 30, 2017 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$2.0	$54.7	$56.7	5.5%
2018	3.2	40.1	43.3	2.7%
2019	3.2	—	3.2	—%
2020	3.4	74.0	77.4	2.4%
2021	3.5	200.0	203.5	2.4%
Thereafter	21.9	208.2	230.1	3.5%
	$37.2	$577.0	$614.2

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$1.5	$156.5	$158.0	2.9%
2018	2.8	76.7	79.5	3.7%
2019	2.6	205.4	208.0	3.9%
2020	2.7	378.3	381.0	4.2%
2021	1.4	50.1	51.5	3.5%
Thereafter	0.6	68.2	68.8	3.0%
	$11.6	$935.2	$946.8

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$0.4	$5.7	$6.1	2.5%
2018	1.0	1.2	2.2	4.1%
2019	1.0	—	1.0	—%
2020	1.1	6.7	7.8	2.1%
2021	1.1	—	1.1	—%
Thereafter	3.8	140.3	144.1	3.8%
	$8.4	$153.9	$162.3

During the remainder of 2017, $214.7 million of our total consolidated debt and $6.1 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $122.8 million of our total consolidated debt and $2.2 million of our pro-rata share of unconsolidated debt will become due in 2018. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $3.4 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.4 million. Interest expense on our variable-rate debt of $660.8 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2017, would increase $6.6 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.1 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2017, the fair value of our total consolidated outstanding debt would decrease by approximately $18.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $20.8 million.

As of June 30, 2017, and December 31, 2016, we had consolidated notes receivable of $249.8 million and $276.2 million, respectively. We determined the estimated fair value of our notes receivable equated the carrying values by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2017, the fair value of our total outstanding notes receivable would decrease by approximately $3.9 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $4.0 million.

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

Interest expense on our variable-rate debt of $645.2 million as of December 31, 2016, would have increased $6.5 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2016, the fair value of our total outstanding debt would have decreased by approximately $20.3 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $22.8 million.

Changes in Market Risk Exposures from 2016 to 2017

Our interest rate risk exposure from December 31, 2016, to June 30, 2017, has increased on an absolute basis, as the $645.2 million of variable-rate debt as of December 31, 2016, has increased to $660.8 million as of June 30, 2017. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 42.9% of our consolidated debt as of December 31, 2016, and was decreased to 42.3% as of June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure Controls and Procedures Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017, at a reasonable level of assurance.

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

None.

ITEM 6.	EXHIBITS.
The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing
3.1	Sixth Amendment to the Declaration of Trust dated July 24, 2017.	Incorporated by reference to exhibit 3.1 to Current Report on 8-K filed July 28, 2017.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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
Dated: July 28, 2017

