Form 10-Q
period 2017-09-30
ACADIA REALTY TRUST
filed 2017-11-06
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of October 31, 2017 there were 83,705,835 common shares of beneficial interest, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(dollars in thousands, except per share amounts)
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$2,905,000	$2,551,448
Real estate under development, at cost	237,434	543,486
Net investments in real estate	3,142,434	3,094,934
Notes receivable, net	250,194	276,163
Investments in and advances to unconsolidated affiliates	270,245	272,028
Other assets, net	213,018	192,786
Cash and cash equivalents	48,255	71,805
Rents receivable, net	53,479	43,842
Restricted cash	19,473	22,904
Assets of properties held for sale	95,859	21,498
Total assets	$4,092,957	$3,995,960

LIABILITIES
Mortgage and other notes payable, net	$1,045,877	$1,055,728
Unsecured notes payable, net	497,970	432,990
Unsecured line of credit	59,000	—
Accounts payable and other liabilities	211,206	208,672
Capital lease obligation	70,498	70,129
Dividends and distributions payable	23,350	36,625
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,262	13,691
Total liabilities	1,923,163	1,817,835
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 and 100,000,000 shares, issued and outstanding 83,680,337 and 83,597,741 shares, respectively	84	84
Additional paid-in capital	1,594,332	1,594,926
Accumulated other comprehensive loss	(553)	(798)
Distributions in excess of accumulated earnings	(30,325)	(5,635)
Total Acadia shareholders’ equity	1,563,538	1,588,577
Noncontrolling interests	606,256	589,548
Total equity	2,169,794	2,178,125
Total liabilities and equity	$4,092,957	$3,995,960

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2017	2016	2017	2016
Revenues
Rental income	$51,707	$35,710	$148,760	$109,486
Expense reimbursements	9,957	7,192	32,347	22,920
Other	1,014	953	3,074	3,412
Total revenues	62,678	43,855	184,181	135,818
Operating expenses
Depreciation and amortization	26,652	15,217	77,245	46,744
General and administrative	7,953	12,869	25,286	30,742
Real estate taxes	8,822	6,195	27,462	18,000
Property operating	9,417	5,055	26,978	15,697
Other operating	250	3,265	987	4,094
Impairment of an asset	3,840	—	3,840	—
Total operating expenses	56,934	42,601	161,798	115,277
Operating income	5,744	1,254	22,383	20,541
Equity in earnings (losses) and gains (losses) of unconsolidated affiliates inclusive of gains (losses) on disposition of properties of $0, ($726), $14,771 and ($726), respectively	4,001	(102)	21,044	3,592
Interest income	6,461	7,245	23,648	19,298
Interest expense	(15,428)	(7,982)	(39,666)	(24,917)
Income from continuing operations before income taxes	778	415	27,409	18,514
Income tax provision	(465)	(89)	(1,017)	(123)
Income from continuing operations before gain on disposition of properties	313	326	26,392	18,391
Gain on disposition of properties, net of tax	12,972	—	12,972	81,965
Net income	13,285	326	39,364	100,356
Net loss (income) attributable to noncontrolling interests	(418)	5,786	1,194	(47,401)
Net income attributable to Acadia	$12,867	$6,112	$40,558	$52,955

Basic and diluted earnings per share	$0.15	$0.08	$0.48	$0.71
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Net income	$13,285	$326	$39,364	$100,356
Other comprehensive income (loss):
Unrealized (loss) income on valuation of swap agreements	(644)	1,474	(2,652)	(12,624)
Reclassification of realized interest on swap agreements	734	1,210	2,637	3,396
Other comprehensive income (loss)	90	2,684	(15)	(9,228)
Comprehensive income	13,375	3,010	39,349	91,128
Comprehensive (income) loss attributable to noncontrolling interests	(541)	5,478	1,454	(46,554)
Comprehensive income attributable to Acadia	$12,834	$8,488	$40,803	$44,574

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2017 and 2016

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	61	—	1,086	—	—	1,086	(1,086)	—
Dividends/distributions declared ($0.78 per Common Share/OP Unit)	—	—	—	—	(65,248)	(65,248)	(4,805)	(70,053)
Employee and trustee stock compensation, net	21	—	425	—	—	425	8,704	9,129
Noncontrolling interest distributions	—	—	—	—	—	—	(7,278)	(7,278)
Noncontrolling interest contributions	—	—	—	—	—	—	20,522	20,522
Reallocation of noncontrolling interests	—	—	(2,105)	—	—	(2,105)	2,105	—
Comprehensive income	—	—	—	245	40,558	40,803	(1,454)	39,349
Balance at September 30, 2017	83,680	$84	$1,594,332	$(553)	$(30,325)	$1,563,538	$606,256	$2,169,794

Balance at January 1, 2016	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	350	1	7,874	—	—	7,875	(7,875)	—
Issuance of Common Shares, net of issuance costs	10,228	10	357,252	—	—	357,262	—	357,262
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	29,336	29,336
Dividends/distributions declared ($0.75 per Common Share/OP Unit)	—	—	—	—	(56,782)	(56,782)	(4,398)	(61,180)
Acquisition of noncontrolling interests	—	—	7,546	—	—	7,546	(25,925)	(18,379)
Employee and trustee stock compensation, net	27	—	699	—	—	699	10,983	11,682
Change in control of previously unconsolidated investment	—	—	—	—	—	—	(75,713)	(75,713)
Noncontrolling interest distributions	—	—	—	—	—	—	(50,849)	(50,849)
Noncontrolling interest contributions	—	—	—	—	—	—	204,412	204,412
Comprehensive (loss) income	—	—	—	(8,381)	52,955	44,574	46,554	91,128
Reallocation of noncontrolling interests	—	—	35,254	—	—	35,254	(35,254)	—
Balance at September 30, 2016	80,863	$81	$1,500,864	$(12,844)	$8,815	$1,496,916	$512,137	$2,009,053
The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,364	$100,356
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties	(12,972)	(81,965)
Depreciation and amortization	77,245	46,744
Distributions of operating income from unconsolidated affiliates	7,412	4,917
Equity in earnings and gains of unconsolidated affiliates	(21,044)	(3,592)
Stock compensation expense	9,129	9,729
Amortization of financing costs	3,996	2,025
Impairment of asset	3,840	—
Other, net	(8,435)	(5,577)
Changes in assets and liabilities:
Other liabilities	(1,556)	134
Prepaid expenses and other assets	(8,723)	(11,642)
Rents receivable, net	(6,646)	(4,858)
Restricted cash	3,538	1,733
Accounts payable and accrued expenses	(736)	(1,511)
Net cash provided by operating activities	84,412	56,493
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(138,429)	(292,136)
Development and property improvement costs	(84,554)	(94,459)
Issuance of or advances on notes receivable	(10,449)	(148,203)
Proceeds from the disposition of properties	47,025	150,379
Investments in and advances to unconsolidated affiliates	(4,555)	(68,153)
Return of capital from unconsolidated affiliates	12,300	50,622
Proceeds from notes receivable	12,000	42,819
Deposits for properties under contract	—	(8,576)
Proceeds from disposition of properties of unconsolidated affiliates	25,735	—
Payment of deferred leasing costs	(5,381)	(5,451)
Change in control of previously consolidated affiliate	—	(2,578)
Net cash used in investing activities	(146,308)	(375,736)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Continued)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(130,736)	(292,815)
Principal payments on unsecured debt	(143,215)	(516,790)
Proceeds received on mortgage and other notes	120,252	70,437
Proceeds from unsecured debt	267,200	616,315
Proceeds from issuance of Common Shares, net of issuance costs of $0 and $1,654, respectively	—	357,262
Capital contributions from noncontrolling interests	20,522	204,412
Distributions to noncontrolling interests	(12,813)	(74,612)
Dividends paid to Common Shareholders	(77,770)	(71,674)
Deferred financing and other costs	(4,987)	(5,288)
Loan proceeds held as restricted cash	(107)	8,462
Net cash provided by financing activities	38,346	295,709

Decrease in cash and cash equivalents	(23,550)	(23,534)
Cash and cash equivalents, beginning of the period	71,805	72,776
Cash and cash equivalents, end of the period	$48,255	$49,242

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $12,246 and $14,936, respectively	$39,626	$28,116
Cash paid for income taxes, net of (refunds)	$773	$1,267

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$—	$60,668
Acquisition of real estate through issuance of OP Units	$—	$29,336
Acquisition of capital lease obligation	$—	$76,461
Assumption of accounts payable and accrued expenses through acquisition of real estate	$2,161	$1,809
Acquisition of real estate through conversion of note receivable	$9,142	$—
Acquisition of undivided interest in a property through conversion of notes receivable	$16,005	$—

Change in control of previously consolidated investment
Real estate, net	$—	$90,559
Investments in and advances to unconsolidated affiliates	—	(21,421)
Other assets and liabilities	—	3,997
Noncontrolling interest	—	(75,713)
Cash removed in de-consolidation of previously consolidated investment	$—	$(2,578)
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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2017 and December 31, 2016, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of September 30, 2017, the Company has ownership interests in 118 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 64 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). Acadia Strategic Opportunity Fund I, LP (“Fund I,” together with Funds II, III, IV, and V, the “Funds”) was liquidated in 2015. The 182 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of September 30, 2017	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of September 30, 2017 (b)
Fund II and Mervyns II	6/2004	28.33%	$347.1	$—	28.33%	8%	$131.6
Fund III	5/2007	24.54%	396.7	53.3	39.63%	6%	553.7
Fund IV	5/2012	23.12%	390.7	139.3	23.12%	6%	101.9
Fund V	8/2016	20.10%	—	520.0	20.10%	6%	—
__________

(a)	Amount represents the current economic ownership at September 30, 2017, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective fund.

(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At September 30, 2017, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital. Each property is considered a separate operating segment; however, each property on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to the Company’s lease revenues, but will apply to reimbursed tenant costs. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. Management believes the majority of the Company’s revenue falls outside of the scope of this guidance and does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively with the cumulative effect recognized in retained earnings at the date of application.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. As a lessee, the Company is party to various equipment, ground, and office leases with future payment obligations aggregating $207.7 million at September 30, 2017 (Note 11) for which the Company expects to record right-of-use assets upon adoption of ASU 2016-02. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. The new guidance also requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. The Company expects that it will no longer capitalize a significant portion of internal leasing costs that were previously capitalized. The Company capitalized $0.8 million of internal leasing costs during each of the nine months ended September 30, 2017 and 2016, respectively. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective beginning after December 15, 2018, but early adoption is permitted.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The Company expects to elect the “cumulative distribution approach” whereby distributions received from equity method investments would be classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. The Company is currently evaluating the impact of this guidance on its consolidated financial statements; however, upon the adoption of ASU 2016-15, the Company expects to reclassify a portion of its cash flows between investing activities and cash flows from operating activities in its historical presentation of cash flows related to its equity method investments.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and early adoption is permitted. It is expected that the new standard will reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed. The Company expensed $0.9 million and $5.5 million of acquisition costs during the nine months ended September 30, 2017 and 2016, respectively.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

amendments are effective at the same time as the amendments in ASU 2014-09. The adoption of ASU 2017-05 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the scope of modification accounting with respect to changes to the terms or conditions of a share-based payment award. Modification accounting would not apply if a change to an award does not affect the total current fair value (or other applicable measurement), vesting conditions, or the classification of the award. For all entities, ASU 2017-09 is effective prospectively for awards modified in fiscal years beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company's consolidated financial statements because the Company has not historically had significant modifications of its awards.

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 effective January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, the adoption is not expected to have a material impact on the Company’s consolidated financial statements.
2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016

Land	$659,547	$693,252
Buildings and improvements	2,344,370	1,916,288
Tenant improvements	140,027	132,220
Construction in progress	22,052	19,789
Properties under capital lease	76,965	76,965
Total	3,242,961	2,838,514
Less: Accumulated depreciation	(337,961)	(287,066)
Operating real estate, net	2,905,000	2,551,448
Real estate under development, at cost	237,434	543,486
Net investments in real estate	$3,142,434	$3,094,934

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price	Debt Assumed
2017 Acquisitions
Fund IV:
Lincoln Place - Fairview Heights, IL	100%	Mar 13, 2017	$35,350	$—
Shaw's Plaza - Windham, ME (Note 3)	100%	Jun 30, 2017	9,142	—
Subtotal Fund IV			44,492	—

Fund V:
Plaza Santa Fe - Santa Fe, NM	100%	Jun 5, 2017	35,220	—
Hickory Ridge - Hickory, NC	100%	Jul 27, 2017	44,020	—
New Towne Plaza - Canton, MI	100%	Aug 4, 2017	26,000	—
Subtotal Fund V			105,240	—
Total 2017 Acquisitions			$149,732	$—

2016 Acquisitions
Core Portfolio:
991 Madison Avenue - New York, NY (a)	100%	Mar 26, 2016	$76,628	$—
165 Newbury Street - Boston, MA	100%	May 13, 2016	6,250	—
Concord & Milwaukee - Chicago, IL	100%	Jul 28, 2016	6,000	2,902
151 North State Street - Chicago, IL	100%	Aug 10, 2016	30,500	14,556
State & Washington - Chicago, IL	100%	Aug 22, 2016	70,250	25,650
North & Kingsbury - Chicago, IL	100%	Aug 29, 2016	34,000	13,409
Sullivan Center - Chicago, IL	100%	Aug 31, 2016	146,939	—
California & Armitage - Chicago, IL	100%	Sep 12, 2016	9,250	2,692
555 9th Street - San Francisco, CA	100%	Nov 2, 2016	139,775	60,000
Subtotal Core Portfolio			519,592	119,209

Fund IV:
Restaurants at Fort Point - Boston, MA	100%	Jan 14, 2016	11,500	—
1964 Union Street - San Francisco, CA (a)	90%	Jan 28, 2016	2,250	1,463
Wake Forest Crossing - Wake Forest, NC	100%	Sep 27, 2016	36,600	—
Airport Mall - Bangor, ME	100%	Oct 28, 2016	10,250	—
Colonie Plaza - Albany, NY	100%	Oct 28, 2016	15,000	—
Dauphin Plaza - Harrisburg, PA	100%	Oct 28, 2016	16,000	—
JFK Plaza - Waterville, ME	100%	Oct 28, 2016	6,500	—
Mayfair Shopping Center - Philadelphia, PA	100%	Oct 28, 2016	16,600	—
Shaw's Plaza - Waterville, ME	100%	Oct 28, 2016	13,800	—
Wells Plaza - Wells, ME	100%	Oct 28, 2016	5,250	—
717 N Michigan - Chicago, IL	100%	Dec 1, 2016	103,500	—
Subtotal Fund IV			237,250	1,463
Total 2016 Acquisitions			$756,842	$120,672

__________

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)	These acquisitions were accounted for as asset acquisitions as the underlying properties did not meet the definition of a business.

All of the above acquisitions were deemed to be business combinations except 991 Madison Avenue and 1964 Union Street. The Company expensed $0.9 million of acquisition costs for the nine months ended September 30, 2017, of which $0.3 million related to the Core Portfolio and $0.6 million related to the Funds and $5.5 million of acquisition costs for the nine months ended September 30, 2016, of which $5.1 million related to the Core Portfolio and $0.4 million related to the Funds.

Purchase Price Allocations

The purchase prices for the business combinations were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the allocation of the purchase price of properties acquired during the nine months ended September 30, 2017 and the year ended December 31, 2016 (in thousands):

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016

Net Assets Acquired:
Land	$21,917	$225,729
Buildings and improvements	104,729	458,525
Other assets	—	3,481
Acquisition-related intangible assets (in Acquired lease intangibles, net)	31,378	63,606
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(8,292)	(72,985)
Above and below market debt assumed (included in Mortgages and other notes payable, net)	—	(119,601)
Net assets acquired	$149,732	$558,755

Consideration:
Cash	$138,429	$439,546
Conversion of note receivable	9,142	—
Debt assumed	—	119,209
Liabilities assumed	2,161	—
Total Consideration	$149,732	$558,755

Dispositions

During the nine months ended September 30, 2017 and year ended December 31, 2016, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2017 Dispositions:
New Hyde Park Shopping Center - New Hyde Park, NY	Fund III	Jul 6, 2017	$22,075	$6,433
216th Street - New York, NY	Fund II	Sep 11, 2017	30,579	6,539
Total 2017 Dispositions			$52,654	$12,972

2016 Dispositions:
Cortlandt Town Center (65%) - Mohegan Lake, NY (Note 4)	Fund III	Jan 28, 2016	$107,250	$65,393
Heritage Shops - Chicago, IL	Fund III	Apr 26, 2016	46,500	16,572
Total 2016 Dispositions			$153,750	$81,965

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the nine months ended September 30, 2017 and year ended December 31, 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental revenues	$503	$1,122	$2,136	$7,378
Expenses	(523)	(1,095)	(2,343)	(4,745)
Loss on extinguishment of debt	(10)	—	(10)	(15)
Income from continuing operations of disposed properties before gain on disposition of properties	(30)	27	(217)	2,618
Gain on disposition of properties, net of tax	12,972	—	12,972	81,965
Net income attributable to noncontrolling interests	(9,166)	(18)	(9,034)	(70,410)
Net income attributable to Acadia	$3,776	$9	$3,721	$14,173

Properties Held For Sale

At December 31, 2016, the Company had one property in Fund II classified as held-for-sale with total assets of $21.5 million and subject to a mortgage of $25.5 million.

At September 30, 2017, the Company had one property in Fund II classified as held-for-sale, City Point Condominium Tower I, with total assets of $95.9 million and subject to mortgages aggregating $81.0 million, which will be repaid at closing. Upon classification as held for sale, the Company recognized an impairment charge of approximately $3.8 million (Note 8) relating to expected transaction costs associated with the sale. Additionally, the Company recognized a charge to income attributable to Acadia of approximately $1.1 million to adjust the non-controlling interest holder’s ownership in this property to its estimated redemption amount as a result of the sale at September 30, 2017. This property had a net loss of $4.3 million excluding losses attributable to noncontrolling interests of $3.9 million for the three and nine months ended September 30, 2017. On October 13, 2017, this property was sold and the associated mortgage was repaid (Note 15).

Pro Forma Financial Information

The following unaudited pro forma consolidated operating data is presented for the three and nine months ended September 30, 2017, as if the acquisitions of the properties acquired during that period were completed on January 1, 2016 and as if the acquisition of the properties acquired during the nine months ended September 30, 2016 were completed on January 1, 2015. The related acquisition expenses of $0.9 million and $5.5 million reported during the nine months ended September 30, 2017 and 2016, respectively have been reflected as pro forma charges at January 1, 2016 and January 1, 2015, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma revenues	$63,253	$51,871	$191,673	$164,410
Pro forma income from continuing operations	368	1,092	26,439	19,504
Pro forma net income attributable to Acadia	12,912	6,839	40,608	54,201
Pro forma basic and diluted earnings per share	0.15	0.08	0.48	0.66

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Depreciation and amortization expense for the nine months ended September 30, 2017 includes $2.0 million of accelerated depreciation related to a building under development that was demolished.

Development activity comprised the following during the periods presented (dollars in thousands):

	December 31, 2016		Nine Months Ended September 30, 2017			September 30, 2017
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value

Core	1	$2,530	$7,258	$3,852	$5,441	2	$8,199
Fund II	2	443,012	—	7,677	414,000	1	36,689
Fund III	3	51,421	—	13,838	8,146	2	57,113
Fund IV	8	46,523	79,624	13,883	4,597	8	135,433

Total	14	$543,486	$86,882	$39,250	$432,184	13	$237,434

During the nine months ended September 30, 2017, the Company placed substantially all of the City Point project into service.

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

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	September 30,	December 31,	September 30, 2017
Description	2017	2016	Number	Maturity Date	Interest Rate
Core Portfolio	$198,395	$216,400	4	June 2018 - September 2019	6.0% - 8.7%
Fund II	31,593	31,007	1	May 2020	2.5%
Fund III	4,956	4,506	1	July 2020	18.0%
Fund IV	15,250	24,250	1	February 2021	15.3%
	$250,194	$276,163	7

During the nine months ended September 30, 2017, the Company:

•	recovered the full value of a $12.0 million Core note receivable, which was previously in default, plus accrued interest and fees aggregating $16.8 million as further described below;

•	exchanged a $16.0 million Core note receivable plus accrued interest thereon of $0.3 million for an additional undivided interest in one of the properties in the Brandywine Portfolio (Note 4);

•	funded an additional $10.0 million on an existing Core note receivable, which had a total commitment of $20.0 million;

•	entered into an agreement to extend the maturity of a $15.0 million Core note receivable to June 1, 2018;

•	increased the balance of a Fund II note receivable by the interest accrued of $0.6 million;

•	advanced an additional $0.5 million on a Fund III note receivable; and

•	exchanged a $9.0 million Fund IV note receivable plus accrued interest of $0.1 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

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

		Nominal Ownership Interest	September 30, 2017	December 31, 2016
Fund	Property	September 30, 2017
Core:
	840 N. Michigan (a)	88.43%	$70,859	$74,131
	Renaissance Portfolio	20%	35,139	36,437
	Gotham Plaza	49%	29,196	29,421
	Brandywine Market Square (a, b)	61.11%	20,642	5,469
	Brandywine Portfolio (a, b)	22.22%	15,948	15,286
	Georgetown Portfolio	50%	3,751	4,287
			175,535	165,031

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	168	8,108
	Self Storage Management (d)	95%	241	241
			409	8,349
Fund IV:
	Broughton Street Portfolio (e)	50%	57,368	54,839
	Fund IV Other Portfolio	90%	20,392	21,817
	650 Bald Hill Road	90%	13,642	18,842
			91,402	95,498

Various Funds:	Due from Related Parties (f)		2,343	2,193
	Other (g)		556	957
	Investments in and advances to unconsolidated affiliates		$270,245	$272,028

Core:
	Crossroads (h)	49%	$15,262	$13,691
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,262	$13,691
__________

(a)	Represents a tenancy-in-common interest.

(b)	During May 2017, as discussed below, the Company increased its ownership in Brandywine Market Square, which was formerly included within the Brandywine Portfolio.

(c)	Distributions have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.

(d)	Represents a variable interest entity.

(e)
The Company is entitled to a 15% return on its cumulative capital contribution which was $15.2 million and $14.5 million at September 30, 2017 and December 31, 2016, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $47.0 million and $45.4 million at September 30, 2017 and December 31, 2016, respectively.

(f)	Represents deferred fees.

(g)	Includes a cost-method investment in Albertson’s (Note 8) and other investments.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(h)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to fund future obligations of the entity.

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York (“Crossroads”), a 50% interest in a 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the “Georgetown Portfolio”), an 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois (“840 N. Michigan”), and a 49% interest in an approximately 123,000 square foot retail property located in Manhattan, New York (“Gotham Plaza”).

Acquisition of Unconsolidated Investment

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

Brandywine Portfolio and Brandywine Market Square

The Company owns an interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio” joint venture) located in Wilmington, Delaware, which includes a property referred to as “Brandywine Market Square.” Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During April 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy-in-common interest, as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company de-consolidated the Brandywine Portfolio and accounts for its interest under the equity method of accounting effective May 1, 2016. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying net assets are unchanged, the Company has reflected the change from consolidation to equity method based upon its historical cost. The Brandywine Portfolio and Brandywine Market Square ventures do not include the property held by Brandywine Holdings, an entity consolidated by the Company.

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

Mervyn’s I & II

During July 2017, Mervyn’s I and Mervyn’s II received a total of $1.0 million in distributions from certain investments. The Company had already reduced the carrying amount of its investments in Mervyn’s I and Mervyn’s II to zero, and consequently the entire amount received has been reflected as equity in earnings (losses) and gains of unconsolidated affiliates in the consolidated statement of income.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Albertson’s

“Other” includes Fund II’s cost method investment in Albertson’s supermarkets among other investments. During July 2017, the Company received $2.3 million in distributions from Albertson’s. The Company reduced the carrying amount of the investment to zero and reflected the remaining $1.9 million as equity in earnings (losses) and gains of unconsolidated affiliates in the consolidated statement of income.

Dispositions of Unconsolidated Investments

On January 31, 2017, Fund IV completed the disposition of 2819 Kennedy Boulevard, for $19.0 million less $8.4 million debt repayment for net proceeds of $10.6 million, resulting in a gain on disposition of $6.3 million at the property level, of which the Fund’s share was $6.2 million, which is included in equity in earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $1.4 million, net of noncontrolling interests.

On February 15, 2017, Fund III completed the disposition of Arundel Plaza, for $28.8 million less $10.0 million debt repayments for net proceeds of $18.8 million, resulting in a gain on disposition of $8.2 million at the property level, of which the Fund’s share was $5.3 million, which is included in equity in earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $1.3 million, net of noncontrolling interests.

On June 30, 2017, Fund IV completed the disposition of 1701 Belmont Avenue, for $5.6 million less $2.9 million debt repayments for net proceeds of $2.7 million, resulting in a gain on disposition of $3.3 million at the property level, of which the Fund’s share was $3.3 million, which is included in equity in earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $0.8 million, net of noncontrolling interests.

On January 28, 2016, Fund III completed the disposition of a 65% interest in Cortlandt Town Center for $107.3 million resulting in a gain of $65.4 million and the deconsolidation of its remaining interest (Note 2). On December 21, 2016, Fund III completed the disposition of its remaining 35% interest in Cortlandt Town Center for $57.8 million less $32.6 million debt repayment for a net sales price of $25.2 million resulting in a gain on sale of $36.0 million, of which the Operating Partnership’s share was $8.8 million, which is included in equity in earnings and gains from unconsolidated affiliates in the consolidated financial statements.

During October 2017, Fund IV’s Broughton Street Portfolio venture sold several properties (Note 15).

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.4 million and $0.3 million for each of the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.5 million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $1.8 million during the nine months ended September 30, 2017 and 2016, respectively for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	September 30,	December 31,
	2017	2016
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$540,609	$576,505
Real estate under development	22,359	18,884
Investment in unconsolidated affiliates	6,854	6,853
Other assets	103,335	75,254
Total assets	$673,157	$677,496
Liabilities and partners’ equity:
Mortgage notes payable	$401,768	$407,344
Other liabilities	57,125	30,117
Partners’ equity	214,264	240,035
Total liabilities and partners’ equity	$673,157	$677,496

Company's share of accumulated equity	$177,251	$191,049
Basis differential	69,728	61,827
Deferred fees, net of portion related to the Company's interest	5,662	3,268
Amounts receivable by the Company	2,342	2,193
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	$254,983	$258,337

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Combined and Condensed Statements of Income
Total revenues	$20,883	$26,590	$63,460	$58,984
Operating and other expenses	(6,847)	(7,066)	(18,985)	(18,082)
Interest expense	(4,788)	(5,242)	(13,967)	(11,355)
Depreciation and amortization	(6,208)	(15,398)	(18,720)	(24,262)
Loss on debt extinguishment	—	—	(154)	—
(Loss) gain on disposition of properties	—	(1,452)	17,778	(1,452)
Net income attributable to unconsolidated affiliates	$3,040	$(2,568)	$29,412	$3,833

Company’s share of equity in net income of unconsolidated affiliates	$4,544	$377	$23,156	$4,267
Basis differential amortization	(543)	(479)	(2,112)	(675)
Company’s equity in earnings (losses) of unconsolidated affiliates	$4,001	$(102)	$21,044	$3,592

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	September 30, 2017	December 31, 2016
Other assets, net:
Lease intangibles, net (Note 6)	$123,593	$114,584
Deferred charges, net (a)	28,365	25,221
Prepaid expenses	18,173	14,351
Other receivables	9,440	9,514
Accrued interest receivable	12,030	9,354
Deposits	4,422	4,412
Due from seller	4,300	4,300
Deferred tax assets	3,719	3,733
Derivative financial instruments (Note 8)	2,661	2,921
Due from related parties	1,773	1,655
Corporate assets	2,408	1,241
Income taxes receivable	2,134	1,500
	$213,018	$192,786

(a) Deferred charges, net:
Deferred leasing and other costs	$44,484	$40,728
Deferred financing costs	7,678	5,915
	52,162	46,643
Accumulated amortization	(23,797)	(21,422)
Deferred charges, net	$28,365	$25,221

Accounts payable and other liabilities:
Lease intangibles, net (Note 6)	$104,663	$105,028
Accounts payable and accrued expenses	57,326	48,290
Deferred income	32,717	35,267
Tenant security deposits, escrow and other	11,214	14,975
Derivative financial instruments (Note 8)	3,468	3,590
Income taxes payable	1,818	1,287
Other	—	235
	$211,206	$208,672

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

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$185,273	$(67,747)	$117,526	$156,420	$(47,827)	$108,593
Above-market rent	18,239	(12,172)	6,067	16,649	(10,658)	5,991
	$203,512	$(79,919)	$123,593	$173,069	$(58,485)	$114,584

Amortizable Intangible Liabilities
Below-market rent	$(144,218)	$40,207	$(104,011)	$(137,032)	$32,004	$(105,028)
Above-market ground lease	(671)	19	(652)	—	—	—
	$(144,889)	$40,226	$(104,663)	$(137,032)	$32,004	$(105,028)

During the nine months ended September 30, 2017, the Company acquired in-place lease intangible assets of $29.6 million, above-market rents of $1.8 million, below-market rents of $7.6 million, and an above-market ground lease of $0.7 million with weighted-average useful lives of 4.1, 4.6, 11.5, and 11.5 years, respectively. Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, in the consolidated statements of income. Amortization of above-market ground leases are recorded as a reduction to rent expense in the consolidated statements of income.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of September 30, 2017 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net Income (Expense)
2017 (Remainder)	$3,046	$(7,596)	$15	$(4,535)
2018	9,874	(26,009)	58	(16,077)
2019	9,512	(18,849)	58	(9,279)
2020	7,860	(14,011)	58	(6,093)
2021	7,457	(11,286)	58	(3,771)
Thereafter	60,195	(39,775)	405	20,825
Total	$97,944	$(117,526)	$652	$(18,930)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate		Maturity Date at September 30, 2017	Carrying Value
	September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	February 2024 - April 2035	$180,259	$234,875
Core Variable Rate - Swapped (a)	1.71%-3.77%	1.71%-3.77%	June 2018 - June 2026	80,492	82,250
Total Core Mortgages Payable				260,751	317,125
Fund II Fixed Rate	1.00%-4.75%	1.00%-5.80%	October 2017 - May 2020	224,262	249,762
Fund II Variable Rate	LIBOR+0.79% -LIBOR+2.50%	LIBOR+0.62% -LIBOR+2.50%	December 2017 - November 2021	126,077	142,750
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	November 2021	19,616	19,779
Total Fund II Mortgages Payable				369,955	412,291
Fund III Variable Rate	Prime+0.50% -LIBOR+4.65%	Prime+0.50% -LIBOR+4.65%	March 2018 - December 2021	69,632	83,467
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	October 2025-June 2026	10,503	10,503
Fund IV Variable Rate	LIBOR+1.70% -LIBOR+3.95%	LIBOR+1.70% - LIBOR+3.95%	October 2017 - April 2022	268,554	233,139
Fund IV Variable Rate - Swapped (a)	1.78%	1.78%	May 2019 - April 2022	81,156	14,509
Total Fund IV Mortgages Payable				360,213	258,151
Net unamortized debt issuance costs				(15,555)	(16,642)
Unamortized premium				881	1,336
Total Mortgages Payable				$1,045,877	$1,055,728
Unsecured Notes Payable
Core Unsecured Term Loans	LIBOR+1.30% -LIBOR+1.60%	LIBOR+1.30% -LIBOR+1.60%	July 2020 - December 2022	$26,459	$51,194
Core Variable Rate Unsecured Term Loans - Swapped (a)	1.24%-3.77%	1.24%-3.77%	July 2018 - March 2025	273,541	248,806
Total Core Unsecured Notes Payable				300,000	300,000
Fund II Unsecured Notes Payable	LIBOR+1.65%		September 2020	31,500	—
Fund IV Term Loan/Subscription Facility	LIBOR+1.65% -LIBOR+2.75%	LIBOR+1.65% -LIBOR+2.75%	October 2017- December 2017	54,920	134,636
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	113,200	—
Net unamortized debt issuance costs				(1,650)	(1,646)
Total Unsecured Notes Payable				$497,970	$432,990
Unsecured Line of Credit
Core Unsecured Line of Credit	LIBOR+1.40%	LIBOR+1.40%	June 2020	$59,000	$—
Total Unsecured Line of Credit				$59,000	$—

Total Debt - Fixed Rate (b)				$869,829	$860,484
Total Debt - Variable Rate				749,342	645,186
Total Debt				1,619,171	1,505,670
Net unamortized debt issuance costs				(17,205)	(18,288)
Unamortized premium				881	1,336
Total Indebtedness				$1,602,847	$1,488,718
__________

(a)
At September 30, 2017, the stated rates ranged from LIBOR + 1.08% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 0.79% to LIBOR +2.50% for Fund II variable-rate debt; PRIME + 0.50% to LIBOR +4.65% for Fund III variable-rate debt; LIBOR + 1.70% to LIBOR +3.95% for Fund IV variable-rate debt and LIBOR + 1.30% to LIBOR +1.60% for Core variable-rate unsecured notes.

(b)	Includes $454,805 and $365,343, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Mortgages Payable

During the nine months ended September 30, 2017, the Company obtained nine new non-recourse mortgages totaling $128.3 million with a weighted-average interest rate of LIBOR + 3.43% collateralized by nine properties, which mature between February 14, 2020 and April 1, 2022. The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of seven of these obligations with a notional value of $67.3 million at a weighted-average rate of 1.92%. During 2017, the Company repaid six mortgages in full, which had a total balance of $112.5 million and a weighted-average interest rate of 4.76%, and made scheduled principal payments of $5.8 million. At September 30, 2017 and December 31, 2016, the Company’s mortgages were collateralized by 45 and 39 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio amounted to $26.3 million and was in default at September 30, 2017 and December 31, 2016. This loan bears interest at 5.99%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest. In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees aggregating approximately $31.0 million. The Company’s management believes that the mortgage is not recourse to the Company and that the suit is without merit.

In addition, at September 30, 2017, a mortgage loan in the amount of $14.3 million and collateralized by a Fund II property, was in default because its liquidity covenant had been breached.

See Note 15 for information about additional financing obtaining after September 30, 2017.

Unsecured Notes Payable

The Company completed the following transactions related to its unsecured notes payable during the nine months ended September 30, 2017:

•
The Company reduced its maximum commitment available on the Fund IV subscription line of credit from $100.0 million to $21.5 million. The balance was $20.4 million at September 30, 2017 and $94.5 million at December 31, 2016. Total available credit at September 30, 2017 and December 31, 2016 was $1.1 million and $5.5 million, respectively on this line.

•
Fund IV also has a $50.0 million bridge facility. The balance was $34.5 million at September 30, 2017 and $40.1 million at December 31, 2016. The Company was in compliance with the liquidity covenant for this facility at September 30, 2017, but was not in compliance at December 31, 2016. Total available credit at each of September 30, 2017 and December 31, 2016 was $0.0 on this facility. In October 2017, this facility was refinanced (Note 15).

•
The Company obtained a new Fund V subscription line in the amount of $150.0 million secured by Fund V’s unfunded capital commitments with an interest rate of LIBOR plus 160 basis points and maturing in May 2020. The Fund V subscription line is also guaranteed by the Operating Partnership. The outstanding balance was $113.2 million and total available credit was $36.8 million at September 30, 2017.

•
The Company obtained a new Fund II loan in the amount of $40.0 million secured by the real estate assets of City Point Phase II with an interest rate of LIBOR plus 140 basis points and maturing in September 2020. The Fund II loan is also guaranteed by the Company and the Operating Partnership. The outstanding balance was $31.5 million and total available credit was $8.5 million at September 30, 2017.

Unsecured Line of Credit

At September 30, 2017 and December 31, 2016, the Company had a total of $79.7 million and $147.5 million, respectively available under its unsecured line of credit. The Company completed the following transactions related to its unsecured line of credit during the nine months ended September 30, 2017:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•
In connection with the repayments of two secured mortgage notes payable, the Company drew down $59.0 million through September 30, 2017. The total available balance was $79.7 million reflecting $11.3 million of outstanding letters of credit as of September 30, 2017.

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of September 30, 2017 are as follows (in thousands):

Year Ending December 31,
2017 (Remainder)	$174,707
2018	88,308
2019	228,523
2020	573,807
2021	255,055
Thereafter	298,771
1,619,171
Unamortized fair market value of assumed debt	881
Net unamortized debt issuance costs	(17,205)
Total indebtedness	$1,602,847

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the nine months ended September 30, 2017 or 2016.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$3	$—	$—	$20,001	$—	$—
Derivative financial instruments	—	2,661	—	—	2,921	—
Liabilities
Derivative financial instruments	—	3,468	—	—	3,590	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During the three and nine months ended September 30, 2017, the Company recognized an impairment charge of $3.8 million, inclusive of an amount attributable to a noncontrolling interest of $2.7 million, on a property classified as held for sale at September 30, 2017 (Note 2), in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement approximated the estimated selling price less estimated costs to sell.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

	Aggregate Notional Amount			Strike Rate			Balance Sheet Location	Fair Value
Derivative Instrument		Effective Date	Maturity Date	Low		High		September 30, 2017	December 31, 2016
Core
Interest Rate Swaps	$149,440	Oct 2011 - March 2015	July 2018 - Mar 2025	1.38%	—	3.77%	Other Liabilities	$(2,936)	$(3,218)
Interest Rate Swaps	204,593	Sep 2012 - July 2017	July 2020 - July 2027	1.24%	—	3.77%	Other Assets	2,622	2,609
	$354,033							$(314)	$(609)

Fund II
Interest Rate Swap	$19,616	October 2014	November 2021	2.88%	—	2.88%	Other Liabilities	$(168)	$(228)
Interest Rate Cap	29,500	April 2013	April 2018	4.00%	—	4.00%	Other Assets	—	—
	$49,116							$(168)	$(228)

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$17	$127

Fund IV
Interest Rate Swaps	$81,156	May 2014 - March 2017	May 2019 - April 2022	1.78%	—	1.98%	Other Liabilities	$(364)	$(144)
Interest Rate Caps	108,900	July 2016 - November 2016	August 2019 - December 2019	3.00%	—	3.00%	Other Assets	22	185
	$190,056							$(342)	$41

Total asset derivatives								$2,661	$2,921
Total liability derivatives								$(3,468)	$(3,590)

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of (loss) income related to the effective portion recognized in other comprehensive income	$(644)	$1,474	$(2,652)	(12,624)
Amount of loss related to the effective portion subsequently reclassified to earnings	$—	$—	$—	$—
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its swaps, resulting in an acceleration of payment under the swaps.

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2017		December 31, 2016
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$250,194	$247,143	$276,163	$272,052
Mortgage and Other Notes Payable, net (a)	3	1,060,550	1,066,539	1,071,034	1,077,926
Investment in non-traded equity securities (b)	3	—	22,904	802	25,194
Unsecured notes payable and Unsecured line of credit, net (c)	2	558,620	559,978	434,636	435,779
__________

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

(b)	Represents Fund II’s cost-method investment in Albertson’s supermarkets (Note 4).

(c)
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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at September 30, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Commitments and Contingencies

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $93.1 million and $85.4 million as of September 30, 2017 and December 31, 2016, respectively.

At each of September 30, 2017 and December 31, 2016, the Company had letters of credit outstanding of $11.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares

The Company completed the following transactions in its common shares during the nine months ended September 30, 2017:

•	The Company withheld 4,314 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized Common Share and Common OP Unit-based compensation totaling $6.5 million in connection with Restricted Shares and Units (Note 13).

•
At the May 10 Shareholder Meeting, Shareholders approved an amendment to the Company’s Declaration of Trust to increase the authorized share capital of the Company from 100 million shares of beneficial interest to 200 million shares which became effective on July 24, 2017.

The Company completed the following transactions in its common shares during the year ended December 31, 2016:

•
The Company issued 4,500,000 Common Shares under its at-the-market (“ATM”) equity programs, generating gross proceeds of $157.6 million and net proceeds of $155.7 million. The Company has established a new ATM equity program, effective July 2016, with an additional aggregate offering amount of up to $250.0 million of gross proceeds from the sale of Common Shares, replacing its $200.0 million program that was launched in 2014. As of December 31, 2016 and September 30, 2017, there was $218.0 million remaining under this $250.0 million program.

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

Share Repurchases

The Company has a share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. There were no Common Shares repurchased by the Company during the nine months ended September 30, 2017 or the year ended December 31, 2016. Under this program the Company has repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of September 30, 2017, management may repurchase up to approximately $7.5 million of the Company’s outstanding Common Shares under this program.

Dividends and Distributions

On August 8, 2017, the Board of Trustees declared a regular quarterly cash dividend of $0.26 per Common Share, which was paid on October 13, 2017 to holders of record as of September 29, 2017.

On November 8, 2016, the Board of Trustees declared an increase of $0.01 to the regular quarterly cash dividend of $0.25 to $0.26 per Common Share, which was paid on January 13, 2017 to holders of record as of December 30, 2016. In addition, on November 8, 2016, the Board of Trustees declared a special cash dividend of $0.15 per Common Share with the same record and payment

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

date as the regular quarterly dividend. The special dividend is a result of the taxable capital gains for 2016 arising from property dispositions within the Funds.

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive (loss) income for the nine months ended September 30, 2017 and 2016 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2017	$(798)

Other comprehensive loss before reclassifications	(2,652)
Reclassification of realized interest on swap agreements	2,637
Net current period other comprehensive loss	(15)
Net current period other comprehensive loss attributable to noncontrolling interests	260
Balance at September 30, 2017	$(553)

Balance at January 1, 2016	$(4,463)

Other comprehensive loss before reclassifications	(12,624)
Reclassification of realized interest on swap agreements	3,396
Net current period other comprehensive loss	(9,228)
Net current period other comprehensive loss attributable to noncontrolling interests	847
Balance at September 30, 2016	$(12,844)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total

Balance at January 1, 2017	$95,422	$494,126	$589,548
Distributions declared of $0.78 per Common OP Unit	(4,805)	—	(4,805)
Net income (loss) for the period January 1 through September 30, 2017	2,816	(4,010)	(1,194)
Conversion of 61,150 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,086)	—	(1,086)
Other comprehensive income - unrealized loss on valuation of swap agreements	(68)	(726)	(794)
Reclassification of realized interest expense on swap agreements	116	418	534
Noncontrolling interest contributions	—	20,522	20,522
Noncontrolling interest distributions	—	(7,278)	(7,278)
Employee Long-term Incentive Plan Unit Awards	8,704	—	8,704
Rebalancing adjustment (d)	2,105	—	2,105
Balance at September 30, 2017	$103,204	$503,052	$606,256

Balance at January 1, 2016	$96,340	$324,526	$420,866
Distributions declared of $0.75 per Common OP Unit	(4,398)	—	(4,398)
Net income for the period January 1 through September 30, 2016	3,757	43,644	47,401
Conversion of 350,240 Common OP Units to Common Shares by limited partners of the Operating Partnership	(7,875)	—	(7,875)
Issuance of Common and Preferred OP Units to acquire real estate	29,336	—	29,336
Acquisition of noncontrolling interests (c)	—	(25,925)	(25,925)
Other comprehensive income - unrealized loss on valuation of swap agreements	(640)	(633)	(1,273)
Change in control of previously unconsolidated investment	—	(75,713)	(75,713)
Reclassification of realized interest expense on swap agreements	166	260	426
Noncontrolling interest contributions	—	204,412	204,412
Noncontrolling interest distributions	—	(50,849)	(50,849)
Employee Long-term Incentive Plan Unit Awards	10,983	—	10,983
Rebalancing adjustment (d)	(35,254)	—	(35,254)
Balance at September 30, 2016	$92,415	$419,722	$512,137
__________

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,341,397 and 3,308,875 Common OP Units at September 30, 2017 and 2016, respectively; (ii) 188 Series A Preferred OP Units at September 30, 2017 and 2016; (iii) 140,343 and 141,593 Series C Preferred OP Units at September 30, 2017 and 2016, respectively; and (iv) 2,274,147 and 1,997,099 LTIP units as of September 30, 2017 and 2016, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income in the table above.

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

Preferred OP Units

There were no issuances of Preferred OP Units and 1,250 Series C Preferred OP Units were exchanged for common shares of the Company during the nine months ended September 30, 2017.

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

During the first quarter of 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations.

11. Leases

Operating Leases

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to ninety-nine years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes.

The Company leases land at seven of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $2.8 million and $1.7 million (including capitalized ground rent at properties under development of $0.4 million and $0.2 million) for the nine months ended September 30, 2017 and 2016, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.7 million for each of the nine months ended September 30, 2017 and 2016, respectively.

Capital Lease

During 2016, the Company entered into a 49-year master lease at 991 Madison Avenue, which is accounted for as a capital lease. During the nine months ended September 30, 2017 and 2016, lease expense totaled $1.9 million and $1.0 million, respectively for this lease. The lease was initially valued at $76.6 million, which represents the total discounted payments to be made under the lease. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and (ii) rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space and ground leases, as of September 30, 2017, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2017 (Remainder)	$37,492	$1,144
2018	158,612	4,478
2019	153,722	4,488
2020	141,485	4,283
2021	125,794	4,240
Thereafter	666,865	189,051
Total	$1,283,970	$207,684

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

During the three and nine months ended September 30, 2017 and 2016, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended September 30, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$41,196	$21,482	$—	$—	$62,678
Depreciation and amortization	(14,746)	(11,906)	—	—	(26,652)
Property operating expenses, other operating and real estate taxes	(10,327)	(8,162)	—	—	(18,489)
Impairment of an asset	—	(3,840)	—	—	(3,840)
General and administrative expenses	—	—	—	(7,953)	(7,953)
Operating income (loss)	16,123	(2,426)	—	(7,953)	5,744
Gain on disposition of properties	—	12,972	—	—	12,972
Interest income	—	—	6,461	—	6,461
Equity in earnings (losses) of unconsolidated affiliates	805	3,196	—	—	4,001
Interest expense	(6,695)	(8,733)	—	—	(15,428)
Income tax provision	—	—	—	(465)	(465)
Net income (loss)	10,233	5,009	6,461	(8,418)	13,285
Net (income) loss attributable to noncontrolling interests	(353)	(65)	—	—	(418)
Net income attributable to Acadia	$9,880	$4,944	$6,461	$(8,418)	$12,867

Real estate at cost	$1,987,501	$1,492,894	$—	$—	$3,480,395
Total assets	$2,237,334	$1,605,429	$250,194	$—	$4,092,957
Acquisition of real estate	$—	$70,020	$—	$—	$70,020
Development and property improvement costs	$3,359	$54,180	$—	$—	$57,539

	As of or for the Three Months Ended September 30, 2016
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$36,376	$7,479	$—	$—	$43,855
Depreciation and amortization	(12,428)	(2,789)	—	—	(15,217)
Property operating expenses, other operating and real estate taxes	(11,612)	(2,903)	—	—	(14,515)
General and administrative expenses	—	—	—	(12,869)	(12,869)
Operating income	12,336	1,787	—	(12,869)	1,254
Interest income	—	—	7,245	—	7,245
Equity in earnings (losses) of unconsolidated affiliates	1,495	(1,597)	—	—	(102)
Interest expense	(6,431)	(1,551)	—	—	(7,982)
Income tax provision	—	—	—	(89)	(89)
Net income	7,400	(1,361)	7,245	(12,958)	326
Net income attributable to noncontrolling interests	60	5,726	—	—	5,786
Net income attributable to Acadia	$7,460	$4,365	$7,245	$(12,958)	$6,112

Real estate at cost	$1,832,863	$1,186,926	$—	$—	$3,019,789
Total assets	$2,097,386	$1,214,317	$266,816	$—	$3,578,519
Acquisition of real estate	$237,729	$36,600	$—	$—	$274,329
Development and property improvement costs	$7,296	$31,235	$—	$—	$38,531

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Nine Months Ended September 30, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$127,130	$57,051	$—	$—	$184,181
Depreciation and amortization	(46,719)	(30,526)	—	—	(77,245)
Property operating expenses, other operating and real estate taxes	(33,339)	(22,088)	—	—	(55,427)
Impairment of an asset	—	(3,840)	—	—	(3,840)
General and administrative expenses	—	—	—	(25,286)	(25,286)
Operating income	47,072	597	—	(25,286)	22,383
Gain on disposition of properties	—	12,972	—	—	12,972
Interest income	—	—	23,648	—	23,648
Equity in earnings of unconsolidated affiliates	2,348	18,696	—	—	21,044
Interest expense	(20,783)	(18,883)	—	—	(39,666)
Income tax provision	—	—	—	(1,017)	(1,017)
Net income	28,637	13,382	23,648	(26,303)	39,364
Net (income) loss attributable to noncontrolling interests	(1,157)	2,351	—	—	1,194
Net income attributable to Acadia	$27,480	$15,733	$23,648	$(26,303)	$40,558

Real estate at cost	$1,987,501	$1,492,894	$—	$—	$3,480,395
Total assets	$2,237,334	$1,605,429	$250,194	$—	$4,092,957
Acquisition of real estate	$—	$138,429	$—	$—	$138,429
Development and property improvement costs	$4,355	$80,199	$—	$—	$84,554

	As of or for the Nine Months Ended September 30, 2016
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$109,176	$26,642	$—	$—	$135,818
Depreciation and amortization	(37,629)	(9,115)	—	—	(46,744)
Property operating expenses, other operating and real estate taxes	(28,460)	(9,331)	—	—	(37,791)
General and administrative expenses	—	—	—	(30,742)	(30,742)
Operating income	43,087	8,196	—	(30,742)	20,541
Gain on disposition of properties	—	81,965	—	—	81,965
Interest income	—	—	19,298	—	19,298
Equity in earnings of unconsolidated affiliates	2,668	924	—	—	3,592
Interest expense	(20,308)	(4,609)	—	—	(24,917)
Income tax provision	—	—	—	(123)	(123)
Net income	25,447	86,476	19,298	(30,865)	100,356
Net income attributable to noncontrolling interests	(2,771)	(44,630)	—	—	(47,401)
Net income attributable to Acadia	$22,676	$41,846	$19,298	$(30,865)	$52,955

Real estate at cost	$1,832,863	$1,186,926	$—	$—	$3,019,789
Total assets	$2,097,386	$1,214,317	$266,816	$—	$3,578,519
Acquisition of real estate	$244,022	$48,887	$—	$—	$292,909
Development and property improvement costs	$17,518	$76,903	$—	$—	$94,421

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At September 30, 2017 a total of 1,756,288 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the nine months ended September 30, 2017, the Company issued 306,635 LTIP Units and 7,628 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, which was established as the market price of the Company’s Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $9.0 million, of which $2.2 million was recognized as compensation expense in 2016, and $6.8 million will be recognized as compensation expense over the remaining vesting period. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $6.5 million and $9.1 million for the nine months ended September 30, 2017 and 2016, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2017, the Company issued 11,814 Restricted Shares and 11,105 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 3,864 of the Restricted Shares and 5,805 of the LTIP Units will be on the first anniversary of the date of issuance and 7,950 of the Restricted Shares and 5,300 of the LTIP Units vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.7 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of September 30, 2017.

Compensation expense of $0.5 million and $1.5 million was recognized for the nine months ended September 30, 2017 and 2016, respectively, related to the Program in connection with Fund III.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2016	49,899	$25.90	1,020,121	$23.92
Granted	24,583	33.35	359,484	34.40
Vested	(24,886)	29.17	(522,680)	26.08
Forfeited	(189)	35.37	(48)	35.37
Unvested at December 31, 2016	49,407	27.92	856,877	26.99
Granted	19,442	29.85	317,740	29.12
Vested	(21,771)	30.91	(257,515)	28.58
Forfeited	(356)	35.56	—	—
Unvested at September 30, 2017	46,722	$27.28	917,102	$27.29

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the nine months ended September 30, 2017 and the year ended December 31, 2016 were $32.18 and $34.50, respectively. As of September 30, 2017, there was $16.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of Restricted Shares that vested for each of the nine months ended September 30, 2017 and the year ended December 31, 2016, was $0.7 million. The total fair value of LTIP Units that vested during the nine months ended September 30, 2017 and the year ended December 31, 2016, was $7.4 million and $13.6 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.3 million related to the following employee benefit plans for each of the nine months ended September 30, 2017 and 2016, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During the nine months ended September 30, 2017 and 2016, a total of 3,392 and 3,143 Common Shares, respectively, were purchased by employees under the Purchase Plan.

Deferred Share Plan

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Numerator:
Net income attributable to Acadia	$12,867	$6,112	$40,558	$52,955
Less: net income attributable to participating securities	(135)	(58)	(488)	(617)
Income from continuing operations net of income attributable to participating securities	$12,732	$6,054	$40,070	$52,338

Denominator:
Weighted average shares for basic earnings per share	83,699,850	78,448,643	83,665,749	74,049,523
Effect of dilutive securities:
Employee unvested restricted shares	—	3,034	3,577	7,861
Future equity issuance	—	169,020	—	75,582
Denominator for diluted earnings per share	83,699,850	78,620,697	83,669,326	74,132,966

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.15	$0.08	$0.48	$0.71

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	140,343	141,593	140,343	141,593
Series C Preferred OP Units - Common share equivalent	487,299	402,252	481,878	402,519

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. Subsequent Events

Financings

On October 20, 2017, Fund V obtained mortgage financing of $28.6 million for its recently acquired Hickory Ridge property (Note 2).

On October 31, 2017, Fund IV refinanced its bridge facility (Note 7), increasing its available credit to $41.8 million.

Dispositions

On October 13, 2017, Fund II sold its consolidated City Point Condominium Tower I property for $96.0 million, and repaid debt of $81.0 million. This property was classified as held for sale at September 30, 2017 (Note 2).

On October 3, 2017, Fund IV’s Broughton Street Portfolio venture (Note 4) sold its 301 W. Broughton, 101-103 W. Broughton and 125 E. Broughton properties for a total of $9.5 million.

Other

On October 25, 2017, Fund V called $45.8 million of capital, of which the Operating Partnership’s share was $9.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 30, 2017, we owned 182 properties, which we own or have an ownership interest in, within our Core Portfolio or Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. The following sets forth a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at September 30, 2017:

	Number of Properties		Operating Properties
	Development	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	2	33	696,646	93.1%
New York Metro	—	20	322,171	95.3%
San Francisco Metro	—	2	353,480	98.9%
Washington DC Metro	—	28	319,380	82.4%
Boston Metro	—	3	55,276	100.0%
Suburban	—	30	4,581,885	93.8%
Total Core Portfolio	2	116	6,328,838	93.6%
Acadia Share of Total Core Portfolio	2	116	5,279,121	94.2%

Fund Portfolio:
Fund II	1	2	740,667	64.6%
Fund III	2	4	53,379	80.8%
Fund IV	8	44	2,626,378	85.3%
Fund V	—	3	795,318	95.2%
Total Fund Portfolio	11	53	4,215,742	83.5%
Acadia Share of Total Fund Portfolio	11	53	4,041,652	83.8%

Total Core and Funds	13	169	10,544,580	89.6%
Acadia Share of Total Core and Funds	13	169	9,320,773	89.7%

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

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Investments

During the nine months ended September 30, 2017, within our Core and Fund portfolios we invested in six properties as follows (Note 2):

•	On August 4, 2017, Fund V acquired a consolidated suburban shopping center in Canton, Michigan for $26.0 million referred to as “New Towne Plaza.”

•	On July 27, 2017, Fund V acquired a consolidated suburban shopping center in Hickory, North Carolina for $44.0 million referred to as “Hickory Ridge.”

•	On June 30, 2017, Fund IV exchanged a $9.0 million note receivable (Note 3) for a shopping center located in Windham, Maine referred to as “Shaw’s Plaza – Windham.”

•	On June 5, 2017, Fund V acquired a consolidated suburban shopping center in Santa Fe, New Mexico for $35.2 million referred to as “Plaza Santa Fe.”

•	On March 13, 2017 Fund IV acquired a consolidated shopping center for $35.4 million referred to as “Lincoln Place.”

•
In our Core portfolio one of our investments, in which we hold a 20% interest (Note 4), acquired a property in Alexandria, Virginia for $3.0 million referred to as “907 King Street” on January 4, 2017.

Dispositions of Real Estate

During the nine months ended September 30, 2017, within our Funds we sold five properties for an aggregate sales price of $106.1 million and our proportionate share of the aggregate gains was $6.9 million as follows (Note 2, Note 4):

•
On September 11, 2017, Fund II sold a consolidated property, 216th Street, for $30.6 million and recognized a gain of $6.5 million, of which our share was $1.8 million net of amounts attributable to noncontrolling interests.

•
On July 6, 2017, Fund III sold a consolidated property, New Hyde Park Shopping Center, for $22.1 million and recognized a gain of $6.4 million, of which our share was $1.6 million net of amounts attributable to noncontrolling interests.

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

Financings

During the nine months ended September 30, 2017, we obtained aggregate financing of $318.3 million including (Note 7):

•	We obtained an aggregate of $128.3 million in financings with nine new non-recourse mortgages, primarily for Fund IV.

•	On September 30, 2017, Fund II closed on a new $40.0 million loan.

•	On May 4, 2017, Fund V closed on a new $150.0 million subscription line.

•	We also repaid six mortgages aggregating $112.5 million.

Structured Financing

During the nine months ended September 30, 2017 (Note 3):

•	We exchanged $16.0 million of our $153.4 million note receivable plus accrued interest for an additional 38.89% undivided interest in Brandywine Market Square (Note 4).

•
We received full settlement of a $12.0 million note receivable plus $4.8 million interest and fees thereon. The note had previously been in default and was settled in bankruptcy proceedings during the second quarter.

•	We funded an additional $10.0 million on an existing note receivable.

•	Fund IV exchanged a $9.0 million note receivable plus accrued interest of $0.1 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments. During the year ended December 31, 2016, we revised how we allocate general and administrative and income tax expenses among our segments. All prior periods presented herein have been revised to conform to this new presentation.

Comparison of Results for the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

The results of operations by reportable segment for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$41.2	$21.5	$—	$62.7	$36.4	$7.5	$—	$43.9	$4.8	$14.0	$—	$18.8
Depreciation and amortization	(14.7)	(11.9)	—	(26.7)	(12.4)	(2.8)	—	(15.2)	2.3	9.1	—	11.5
Property operating expenses, other operating and real estate taxes	(10.3)	(8.2)	—	(18.5)	(11.6)	(2.9)	—	(14.5)	(1.3)	5.3	—	4.0
Impairment of an asset	—	(3.8)	—	(3.8)	—	—	—	—	—	3.8	—	3.8
General and administrative expenses	—	—	—	(8.0)	—	—	—	(12.9)	—	—	—	(4.9)
Operating income (loss)	16.1	(2.4)	—	5.7	12.3	1.8	—	1.3	3.8	(4.2)	—	4.4
Gain on disposition of properties	—	13.0	—	13.0	—	—	—	—	—	13.0	—	13.0
Interest income	—	—	6.5	6.5	—	—	7.2	7.2	—	—	(0.7)	(0.7)
Equity in earnings (losses) of unconsolidated affiliates	0.8	3.2	—	4.0	1.5	(1.6)	—	(0.1)	(0.7)	4.8	—	4.1
Interest expense	(6.7)	(8.7)	—	(15.4)	(6.4)	(1.6)	—	(8.0)	0.3	7.1	—	7.4
Income tax provision	—	—	—	(0.5)	—	—	—	(0.1)	—	—	—	(0.4)
Net income (loss)	10.2	5.0	6.5	13.3	7.4	(1.4)	7.2	0.3	2.8	6.4	(0.7)	13.0
Net (income) loss attributable to noncontrolling interests	(0.4)	(0.1)	—	(0.4)	0.1	5.7	—	5.8	0.5	5.8	—	6.2
Net income attributable to Acadia	$9.9	$4.9	$6.5	$12.9	$7.5	$4.4	$7.2	$6.1	$2.4	$0.5	$(0.7)	$6.8

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased by $2.4 million for the three months ended September 30, 2017 compared to the prior year period as a result of the changes as further described below.

Revenues from our Core Portfolio increased by $4.8 million for the three months ended September 30, 2017 compared to the prior year period due to property acquisitions in 2016 (Note 2).

Depreciation and amortization for our Core Portfolio increased by $2.3 million for the three months ended September 30, 2017 compared to the prior year period due to property acquisitions in 2016.

Property operating, other operating expenses and real estate taxes for our Core Portfolio decreased by $1.3 million for the three months ended September 30, 2017 compared to the prior year period primarily due to acquisition related costs attributable to property acquisitions in 2016.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased by $0.5 million for the three months ended September 30, 2017 compared to the prior year period as a result of the changes described below.

Revenues from the Funds increased by $14.0 million for the three months ended September 30, 2017 compared to the prior year period due to property acquisitions in 2016 and 2017 as well as substantially all of the City Point development project being placed in service in 2017 (Note 2).

Depreciation and amortization for the Funds increased by $9.1 million for the three months ended September 30, 2017 compared to the prior year period due to the acquisitions in 2016 and 2017 as well as substantially all of the City Point development project being placed in service in 2017.

Property operating, other operating expenses and real estate taxes for the Funds increased by $5.3 million for the three months ended September 30, 2017 compared to the prior year period due to the acquisitions in 2016 and 2017.

Impairment of an asset during the three months ended September 30, 2017 was comprised of a $3.8 million charge related to a property classified as held for sale in 2017 (Note 8).

Gain on disposition of properties for the Funds increased by $13.0 million for the three months ended September 30, 2017 compared to the prior year period due to the sale of 216th street in Fund II and New Hyde Park Shopping Center in Fund III in 2017 (Note 2).

Equity in earnings of unconsolidated affiliates for the Funds increased by $4.8 million for the three months ended September 30, 2017 compared to the prior year period due to distribution in excess of our carrying value related to Fund II’s investment in Mervyns and Albertson’s.

Interest expense for the Funds increased $7.1 million for the three months ended September 30, 2017 compared to the prior year period due to $2.6 million less interest capitalized in 2017, a $2.4 million increase related to higher average outstanding borrowings in 2017, a $1.4 million increase related to higher average interest rates in 2017, and $0.7 million increase related to amortization of higher loan costs in 2017.

Net loss attributable to noncontrolling interests in the Funds decreased by $5.8 million for the three months ended September 30, 2017 compared to the prior year period primarily due to the gain on disposition of properties discussed above.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.”

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. General and administrative expenses decreased by $4.9 million primarily as a result of the acceleration of equity-based compensation awards related to retirements in 2016.

Comparison of Results for the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

The results of operations by reportable segment for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 are summarized in the table below (in millions, totals may not add due to rounding):

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$127.1	$57.1	$—	$184.2	$109.2	$26.6	$—	$135.8	$17.9	$30.5	$—	$48.4
Depreciation and amortization	(46.7)	(30.5)	—	(77.2)	(37.6)	(9.1)	—	(46.7)	9.1	21.4	—	30.5
Property operating expenses, other operating and real estate taxes	(33.3)	(22.1)	—	(55.4)	(28.5)	(9.3)	—	(37.8)	4.8	12.8	—	17.6
Impairment of an asset	—	(3.8)	—	(3.8)	—	—	—	—	—	3.8	—	3.8
General and administrative expenses	—	—	—	(25.3)	—	—	—	(30.7)	—	—	—	(5.4)
Operating income	47.1	0.6	—	22.4	43.1	8.2	—	20.5	4.0	(7.6)	—	1.9
Gain on disposition of properties	—	13.0	—	13.0	—	82.0	—	82.0	—	(69.0)	—	(69.0)
Interest income	—	—	23.6	23.6	—	—	19.3	19.3	—	—	4.3	4.3
Equity in earnings of unconsolidated affiliates	2.3	18.7	—	21.0	2.7	0.9	—	3.6	(0.4)	17.8	—	17.4
Interest expense	(20.8)	(18.9)	—	(39.7)	(20.3)	(4.6)	—	(24.9)	0.5	14.3	—	14.8
Income tax provision	—	—	—	(1.0)	—	—	—	(0.1)	—	—	—	(0.9)
Net income	28.6	13.4	23.6	39.4	25.4	86.5	19.3	100.4	3.2	(73.1)	4.3	(61.0)
Net (income) loss attributable to noncontrolling interests	(1.2)	2.4	—	1.2	(2.8)	(44.6)	—	(47.4)	(1.6)	(47.0)	—	(48.6)
Net income attributable to Acadia	$27.5	$15.7	$23.6	$40.6	$22.7	$41.8	$19.3	$53.0	$4.8	$(26.1)	$4.3	$(12.4)

Core Portfolio

Segment net income attributable to Acadia for our Core Portfolio increased by $4.8 million for the nine months ended September 30, 2017 compared to the prior year period as a result of the changes as further described below.

Revenues from our Core Portfolio increased by $17.9 million for the nine months ended September 30, 2017 compared to the prior year period due to property acquisitions in 2016 as well as the accrual of reimbursements in the current year period related to a real estate tax reassessment for certain properties for $1.8 million, see below.

Depreciation and amortization for our Core Portfolio increased by $9.1 million for the nine months ended September 30, 2017 compared to the prior year period due to property acquisitions in 2016.

Property operating, other operating expenses and real estate taxes for our Core Portfolio increased by $4.8 million for the nine months ended September 30, 2017 compared to the prior year period with $3.0 million due to property acquisitions in 2016 and $1.8 million due to an increased real estate tax reassessment for certain properties.

Net income attributable to noncontrolling interests in our Core Portfolio decreased by $1.6 million for the nine months ended compared to the prior year period primarily due to the change in control of the Brandywine Portfolio during 2016 (Note 4).

Funds

Segment net income attributable to Acadia for the Funds decreased by $26.1 million for the nine months ended September 30, 2017 compared to the prior year period as a result of the changes described below.

Revenues from the Funds increased by $30.5 million for the nine months ended September 30, 2017 compared to the prior year period primarily due to $16.0 million from property acquisitions in 2016 and 2017 as well as $11.6 million from substantially all of the City Point development project being placed in service during 2017 (Note 2).

Depreciation and amortization for the Funds increased by $21.4 million for the nine months ended September 30, 2017 compared to the prior year period primarily due to $12.5 million from the acquisitions in 2016 and 2017 as well as $9.3 million from substantially all of the City Point development project being placed in service during 2017.

Property operating, other operating expenses and real estate taxes for the Funds increased by $12.8 million for the nine months ended September 30, 2017 compared to the prior year period due to acquisitions in 2016 and 2017 as well as substantially all of the City Point development project being placed in service during 2017.

Impairment of an asset during the nine months ended September 30, 2017 was comprised of a $3.8 million charge related to a property classified as held for sale in 2017 (Note 8).

Gain on disposition of properties for the Funds decreased by $69.0 million for the nine months ended September 30, 2017 compared to the prior year period (Note 2). Gains during the current year period comprised $6.5 million from the sale of Fund II’s 216th Street and $6.4 million from the sale of Fund III’s New Hyde Park. Gains during the prior year period comprised $16.6 million from the sale of Fund III’s Heritage Shops and $65.4 million from the sale of a 65% interest in Cortlandt Town Center.

Equity in earnings of unconsolidated affiliates for the Funds increased by $17.8 million for the nine months ended September 30, 2017 compared to the prior year period primarily due to the Fund’s proportionate share of $11.5 million from the sales of 1701 Belmont Avenue, Arundel Plaza and 2819 Kennedy Boulevard during the current year period as well as distributions in excess of our carrying value related to investments in Mervyn’s and Albertsons (Note 4).

Interest expense for the Funds increased by $14.3 million for the nine months ended September 30, 2017 compared to the prior year period due to a $5.1 million increase related to higher average outstanding borrowings in 2017, a $4.6 million increase related to higher average interest rates in 2017, and $2.7 million less interest capitalized and a $1.9 million increase in amortization of additional loan costs in 2017.

Net income attributable to noncontrolling interests in the Funds decreased by $47.0 million for the nine months ended September 30, 2017 compared to the prior year period primarily due to the gain on disposition of properties discussed above.

Structured Financing

Interest income and segment net income attributable to Acadia from Structured Financing increased by $4.3 million for the nine months ended September 30, 2017 compared to the prior year period primarily due to the recognition of default interest of $3.6 million during the current year period on a past due note (Note 3) and new loans originated during 2016.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. General and administrative expenses decreased by $5.4 million primarily as a result of the acceleration of equity-based compensation awards related to retirements as well as increased compensation expense in 2016, which included $3.0 million related to the Program (Note 13).

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Operating Income	$5,744	$1,254	$22,383	$20,541
Add back:
General and administrative	7,953	12,869	25,286	30,742
Impairment of an asset	3,840	—	3,840	—
Depreciation and amortization	26,652	15,217	77,245	46,744
Less:
Above/below market rent, straight-line rent and other adjustments	(4,728)	—	(14,671)	(5,900)
Consolidated NOI	39,461	29,340	114,083	92,127

Noncontrolling interest in consolidated NOI	(8,877)	(3,400)	(22,462)	(15,600)
Less: Operating Partnership's interest in Fund NOI included above	(2,569)	(900)	(6,545)	(3,400)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	4,728	4,764	14,415	11,818
NOI - Core Portfolio	$32,743	$29,804	$99,491	$84,945
__________

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods.

The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Core Portfolio NOI	$32,743	$29,804	$99,491	$84,945
Less properties excluded from Same-Property NOI	(7,090)	(4,149)	(23,159)	(9,142)
Same-Property NOI	$25,653	$25,655	$76,332	$75,803

Percent change from prior year period	—%		0.7%

Components of Same-Property NOI:
Same-Property Revenues	$34,454	$33,479	$103,706	$99,193
Same-Property Operating Expenses	(8,801)	(7,824)	(27,374)	(23,390)
Same-Property NOI	$25,653	$25,655	$76,332	$75,803

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three and nine months ended September 30, 2017. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017

Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	15	15	54	54
GLA commencing	$61,254	$61,254	$399,149	$399,149
New base rent	$22.02	$22.59	$23.47	$24.08
Expiring base rent	$20.62	$19.79	$21.76	$20.54
Percent growth in base rent	6.8%	14.1%	7.9%	17.2%
Average cost per square foot	$11.15	$11.15	$6.87	$6.87
Weighted average lease term (years)	6.9	6.9	5.1	5.1
__________

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

A reconciliation of net income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

(dollars in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Acadia	$12,867	$6,112	$40,558	$52,955

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	20,309	16,340	62,935	45,780
Impairment of an asset	1,088	—	1,088	—
Gain on sale (net of noncontrolling interests’ share)	(2,294)	—	(5,789)	(19,257)
Income attributable to Common OP Unit holders	758	370	2,400	3,334
Distributions - Preferred OP Units	138	6	415	417
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$32,866	$22,828	$101,607	$83,229

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	83,699,850	78,448,643	83,665,749	74,049,523
Weighted-average OP Units outstanding	4,736,815	4,343,460	4,749,057	4,421,816
Basic weighted-average shares outstanding, FFO	88,436,665	82,792,103	88,414,806	78,471,339
Assumed conversion of Preferred OP Units to common shares	512,366	25,067	506,944	427,586
Assumed conversion of options, LTIP units and restricted share units to common shares	51,143	346,105	77,392	239,264
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	89,000,174	83,163,275	88,999,142	79,138,189

Diluted Funds from operations, per Common Share and Common OP Unit	$0.37	$0.27	$1.14	$1.05

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the nine months ended September 30, 2017, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $77.8 million. This amount included a $13.3 million special dividend that was paid in January 2017, which related to the Operating Partnership’s share of cash proceeds from property distributions during 2016. The balance of the distribution was funded from the Operating Partnership’s share of operating cash flow.

Distributions of $6.3 million were made to noncontrolling interests in Fund III during the nine months ended September 30, 2017. These resulted from proceeds related to the dispositions of New Hyde Park Shopping Center (Note 2) and Arundel Plaza (Note 4).

Investments in Real Estate

During the nine months ended September 30, 2017, within our Core and Fund portfolios we acquired six properties aggregating $152.8 million as follows:

•	Fund V acquired three consolidated properties totaling $105.2 million (Note 2);

•	Fund IV acquired a consolidated property for $35.4 million (Note 2);

•	Fund IV acquired a consolidated property in exchange for a $9.2 million note receivable and accrued interest (Note 3); and

•	In our Core portfolio, our Renaissance investment, in which we hold a 20% interest, we acquired a $3.0 million property (Note 4).

Capital Commitments

During the nine months ended September 30, 2017, we made capital contributions of $6.0 million to Fund IV in connection with acquisitions and development costs. Capital contributed will be used by the Funds to acquire and operate real estate assets. At September 30, 2017, our share of the remaining capital commitments to our Funds aggregated $149.9 million as follows:

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

•	$32.2 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our original share was $122.5 million.

•	$104.5 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our initial share is $104.5 million.

Development Activities

During the nine months ended September 30, 2017, capitalized costs associated with development activities totaled $84.6 million. These costs primarily related to Fund II’s City Point project. At September 30, 2017, we had 13 properties under development for which the estimated total cost to complete these projects through 2020 was $102.0 million to $144.0 million and our share was approximately $34.1 million to $46.0 million.

Debt

A summary of our consolidated debt is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Total Debt - Fixed and Effectively Fixed Rate	$869,829	$860,484
Total Debt - Variable Rate	749,342	645,186
	1,619,171	1,505,670
Net unamortized debt issuance costs	(17,205)	(18,288)
Unamortized premium	881	1,336
Total Indebtedness	$1,602,847	$1,488,718

As of September 30, 2017, our consolidated outstanding mortgage and notes payable aggregated $1,619.2 million, excluding unamortized premium of $0.9 million and unamortized loan costs of $17.2 million, and were collateralized by 45 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 5.89% with maturities that ranged from October 15, 2017, to April 15, 2035. Taking into consideration $454.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $869.8 million of the portfolio debt, or 53.7%, was fixed at a 3.70% weighted-average interest rate and $749.3 million, or 46.3% was floating at a 3.30% weighted average interest rate as of September 30, 2017.

There is $173.0 million of debt maturing in 2017 at a weighted-average interest rate of 3.15%; there is $1.7 million of scheduled principal amortization due in 2017; and our share of scheduled remaining 2017 principal payments and maturities on our unconsolidated debt was $5.9 million at September 30, 2017. In addition, $88.3 million of our total consolidated debt and $2.2 million of our pro-rata share of unconsolidated debt will become due in 2018. As it relates to the maturing debt in 2017 and 2018, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties and (v) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at September 30, 2017 totaled $48.3 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for general corporate purposes. There were no issuances of equity under the ATM program during the nine months ended September 30, 2017.

Fund Capital

During the nine months ended September 30, 2017, noncontrolling interest capital contributions to Fund IV of $20.1 million were primarily used to fund recent acquisitions and development activities. At September 30, 2017, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $40.2 million, $107.1 million and $415.5 million, respectively.

Asset Sales

During the nine months ended September 30, 2017, within our Fund portfolio we sold two consolidated and three unconsolidated properties for an aggregate sales price of $106.1 million and recognized aggregate gains of $30.7 million as follows (Note 2, Note 4):

•
Fund II sold a consolidated property, 216th Street, for $30.6 million for which the gain was $6.5 million, of which our proportionate share was $1.8 million, net of amounts attributable to noncontrolling interests.

•
Fund III sold a consolidated property, New Hyde Park Shopping Center, for $22.1 million for which the gain was $6.4 million, of which our proportionate share was $1.6 million, net of amounts attributable to noncontrolling interests.

•	Fund III sold its Arundel Plaza property for $28.8 million and recognized a gain on disposition of properties of $8.2 million of which our proportionate share was $1.3 million;

•	Fund IV sold its 2819 Kennedy Boulevard property for $19.0 million and recognized a gain of $6.3 million of which our proportionate share was $1.4 million; and

•	Fund IV sold its 1701 Belmont Avenue property for $5.6 million and recognized a gain of $3.3 million of which our proportionate share was $0.8 million.

Structured Financing Repayments

There are no scheduled principal collections on our structured financing portfolio (Note 3) for the remainder of 2017.

Financing and Debt

As of September 30, 2017, we had $126.1 million of additional capacity under existing revolving debt facilities. In addition, at that date we had 65 unleveraged consolidated properties with an aggregate carrying value of approximately $1.4 billion and 26 unleveraged unconsolidated properties for which our share of the carrying value was $94.0 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2017 with the cash flow for the nine months ended September 30, 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016	Variance
Net cash provided by operating activities	$84.4	$56.5	$27.9
Net cash used in investing activities	(146.3)	(375.7)	229.4
Net cash provided by financing activities	38.3	295.7	(257.4)
(Decrease) increase in cash and cash equivalents	$(23.6)	$(23.5)	$(0.1)

Operating Activities

Our operating activities provided $27.9 million more cash during the nine months ended September 30, 2017, primarily due to additional cash flow from 2016 and 2017 Core and Fund acquisitions.

Investing Activities

During the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, our investing activities used $229.4 million less cash, primarily due to (i) $162.3 million less cash used for the acquisition of real estate, (ii) $137.8 million less cash used for the issuance of notes receivable, (iii) $63.6 million less cash used for investments and advances to unconsolidated investments, and (iv) $9.9 million less cash used for development and property improvement costs. These items were partially offset by (i) $77.7 million less cash received from the disposition of properties, including unconsolidated affiliates, (ii) $38.3 million less cash received from return of capital from unconsolidated affiliates, and (iii) $30.8 million less cash received from repayments of notes receivable.

Financing Activities

Our financing activities provided $257.4 million less cash during the nine months ended September 30, 2017, primarily from (i) $357.3 million less cash received from the issuance of Common Shares and (ii) a decrease in cash of $183.9 million from capital contributions from noncontrolling interests. These items were partially offset by (i) an increase of $236.4 million of cash provided from net borrowings and (ii) a decrease of $61.8 million in cash distributions to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of September 30, 2017 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,619.2	$261.6	$770.9	$335.6	$251.1
Interest obligations on debt	228.9	61.2	99.2	36.7	31.9
Lease obligations (a)	207.7	4.5	8.9	8.5	185.8
Construction commitments (b)	93.1	93.1	—	—	—
Total	$2,148.9	$420.4	$879.0	$380.8	$468.8
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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership Ownership Percentage	Operating Partnership Pro-rata Share of Mortgage Debt
Investment			Interest Rate at September 30, 2017	Maturity Date
Promenade at Manassas	22.8%	$5.7	2.93%	November 2017
230/240 W. Broughton	11.6%	1.2	4.23%	May 2018
Eden Square	22.8%	5.1	3.38%	June 2020
650 Bald Hill	22.8%	1.5	3.88%	April 2020
Gotham Plaza	49.0%	10.1	2.83%	June 2023
Renaissance Portfolio	20.0%	32.0	2.93%	August 2023
Crossroads	49.0%	33.1	3.94%	October 2024
840 N. Michigan	88.4%	65.0	4.23%	February 2025
Georgetown Portfolio	50.0%	8.5	4.72%	December 2027
Total		$162.2

One of our unconsolidated affiliates is a party to an interest rate LIBOR swap with a notional value of $20.6 million, which effectively fixes the interest rate at 3.49% and matures in June 2023.

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

Information as of September 30, 2017

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of September 30, 2017, we had total mortgage and other notes payable of $1,619.2 million, excluding the unamortized premium of $0.9 million and unamortized loan costs of $17.2 million, of which $869.8 million, or 53.7% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $749.3 million, or 46.3%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of September 30, 2017, we were party to 26 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $454.8 million and $196.4 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of September 30, 2017 concerning our long-term debt obligations on a pro-rata share basis, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$1.0	$5.8	$6.8	6.0%
2018	3.2	40.1	43.3	2.9%
2019	3.1	—	3.1	—%
2020	3.3	109.0	112.3	2.6%
2021	3.4	200.0	203.4	2.5%
Thereafter	20.9	202.7	223.6	3.6%
	$34.9	$557.6	$592.5

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$0.2	$35.8	$36.0	2.6%
2018	0.6	13.0	13.6	3.8%
2019	0.6	52.0	52.6	4.0%
2020	0.5	112.4	112.9	4.1%
2021	0.4	12.0	12.4	3.7%
Thereafter	0.1	16.2	16.3	3.1%
	$2.4	$241.4	$243.8

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2017 (Remainder)	$0.2	$5.7	$5.9	2.6%
2018	1.0	1.2	2.2	4.2%
2019	1.0	—	1.0	—%
2020	1.6	6.4	8.0	2.2%
2021	1.1	—	1.1	—%
Thereafter	3.7	140.3	144.0	3.9%
	$8.6	$153.6	$162.2

During the remainder of 2017, $174.7 million of our total consolidated debt and $5.9 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $88.3 million of our total consolidated debt and $2.2 million of our pro-rata share of unconsolidated debt will become due in 2018. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $2.6 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. Interest expense on our variable-rate debt of $749.3 million, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2017, would increase $7.5 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.2 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of September 30, 2017, the fair value of our total consolidated outstanding debt would decrease by approximately $17.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $19.6 million.

As of September 30, 2017, and December 31, 2016, we had consolidated notes receivable of $250.2 million and $276.2 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of September 30, 2017, the fair value of our total outstanding notes receivable would decrease by approximately $3.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $3.7 million.

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

Changes in Market Risk Exposures from 2016 to 2017

Our interest rate risk exposure from December 31, 2016, to September 30, 2017, has increased on an absolute basis, as the $645.2 million of variable-rate debt as of December 31, 2016, has increased to $749.3 million as of September 30, 2017. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 42.9% of our consolidated debt as of December 31, 2016, and was increased to 46.3% as of September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure Controls and Procedures Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2017, at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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
Dated: November 3, 2017

