Form 10-K
period 2017-12-31
ACADIA REALTY TRUST
filed 2018-02-27
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Shares of Beneficial Interest, $0.001 par value
(Title of Class)
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

YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 139a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,347.5 million, based on a price of $28.06 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 20, 2018 was 83,735,086.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Shareholders presently scheduled to be held May 10, 2018 to be filed pursuant to Regulation 14A.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (the “Report”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.
SPECIAL NOTE REGARDING CERTAIN REFERENCES
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part II, Item 8. Financial Statements.

PART I

ITEM 1.	BUSINESS.

GENERAL

Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our” and “Company” refer to the Trust and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, development and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States. We currently own, or have an ownership interest in these properties through our Core Portfolio and our Funds (each as defined below).

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2017, the Trust controlled 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units,” respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT.”

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

•
Generate additional growth through our Funds in which we co-invest with high-quality institutional investors. Our Fund strategy focuses on opportunistic yet disciplined acquisitions with high inherent opportunity for the creation of additional value, execution on this opportunity and the realization of value through the sale of these assets. In connection with this strategy, we focus on:

◦	value-add investments in street retail properties, located in established and “next-generation” submarkets, with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real estate anchored by distressed retailers, and

◦	other opportunistic acquisitions, which vary based on market conditions and may include high-yield acquisitions and purchases of distressed debt.

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

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, development, leasing and management of retail real estate by establishing discretionary opportunity funds. Our Fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched five funds (“Funds”); Acadia Strategic Opportunity Fund, LP (“Fund I,” which was liquidated in 2015), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”) and Acadia Strategic Opportunity Fund V LLC (“Fund V,” and our “current fund”). Due to our level of control, we consolidate these Funds for financial reporting purposes. Fund I and Fund II have also included investments in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise, and are referred to as, the Company's Retailer Controlled Property Venture (“RCP Venture”).

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns I and II and earns priority distributions or fees for asset management, property management, construction, development, leasing and legal services. Cash flows from the Funds and the RCP Venture are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flows are distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership).

See Note 1 in the Notes to Consolidated Financial Statements, included in Item 8 of this Report (“Notes to Consolidated Financial Statements”), for a detailed discussion of the Funds.

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage within our Core Portfolio, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property development with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk through the use of fixed-rate debt and, where we use variable-rate debt, through the use of certain derivative instruments, including London Interbank Offered Rate (“LIBOR”) swap agreements and interest rate caps as discussed further in Item 7A. of this Form 10-K.

We launched an at-the-market (“ATM”) equity issuance program in 2012 which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” a portion of the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for other general corporate purposes.

Common Share issuances for each of the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

(shares and dollars in millions)	2017	2016	2015

ATM Issuance
Common Shares issued	—	4.5	2.0
Gross proceeds	$—	$157.6	$65.6
Net proceeds	$—	$155.7	$64.4

Follow-on Offering Issuances
Common Shares issued	—	8.4	—
Gross proceeds	$—	$302.0	$—
Net proceeds	$—	$296.6	$—

During 2016, we also issued OP Units equating to 0.9 million Common Shares in connection with the acquisition of properties. See Note 10 for further details.

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

During the year ended December 31, 2017, we exchanged a portion of our Core notes receivable to acquire interests in two properties we previously had undivided interests in. As a result, we increased our ownership in each property, one of which we now consolidate. See Note 2 and Note 4, for a detailed discussion of these transactions and Item 2. Properties for a description of the other properties in our Core Portfolio.

As we typically hold our Core Portfolio properties for long-term investment, we periodically review the portfolio and implement programs to renovate and re-tenant targeted properties to enhance their market position. This in turn is expected to strengthen the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing properties with greater potential for capital appreciation. During 2017, there were no dispositions within the Core Portfolio.

We also make investments in first mortgages and other notes receivable collateralized by real estate, (“Structured Finance Program”) either directly or through entities having an ownership interest therein. During 2017, we made investments totaling $10.0 million in this program and as of December 31, 2017 had $101.7 million invested in this program and we exchanged a portion of our notes receivable for interests in two properties as described above. See Note 3, for a detailed discussion of our Structured Finance Program.

Funds

Acquisitions

See Note 2 for a detailed discussion of these acquisitions.

Fund IV – During 2017, Fund IV acquired two consolidated properties for an aggregate purchase price of $44.5 million.

Fund V – During 2017, Fund V acquired four consolidated properties for an aggregate purchase price of $167.2 million.

Dispositions

See Note 2 and Note 4 for a detailed discussion of our consolidated and unconsolidated dispositions, respectively.

Fund II – During 2017, Fund II sold three consolidated properties for an aggregate of $232.3 million.

Fund III – During 2017, Fund III sold one consolidated property for $22.1 million and one unconsolidated property for $28.8 million.

Fund IV – During 2017, Fund IV sold one consolidated property for $27.0 million and seven unconsolidated properties for an aggregate sales price of $35.6 million.

Development Activities

As part of our investing strategy, we invest in real estate assets that may require significant development. As of December 31, 2017, there were two Core and four Fund development projects, consisting of five consolidated properties and one unconsolidated property. During the year ended December 31, 2017, the Company placed five consolidated and three unconsolidated properties into service, reclassified one consolidated property as held for sale and placed one consolidated property into development. See Item 2. Properties—Development Activities and Note 2.

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

ENVIRONMENTAL LAWS

For information relating to environmental laws that may have an impact on our business, please see “Item 1A. Risk Factors— We are exposed to possible liability relating to environmental matters.”

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

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100. As of December 31, 2017, we had 118 employees, of which 97 were located at our executive office and 21 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

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

Set forth below are the risk factors that we believe are material to our investors. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The occurrence of any of the following risks could adversely affect our business, results of operations, financial condition and value of our Common Shares. In such case, the value of our Common Shares and the trading price of our securities could decline, and you may lose all or a significant part of your investment. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed in the beginning of this Form 10-K.

The following risk factors are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for material updates to these risk factors.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of certain key tenants that occupy space at more than one property. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See “Item 2. Properties—Major Tenants” in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

We own properties which are supported by “anchor” tenants. Anchor tenants pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a similar tenant, or one with equal consumer attraction, could adversely affect the entire shopping center primarily through the loss of customer drawing power. This can also occur through the exercise of the right that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term (“going dark”), as would the departure of a “shadow” anchor tenant that is owned by another landlord. In addition, in the event that certain anchor tenants cease to occupy a property, such an action may result in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property (“co-tenancy”). Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See “Item 2. Properties—Major

Tenants” in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

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

Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection, typically under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 Bankruptcy”). Pursuant to bankruptcy law, tenants have the right to reject some or all of their leases. In the event a tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final bankruptcy plan and the availability of funds to pay its creditors.

Our experience shows that there can be no assurance that one or more of our major tenants will be immune from bankruptcy.

We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See “Item 2. Properties—Lease Expirations” in this Annual Report on Form 10-K for additional information as to the scheduled lease expirations in our portfolio.

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

The use of the internet by consumers continues to gain in popularity. The migration toward e-commerce is expected to continue. This increase in internet sales could result in a downturn in the business of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space.

While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “bricks and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market because of the illiquid nature of real estate (See the Risk Factor entitled, “Our ability to change our portfolio is limited because real estate investments are illiquid” below), our occupancy levels and financial results could suffer.

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

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions. In addition, the Code contains restrictions on a REITs ability to dispose of properties that are not applicable to other types of real estate companies. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but our Board of Trustees currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. As discussed under the heading “Our Board of Trustees may change our investment policy without shareholder approval” below, we could change our investment, disposition and financing policies and objectives without a vote of our shareholders, but such change may be delayed or more difficult to implement due to the illiquidity of real estate.

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

We have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2017, our outstanding indebtedness was $1,438.4 million, of which $538.7 million was variable rate indebtedness. None of our Declaration of Trust, our bylaws or any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our financial obligations and in an increase in debt service requirements. This in turn could adversely affect our financial condition, results of operations and our ability to make distributions.

Variable rate debt exposes us to changes in interest rates. Interest expense on our variable rate debt as of December 31, 2017 would increase by $5.4 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.

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

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 34% and 27% of the annual base rents within our Core Portfolio, respectively and 34% and 6% of annual base rents within our Funds, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in these areas occur.

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

We intend to continue the selective development and construction of retail properties, with our project at City Point currently being our largest development project (see “Item 1. Business—Investing Activities–Funds–Development Activities” for a description of the City Point project).

As opportunities arise, we may delay construction until sufficient pre-leasing is reached and financing is in place. Our development and construction activities include risks that:

•	We may abandon development opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed our original estimates;

•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	Financing for development of a property may not be available to us on favorable terms;

•	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs, including labor and material costs; and

•	We may not be able to obtain, or may experience delays in obtaining necessary zoning and land use approvals as well as building, occupancy and other required governmental permits and authorizations.

In addition, the entitlement and development of real estate entails extensive approval processes, sometimes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. Compliance with these and other regulations and standards is time intensive and costly and may require additional long range infrastructure review and approvals which can add to project cost. In addition, development of properties containing delineated wetlands may require one or more permits from the U.S. federal government and/or state and local governmental agencies. Any of these issues can materially affect the cost, timing and economic viability of our development and redevelopment projects.
At times, we may also be required to use unionized construction workers or to pay the prevailing wage in a jurisdiction to unionized workers. Due to the highly labor intensive and price competitive nature of the construction business, the cost of unionization and/or prevailing wage requirements for new developments or redevelopments could be substantial. Unionization and prevailing wage requirements could adversely affect a project’s profitability. In addition, union activity or a union workforce could increase the risk of a strike, which would adversely affect our ability to meet our construction timetables, which could adversely affect our reputation and our results of operations.
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

The Financial Accounting Standards Board (the “FASB”), in conjunction with the U.S. Securities and Exchange Commission, has issued several key pronouncements that will impact how we currently account for our material transactions, including, but not limited to, lease accounting, business combinations and the recognition of other revenues. In addition, the FASB has the ability to introduce new projects to its agenda which may also impact how we account for our material transactions. At this time, we are unable to predict with certainty which, if any, proposals may be passed, what new legislation may be implemented or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

Concentration of ownership by certain investors.

As of December 31, 2017, five institutional shareholders own 5% or more individually, and 59.5% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT (due to certain “look-through provisions”), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

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

Under the Maryland General Corporation Law, as amended, which we refer to as the “MGCL,” as applicable to REITs, certain “business combinations,” including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns 10% or more of the voting power of the REIT's outstanding voting shares or an affiliate or an associate, as defined in the MGCL, of the REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the REIT, which we refer to as an “interested shareholder,” or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the board of trustees of the REIT and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the REIT and (ii) two-thirds of the votes entitled to be cast by holders of voting shares of the REIT other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the REIT's common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its Common Shares.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or Bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our Company that might involve a premium to the market price of our Common Shares or otherwise be in the best interests of our shareholders. We are subject to some of these provisions (for example, a two-thirds vote requirement for removing a trustee) by provisions of our

Declaration of Trust and Bylaws unrelated to Subtitle 8. However, pursuant to the Articles Supplementary filed November 9, 2017, which are referenced in Part IV Item 15 hereto, the Board of Trustees approved a resolution to opt out of Section 3-803 of Subtitle 8 of Title 3 of the MGCL that allows the Board, without shareholder approval, to elect to classify into three classes with staggered three-year terms. The Articles Supplementary prohibit the Company, without the affirmative vote of a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees, from classifying the Board.

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

Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks and services.

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

18

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

The Tax Cuts and Jobs Act (the “Act”) signed into law by the President on December 22, 2017 makes significant changes to the Code, including changes that impact REITs and their shareholders, among others. In particular, the Act reduces the maximum corporate tax rate from 35% to 21%. In addition, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. However, by reducing the corporate tax rate, it is possible that the Act will nevertheless reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. Although certain changes to the Code are generally advantageous to REITs and their shareholders, the full ramifications of the Act remain unclear and will likely remain unclear for an indeterminate period of time. Key provisions of the Act that could impact us and the market price of our shares include the following:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate is reduced from 39.6% to 37% (through tax years beginning before January 1, 2026), while eliminating miscellaneous itemized deductions and limiting state and local tax deductions;

•	reducing the maximum corporate income tax rate from 35% to 21%, which reduces, but does not eliminate, the competitive advantage that REITs enjoy relative to non-REIT corporations;

•
permitting (subject to certain limitations) a deduction for certain pass-through business income, including, as noted above, dividends received by our shareholders that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts, generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends, if the deduction is allowed in full (through tax years beginning before January 1, 2026);

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting our deduction for net operating losses to 80% of taxable income (prior to the application of the dividends paid deduction), where taxable income is determined without regarding to the net operating loss deduction itself, and generally eliminating net operating loss carrybacks and allowing unused net operating losses to be carried forward indefinitely;

•
amending the limitation on the deduction of net interest expense for all businesses, other than certain electing real estate businesses (which could adversely affect any of our taxable REIT subsidiaries (each, a “TRS”), including any new TRS that we may form);

•	expanding the ability of businesses to deduct the cost of certain purchases of property in the year in which such property is purchased; and

•	eliminating the corporate alternative minimum tax.

In addition to the foregoing, the Act may impact our tenants, the retail real estate market, and the overall economy, which may have an effect on us. It is not possible to state with certainty at this time the effect of the Tax Reform Act on us and on an investment in our shares

We may be required to borrow funds or sell assets to satisfy our REIT distribution requirements.

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

Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are taxed at ordinary income rates as opposed to the capital gain rates. From 2018 through 2025, certain REIT shareholders will be permitted to deduct 20% of ordinary REIT dividends received. Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which may negatively impact the trading prices of our securities.

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

None.

ITEM 2.PROPERTIES.

Retail Properties

The discussion and tables in this Item 2. include wholly-owned and partially-owned properties held through our Core Portfolio and our Funds. We define our Core Portfolio as those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership or subsidiaries thereof, not including those properties owned through our Funds.

As of December 31, 2017, there are 116 operating properties in our Core Portfolio totaling approximately 6.3 million square feet of gross leasable area (“GLA”) excluding two properties under development. The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 1,000 to 800,000 square feet and as of December 31, 2017, were in total, excluding the properties under development, 93.5% occupied.

As of December 31, 2017, we owned and operated 54 properties totaling approximately 4.2 million square feet of GLA in our Funds, excluding four properties under development. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 13 states and the District of Columbia and as of December 31, 2017, were in total, excluding the properties under development, 86.5% occupied.

Within our Core Portfolio and Funds, we had approximately 900 leases as of December 31, 2017. A majority of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents, percentage rents and expense reimbursements accounted for approximately 97% of our total revenues for the year ended December 31, 2017.

Five of our Core Portfolio properties and two of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all of these locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2017, 2016 or 2015. See Note 7 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our Core properties at December 31, 2017:

		Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Property (a)	Key Tenants
STREET AND URBAN RETAIL
Chicago Metro
664 N. Michigan Avenue	Tommy Bahama, Ann Taylor Loft	2013	100.0%	18,141	100.0%	100.0%	$4,597,909	$253.45
840 N. Michigan Avenue	H & M, Verizon Wireless	2014	88.4%	87,135	100.0%	100.0%	7,673,433	88.06
Rush and Walton Streets Collection - 5 properties	Lululemon, BHLDN, Marc Jacobs	2011/12	100.0%	32,501	85.3%	85.3%	5,854,996	211.19
651-671 West Diversey	Trader Joe's, Urban Outfitters	2011	100.0%	46,259	100.0%	100.0%	2,008,816	43.43
Clark Street and W. Diversey Collection - 3 properties	Ann Taylor, Akira	2011/12	100.0%	23,531	91.3%	91.3%	1,244,789	57.94
Halsted and Armitage Collection - 9 properties	Club Monaco	2011/12	100.0%	45,151	75.9%	75.9%	1,235,966	36.07
North Lincoln Park Chicago Collection - 6 properties	Forever 21, Aldo, Carhartt	2011/14	100.0%	50,961	85.0%	85.0%	1,733,715	40.02
State and Washington	H & M, Nordstrom Rack	2016	100.0%	78,819	100.0%	100.0%	2,969,482	37.67
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,430,000	52.22
North and Kingsbury	Old Navy, Pier 1 Imports	2016	100.0%	41,700	100.0%	100.0%	1,608,789	38.58
Concord and Milwaukee	—	2016	100.0%	13,105	87.8%	87.8%	355,976	30.94
California and Armitage	—	2016	100.0%	18,275	70.6%	70.6%	612,519	47.47
Roosevelt Galleria	Petco, Vitamin Shoppe	2015	100.0%	37,995	63.4%	63.4%	701,982	29.14
Sullivan Center	Target, DSW	2016	100.0%	176,181	98.6%	100.0%	6,444,079	37.10

		Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)		In Place Occupancy		Leased Occupancy		Annualized Base Rent (ABR)	ABR/ Per Square Foot
Property (a)	Key Tenants
New York Metro
Soho Collection - 4 properties	Paper Source, Kate Spade, 3x1 Jeans	2011/14	100.0%	12,511	—	82.4%	—	82.4%	—	3,157,177	306.25
5-7 East 17th Street	Union Fare	2008	100.0%	11,467		100.0%		100.0%		1,300,014	113.37
200 West 54th Street	Stage Coach Tavern	2007	100.0%	5,777		77.8%		77.8%		1,941,814	432.04
61 Main Street	—	2014	100.0%	3,400		—%		—%		—	—
181 Main Street	TD Bank	2012	100.0%	11,350		100.0%		100.0%		870,274	76.68
4401 White Plains Road	Walgreens	2011	100.0%	12,964		100.0%		100.0%		625,000	48.21
Bartow Avenue	Mattress Firm	2005	100.0%	14,590		100.0%		100.0%		485,495	33.28
239 Greenwich Avenue	Betteridge Jewelers	1998	75.0%	16,553		100.0%		100.0%		1,546,912	93.45
252-256 Greenwich Avenue	Madewell, Jack Wills	2014	100.0%	7,986		71.0%		71.0%		1,027,271	181.17
2914 Third Avenue	Planet Fitness	2006	100.0%	40,320		100.0%		100.0%		963,001	23.88
868 Broadway	Dr. Martens	2013	100.0%	2,031		100.0%		100.0%		745,315	366.97
313-315 Bowery (b)	John Varvatos, Patagonia	2013	100.0%	6,600		100.0%		100.0%		479,160	72.60
120 West Broadway	HSBC Bank	2013	100.0%	13,838		100.0%		100.0%		2,255,814	163.02
2520 Flatbush Avenue	Bob's Discount Furniture, Capital One	2014	100.0%	29,114		100.0%		100.0%		1,064,374	36.56
991 Madison Avenue	Vera Wang, Perrin Paris	2016	100.0%	7,513		65.6%		65.6%		1,553,292	315.16
Shops at Grand	Stop & Shop (Ahold)	2014	100.0%	99,975		92.7%		92.7%		2,873,056	31.00
Gotham Plaza	Bank of America, Children's Place	2016	49.0%	26,182		68.6%		68.6%		1,064,361	59.26
San Francisco Metro
City Center	City Target, Best Buy	2015	100.0%	204,648		98.1%		98.1%		7,759,488	38.65
555 9th Street	Bed, Bath & Beyond, Nordstrom Rack	2016	100.0%	148,832		100.0%		100.0%		6,105,614	41.02
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	Ruth Chris Steakhouse, TD Bank	2012	100.0%	20,669		100.0%		100.0%		1,266,138	61.26
Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667		45.5%		93.4%		1,246,065	47.49
M Street and Wisconsin Corridor - 25 Properties (c)	Lululemon, North Face, Coach	2011/16	25.4%	241,182		91.5%		91.5%		15,168,759	68.74
Boston Metro
330-340 River Street	Whole Foods	2012	100.0%	54,226		100.0%		100.0%		1,200,045	22.13
165 Newbury Street	Starbucks	2016	100.0%	1,050		100.0%		100.0%		261,777	249.31
Total Street and Urban Retail				1,747,584		92.4%		94.2%		93,432,667	57.86
Acadia Share Total Street and Urban Retail				1,540,088		92.8%		95.1%		80,531,452	56.35

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Walgreens, Acme	1998	100.0%	143,910		97.2%		97.2%		4,046,223	28.93
Marketplace of Absecon	Rite Aid, Dollar Tree	1998	100.0%	104,556		90.3%		90.3%		1,362,152	14.43
60 Orange Street	Home Depot	2012	98.0%	101,715		100.0%		100.0%		695,000	6.83
New York
Village Commons Shopping Center	—	1998	100.0%	87,128		91.1%		91.1%		2,612,204	32.91
Branch Plaza	LA Fitness, The Fresh Market	1998	100.0%	123,378		92.2%		92.2%		3,024,863	26.59
Amboy Center	Stop & Shop (Ahold)	2005	100.0%	63,290		100.0%		100.0%		2,072,234	32.74
Pacesetter Park Shopping Center	Stop & Shop (Ahold)	1999	100.0%	97,806		100.0%		100.0%		1,338,641	13.69
LA Fitness	LA Fitness	2007	100.0%	55,000		100.0%		100.0%		1,485,287	27.01
Crossroads Shopping Center	Home Goods, PetSmart, Kmart, DSW	1998	49.0%	311,958		94.6%		94.6%		6,834,714	23.16
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	255,673		100.0%		100.0%		2,153,484	8.42
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363		100.0%		100.0%		1,815,000	18.84
Bedford Green	Shop Rite, CVS	2014	100.0%	90,589		84.9%		84.9%		2,495,885	32.45
Connecticut
Town Line Plaza (d)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,346		98.7%		98.7%		1,756,884	16.32
Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021		100.0%		100.0%		1,360,858	10.47
Crescent Plaza	Home Depot, Shaw's (Supervalu)	1993	100.0%	218,148		90.9%		90.9%		1,764,520	8.90
201 Needham Street	Michael's	2014	100.0%	20,409		100.0%		100.0%		591,861	29.00
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505		100.0%		100.0%		1,311,747	32.38
Vermont
The Gateway Shopping Center	Shaw's (Supervalu)	1999	100.0%	101,655		95.3%		98.2%		1,956,540	20.20
Illinois
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	99,137		83.0%		85.8%		897,118	10.90

		Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Property (a)	Key Tenants
Indiana
Merrillville Plaza	Jo-Ann Fabrics, TJ Maxx	1998	100.0%	236,087	96.8%	96.8%	3,350,975	14.66
Michigan
Bloomfield Town Square	Best Buy, Home Goods, TJ Maxx, Dick's Sporting Goods	1998	100.0%	235,786	90.6%	90.6%	3,266,797	15.29
Ohio
Mad River Station	Babies 'R' Us	1999	100.0%	123,335	77.1%	82.7%	1,255,391	13.20
Delaware
Town Center	Lowes, Bed Bath & Beyond, Target, Dick's Sporting Goods	2003	61.1%	824,411	89.2%	93.8%	12,107,759	16.46
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	100.0%	100.0%	3,034,567	29.74
Naamans Road	—	2006	100.0%	19,850	30.1%	63.9%	433,785	72.60
Pennsylvania
Mark Plaza	Kmart	1993	100.0%	106,856	100.0%	100.0%	244,279	2.29
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	850,978	5.45
Route 6 Plaza	Kmart	1994	100.0%	175,589	100.0%	100.0%	1,327,169	7.56
Chestnut Hill	—	2006	100.0%	37,646	100.0%	100.0%	953,589	25.33
Abington Towne Center (e)	Target, TJ Maxx	1998	100.0%	216,278	94.5%	94.5%	914,927	16.50
Total Suburban Properties				4,581,751	93.9%	95.1%	67,315,431	16.57
Acadia Share Total Suburban Properties				4,099,922	94.3%	95.3%	59,105,909	16.30
TOTAL CORE PROPERTIES				6,329,335	93.5%	94.9%	160,748,098	28.30
Acadia Share Total Core Properties				5,640,010	93.9%	95.3%	139,637,361	27.61
__________

(a)
The above occupancy and rent amounts do not include space which is currently leased, other than "leased occupancy," but for which rent payment has not yet commenced. Residential and office GLA are excluded.

(b)	Represents the annual base rent paid to Acadia pursuant to a master lessee and does not reflect the rent paid by the retail tenants at the property.

(c)	Excludes 94,000 square feet of office GLA.

(d)	Anchor GLA includes a 97,300 square foot Wal-Mart store which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

(e)	Anchor GLA includes a 157,616 square foot Target store which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Fund properties at December 31, 2017:

		Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Property (a)	Key Tenants
Fund II Portfolio Detail
New York
City Point - Phase I and II	—	2007	26.7%	475,000	72.6%	80.1%	$9,384,250	$27.21
Total - Fund II				475,000	72.6%	80.1%	$9,384,250	$27.21

Fund III Portfolio Detail
New York
654 Broadway	—	2011	24.5%	2,896	—%	—%	$—	$—
640 Broadway	Swatch	2012	15.5%	4,247	70.6%	70.6%	975,313	325.28
3104 M Street	—	2012	19.6%	3,608	—%	—%	—	—
Nostrand Avenue	—	2013	24.5%	42,628	87.3%	96.8%	1,738,116	46.71
Total - Fund III				53,379	75.3%	82.9%	$2,713,429	$67.51

		Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Property (a)	Key Tenants
Fund IV Portfolio Detail
New York
801 Madison Avenue	—	2015	23.1%	2,625	—%	—%	$—	$—
210 Bowery	—	2012	23.1%	2,300	—%	—%	—	—
27 East 61st Street	—	2014	23.1%	4,177	—%	—%	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	100.0%	100.0%	1,988,159	235.79
1035 Third Avenue (b)	—	2015	23.1%	7,617	67.1%	67.1%	982,035	192.14
Colonie Plaza	Price Chopper, Big Lots	2016	23.1%	153,483	96.9%	96.9%	1,680,527	11.30
New Jersey
Paramus Plaza	Babies R Us, Ashley Furniture	2013	11.6%	152,509	88.3%	88.3%	2,385,448	17.71
Massachusetts
Restaurants at Fort Point	—	2016	23.1%	15,711	100.0%	100.0%	329,155	20.95
Maine
Airport Mall	Hannaford, Marshalls	2016	23.1%	221,830	89.2%	89.2%	1,272,679	6.43
Wells Plaza	Reny's, Dollar Tree	2016	23.1%	90,434	92.4%	94.4%	680,143	8.14
Shaw's Plaza (Waterville)	Shaw's	2016	23.1%	119,015	100.0%	100.0%	1,407,316	11.82
Shaw's Plaza (Windham)	Shaw's	2017	23.1%	124,330	86.5%	86.5%	1,008,393	9.38
JFK Plaza	Hannaford, TJ Maxx	2016	23.1%	151,107	78.0%	78.0%	761,510	6.46
Pennsylvania
Dauphin Plaza	Price Rite, Ashley Furniture	2016	23.1%	205,727	84.2%	84.2%	1,656,365	9.56
Mayfair Shopping Center	—	2016	23.1%	115,411	62.4%	62.4%	1,365,002	18.95
Virginia
Promenade at Manassas	Home Depot	2013	22.8%	265,442	86.4%	86.4%	2,978,427	12.99
Lake Montclair	Food Lion	2013	23.1%	105,832	98.5%	98.5%	2,009,651	19.28
Delaware
Eden Square	Giant Food, LA Fitness	2014	22.8%	231,044	73.9%	88.9%	2,432,867	14.25
Illinois
938 W. North Avenue	Sephora	2013	23.1%	33,228	16.1%	16.1%	326,350	61.00
Lincoln Place	Kohl's, Marshall's	2017	23.1%	271,866	91.2%	91.2%	2,884,796	11.63
Georgia
Broughton Street Portfolio - 19 properties	J. Crew, L'Occitane, Lululemon, Michael Kors	2014	11.6%	115,640	76.3%	76.3%	3,441,130	39.00
North Carolina
Wake Forest Crossing	—	2016	23.1%	203,131	98.5%	98.5%	2,955,442	14.77
California
146 Geary Street	—	2015	23.1%	11,436	—%	—%	—	—
Union and Fillmore Collection - 4 properties	—	2015	20.8%	10,048	71.1%	71.1%	689,790	96.55
Total - Fund IV				2,622,375	85.3%	86.7%	$33,235,185	$14.86

Fund V Portfolio Detail
New Mexico
Plaza Santa Fe	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,223	88.3%	97.3%	$3,401,093	$17.18
Michigan
New Towne Plaza	Kohl's, Jo-Ann's, DSW	2017	20.1%	190,530	96.3%	96.3%	2,163,338	11.79
Fairlane Green	TJ Maxx, Bed Bath & Beyond, Michaels	2017	20.1%	252,904	100.0%	100.0%	5,225,804	20.66
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's	2017	20.1%	380,565	98.7%	98.7%	4,140,630	11.02
Total - Fund V				1,048,222	96.4%	98.3%	$14,930,865	$14.78

TOTAL FUND PROPERTIES				4,198,976	86.5%	88.8%	$60,263,729	$16.59
Acadia Share of Total Fund Properties				923,247	86.3%	88.5%	$13,058,882	$16.39
__________

(a)
Excludes properties under development, see “Development Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than "leased occupancy," but for which rent payment has not yet commenced. Residential and office GLA are excluded.

(b)	Property also includes 12,371 square feet of 2nd floor office space and a 29,760 square foot parking garage (131 spaces).

Major Tenants

No individual retail tenant accounted for more than 5.3% of base rents for the year ended December 31, 2017, or occupied more than 6.5% of total leased GLA as of December 31, 2017. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2017. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

	Number of Stores in Portfolio (a)			Percentage of Total Represented by Retail Tenant
Retail Tenant		Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	3	367	$7,424	6.5%	5.3%
H & M	2	81	5,310	1.4%	3.8%
Royal Ahold (b)	4	208	3,653	3.7%	2.6%
Walgreens	5	78	3,599	1.4%	2.6%
Best Buy (c)	2	87	3,595	1.5%	2.6%
Nordstrom, Inc.	2	89	3,339	1.6%	2.4%
Albertsons Companies (d)	3	171	3,304	3.0%	2.4%
Bed, Bath, and Beyond (e)	3	115	2,797	2.0%	2.0%
Ascena Retail Group (f)	5	23	2,567	0.4%	1.8%
LA Fitness International LLC	2	100	2,525	1.8%	1.8%
Lululemon	2	8	2,268	0.1%	1.6%
Trader Joe's	3	41	2,226	0.7%	1.6%
TJX Companies (g)	7	208	2,095	3.7%	1.5%
Home Depot	3	313	1,894	5.5%	1.4%
Gap	3	37	1,747	0.7%	1.3%
Tapestry [8]	2	4	1,463	0.1%	1.0%
JP Morgan Chase	7	29	1,405	0.5%	1.0%
Ulta Salon Cosmetic & Fragrance	3	31	1,395	0.6%	1.0%
DSW	2	36	1,319	0.6%	0.9%
Mattress Firm	8	39	1,289	0.7%	0.9%
Total	71	2,065	$55,214	36.6%	39.5%

__________

(a)	Does not include tenants that operate at only one Acadia Core location

(b)	Stop and Shop (4 locations)

(c)	One of these Best Buy leases with GLA of 57,298 square feet was terminated in January 2018

(d)	Shaw’s (2 locations), Acme (1 location)

(e)	Bed Bath and Beyond (2 locations), Christmas Tree Shops (1 location)

(f)	Ann Taylor Loft (2 locations), Catherine’s (1 location), Dress Barn (1 location), Lane Bryant (1 location)

(g)	TJ Maxx (4 locations), Marshalls (1 location), HomeGoods (2 locations)

Lease Expirations

The following tables show scheduled lease expirations on a pro rata basis for retail tenants in place as of December 31, 2017, assuming that none of the tenants exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	8	$525	0.4%	28	0.4%
2018	55	9,734	7.0%	313	2.9%
2019	56	9,391	6.7%	508	10.1%
2020	58	12,592	9.0%	595	9.7%
2021	78	17,065	12.2%	837	10.8%
2022	56	12,320	8.8%	426	15.7%
2023	44	16,588	11.9%	517	8.4%
2024	44	15,202	10.9%	485	6.9%
2025	41	11,446	8.2%	262	9.4%
2026	30	5,203	3.7%	133	5.3%
2027	27	5,270	3.8%	172	2.6%
Thereafter	38	24,301	17.4%	763	17.8%
Total	535	$139,637	100.0%	5,039	100.0%

Funds

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	8	$63	0.6%	4	0.5%
2018	41	604	4.6%	37	4.6%
2019	33	545	5.7%	45	4.2%
2020	44	1,205	13.8%	110	9.2%
2021	68	2,031	16.9%	134	15.6%
2022	43	1,266	9.9%	78	9.7%
2023	30	842	8.6%	69	6.4%
2024	18	956	5.9%	47	7.3%
2025	20	769	2.9%	23	5.9%
2026	27	782	5.1%	40	6.0%
2027	20	824	4.4%	35	6.3%
Thereafter	21	3,172	21.6%	172	24.3%
Total	373	$13,059	100.0%	794	100.0%
__________

(a)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.

(b)
No single market represents a material amount of exposure to the Company as it relates to the rents from these leases. Given the diversity of these markets, properties and characteristics of the individual spaces, the Company cannot make any general representations as it relates to the expiring rents and the rates for which these spaces may be re-leased.

Geographic Concentrations

The following table summarizes our operating retail properties by region as of December 31, 2017. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a,c)	% Occupied (b)	Annualized Base Rent (b,c)	Annualized Base Rent per Occupied Square Foot (c)	GLA	Annualized Base Rent
Core Portfolio:
Operating Properties:
New York Metro	1,675	87%	$47,459	$32.53	30%	34%
New England	772	96%	10,204	15.66	14%	7%
Chicago Metro	687	93%	37,583	58.88	12%	27%
Midwest	694	89%	8,770	14.16	12%	6%
Washington D.C. Metro	140	75%	6,600	63.36	2%	5%
San Francisco Metro	354	99%	13,865	39.68	6%	10%
Mid-Atlantic	1,318	94%	15,157	13.91	24%	11%
Total Core Operating Properties	5,640	94%	$139,638	$27.61	100%	100%

Fund Portfolio:
Operating Properties:
New York Metro	198	78%	$4,434	$28.66	21%	34%
San Francisco Metro	5	31%	143	96.56	1%	1%
Chicago Metro	70	83%	742	12.68	8%	6%
Northeast	241	85%	1,959	9.56	26%	15%
Midwest	89	98%	1,485	16.93	10%	11%
Southeast	137	96%	1,914	14.51	15%	15%
Southwest	45	88%	684	17.18	5%	5%
Mid-Atlantic	138	84%	1,698	14.72	14%	13%
Total Fund Operating Properties	923	86%	$13,059	$16.39	100%	100%

__________

(a)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.

(b)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2017.

(c)	The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region.

Development Activities

As part of our strategy, we invest in real estate assets that may require significant development. As of December 31, 2017, we had 6 development projects, of which two are under construction and four are in various stages of the development process.

Property	Location	Costs to Date	Anticipated Additional Costs (a)			Status	Square Feet Upon Completion	Estimated Stabilization Date
(dollars in millions)

Cortlandt Crossing	Mohegan Lake, NY	$40.4	$20.0	to	$25.0	Construction commenced	130,000	2019
Broad Hollow Commons	Farmingdale, NY	16.5	33.5	to	43.5	Pre-construction	180,000 - 200,000	2020
Total Fund III		56.9	53.5		68.5

650 Bald Hill Road (b,c)	Warwick, RI	33.0	2.5	to	3.5	Construction commenced	161,000	2018
717 N. Michigan Avenue	Chicago, IL	109.2	10.8	to	18.3	Pre-construction	62,000	2018
Total Fund IV		142.2	13.3		21.8

613-623 West Diversey	Chicago, IL	16.1	6.9	to	8.4	Construction commenced	30,000	2018
56 E. Walton Street	Chicago, IL	8.5	2.0	to	3.0	Construction commenced	TBD	2018
Total Core		24.6	8.9		11.4

Total		$223.7	$75.7		$101.7
__________

(a)	Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

(b)	These projects are being redeveloped in joint ventures with unaffiliated entities.

(c)	Represents an unconsolidated property.

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information, Dividends and Holders of Record of our Common Shares

The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2017 and 2016:

Quarter Ended				Dividend
2017		High	Low	Per Share
March 31, 2017		$33.45	$29.23	$0.26
June 30, 2017		32.02	26.70	0.26
September 30, 2017		30.36	26.97	0.26
December 31, 2017		30.63	26.85	0.27
2016
March 31, 2016		$35.24	$30.25	$0.25
June 30, 2016		35.98	32.76	0.25
September 30, 2016		38.01	34.91	0.25
December 31, 2016	(a)	36.02	31.31	0.41

__________

(a)	Includes a special dividend of $0.15 for the quarter ended December 31, 2016

At February 20, 2018, there were 280 holders of record of our Common Shares.

We have determined for income tax purposes that 78% of the total dividends distributed to shareholders during 2017 represented ordinary income and 22% represented capital gains. The dividend for the quarter ended December 31, 2017, was paid on January 12, 2018, and is taxable in 2017. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Board of Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or a combination thereof, subject to a minimum of 10% paid in cash.

Securities Authorized for Issuance Under Equity Compensation Plans

At the 2016 annual shareholders’ meeting, the shareholders' approved the Second Amended and Restated 2006 Incentive Plan (the “Second Amended 2006 Plan”). This plan replaced all previous share incentive plans and increased the authorization to issue options, Restricted Shares and LTIP Units (collectively “Awards”) available to officers and employees by 1.6 million shares, for a total of 3.7 million shares available to be issued. See Note 13 in the Notes to Consolidated Financial Statements, for a summary of our Share Incentive Plans.

The following table provides information related to the Second Amended 2006 Plan as of December 31, 2017:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,727,407
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,727,407

Remaining Common Shares available under the Amended 2006 Plan are as follows:

Outstanding Common Shares as of December 31, 2017	83,708,140
Outstanding OP Units as of December 31, 2017	4,716,572
Total Outstanding Common Shares and OP Units	88,424,712

Common Shares and OP Units pursuant to the Second Amended 2006 Plan	8,893,681
Total Common Shares available under equity compensation plans	8,893,681

Less: Issuance of Restricted Shares and LTIP Units Granted	(4,394,501)
Issuance of Options Granted	(2,771,773)
Number of Common Shares remaining available	1,727,407

Share Price Performance

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2012, through December 31, 2017, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2012, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

	At December 31,
Index	2012	2013	2014	2015	2016	2017
Acadia Realty Trust	$100.00	$102.39	$137.70	$148.00	$150.95	$131.10
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
NAREIT All Equity REIT Index	100.00	102.86	131.68	135.40	147.09	159.85
SNL REIT Retail Shopping Ctr Index	100.00	106.84	138.44	145.85	150.94	134.21

Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the year ended December 31, 2017. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2017, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program. On February 20, 2018, this plan was revised as discussed in Note 17.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations (“FFO”) amounts for the year ended December 31, 2017 have been adjusted as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations.”

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
OPERATING DATA:
Revenues	$250,262	$189,939	$199,063	$179,681	$156,486
Operating expenses, excluding depreciation and reserves	(113,554)	(98,039)	(88,850)	(79,104)	(72,108)
Depreciation and amortization	(104,934)	(70,011)	(60,751)	(49,645)	(40,299)
Impairment charges	(14,455)	—	(5,000)	—	(1,500)
Equity in earnings and gains unconsolidated affiliates inclusive of gains on disposition of properties	23,371	39,449	37,330	111,578	12,382
Interest income	29,143	25,829	16,603	12,607	11,800
Gain on change in control and other	5,571	—	1,596	2,724	—
Interest expense	(58,978)	(34,645)	(37,297)	(39,426)	(40,239)
Income from continuing operations before income taxes	16,426	52,522	62,694	138,415	26,522
Income tax (provision) benefit	(1,004)	105	(1,787)	(629)	(19)
Income from continuing operations before gain on disposition of properties	15,422	52,627	60,907	137,786	26,503
Income from discontinued operations, net of tax	—	—	—	1,222	18,137
Gain on disposition of properties, net of tax	48,886	81,965	89,063	13,138	—
Net income	64,308	134,592	149,970	152,146	44,640
(Income) loss attributable to noncontrolling interests:
Continuing operations	(2,838)	(61,816)	(84,262)	(80,059)	7,523
Discontinued operations	—	—	—	(1,023)	(12,048)
Net income attributable to noncontrolling interests	(2,838)	(61,816)	(84,262)	(81,082)	(4,525)
Net income attributable to Acadia	$61,470	$72,776	$65,708	$71,064	$40,115

Supplemental Information:
Income from continuing operations attributable to Acadia	$61,470	$72,776	$65,708	$70,865	$34,026
Income from discontinued operations attributable to Acadia	—	—	—	199	6,089
Net income attributable to Acadia	$61,470	$72,776	$65,708	$71,064	$40,115
Basic earnings per share:
Income from continuing operations	$0.73	$0.94	$0.94	$1.18	$0.61
Income from discontinued operations	—	—	—	—	0.11
Basic earnings per share	$0.73	$0.94	$0.94	$1.18	$0.72
Diluted earnings per share:
Income from continuing operations	$0.73	$0.94	$0.94	$1.18	$0.61
Income from discontinued operations	—	—	—	—	0.11
Diluted earnings per share	$0.73	$0.94	$0.94	$1.18	$0.72
Weighted average number of Common Shares outstanding
Basic	83,683	76,231	68,851	59,402	54,919
Diluted	83,685	76,244	68,870	59,426	54,982
Cash dividends declared per Common Share	$1.05	$1.16	$1.22	$1.23	$0.86

BALANCE SHEET DATA:
Real estate before accumulated depreciation	$3,466,482	$3,382,000	$2,736,283	$2,208,595	$1,819,053
Total assets	3,960,247	3,995,960	3,032,319	2,720,721	2,264,957
Total indebtedness	1,424,409	1,488,718	1,358,606	1,118,602	1,039,997
Total common shareholders’ equity	1,567,199	1,588,577	1,100,488	1,055,541	704,236
Noncontrolling interests	648,440	589,548	420,866	380,416	417,352
Total equity	2,215,639	2,178,125	1,521,354	1,435,957	1,121,588
OTHER:
Funds from operations attributable to Common Shareholders and Common OP Unit holders (a)	134,667	117,070	111,560	78,882	67,161
Cash flows provided by (used in):
Operating activities	119,833	111,760	113,598	82,519	65,233
Investing activities	10,082	(610,970)	(354,503)	(268,516)	(87,879)
Financing activities	(126,897)	498,239	96,101	324,388	10,022

(a)
Funds from operations is a non-GAAP measure. For an explanation of the measure and a reconciliation to the nearest GAAP measure, see “Item 7. Management’s Discussion and Analysis — Supplemental Financial Measures.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2017, there were 176 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. See Item 2. Properties for a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at December 31, 2017.

The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, the Operating Partnership invests through a taxable REIT subsidiary (“TRS”).

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

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2017

Investments

During the year ended December 31, 2017, within our Core and Fund portfolios we invested in six new properties as follows (Note 2):

•	On December 20, 2017, Fund V acquired a consolidated suburban shopping center in Allen Park, Michigan for $62.0 million referred to as “Fairlane Green.”

•	On August 4, 2017, Fund V acquired a consolidated suburban shopping center in Canton, Michigan for $26.0 million referred to as “New Towne Plaza.”

•	On July 27, 2017, Fund V acquired a consolidated suburban shopping center in Hickory, North Carolina for $44.0 million referred to as “Hickory Ridge.”

•	On June 5, 2017, Fund V acquired a consolidated suburban shopping center in Santa Fe, New Mexico for $35.2 million referred to as “Plaza Santa Fe.”

•	On March 13, 2017, Fund IV acquired a consolidated shopping center for $35.4 million referred to as “Lincoln Place” in Fairview Heights, Illinois.

•
In our Core portfolio one of our investments, in which we hold a 20% interest (Note 4), acquired a property in Alexandria, Virginia for $3.0 million referred to as “907 King Street” on January 4, 2017.

In addition, we converted existing notes receivable (Note 3) into interests in the underlying real estate collateral as follows:

•
On May 1 and November 16, 2017, we exchanged a total of $92.7 million of our $153.4 million Core notes receivable plus accrued interest of $1.8 million for the remaining undivided interest in Market Square, which was subsequently consolidated, as well as an incremental 38.89% undivided interest in Town Center (Note 4).

•	On June 30, 2017, Fund IV exchanged a $9.0 million note receivable for a consolidated shopping center located in Windham, Maine referred to as “Shaw’s Plaza – Windham.”

Dispositions of Real Estate

During the year ended December 31, 2017, within our Funds we sold 13 properties for an aggregate sales price of $345.8 million and our proportionate share of the aggregate gains was $15.6 million as follows (Note 2, Note 4):

•
On December 21 and October 3, 2017, Fund IV sold five unconsolidated properties for aggregate proceeds of $11.0 million and recognized a gain of $0.6 million, of which our pro-rata share was $0.1 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statements of income.

•
On December 13, 2017, Fund II sold a consolidated property, 260 East 161st Street, for $105.7 million and recognized a gain of $31.5 million, of which our share was $9.0 million net of amounts attributable to noncontrolling interests.

•
On November 16, 2017, Fund IV sold a consolidated property, 1151 Third Avenue, for $27 million and recognized a gain of $5.2 million, of which our share was $1.2 million net of amounts attributable to noncontrolling interests.

•
On October 13, 2017, Fund II sold a consolidated property, City Point Tower I, for $96 million and recognized a loss of $0.8 million, of which our share was $1.6 million net of amounts attributable to noncontrolling interests. In addition, we recognized an impairment charge of $3.8 million, inclusive of an amount attributable to a noncontrolling interest of $2.7 million on the property (Note 8).

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

•
On June 30, 2017, Fund IV sold an unconsolidated property, 1701 Belmont Avenue, for $5.6 million for which the gain was $3.3 million of which our pro-rata share was $0.8 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statements of income.

•
On February 15, 2017, Fund III sold an unconsolidated property, Arundel Plaza, for $28.8 million for which the gain was $8.2 million of which our pro-rata share was $1.3 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statements of income.

•
On January 31, 2017, Fund IV sold an unconsolidated property, 2819 Kennedy Boulevard, for $19.0 million, for which the gain was $6.3 million of which our pro-rata share was $1.4 million and was recognized within equity in earnings of unconsolidated affiliates in the consolidated statements of income.

Financings

During the year ended December 31, 2017, we obtained aggregate financing of $352.9 million including (Note 7):

•	We obtained an aggregate of $162.9 million in financings with eleven new non-recourse mortgages, primarily for Fund IV.

•	On September 30, 2017, Fund II closed on a new $40.0 million term loan.

•	On May 4, 2017, Fund V closed on a new $150.0 million subscription line.

We also repaid thirteen mortgages aggregating $280.8 million.

Structured Financing

During the year ended December 31, 2017 (Note 3) we entered into the following structured financing transactions:

•
On May 1 and November 16, 2017, we exchanged a total of $92.7 million of our $153.4 million Core notes receivable plus accrued interest of $1.8 million for the remaining undivided interest in Market Square, which was subsequently consolidated, as well as an incremental 38.89% undivided interest in Town Center (Note 4).

•	On June 30, 2017, Fund IV exchanged a $9.0 million note receivable plus accrued interest of $0.1 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

38

•
We received full settlement of a $12.0 million Core note receivable plus $4.8 million interest and fees thereon. The note had previously been in default and was settled in bankruptcy proceedings during the second quarter.

•	We funded an additional $10.0 million on an existing $10.0 million note receivable, all of which was subsequently repaid.

Retail Real Estate Trends

Our performance is driven, in part, by factors affecting the retail sector. Trends affecting the retail sector over the past few years include changes related to: department stores, apparel spending, consumer demographics and retail technology including internet shopping; as well as the maturity of the retail industry. The number of full-line department stores has been declining steadily and many tenants are reducing both the number and size of stores they lease.  Further, consumers are spending less on apparel and housewares and more on entertainment and dining out. Although internet sales are continuing to trend up, these sales constitute a relatively small portion of total consumer spending.   As delivery costs impede growth, internet retailers are continuing to move towards an “omni-channel” retailing approach whereby brick and mortar retail still plays a critical role in attracting and retaining consumers. We have and will continue to focus on owning assets in locations that maximize our potential to address these ongoing industry changes and challenges.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the ‘‘Act’’) enacted in December 2017, makes substantial changes to the Federal income tax laws. These changes include a reduction in the generally applicable corporate tax rate to 21%, substantial limitations on the deductibility of interest, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers. The Act also limits the use of net operating losses, which may require us to make additional distributions to our stockholders. The effect of these, and the many other, changes made in the Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the Act on us. There may be technical corrections legislation with respect to the Act this year, the effect of which cannot be predicted. However, the Company has recorded an adjustment of $2.0 million to its deferred tax assets at December 31, 2017 owned by its taxable subsidiaries to reflect the lower Federal corporate tax rate and other provisions effective in 2018.

Share Repurchase Plan

In February 2018, our board of trustees elected to terminate the existing repurchase program and authorized a new common share repurchase program under which we may repurchase, from time to time, up to a maximum of $200.0 million of our common shares (Note 17). The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including, share price in relation to the estimated value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time at our discretion without prior notice.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The results of operations by reportable segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended December 31, 2017				Year Ended December 31, 2016				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$170.0	$80.3	$—	$250.3	$150.2	$39.7	$—	$189.9	$19.8	$40.6	$—	$60.4
Depreciation and amortization	(61.7)	(43.2)	—	(104.9)	(54.6)	(15.4)	—	(70.0)	7.1	27.8	—	34.9
Property operating expenses, other operating and real estate taxes	(45.3)	(34.4)	—	(79.8)	(39.6)	(17.8)	—	(57.4)	5.7	16.6	—	22.4
Impairment charges	—	(14.5)	—	(14.5)	—	—	—	—	—	14.5	—	14.5
General and administrative expenses	—	—	—	(33.8)	—	—	—	(40.6)	—	—	—	(6.8)
Operating income	62.9	(11.8)	—	17.3	56.0	6.5	—	21.9	6.9	(18.3)	—	(4.6)
Gain on disposition of properties	—	48.9	—	48.9	—	82.0	—	82.0	—	(33.1)	—	(33.1)
Interest income	—	—	29.1	29.1	—	—	25.8	25.8	—	—	3.3	3.3
Gain on change in control	5.6	—	—	5.6	—	—	—	—	5.6	—	—	5.6
Equity in earnings and gains of unconsolidated affiliates inclusive of gains on disposition of properties	3.7	19.6	—	23.4	3.8	35.7	—	39.4	(0.1)	(16.1)	—	(16.0)
Interest expense	(28.6)	(30.4)	—	(59.0)	(27.4)	(7.2)	—	(34.6)	1.2	23.2	—	24.4
Income tax (provision) benefit	—	—	—	(1.0)	—	—	—	0.1	—	—	—	(1.1)
Net income	43.6	26.3	29.1	64.3	32.4	116.9	25.8	134.6	11.2	(90.6)	3.3	(70.3)
Net income attributable to noncontrolling interests	(1.1)	(1.7)	—	(2.8)	(3.4)	(58.4)	—	(61.8)	(2.3)	(56.7)	—	(59.0)
Net income attributable to Acadia	$42.5	$24.6	$29.1	$61.5	$29.0	$58.5	$25.8	$72.8	$13.5	$(33.9)	$3.3	$(11.3)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased by $13.5 million for the year ended December 31, 2017 compared to the prior year as a result of the changes as further described below.

Revenues from our Core Portfolio increased by $19.8 million for the year ended December 31, 2017 compared to the prior year due to $22.7 million related to Core property acquisitions in 2016 partially offset by $3.8 million attributable to the deconsolidation of the Brandywine Portfolio in 2016.

Depreciation and amortization for our Core Portfolio increased by $7.1 million for the year ended December 31, 2017 compared to the prior year due to $10.3 million of additional depreciation related to Core property acquisitions in 2016 partially offset by $3.4 million of additional depreciation and amortization related to an adjustment for tenant kick-out options in 2016 (Note 1).

Property operating, other operating expenses and real estate taxes for our Core Portfolio increased by $5.7 million for the year ended December 31, 2017 compared to the prior year primarily due to Core property acquisitions in 2016.

The gain on change in control of $5.6 million during the year ended December 31, 2017 resulted from the consolidation of our investment in Market Square upon acquisition of the outstanding third party interests (Note 4).

Interest expense for the Core Portfolio increased $1.2 million for the year ended December 31, 2017 compared to the prior year due to $2.1 million from higher average principal balance in 2017 and a $0.9 million increase in capital lease interest in 2017, partially offset by $1.0 million due to lower average interest rates.

Net income attributable to noncontrolling interests decreased $2.3 million due to the change in control of the Brandywine Portfolio in 2016.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased by $33.9 million for the year ended December 31, 2017 compared to the prior year as a result of the changes described below.

Revenues from the Funds increased by $40.6 million for the year ended December 31, 2017 compared to the prior year primarily due to $26.1 million related to Fund property acquisitions in 2016 and 2017 as well as $13.6 million from development projects being placed in service during 2017 (Note 2).

Depreciation and amortization for the Funds increased by $27.8 million for the year ended December 31, 2017 compared to the prior year primarily due to $15.9 million related to Fund property acquisitions in 2016 and 2017 as well as $11.0 million from the development projects being placed in service during 2017.

Property operating, other operating expenses and real estate taxes for the Funds increased by $16.6 million for the year ended December 31, 2017 compared to the prior year due to $8.5 million from the development projects placed into service in 2017 as well as $6.8 million from Fund property acquisitions in 2016 and 2017.

Impairment charges during the year ended December 31, 2017 totaled $14.5 million, comprised of charges of $10.6 million for a property classified as held for sale in 2017 and $3.8 million,for a property sold in 2017 (Note 8).

Gain on disposition of properties for the Funds decreased by $33.1 million for the year ended December 31, 2017 compared to the prior year. Gains during the current year period comprised $31.5 million from the sale of Fund II’s 260 E. 161st Street property, $6.5 million from the sale of Fund II’s 216th Street property, $5.2 million from Fund IV’s 1151 Third Avenue property and $6.4 million from the sale of Fund III’s New Hyde Park Shopping Center. Gains during the prior year period comprised $16.6 million from the sale of Fund III’s Heritage Shops and $65.4 million from the sale of a 65% interest in Cortlandt Town Center.

Equity in earnings of unconsolidated affiliates for the Funds decreased by $16.1 million for the year ended December 31, 2017 compared to the prior year primarily due to the Fund’s proportionate share of $14.8 million in aggregate gains from the sales of 1701 Belmont Avenue, Arundel Plaza and 2819 Kennedy Boulevard during the current year period as well as distributions in excess of our carrying value related to investments in Mervyn’s and Albertsons (Note 4) versus the Fund’s proportionate share of $36.0 million from the sale of Cortlandt Town Center in 2016.

Interest expense for the Funds increased $23.2 million for the year ended December 31, 2017 compared to the prior year due to $7.8 million less interest capitalized during 2017, a $6.0 million increase related to higher average interest rates in 2017, a $5.1 million increase related to higher average outstanding borrowings in 2017, and a $2.9 million increase in amortization of additional loan costs in 2017.

Net income attributable to noncontrolling interests in the Funds decreased by $56.7 million for the year ended December 31, 2017 compared to the prior year due to the noncontrolling interests’ share of the variances discussed above.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Net income for Structured Financing increased by $3.3 million compared to the prior year primarily due to the recognition of additional interest of $3.6 million during the current year on the repayment of a note (Note 3) and new loans originated during 2016. These increases were partially offset by the conversion of a portion of a note receivable into increased ownership in the real estate (Note 4).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” General and administrative expenses decreased by $6.8 million primarily as a result of the acceleration of equity-based compensation awards related to retirements in 2016 totaling $4.2 million as well as increased compensation expense in 2016, which included $3.9 million related to the Program (Note 13).

The income tax provision for 2017 relates to increased income of the taxable REIT subsidiaries and adjustments to reflect the new provisions of the Tax Cuts and Jobs Act (Note 14).

Comparison of Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The results of operations by reportable segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended December 31, 2016				Year Ended December 31, 2015				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$150.2	$39.7	$—	$189.9	$150.0	$49.0	$—	$199.1	$0.2	$(9.3)	$—	$(9.2)
Depreciation and amortization	(54.6)	(15.4)	—	(70.0)	(46.2)	(14.5)	—	(60.8)	8.4	0.9	—	9.2
Property operating expenses, other operating and real estate taxes	(39.6)	(17.8)	—	(57.4)	(37.3)	(21.2)	—	(58.5)	2.3	(3.4)	—	(1.1)
Impairment charges	—	—	—	—	(5.0)	—	—	(5.0)	(5.0)	—	—	(5.0)
General and administrative expenses	—	—	—	(40.6)	—	—	—	(30.4)	—	—	—	10.2
Operating income (loss)	56.0	6.5	—	21.9	61.5	13.3	—	44.5	(5.5)	(6.8)	—	(22.6)
Gain on disposition of properties	—	82.0	—	82.0	—	89.1	—	89.1	—	(7.1)	—	(7.1)
Interest income	—	—	25.8	25.8	—	—	16.6	16.6	—	—	9.2	9.2
Equity in earnings and gains of unconsolidated affiliates inclusive of gains on disposition of properties	3.8	35.7	—	39.4	1.2	36.2	—	37.3	2.6	(0.5)	—	2.1
Other	—	—	—	—	—	—	1.6	1.6	—	—	(1.6)	(1.6)
Interest expense	(27.4)	(7.2)	—	(34.6)	(27.9)	(9.4)	—	(37.3)	(0.5)	(2.2)	—	(2.7)
Income tax benefit (provision)	—	—	—	0.1	—	—	—	(1.8)	—	—	—	1.9
Net income (loss)	32.4	116.9	25.8	134.6	34.8	129.2	18.2	150.0	(2.4)	(12.3)	7.6	(15.4)
Net (income) loss attributable to noncontrolling interests	$(3.4)	$(58.4)	$—	$(61.8)	$(0.1)	$(84.1)	$—	$(84.3)	$3.3	$(25.7)	$—	$(22.5)
Net income attributable to Acadia	$29.0	$58.5	$25.8	$72.8	$34.6	$45.0	$18.2	$65.7	$(5.6)	$13.5	$7.6	$7.1

Core Portfolio

Segment net income attributable to Acadia for our Core Portfolio decreased by $5.6 million for the year ended December 31, 2016 compared to the prior year as a result of the changes described below.

Revenues from our Core Portfolio increased by $0.2 million for the year ended December 31, 2016 compared to the prior year as a result of Core property acquisitions in 2016 and 2015 partially offset by a $9.3 million decrease in revenues due to the change in control of the Brandywine Portfolio in 2016 (Note 4).

Depreciation and amortization for our Core Portfolio increased by $8.4 million for the year ended December 31, 2016 compared to the prior year due to Core property acquisitions in 2016 and 2015.

Property operating, other operating expenses and real estate taxes for our Core Portfolio increased by $2.3 million for the year ended December 31, 2016 compared to the prior year due to real estate taxes related to the Core property acquisitions in 2016 and 2015 and a general increase in real estate taxes.

Impairment charges of $5.0 million in 2015 relate to a property within the Brandywine Portfolio (Note 8).

Equity in earnings of unconsolidated affiliates for the Core Portfolio increased by $2.6 million due to the change in control of the Brandywine Portfolio in 2016 of $1.3 million and the Company's new investment in Gotham Plaza of $0.8 million.

Net income attributable to noncontrolling interests in our Core Portfolio increased by $3.3 million for the year ended December 31, 2016 compared to the prior year primarily due to the deconsolidation of the Brandywine Portfolio during 2016 (Note 4).

Funds

Segment net income attributable to Acadia for the Funds increased by $13.5 million for the year ended December 31, 2016 compared to the prior year as a result of the changes described below.

Revenues from the Funds decreased by $9.3 million for the year ended December 31, 2016 compared to the prior year primarily as a result of a decrease of $12.7 million relating to Fund property dispositions in 2016 and 2015 partially offset by additional rental income of $4.3 million related to Fund property acquisitions in 2016 and 2015.

Property operating, other operating expenses and real estate taxes for the Funds decreased by $3.4 million for the year ended December 31, 2016 compared to the prior year due to real estate taxes, which decreased $2.1 million primarily as a result of the Fund property dispositions in 2016.

Gain on disposition of properties for the Funds decreased by $7.1 million for the year ended December 31, 2016 compared to the prior year (Note 2). The gain on disposition of properties in the Funds during 2016 of $82.0 million represents our gain on sale from 65% of Cortlandt Town Center and Heritage Shops. Gain on disposition of properties in the Funds in 2015 of $89.1 million represents our gain on sale from Lincoln Park Center, Liberty Avenue and the air rights at Fund II's City Point project.

Equity in earnings of unconsolidated affiliates for the Funds decreased by $0.5 million for the year ended December 31, 2016 compared to the prior year (Note 4). The amount for 2016 includes a $36.0 million gain on disposition of properties of unconsolidated affiliates in the Funds representing our pro-rata share from the sale of 35% of Cortlandt Town Center. The amount for 2015 includes a $24.0 million gain on disposition of properties of unconsolidated affiliates in the Funds representing our pro-rata share from the sales of White City Shopping Center and Parkway Crossing. This was offset by distributions at the Mervyns/Shopko investments of $5.3 million in 2015 and additional depreciation expense related to the demolition of a building at Arundel Plaza for $5.6 million in 2015.

Interest expense for the Funds decreased by $2.2 million for the year ended December 31, 2016 compared to the prior year due to $4.7 million more interest capitalized and a $0.3 million decrease in amortization of additional loan costs in 2016. These were offset by a $1.6 million increase related to higher average outstanding borrowings in 2016 and a $1.2 million increase related to higher average interest rates in 2016.

Net income attributable to noncontrolling interests in the Funds decreased by $25.7 million for the year ended compared to the prior year due to the noncontrolling interests’ share of the variances discussed above.

Structured Financing

Interest income and segment net income attributable to Acadia from Structured Financing increased by $9.2 million for the year ended December 31, 2016 compared to the prior year primarily due to earnings from loans originated during 2015 and 2016 and the recapture of previously established reserves of $3.4 million during 2016. Other income decreased $1.6 million for the year ended December 31, 2016 compared to the prior year due to the collection of a note receivable, default interest and other costs, in excess of carrying value during 2015.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. General and administrative expenses increased by $10.2 million or the year ended December 31, 2016 compared to the prior year due to the acceleration of equity-based compensation awards related to retirements in 2016 totaling $4.2 million as well as increased compensation expense of $4.7 million, which included $3.9 million related to the Program (Note 13). The remaining $1.3 million relates to an increase in other professional fees.

The provision for income taxes changed by $1.9 million primarily as a result of 2015 corporate Federal income taxes incurred by a Fund IV investor.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Consolidated Operating Income	$17,319	$21,889	$44,462
Add back:
General and administrative	33,756	40,648	30,368
Depreciation and amortization	104,934	70,011	60,751
Impairment charges	14,455	—	5,000
Less:
Above/below market rent, straight-line rent and other adjustments	(21,110)	(5,313)	(8,192)
Consolidated NOI	149,354	127,235	132,389

Noncontrolling interest in consolidated NOI	(28,379)	(20,872)	(34,675)
Less: Operating Partnership's interest in Fund NOI included above	(7,927)	(4,981)	(5,767)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	19,539	16,547	10,382
NOI - Core Portfolio	$132,587	$117,929	$102,329

__________

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Year Ended December 31,
	2017	2016
Core Portfolio NOI	$132,587	$117,929
Less properties excluded from Same-Property NOI	(31,778)	(17,172)
Same-Property NOI	$100,809	$100,757

Percent change from prior year period	0.1%

Components of Same-Property NOI:
Same-Property Revenues	$137,590	$133,086
Same-Property Operating Expenses	(36,781)	(32,329)
Same-Property NOI	$100,809	$100,757

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the year ended December 31, 2017. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Year Ended December 31, 2017

Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	72	72
GLA commencing	500,028	500,028
New base rent	$23.63	$24.23
Expiring base rent	$21.66	$20.48
Percent growth in base rent	9.1%	18.3%
Average cost per square foot	$6.16	$6.16
Weighted average lease term (years)	5.3	5.3
__________

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

(dollars in thousands except per share data)	Year Ended December 31,
	2017	2016	2015
Net income attributable to Acadia	$61,470	$72,776	$65,708

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	83,515	67,446	52,013
Impairment charges (net of noncontrolling interests’ share)	1,088	—	1,111
Gain on sale (net of noncontrolling interests’ share)	(15,565)	(28,154)	(11,114)
Income attributable to Common OP Unit holders	3,609	4,442	3,811
Distributions - Preferred OP Units	550	560	31
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$134,667	$117,070	$111,560

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	83,682,789	76,231,000	68,851,083
Weighted-average OP Units outstanding	4,741,058	4,435,041	3,894,542
Basic weighted-average shares outstanding, FFO	88,423,847	80,666,041	72,745,625
Assumed conversion of Preferred OP Units to common shares	505,045	435,274	25,067
Assumed conversion of options, LTIP units and restricted share units to common shares	69,488	150,843	296,815
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	88,998,380	81,252,158	73,067,507

Diluted Funds from operations, per Common Share and Common OP Unit	$1.51	$1.44	$1.53

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2017, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $106.7 million. This amount included a $13.3 million special dividend that was paid in January 2017, which related to the Operating Partnership’s share of cash proceeds from property dispositions during 2016. The balance of the distributions were funded from the Operating Partnership’s share of operating cash flow.

Distributions of $8.4 million were made to noncontrolling interests in Fund III during the year ended December 31, 2017. These resulted from proceeds related to the dispositions of New Hyde Park Shopping Center (Note 2) and Arundel Plaza (Note 4).

Distributions of $23.5 million were made to noncontrolling interests in Fund IV during the year ended December 31, 2017. These resulted from proceeds related to the dispositions of 1151 Third Avenue (Note 2), 2819 Kennedy Boulevard, 1701 Belmont Avenue, and five properties within our Broughton Street Portfolio (Note 4).

Investments in Real Estate

During the year ended December 31, 2017, within our Core and Fund portfolios we acquired seven properties aggregating $214.7 million as follows:

•	Fund V acquired four consolidated properties totaling $167.2 million (Note 2);

•	Fund IV acquired a consolidated property for $35.4 million (Note 2);

•	Fund IV acquired a consolidated property in exchange for a $9.1 million note receivable plus accrued interest (Note 2, Note 3); and

•	In our Core portfolio, our Renaissance investment, in which we hold a 20% interest, acquired a $3.0 million property (Note 4).

Capital Commitments

During the year ended December 31, 2017, we made capital contributions of $11.1 million to Fund IV, $9.2 million to Fund V, and $3.6 million to Fund III in connection with acquisitions and development costs. At December 31, 2017, our share of the remaining capital commitments to our Funds aggregated $131.9 million as follows:

•	Fund II was launched in June 2004 with total committed capital of $300.0 million of which our share was $85.0 million, which has been fully funded.

•
$9.5 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$27.1 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our original share was $122.5 million.

•	$95.3 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our initial share is $104.5 million.

Development Activities

During the year ended December 31, 2017, capitalized costs associated with development activities totaled $108.1 million. These costs primarily related to Fund II’s City Point project. At December 31, 2017, we had 6 properties under development for which the estimated total cost to complete these projects through 2020 was $75.7 million to $101.7 million and our share was approximately $25.1 million to $33.2 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,	December 31,
	2017	2016
Total Debt - Fixed and Effectively Fixed Rate	$899,650	$860,486
Total Debt - Variable Rate	538,736	645,185
	1,438,386	1,505,671
Net unamortized debt issuance costs	(14,833)	(18,289)
Unamortized premium	856	1,336
Total Indebtedness	$1,424,409	$1,488,718

As of December 31, 2017, our consolidated outstanding mortgage and notes payable aggregated $1,438.4 million, excluding unamortized premium of $0.9 million and unamortized loan costs of $14.8 million, and were collateralized by 42 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 5.89% with maturities that ranged from May 1, 2018, to April 15, 2035. Taking into consideration $504.0 million of notional principal under variable to fixed-rate swap agreements currently in effect, $899.7 million of the portfolio debt, or 62.5%, was fixed at a 3.74% weighted-average interest rate and $538.7 million, or 37.5% was floating at a 3.44% weighted average interest rate as of December 31, 2017. Our variable-rate debt includes $196.4 million of debt subject to interest rate caps.

There is $87.7 million of debt maturing in 2018 at a weighted-average interest rate of 4.17%; there is $6.7 million of scheduled principal amortization due in 2018; and our share of scheduled remaining 2018 principal payments and maturities on our unconsolidated debt was $7.9 million at December 31, 2017. In addition, $213.6 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated debt will come due in 2019. As it relates to the maturing debt in 2018 and 2019, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default at December 31, 2017 and December 31, 2016 (Note 7). In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees aggregating approximately $32.1 million. The Company’s management believes that the mortgage is not recourse to the Company and that the suit is without merit.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties and (v) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2017 totaled $74.8 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. There were no issuances of equity under the ATM program during the year ended December 31, 2017.

Fund Capital

During the year ended December 31, 2017, noncontrolling interest capital contributions to Fund IV of $37.0 million, to Fund V of $36.6 million, and to Fund III of $11.2 million were primarily used to fund recent acquisitions and development activities. At December 31, 2017, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $29.1 million, $90.2 million and $378.9 million, respectively.

Asset Sales

As previously discussed, during the year ended December 31, 2017, within our Fund portfolio we sold five consolidated and eight unconsolidated properties for an aggregate sales price of $345.8 million for which our proportionate share of the aggregate gains was $15.6 million (Note 2, Note 4).

Structured Financing Repayments

During 2017, we received total collections on our notes receivable of $32.0 million, including full repayment of two notes issued in prior periods (Note 3). Scheduled principal collections for 2018 total $41.0 million.

Financing and Debt

As of December 31, 2017, we had $166.5 million of additional capacity under existing revolving debt facilities. In addition, at that date we had 71 unleveraged consolidated properties with an aggregate carrying value of approximately $1.6 billion and 25 unleveraged unconsolidated properties for which our share of the carrying value was $62.9 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

Cash Flows for 2017 Compared to 2016

The following table compares the historical cash flow for the year ended December 31, 2017 with the cash flow for the year ended December 31, 2016 (in millions):

	Year Ended December 31,
	2017	2016	Variance
Net cash provided by operating activities	$119.8	$111.8	$8.0
Net cash provided by (used in) investing activities	10.1	(611.0)	621.1
Net cash (used in) provided by financing activities	(126.9)	498.2	(625.1)
Increase (decrease) in cash and cash equivalents	$3.0	$(1.0)	$4.0

Operating Activities

Our operating activities provided $8.0 million more cash during the year ended December 31, 2017, primarily due to additional cash flow from 2016 and 2017 Core and Fund acquisitions partially offset by a $27.0 million rent prepayment received from a tenant in 2016.

Investing Activities

During the year ended December 31, 2017 as compared to the year ended December 31, 2016, our investing activities used $621.1 million less cash, primarily due to (i) $291.8 million less cash used for the acquisition of real estate, (ii) $146.8 million less cash used for the issuance of notes receivable, (iii) $111.8 million more cash received from disposition of properties, including unconsolidated affiliates, (iv) $65.6 million less cash used for investments and advances to unconsolidated investments, and (v) $41.3 million less cash used for development and property improvement costs. These items were partially offset by (i) $30.5 million less cash received from return of capital from unconsolidated affiliates, and (ii) $10.8 million less cash received from repayments of notes receivable.

Financing Activities

Our financing activities provided $625.1 million less cash during the year ended December 31, 2017, primarily from (i) $450.1 million less cash received from the issuance of Common Shares, (ii) a decrease in cash of $209.9 million from capital contributions from noncontrolling interests, and (iii) a decrease of $19.4 million of cash provided from net borrowings. These items were partially offset by a decrease of $66.1 million in cash distributions to noncontrolling interests.

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

Our financing activities provided $402.1 million more cash during 2016, primarily from (i) $386.9 million more cash received from the issuance of Common Shares and (ii) an increase of $259.6 million from capital contributions from noncontrolling interests. These items were partially offset by (i) a decrease of $210.7 million of cash provided from net borrowings, (ii) distributions to noncontrolling interests increased $21.4 million, (iii) $7.3 million more cash used for deferred financing and other costs, and (iv) an additional $5.0 million of cash used to pay dividends to Common Shareholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of December 31, 2017 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,438.4	$94.4	$790.0	$353.9	$200.1
Interest obligations on debt	217.3	60.7	92.5	34.4	29.7
Lease obligations (a)	207.2	4.5	8.9	8.7	185.1
Construction commitments (b)	92.2	92.2	—	—	—
Total	$1,955.1	$251.8	$891.4	$397.0	$414.9
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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership Ownership Percentage	Operating Partnership Pro-rata Share of Mortgage Debt
Investment			Interest Rate at December 31, 2017	Maturity Date
230/240 W. Broughton	11.6%	$1.2	4.37%	May 2018
Promenade at Manassas	22.8%	5.7	3.07%	November 2018
650 Bald Hill	20.8%	2.9	4.02%	April 2020
Eden Square	22.8%	5.1	3.52%	June 2020
Gotham Plaza (a)	49.0%	10.0	2.97%	June 2023
Renaissance Portfolio	20.0%	32.0	3.07%	August 2023
Crossroads	49.0%	33.0	3.94%	October 2024
840 N. Michigan	88.4%	65.0	4.36%	February 2025
Georgetown Portfolio	50.0%	8.4	4.72%	December 2027
Total		$163.3

(a)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap with a notional value of $20.4 million, which effectively fixes the interest rate at 3.49% and matures in June 2023.

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

Valuation of Properties

On a quarterly basis, we review the carrying value of properties held for use and for sale as well as our development properties. We perform an impairment analysis by calculating and reviewing net operating income on a property-by-property basis. We evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell.

See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of impairments recognized during the periods presented.

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended December 31, 2017, 2016 and 2015.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2017 and 2016, the allowance for doubtful accounts totaled $5.9 million and $5.7 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Real Estate
Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Construction in progress includes costs for significant property expansion and development. Depreciation is computed on the straight-line basis over estimated useful lives of 40 years for buildings, the shorter of the useful life or lease term for tenant improvements and five years for furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Structured Financings

Real estate notes receivable investments and preferred equity investments (“Structured Financings”) are intended to be held to maturity and are carried at cost. Interest income from Structured Financings are recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the Structured Financing investment is recognized over the term of the loan as an adjustment to yield.

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

Information as of December 31, 2017

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2017, we had total mortgage and other notes payable of $1,438.4 million, excluding the unamortized premium of $0.9 million and unamortized loan costs of $14.8 million, of which $899.7 million, or 62.5% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $538.7 million, or 37.5%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of December 31, 2017, we were party to 27 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $504.0 million and $196.4 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2017 concerning our long-term debt obligations on a pro-rata share basis, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018	$3.1	$45.9	$49.0	4.2%
2019	3.0	—	3.0	—%
2020	3.1	91.5	94.6	2.7%
2021	3.2	200.0	203.2	2.7%
2022	3.4	50.0	53.4	3.0%
Thereafter	17.4	147.7	165.1	3.7%
	$33.2	$535.1	$568.3

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018	$0.7	$5.1	$5.8	3.6%
2019	0.8	46.0	46.8	4.2%
2020	0.5	111.8	112.3	3.9%
2021	0.5	11.3	11.8	3.5%
2022	0.4	10.1	10.5	3.4%
Thereafter	0.1	7.0	7.1	3.6%
	$3.0	$191.3	$194.3

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018	$1.0	$6.9	$7.9	3.1%
2019	1.0	—	1.0	—%
2020	1.1	8.0	9.1	1.9%
2021	1.1	—	1.1	—%
2022	1.2	—	1.2	—%
Thereafter	2.6	140.4	143.0	3.9%
	$8.0	$155.3	$163.3

In 2018, $94.4 million of our total consolidated debt and $7.9 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $213.6 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated debt will become due in 2019. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $3.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. Interest expense on our variable-rate debt of $538.7 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2017, would increase $5.4 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2017, the fair value of our total consolidated outstanding debt would decrease by approximately $15.9 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $17.3 million.

As of December 31, 2017, and December 31, 2016, we had consolidated notes receivable of $153.8 million and $276.2 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2017, the fair value of our total outstanding notes receivable would decrease by approximately $1.9 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $2.0 million.

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

Changes in Market Risk Exposures from 2016 to 2017

Our interest rate risk exposure from December 31, 2016, to December 31, 2017, has decreased on an absolute basis, as the $645.2 million of variable-rate debt as of December 31, 2016, has decreased to $538.7 million as of December 31, 2017. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 42.9% of our consolidated debt as of December 31, 2016, and decreased to 37.5% as of December 31, 2017.

ITEM 8.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Acadia Realty Trust

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

New York, New York
February 27, 2018

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2017	2016
ASSETS
Investments in real estate, at cost
Operating real estate, net	$2,952,918	$2,551,448
Real estate under development	173,702	543,486
Net investments in real estate	3,126,620	3,094,934
Notes receivable, net	153,829	276,163
Investments in and advances to unconsolidated affiliates	302,070	272,028
Other assets, net	214,959	192,786
Cash and cash equivalents	74,823	71,805
Rents receivable, net	51,738	43,842
Restricted cash	10,846	22,904
Assets of properties held for sale	25,362	21,498
Total assets	$3,960,247	$3,995,960

LIABILITIES
Mortgage and other notes payable, net	$909,174	$1,055,728
Unsecured notes payable, net	473,735	432,990
Unsecured line of credit	41,500	—
Accounts payable and other liabilities	210,052	208,672
Capital lease obligation	70,611	70,129
Dividends and distributions payable	24,244	36,625
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,292	13,691
Total liabilities	1,744,608	1,817,835
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 and 100,000,000 shares, issued and outstanding 83,708,140 and 83,597,741 shares, respectively	84	84
Additional paid-in capital	1,596,514	1,594,926
Accumulated other comprehensive loss	2,614	(798)
Distributions in excess of accumulated earnings	(32,013)	(5,635)
Total Acadia shareholders’ equity	1,567,199	1,588,577
Noncontrolling interests	648,440	589,548
Total equity	2,215,639	2,178,125
Total liabilities and equity	$3,960,247	$3,995,960

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands except per share amounts)	2017	2016	2015
Revenues
Rental income	$198,941	$152,814	$158,632
Expense reimbursements	44,907	32,282	36,306
Other	6,414	4,843	4,125
Total revenues	250,262	189,939	199,063
Operating expenses
Depreciation and amortization	104,934	70,011	60,751
General and administrative	33,756	40,648	30,368
Real estate taxes	35,946	25,630	25,384
Property operating	41,668	24,244	28,423
Other operating	2,184	7,517	4,675
Impairment charges	14,455	—	5,000
Total operating expenses	232,943	168,050	154,601
Operating income	17,319	21,889	44,462
Equity in earnings and gains of unconsolidated affiliates inclusive of gains on disposition of properties of $15,336, $35,950 and $24,043, respectively	23,371	39,449	37,330
Interest income	29,143	25,829	16,603
Interest expense	(58,978)	(34,645)	(37,297)
Gain on change in control and other	5,571	—	1,596
Income from continuing operations before income taxes	16,426	52,522	62,694
Income tax (provision) benefit	(1,004)	105	(1,787)
Income from continuing operations before gain on disposition of properties	15,422	52,627	60,907
Gain on disposition of properties, net of tax	48,886	81,965	89,063
Net income	64,308	134,592	149,970
Net income attributable to noncontrolling interests	(2,838)	(61,816)	(84,262)
Net income attributable to Acadia	$61,470	$72,776	$65,708

Basic and diluted earnings per share	$0.73	$0.94	$0.94
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2017	2016	2015

Net income	$64,308	$134,592	$149,970
Other comprehensive income (loss):
Unrealized income (loss) on valuation of swap agreements	634	(646)	(5,061)
Reclassification of realized interest on swap agreements	3,317	4,576	5,524
Other comprehensive income	3,951	3,930	463
Comprehensive income	68,259	138,522	150,433
Comprehensive income attributable to noncontrolling interests	(3,377)	(62,081)	(85,183)
Comprehensive income attributable to Acadia	$64,882	$76,441	$65,250

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	87	—	1,541	—	—	1,541	(1,541)	—
Dividends/distributions declared ($1.05 per Common Share/OP Unit)	—	—	—	—	(87,848)	(87,848)	(6,453)	(94,301)
Employee and trustee stock compensation, net	23	—	698	—	—	698	10,457	11,155
Noncontrolling interest distributions	—	—	—	—	—	—	(32,805)	(32,805)
Noncontrolling interest contributions	—	—	—	—	—	—	85,206	85,206
Reallocation of noncontrolling interests	—	—	(651)	—	—	(651)	651	—
Comprehensive income	—	—	—	3,412	61,470	64,882	3,377	68,259
Balance at December 31, 2017	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639

Balance at January 1, 2016	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	351	1	7,891	—	—	7,892	(7,892)	—
Issuance of Common Shares, net of issuance costs	12,961	13	450,117	—	—	450,130	—	450,130
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	31,429	31,429
Dividends/distributions declared ($1.16 per Common Share/OP Unit)	—	—	—	—	(91,053)	(91,053)	(6,753)	(97,806)
Acquisition of noncontrolling interests	—	—	7,546	—	—	7,546	(25,925)	(18,379)
Employee and trustee stock compensation, net	28	—	926	—	—	926	12,768	13,694
Change in control of previously unconsolidated investment	—	—	—	—	—	—	(75,713)	(75,713)
Windfall tax benefit	—	—	555	—	—	555	—	555
Noncontrolling interest distributions	—	—	—	—	—	—	(80,769)	(80,769)
Noncontrolling interest contributions	—	—	—	—	—	—	295,108	295,108
Comprehensive income	—	—	—	3,665	72,776	76,441	62,081	138,522
Reallocation of noncontrolling interests	—	—	35,652	—	—	35,652	(35,652)	—
Balance at December 31, 2016	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(Continued)
Balance at January 1, 2015	68,109	$68	$1,027,861	$(4,005)	$31,617	$1,055,541	$380,416	$1,435,957
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	101	—	2,451	—	—	2,451	(2,451)	—
Issuance of Common Shares, net of issuance costs	1,973	2	64,415	—	—	64,417	—	64,417
Acquisition of noncontrolling interests	—	—	(4,409)	—	—	(4,409)	(3,561)	(7,970)
Dividends/distributions declared ($1.22 per Common Share/OP Unit)	—	—	—	—	(84,683)	(84,683)	(5,983)	(90,666)
Employee and trustee stock compensation, net	75	—	1,921	—	—	1,921	6,723	8,644
Noncontrolling interest distributions	—	—	—	—	—	—	(74,950)	(74,950)
Noncontrolling interest contributions	—	—	—	—	—	—	35,489	35,489
Comprehensive (loss) income	—	—	—	(458)	65,708	65,250	85,183	150,433
Balance at December 31, 2015	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,308	$134,592	$149,970
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties	(48,886)	(81,965)	(89,063)
Gain on change in control	(5,571)	—	—
Depreciation and amortization	104,934	70,011	60,751
Distributions of operating income from unconsolidated affiliates	9,249	7,256	12,291
Equity in earnings and gains of unconsolidated affiliates	(23,371)	(39,449)	(37,330)
Stock compensation expense	11,155	13,695	7,438
Amortization of financing costs	5,985	3,204	3,537
Impairment charges	14,455	—	5,000
Other, net	(10,610)	(8,095)	(6,483)
Changes in assets and liabilities:
Other liabilities	(4,285)	26,532	5,354
Prepaid expenses and other assets	(6,498)	(11,677)	12,690
Rents receivable, net	(11,274)	(4,847)	(5,673)
Restricted cash	11,474	1,912	(6,168)
Accounts payable and accrued expenses	8,768	591	1,284
Net cash provided by operating activities	119,833	111,760	113,598
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(200,429)	(495,644)	(338,700)
Development and property improvement costs	(108,142)	(149,434)	(164,315)
Issuance of or advances on notes receivable	(10,600)	(157,352)	(48,500)
Proceeds from the disposition of properties	260,711	150,378	168,895
Investments in and advances to unconsolidated affiliates	(6,535)	(72,098)	(24,168)
Return of capital from unconsolidated affiliates	23,946	54,444	11,892
Proceeds from notes receivable	32,000	42,819	15,984
Deposits for properties under contract	(2,000)	1,424	(5,776)
Proceeds from disposition of properties of unconsolidated affiliates	26,045	24,586	38,392
Payment of deferred leasing costs	(5,202)	(7,515)	(8,207)
Change in control of previously unconsolidated (consolidated) affiliate	288	(2,578)	—
Net cash provided by (used in) investing activities	10,082	(610,970)	(354,503)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Continued)	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(306,119)	(394,864)	(148,423)
Principal payments on unsecured debt	(277,134)	(541,790)	(234,815)
Proceeds received on mortgage and other notes	156,344	222,071	90,234
Proceeds from unsecured debt	359,625	666,716	417,425
Proceeds from issuance of Common Shares, net of issuance costs of $0, $9,238 and $1,150, respectively	—	450,130	63,234
Capital contributions from noncontrolling interests	85,206	295,108	35,489
Distributions to noncontrolling interests	(39,942)	(105,994)	(84,610)
Dividends paid to Common Shareholders	(99,527)	(91,334)	(86,353)
Deferred financing and other costs	(6,211)	(11,678)	(4,376)
Loan proceeds held as restricted cash	861	9,874	48,676
Purchase of convertible notes payable	—	—	(380)
Net cash (used in) provided by financing activities	(126,897)	498,239	96,101

Increase (decrease) in cash and cash equivalents	3,018	(971)	(144,804)
Cash and cash equivalents, beginning of the year	71,805	72,776	217,580
Cash and cash equivalents, end of the year	$74,823	$71,805	$72,776

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $13,509, $21,109 and $16,447, respectively	$49,942	$42,279	$47,960
Cash paid for income taxes, net of (refunds)	$875	$2,036	$2,038

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$—	$120,672	$91,885
Acquisition of real estate through issuance of OP Units	$—	$29,336	$—
Acquisition of capital lease obligation	$—	$76,461	$—
Mortgage debt financed at time of acquisition	$—	$63,900	$—
Assumption of accounts payable and accrued expenses through acquisition of real estate	$2,173	$3,587	$—
Assumption of prepaid expenses and other assets through acquisition of real estate		$2,226	$—
Disposition of air rights through issuance of notes receivable	$—		$(29,539)
Acquisition of real estate through assumption of restricted cash	$—		$(28,912)
Acquisition of real estate through conversion of note receivable	$9,000	$—	$13,386
Acquisition of undivided interest in a property through conversion of notes receivable	$60,695	$—	$—

Change in control of previously unconsolidated (consolidated) investment
(Increase) decrease in real estate, net	$(39,322)	$90,559	$—
Gain on change in control	5,571	—	—
Decrease in notes receivable	32,010	—	—
Decrease (increase) in investments in and advances to unconsolidated affiliates	4,159	(21,421)	—
Decrease in noncontrolling interest	—	(75,713)	—
Change in other assets and liabilities	(2,130)	3,997	—
Increase (decrease) in cash upon change of control	$288	$(2,578)	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2017 and December 31, 2016, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of December 31, 2017, the Company has ownership interests in 118 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 58 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). Acadia Strategic Opportunity Fund I, LP (“Fund I,” together with Funds II, III, IV, and V, the “Funds”) was liquidated in 2015. The 176 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2017	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of December 31, 2017 (b)
Fund II and Mervyns II	6/2004	28.33%	$347.1	$—	28.33%	8%	$131.6
Fund III	5/2007	24.54%	411.5	38.5	24.54%	6%	551.9
Fund IV	5/2012	23.12%	412.7	117.3	23.12%	6%	131.5
Fund V	8/2016	20.10%	45.8	474.2	20.10%	6%	—
__________

(a)	Amount represents the current economic ownership at December 31, 2017, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective fund.

(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

Segments

At December 31, 2017, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital. Each property is considered a separate operating segment; however, each property on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

During the second quarter of 2016, management determined that certain transactions involving the issuance of Common Shares of the Company and Common OP Units, Preferred OP Units, and LTIP Units of the Operating Partnership, should have resulted in an adjustment to the Operating Partnership’s non-controlling interest (“OPU NCI”) and the Company’s Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving these changes in ownership (the “Rebalancing”). During the year ended December 31, 2016, the Company increased its APIC with an offsetting reduction to the OPU NCI of approximately $35.7 million, of which approximately $31.8 million of this Rebalancing related to prior years. Management concluded that the Rebalancing adjustments were not meaningful to the Company’s financial position for any of the prior years, and the quarterly periods in 2016, and as such, this cumulative change was recorded in the consolidated balance sheet and statement of shareholder’s equity in the second quarter of 2016 as an out-of-period adjustment. The misclassification had no impact on the previously reported consolidated assets, liabilities or total equity or on the consolidated statements of income, comprehensive income, or cash flows.

Use of Estimates

GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Application of these estimates

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

Depreciation is computed on the straight-line basis over estimated useful lives of the assets as follows:

Buildings and improvements         Useful lives of 40 years for buildings and 15 years for improvements
Furniture and fixtures             Useful lives, ranging from five years to 20 years
Tenant improvements             Shorter of economic life or lease terms

Purchase Accounting – Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805, “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocates the acquisition price based on these assessments.

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

Real Estate Impairment – The Company reviews its real estate and real estate under development for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. See Note 8 for information about impairment charges incurred during the periods presented.

Dispositions of Real Estate – The Company recognizes property sales in accordance with ASC Topic 970 “Real Estate.” Sales of real estate include the sale of land, operating properties and investments in real estate joint ventures. Gains from dispositions are recognized using the full accrual or partial sale methods, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met.

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

Notes Receivable

Notes receivable include certain loans that are held for investment and are collateralized by real estate-related investments and may be subordinate to other senior loans. Notes receivable are recorded at stated principal amounts or at initial investment less accretive yield for loans purchased at a discount, which is accreted over the life of the note. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectability of both principal and interest based upon an assessment of the underlying collateral value to determine whether it is impaired. A reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. The amount of the reserve is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of notes outstanding, the Company does not provide for an additional reserve based on the grouping of loans, as the Company believes the characteristics of its notes are not sufficiently similar to allow an evaluation of these notes as a group for a possible loan loss allowance. As such, all of the Company’s notes are evaluated individually for this purpose. Interest income on performing notes is accrued as earned. A note is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Recognition of interest income on an accrual basis on non-performing notes is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment, is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the periods presented there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

Derivative Instruments and Hedging Activities

The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

Revenue Recognition and Accounts Receivable

Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. As of December 31, 2017 and 2016, unbilled rents receivable relating to the straight-lining of rents of $37.3 million and $34.9 million, respectively, are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2017 and 2016 are shown net of an allowance for doubtful accounts of $5.9 million and $5.7 million, respectively.

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018.  This new legislation is not expected to have a material adverse effect on the Company’s business and contains several potentially favorable provisions.  However, the Company has recorded an reduction of $2.0 million to its deferred tax assets to reflect the lower Federal corporate tax rate and other provisions effective in 2018.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to the Company’s lease revenues, but will apply to reimbursed tenant costs. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

option to elect certain practical expedients or a modified retrospective approach with the cumulative effect recognized at the date of adoption. Substantially all of the Company’s revenue is derived from its leases and therefore falls outside of the scope of this guidance. With respect to its fee-derived revenue, the Company does not anticipate any significant changes to the timing of the Company’s revenue recognition; however, the recognition of gains on sales of properties may be impacted prospectively under limited circumstances under which collectability may not be reasonably assured or if the Company has continuing involvement with a sold property. The Company intends to implement the standard using the modified retrospective approach with the cumulative effect recognized in retained earnings at the date of application.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. As a lessee, the Company is party to various equipment, ground, and office leases with future payment obligations aggregating $207.2 million at December 31, 2017 (Note 11) for which the Company expects to record right-of-use assets upon adoption of ASU 2016-02. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. The new guidance also requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. The Company expects that it will no longer capitalize a significant portion of internal leasing costs that were previously capitalized. The Company capitalized $1.0 million, $1.1 million and $1.4 million of internal leasing costs during the years ended December 31, 2017, 2016 and 2015, respectively. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective beginning after December 15, 2018, but early adoption is permitted.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The Company expects to elect the “cumulative distribution approach” whereby distributions received from equity method investments would be classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Upon the adoption of ASU 2016-15, the Company expects to reclassify $6.3 million and $0 of its cash inflows from investing activities to cash flows from operating activities in its historical presentation of cash flows related to its equity method investments for the years ended December 31, 2017 and 2016, respectively.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and early adoption is permitted. It is expected that the new standard will reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed. The Company expensed $2.1 million and $8.2 million of acquisition costs during the year ended December 31, 2017 and 2016, respectively.

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
NOTES TO FINANCIAL STATEMENTS

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

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 effective January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption will not have a material impact on the Company’s consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	December 31, 2017	December 31, 2016

Land	$658,835	$693,252
Buildings and improvements	2,406,488	1,916,288
Tenant improvements	131,850	132,220
Construction in progress	18,642	19,789
Properties under capital lease	76,965	76,965
Total	3,292,780	2,838,514
Less: Accumulated depreciation	(339,862)	(287,066)
Operating real estate, net	2,952,918	2,551,448
Real estate under development, at cost	173,702	543,486
Net investments in real estate	$3,126,620	$3,094,934

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Acquisitions and Conversions

During the years ended December 31, 2017 and December 31, 2016, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price	Debt Assumed
2017 Acquisitions and Conversions
Core
Market Square Shopping Center - Wilmington, DE (Conversion) (Note 4)	100%	Nov 16, 2017	$42,800	$—
Subtotal Core			42,800	—

Fund IV
Lincoln Place - Fairview Heights, IL	100%	Mar 13, 2017	35,350	—
Shaw's Plaza - Windham, ME (Conversion) (Note 3)	100%	Jun 30, 2017	9,142	—
Subtotal Fund IV			44,492	—

Fund V
Plaza Santa Fe - Santa Fe, NM	100%	Jun 5, 2017	35,220	—
Hickory Ridge - Hickory, NC	100%	Jul 27, 2017	44,020	—
New Towne Plaza - Canton, MI	100%	Aug 4, 2017	26,000	—
Fairlane Green - Allen Park, MI	100%	Dec 20, 2017	62,000	—
Subtotal Fund V			167,240	—
Total 2017 Acquisitions and Conversions			$254,532	$—

2016 Acquisitions
Core Portfolio
991 Madison Avenue - New York, NY (a)	100%	Mar 26, 2016	$76,628	$—
165 Newbury Street - Boston, MA	100%	May 13, 2016	6,250	—
Concord & Milwaukee - Chicago, IL	100%	Jul 28, 2016	6,000	2,902
151 North State Street - Chicago, IL	100%	Aug 10, 2016	30,500	14,556
State & Washington - Chicago, IL	100%	Aug 22, 2016	70,250	25,650
North & Kingsbury - Chicago, IL	100%	Aug 29, 2016	34,000	13,409
Sullivan Center - Chicago, IL	100%	Aug 31, 2016	146,939	—
California & Armitage - Chicago, IL	100%	Sep 12, 2016	9,250	2,692
555 9th Street - San Francisco, CA	100%	Nov 2, 2016	139,775	60,000
Subtotal Core Portfolio			519,592	119,209

Fund IV
Restaurants at Fort Point - Boston, MA	100%	Jan 14, 2016	11,500	—
1964 Union Street - San Francisco, CA (a)	90%	Jan 28, 2016	2,250	1,463
Wake Forest Crossing - Wake Forest, NC	100%	Sep 27, 2016	36,600	—
Airport Mall - Bangor, ME	100%	Oct 28, 2016	10,250	—
Colonie Plaza - Albany, NY	100%	Oct 28, 2016	15,000	—
Dauphin Plaza - Harrisburg, PA	100%	Oct 28, 2016	16,000	—
JFK Plaza - Waterville, ME	100%	Oct 28, 2016	6,500	—
Mayfair Shopping Center - Philadelphia, PA	100%	Oct 28, 2016	16,600	—
Shaw's Plaza - Waterville, ME	100%	Oct 28, 2016	13,800	—
Wells Plaza - Wells, ME	100%	Oct 28, 2016	5,250	—
717 N Michigan - Chicago, IL	100%	Dec 1, 2016	103,500	—
Subtotal Fund IV			237,250	1,463
Total 2016 Acquisitions			$756,842	$120,672

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

__________

(a)	These acquisitions were accounted for as asset acquisitions as the underlying properties did not meet the definition of a business.

All of the above acquisitions and conversions were deemed to be business combinations except 991 Madison Avenue and 1964 Union Street. The Company expensed $2.1 million of acquisition costs for the year ended December 31, 2017, of which $1.2 million related to the Core Portfolio and $0.9 million related to the Funds and $8.2 million of acquisition costs for the year ended December 31, 2016, of which $5.5 million related to the Core Portfolio and $2.7 million related to the Funds.

Revenues, net loss and loss per share from the Company’s consolidated 2017 acquisitions and conversions totaled $10.2 million, $3.5 million and $0.04, respectively for the year ended December 31, 2017. Revenues, net loss and loss per share from the Company’s consolidated 2016 acquisitions totaled $15.3 million, $4.7 million and $0.06, respectively for the year ended December 31, 2016.

Purchase Price Allocations

The purchase prices for the business combinations were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016

Net Assets Acquired
Land	$48,138	$225,729
Buildings and improvements	173,576	458,525
Other assets	84	3,481
Acquisition-related intangible assets (in Acquired lease intangibles, net)	44,269	63,606
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(11,535)	(72,985)
Above and below market debt assumed (included in Mortgages and other notes payable, net)	—	(119,601)
Net assets acquired	$254,532	$558,755

Consideration
Cash	$200,429	$439,546
Conversion of note receivable	41,010	—
Debt assumed	—	119,209
Liabilities assumed	3,363	—
Existing interest in previously unconsolidated investment	4,159	—
Change in control of previously unconsolidated investment	5,571	—
Total Consideration	$254,532	$558,755

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dispositions

During the years ended December 31, 2017 and December 31, 2016, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain/(Loss) on Sale
2017 Dispositions
New Hyde Park Shopping Center - New Hyde Park, NY	Fund III	Jul 6, 2017	$22,075	$6,433
216th Street - New York, NY	Fund II	Sep 11, 2017	30,579	6,543
City Point Condominium Tower I - Brooklyn, NY	Fund II	Oct 13, 2017	96,000	(810)
1151 Third Avenue - New York, NY	Fund IV	Nov 16, 2017	27,000	5,183
260 E 161st Street - Bronx, NY	Fund II	Dec 13, 2017	105,684	31,537
Total 2017 Dispositions			$281,338	$48,886

2016 Dispositions
Cortlandt Town Center (65%) - Mohegan Lake, NY (Note 4)	Fund III	Jan 28, 2016	$107,250	$65,393
Heritage Shops - Chicago, IL	Fund III	Apr 26, 2016	46,500	16,572
Total 2016 Dispositions			$153,750	$81,965

The Company has recognized impairment charges during the periods presented related to certain properties classified as held for sale and or sold (Note 8).

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rental revenues	$13,021	$16,946	$31,935
Expenses	(18,964)	(13,653)	(27,265)
Loss on extinguishment of debt	(1,380)	(81)	(111)
(Loss) income from continuing operations of disposed properties before gain on disposition of properties	(7,323)	3,212	4,559
Gain on disposition of properties, net of tax	48,886	81,965	89,063
Net income attributable to noncontrolling interests	(30,072)	(70,850)	(1,732)
Net income attributable to Acadia	$11,491	$14,327	$91,890

Properties Held For Sale

At December 31, 2017, the Company had one property in Fund II classified as held-for-sale, Sherman Avenue, with total assets of $25.4 million and recognized an impairment charge of $10.6 million inclusive of an amount attributable to a noncontrolling interest of $7.6 million (Note 8). This property had a net loss of $12.0 million and $0.8 million and $0.0 for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2015, the property was under development.

At December 31, 2016, the Company had one property in Fund II classified as held-for-sale with total assets of $21.5 million and subject to a mortgage of $25.5 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma consolidated operating data is presented for the year ended December 31, 2017, as if the acquisitions of the properties acquired during that period were completed on January 1, 2016 and as if the acquisition of the properties acquired during the year ended December 31, 2016 were completed on January 1, 2015. The related acquisition expenses of $2.1 million and $8.2 million reported during the years ended December 31, 2017 and 2016, respectively have been reflected as pro forma charges at January 1, 2016 and January 1, 2015, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Year Ended December 31,
	2017	2016	2015
Pro forma revenues	$266,485	$247,843	$243,237
Pro forma income from continuing operations	21,878	63,681	52,442
Pro forma net income attributable to Acadia	64,107	82,485	58,232
Pro forma basic and diluted earnings per share	0.77	1.02	0.79

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Depreciation and amortization expense for the year ended December 31, 2017 includes $2.0 million of accelerated depreciation related to a building under development that was demolished.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2016		Year Ended December 31, 2017			December 31, 2017
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	1	$3,499	$22,422	$819	$4,843	2	$21,897
Fund II	2	443,012	—	6,851	444,955	—	4,908
Fund III	3	50,452	—	22,572	9,085	2	63,939
Fund IV	4	46,523	80,508	2,158	46,231	1	82,958
Total	10	$543,486	$102,930	$32,400	$505,114	5	$173,702

During the year ended December 31, 2017, the Company placed substantially all of Fund II’s City Point project into service as well as three Fund IV properties, reclassified Fund II’s Sherman Avenue property as held for sale and placed one Core property into development. In addition to the consolidated projects noted above, the Company had one unconsolidated project remaining in development after placing three of its four unconsolidated Fund IV development properties into service during the year ended December 31, 2017.

Construction in progress pertains to construction activity at the Company’s operating properties which are in service and continue to operate during the construction period.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	December 31,	December 31,	December 31, 2017
Description	2017	2016	Number	Maturity Date	Interest Rate
Core Portfolio	$101,695	$216,400	3	June 2018 - April 2019	6.0% - 8.1%
Fund II	31,778	31,007	1	May 2020	2.5%
Fund III	5,106	4,506	1	July 2020	18.0%
Fund IV	15,250	24,250	1	February 2021	15.3%
	$153,829	$276,163	6

During the year ended December 31, 2017, the Company:

•	recovered the full value of a $12.0 million Core note receivable, which was previously in default, plus accrued interest and fees aggregating $16.8 million as further described below;

•	exchanged $92.7 million of Core notes receivable plus accrued interest thereon of $1.8 million for additional undivided interests in the Market Square and Town Center properties (Note 4);

•	funded an additional $10.0 million on an existing Core note receivable, which had a total commitment of $20.0 million, and was subsequently repaid in full during the fourth quarter;

•	entered into an agreement to extend the maturity of a $15.0 million Core note receivable to June 1, 2018;

•	increased the balance of a Fund II note receivable by the interest accrued of $0.8 million;

•	advanced an additional $0.6 million on a Fund III note receivable; and

•	exchanged a $9.0 million Fund IV note receivable plus accrued interest of $0.1 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

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

At December 31, 2016, one of the Core notes receivable in the amount of $12.0 million was in default. As discussed above, the Company recovered its full carrying value of principal and interest and recognized additional interest income and expense reimbursements of $2.2 million in the first quarter of 2017 and $1.4 million in the second quarter of 2017 upon settlement of this transaction.

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
NOTES TO FINANCIAL STATEMENTS

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

		Nominal Ownership Interest	December 31, 2017	December 31, 2016
Fund	Property	December 31, 2017
Core:
	840 N. Michigan (a)	88.43%	$69,846	$74,131
	Renaissance Portfolio	20%	35,041	36,437
	Gotham Plaza	49%	29,416	29,421
	Market Square (a, b)	100%	—	5,469
	Town Center (a, b)	61.11%	78,801	15,286
	Georgetown Portfolio	50%	3,479	4,287
			216,583	165,031

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	167	8,108
	Self Storage Management (d)	95%	206	241
			373	8,349
Fund IV:
	Broughton Street Portfolio (e)	50%	48,335	54,839
	Fund IV Other Portfolio	90%	20,199	21,817
	650 Bald Hill Road	90%	13,609	18,842
			82,143	95,498

Various Funds:	Due from Related Parties (f)		2,415	2,193
	Other (g)		556	957
	Investments in and advances to unconsolidated affiliates		$302,070	$272,028

Core:
	Crossroads (h)	49%	$15,292	$13,691
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,292	$13,691
__________

(a)	Represents a tenancy-in-common interest.

(b)	During May and November 2017, as discussed below, the Company increased its ownership in Market Square and Town Center, which was formerly included under the caption “Brandywine Portfolio.”

(c)	Distributions have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.

(d)	Represents a variable interest entity.

(e)
The Company is entitled to a 15% return on its cumulative capital contribution which was $15.4 million and $14.5 million at December 31, 2017 and December 31, 2016, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $36.8 million and $45.4 million at December 31, 2017 and December 31, 2016, respectively.

(f)	Represents deferred fees.

(g)	Includes a cost-method investment in Albertson’s (Note 8) and other investments.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

Brandywine Portfolio, Market Square and Town Center

The Company owns an interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio” joint venture) located in Wilmington, Delaware, which includes two properties referred to as “Market Square” and “Town Center.” Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During April 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy-in-common interest, as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company de-consolidated the Brandywine Portfolio and accounted for its interest under the equity method of accounting effective May 1, 2016. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying net assets were unchanged, the Company reflected the change from consolidation to equity method based upon its historical cost. The Brandywine Portfolio and Market Square ventures do not include the property held by Brandywine Holdings, an entity consolidated by the Company.

Additionally, in April 2016, the Company repaid the outstanding balance of $140.0 million of non-recourse debt collateralized by the Brandywine Portfolio and provided a note receivable collateralized by the partners’ tenancy-in-common interest in the Brandywine Portfolio for their proportionate share of the repayment. On May 1, 2017, the Company exchanged $16.0 million of the $153.4 million notes receivable (the “Brandywine Notes Receivable”) (Note 3) plus accrued interest of $0.3 million for one of the partner’s 38.89% tenancy-in-common interests in Market Square. The Company already had a 22.22% interest in Market Square and continued to apply the equity method of accounting for its aggregate 61.11% noncontrolling interest in Market Square and its 22.22% interest in Town Center through November 16, 2017. The incremental investment in Market Square was recorded at $16.3 million and the excess of this amount over the venture’s book value associated with this interest, or $9.8 million, was being amortized over the remaining depreciable lives of the venture’s assets through November 16, 2017. On November 16, 2017, the Company exchanged an additional $16.0 million of Brandywine Notes Receivable plus accrued interest of $0.6 million for the remaining 38.89% interest in Market Square, thereby obtaining a 100% controlling interest in the property. The exchange was deemed to be a business combination and as a result, the property was consolidated and a gain on change of control of $5.6 million was recorded (Note 2).

On November 16, 2017, the Company exchanged $60.7 million of the Brandywine Notes Receivable plus accrued interest of $0.9 million for one of the partner’s 38.89% tenancy-in-common interests in Town Center. The incremental investment in Town Center was recorded at $61.6 million and the excess of this amount over the venture’s book value associated with this interest, or $34.5 million, will be amortized over the remaining depreciable lives of the venture’s assets. The Company already had a 22.22% interest in Town Center and continues to apply the equity method of accounting for its aggregate 61.11% noncontrolling interest in Town Center.
At December 31, 2017, a $60.7 million of Brandywine Note Receivable remains (Note 3), which is collateralized by the remaining 38.89% undivided interest in Town Center.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Fund Investments

Fund III Other Portfolio includes the Company’s investment in Arundel Plaza (through its date of sale). Fund IV Other Portfolio includes the Company’s investment in Promenade at Manassas, Eden Square, 2819 Kennedy Boulevard (through its date of sale) and 1701 Belmont Avenue (through its date of sale). Self-Storage Management, a Fund III investment, was determined to be a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that the Company is not the primary beneficiary and, therefore, consolidation of this venture is not required.

Mervyn’s I & II

In 2017, Mervyn’s I and Mervyn’s II received a total of $1.1 million in distributions from certain investments. The Company had already reduced the carrying amount of its investments in Mervyn’s I and Mervyn’s II to zero, and consequently the entire amount received has been reflected as equity in earnings and gains of unconsolidated affiliates in the consolidated statements of income.

Albertson’s

“Other” includes Fund II’s cost method investment in Albertson’s supermarkets among other investments. In 2017, the Company received $2.4 million in distributions from Albertson’s. The Company reduced the carrying amount of the investment to zero and reflected the remaining $2.0 million as equity in earnings and gains of unconsolidated affiliates in the consolidated statements of income.

Dispositions of Unconsolidated Investments

On January 31, 2017, Fund IV completed the disposition of 2819 Kennedy Boulevard, for $19.0 million less $8.4 million debt repayment for net proceeds of $10.6 million, resulting in a gain on disposition of $6.3 million at the property level, of which the Fund’s share was $6.2 million, which is included in equity in earnings and gains from unconsolidated affiliates in the consolidated statements of income. The Operating Partnership’s proportionate share of the gain was $1.4 million, net of noncontrolling interests.

On February 15, 2017, Fund III completed the disposition of Arundel Plaza, for $28.8 million less $10.0 million debt repayments for net proceeds of $18.8 million, resulting in a gain on disposition of $8.2 million at the property level, of which the Fund’s share was $5.3 million, which is included in equity in earnings and gains from unconsolidated affiliates in the consolidated statements of income. The Operating Partnership’s proportionate share of the gain was $1.3 million, net of noncontrolling interests.

On June 30, 2017, Fund IV completed the disposition of 1701 Belmont Avenue, for $5.6 million less $2.9 million debt repayments for net proceeds of $2.7 million, resulting in a gain on disposition of $3.3 million at the property level, of which the Fund’s share was $3.3 million, which is included in equity in earnings and gains from unconsolidated affiliates in the consolidated statements of income. The Operating Partnership’s proportionate share of the gain was $0.8 million, net of noncontrolling interests.

On October 3 and December 21, 2017, Fund IV’s Broughton Street Portfolio venture sold a total of five properties for aggregate proceeds of $11.0 million resulting in a net gain of $1.2 million at the property level, of which the Fund’s share was $0.6 million, which is included in equity in earnings and gains from unconsolidated affiliates in the consolidated financial statements. The Operating Partnership’s proportionate share of the gain was $0.1 million, net of noncontrolling interests. At December 31, 2017, the Broughton Street portfolio had 18 remaining properties; however, during January 2018, two additional Broughton Street Portfolio properties were sold (Note 17).

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $1.3 million, $1.2 million, and $0.3 million for the year ended December 31, 2017, 2016, and 2015 respectively, which is included in other revenues in the consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $2.0 million, $2.4 million and $2.5 million during the year ended December 31, 2017, 2016, and 2015 respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	December 31,
	2017	2016
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$518,900	$576,505
Real estate under development	26,681	18,884
Investment in unconsolidated affiliates	6,853	6,853
Other assets	100,901	75,254
Total assets	$653,335	$677,496
Liabilities and partners’ equity:
Mortgage notes payable	$405,652	$407,344
Other liabilities	61,932	30,117
Partners’ equity	185,751	240,035
Total liabilities and partners’ equity	$653,335	$677,496

Company's share of accumulated equity	$185,533	$191,049
Basis differential	95,358	61,827
Deferred fees, net of portion related to the Company's interest	3,472	3,268
Amounts receivable by the Company	2,415	2,193
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	$286,778	$258,337

	Year Ended December 31,
	2017	2016	2015
Combined and Condensed Statements of Income
Total revenues	$83,222	$84,218	$43,990
Operating and other expenses	(24,711)	(25,724)	(13,721)
Interest expense	(18,733)	(16,300)	(9,178)
Equity in earnings of unconsolidated affiliates	—	—	66,655
Depreciation and amortization	(24,192)	(35,432)	(12,154)
Loss on debt extinguishment	(154)	—	—
Gain (loss) on disposition of properties	18,957	(1,340)	32,623
Net income attributable to unconsolidated affiliates	$34,389	$5,422	$108,215

Company’s share of equity in net income of unconsolidated affiliates	$26,039	$40,538	$37,722
Basis differential amortization	(2,668)	(1,089)	(392)
Company’s equity in earnings of unconsolidated affiliates	$23,371	$39,449	$37,330

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	December 31,
(in thousands)	2017	2016
Other assets, net:
Lease intangibles, net (Note 6)	$127,571	$114,584
Deferred charges, net (a)	24,589	25,221
Prepaid expenses	16,838	14,351
Other receivables	11,356	9,514
Accrued interest receivable	11,668	9,354
Deposits	6,296	4,412
Due from seller	4,300	4,300
Deferred tax assets	2,096	3,733
Derivative financial instruments (Note 8)	4,402	2,921
Due from related parties	1,479	1,655
Corporate assets	2,369	1,241
Income taxes receivable	1,995	1,500
	$214,959	$192,786

(a) Deferred charges, net:
Deferred leasing and other costs	$41,020	$40,728
Deferred financing costs	7,786	5,915
	48,806	46,643
Accumulated amortization	(24,217)	(21,422)
Deferred charges, net	$24,589	$25,221

Accounts payable and other liabilities:
Lease intangibles, net (Note 6)	$104,478	$105,028
Accounts payable and accrued expenses	61,420	48,290
Deferred income	31,306	35,267
Tenant security deposits, escrow and other	10,029	14,975
Derivative financial instruments (Note 8)	1,467	3,590
Income taxes payable	176	1,287
Other	1,176	235
	$210,052	$208,672

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

6. Lease Intangibles

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below-market leases, including below- market options and acquired in-place leases) and assumed liabilities. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$193,821	$(72,749)	$121,072	$156,420	$(47,827)	$108,593
Above-market rent	16,786	(10,287)	6,499	16,649	(10,658)	5,991
	$210,607	$(83,036)	$127,571	$173,069	$(58,485)	$114,584

Amortizable Intangible Liabilities
Below-market rent	$(147,232)	$43,391	$(103,841)	$(137,032)	$32,004	$(105,028)
Above-market ground lease	(671)	34	(637)	—	—	—
	$(147,903)	$43,425	$(104,478)	$(137,032)	$32,004	$(105,028)

During the year ended December 31, 2017, the Company acquired in-place lease intangible assets of $41.6 million, above-market rents of $2.7 million, below-market rents of $10.9 million, and an above-market ground lease of $0.7 million with weighted-average useful lives of 4.1, 4.8, 12.1, and 11.5 years, respectively. Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, in the consolidated statements of income. Amortization of above-market ground leases are recorded as a reduction to rent expense in the consolidated statements of income.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2017 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net Income (Expense)
2018	$10,005	$(29,005)	$58	$(18,942)
2019	9,642	(21,678)	58	(11,978)
2020	8,655	(16,797)	58	(8,084)
2021	7,503	(12,524)	58	(4,963)
2022	7,185	(8,778)	58	(1,535)
Thereafter	54,352	(32,290)	347	22,409
Total	$97,342	$(121,072)	$637	$(23,093)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at December 31,		Maturity Date at	Carrying Value at December 31,
	2017	2016	December 31, 2017	2017	2016
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-6.65%	February 2024 - April 2035	$179,870	$234,875
Core Variable Rate - Swapped (a)	1.71%-3.77%	1.71%-3.77%	July 2018 - July 2027	74,152	82,250
Total Core Mortgages Payable				254,022	317,125
Fund II Fixed Rate	1.00%-4.75%	1.00%-5.80%	August 2019 - May 2020	205,262	249,762
Fund II Variable Rate	LIBOR+1.39%	LIBOR+0.62%-LIBOR+2.50%	November 2021	—	142,750
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	November 2021	19,560	19,779
Total Fund II Mortgages Payable				224,822	412,291
Fund III Variable Rate	Prime+0.50% -LIBOR+4.65%	Prime+0.50%-LIBOR+4.65%	May 2018 - December 2021	65,866	83,467
Fund IV Fixed Rate	3.4%-4.50%	3.4%-4.50%	October 2025-June 2026	10,503	10,503
Fund IV Variable Rate	LIBOR+1.70%-LIBOR+3.95%	LIBOR+1.70%-LIBOR+3.95%	January 2018 - April 2022	250,584	233,139
Fund IV Variable Rate - Swapped (a)	1.78%	1.78%	May 2019 - April 2022	86,851	14,509
Total Fund IV Mortgages Payable				347,938	258,151
Fund V Variable Rate	LIBOR+2.25%	—	October 2020	28,613	—
Net unamortized debt issuance costs				(12,943)	(16,642)
Unamortized premium				856	1,336
Total Mortgages Payable				$909,174	$1,055,728
Unsecured Notes Payable
Core Unsecured Term Loans	LIBOR+1.30%-LIBOR+1.60%	LIBOR+1.30%-LIBOR+1.60%	July 2020 - December 2022	$—	$51,194
Core Variable Rate Unsecured Term Loans - Swapped (a)	1.24%-3.77%	1.24%-3.77%	July 2018 - March 2025	300,000	248,806
Total Core Unsecured Notes Payable				300,000	300,000
Fund II Unsecured Notes Payable	LIBOR+1.40%	—	September 2020	31,500	—
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.75%	LIBOR+1.65%-LIBOR+2.75%	December 2018 - October 2019	40,825	134,636
Fund V Subscription Facility	LIBOR+1.60%	—	May 2020	103,300	—
Net unamortized debt issuance costs				(1,890)	(1,646)
Total Unsecured Notes Payable				$473,735	$432,990
Unsecured Line of Credit
Core Unsecured Line of Credit	LIBOR+1.40%	LIBOR+1.40%	June 2020	$18,048	$—
Core Unsecured Line of Credit - Swapped (a)	1.24%-3.77%	—	July 2018 - March 2025	23,452	—
Total Unsecured Line of Credit				$41,500	$—

Total Debt - Fixed Rate (b)				$899,650	$860,486
Total Debt - Variable Rate (c)				538,736	645,185
Total Debt				1,438,386	1,505,671
Net unamortized debt issuance costs				(14,833)	(18,289)
Unamortized premium				856	1,336
Total Indebtedness				$1,424,409	$1,488,718
__________

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(a)
At December 31, 2017, the stated rates ranged from LIBOR + 1.65% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; PRIME + 0.50% to LIBOR +4.65% for Fund III variable-rate debt; LIBOR + 1.70% to LIBOR +3.95% for Fund IV variable-rate debt, LIBOR + 2.25% for Fund V and LIBOR + 1.30% to LIBOR +1.60% for Core variable-rate unsecured notes.

(b)	Includes $504,018 and $365,343, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.

(c)	Includes $141.1 million and $186.6 million, respectively, of variable-rate debt that is subject to interest cap agreements.

Mortgages Payable

During the year ended December 31, 2017, the Company obtained eleven new non-recourse mortgages totaling $162.9 million with a weighted-average interest rate of LIBOR + 3.47% collateralized by eleven properties, which mature between February 14, 2020 and December 1, 2022. The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of eight of these obligations with a notional value of $73.3 million at a weighted-average rate of 2.11%. During 2017, the Company repaid thirteen mortgages in full, which had a total balance of $280.8 million and a weighted-average interest rate of 3.90%, and made scheduled principal payments of $1.0 million. At December 31, 2017 and December 31, 2016, the Company’s mortgages were collateralized by 42 and 39 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio amounted to $26.3 million and was in default at December 31, 2017 and December 31, 2016. This loan bears interest at 5.99%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest. During the year ended December 31, 2015, the Company recognized an impairment charge on this property (Note 8). In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees aggregating approximately $32.1 million. The Company’s management believes that the mortgage is not recourse to the Company and that the suit is without merit.

See Note 17 for information about additional financing obtained after December 31, 2017.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $70.3 million and $9.9 million at December 31, 2017 and December 31, 2016, respectively, are comprised of the following:

•
In the Core portfolio there are outstanding at both December 31, 2017 and December 31, 2016 $300.0 million of unsecured term loans including a $150.0 million term loan and three $50.0 million term loans. All of the Core term loans are swapped to fixed rates. The Core unsecured term loans were refinanced in February 2018 (Note 17).

•
During 2017, Fund II obtained a $40.0 million term loan secured by the real estate assets of City Point Phase II with an interest rate of LIBOR plus 140 basis points and maturing in September 2020. The Fund II loan is also guaranteed by the Company and the Operating Partnership. The outstanding balance and total available credit of the Fund II term loan was $31.5 million and $8.5 million, respectively, at December 31, 2017.

•
At Fund IV there are a $41.8 million bridge facility and a $21.5 million subscription line. The outstanding balance of the Fund IV bridge facility was $40.8 million and $40.1 million at December 31, 2017 and December 31, 2016, respectively. Total availability was $1.0 million and $0 at December 31, 2017 and December 31, 2016. The outstanding balance of the Fund IV subscription line was $0.0 million and $94.5 million and total available credit was $14.1 million and $5.5 million at December 31, 2017 and December 31, 2016, reflecting letters of credit of $7.4 million and $0, respectively.

•
During 2017, Fund V obtained a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments with an interest rate of LIBOR plus 160 basis points and maturing in May 2020. The Fund V subscription line is also guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $103.3 million and $46.7 million, respectively, at December 31, 2017.

Unsecured Line of Credit

The Company had a total of $96.2 million and $138.7 million available under its $150.0 million Core unsecured revolving line of credit reflecting borrowings of $41.5 million and $0 and letters of credit of $12.3 million and $11.3 million at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017 a portion of the Core unsecured revolving line of credit was swapped to a fixed rate. The Core unsecured revolving line of credit was refinanced in February 2018 (Note 17).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,
2018	$94,400
2019	213,573
2020	576,379
2021	255,027
2022	98,840
Thereafter	200,167
1,438,386
Unamortized fair market value of assumed debt	856
Net unamortized debt issuance costs	(14,833)
Total indebtedness	$1,424,409

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

Derivative Assets — The Company has derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate swaps and caps. The derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Derivative Liabilities — The Company has derivative liabilities, which are included in Accounts payable and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and caps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2017, 2016 or 2015.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$3	$—	$—	$20,001	$—	$—
Derivative financial instruments	—	4,402	—	—	2,921	—
Liabilities
Derivative financial instruments	—	1,467	—	—	3,590	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During the year ended December 31, 2017, the Company recognized an impairment charge of $3.8 million, inclusive of an amount attributable to a noncontrolling interest of $2.7 million, on Fund II’s City Point Condominium Tower I property, which was classified as held for sale at September 30, 2017, in order to reduce the carrying value of the property to its estimated fair value. In addition, the Company recognized an impairment charge of $10.6 million, inclusive of an amount attributable to a noncontrolling interest of $7.6 million, on a property classified as held for sale at December 31, 2017 (Note 2), in order to reduce the carrying value of the property to its estimated fair value. These fair value measurements approximated the estimated selling prices less estimated costs to sell.

The Company did not record any impairment charges during the year ended December 31, 2016. During the year ended December 31, 2015, as a result of the loss of a key anchor tenant at a property located in Wilmington, Delaware, the Company recorded an impairment charge of $5.0 million on its Brandywine Holdings property, which is included in the consolidated statement of income for the year ended December 31, 2015. The Operating Partnership's share of this charge, net of the noncontrolling interest, was $1.1 million. The property is collateral for $26.3 million of non-recourse mortgage debt which matured July 1, 2016 and is currently in default (Note 7).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

	Aggregate Notional Amount			Strike Rate			Balance Sheet Location	Fair Value
Derivative Instrument		Effective Date	Maturity Date	Low		High		December 31, 2017	December 31, 2016
Core
Interest Rate Swaps	$149,036	Oct 2011 - March 2015	July 2018 - Mar 2025	1.38%	—	3.77%	Other Liabilities	$(1,438)	$(3,218)
Interest Rate Swaps	248,571	Sep 2012 - July 2017	July 2020 - July 2027	1.24%	—	3.77%	Other Assets	4,076	2,609
	$397,607							$2,638	$(609)

Fund II
Interest Rate Swap	$19,560	October 2014	November 2021	2.88%	—	2.88%	Other Liabilities	$(29)	$(228)
Interest Rate Cap	29,500	April 2013	April 2018	4.00%	—	4.00%	Other Assets	—	—
	$49,060							$(29)	$(228)

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$14	$127

Fund IV
Interest Rate Swaps	$86,851	May 2014 - March 2017	May 2019 - April 2022	1.78%	—	2.11%	Other Assets	$295	$—
Interest Rate Swaps	—	May 2014 - March 2017	May 2019 - April 2022	1.78%	—	2.11%	Other Liabilities	—	$(144)
Interest Rate Caps	108,900	July 2016 - November 2016	August 2019 - December 2019	3.00%	—	3.00%	Other Assets	17	185
	$195,751							$312	$41

Total asset derivatives								$4,402	$2,921
Total liability derivatives								$(1,467)	$(3,590)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $0.6 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense in the 2018 results of operation. As of December 31, 2017 and 2016, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amount of (loss) income related to the effective portion recognized in other comprehensive income	$634	$(646)	$(5,061)
Amount of loss related to the effective portion subsequently reclassified to earnings	—	—	—
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	—	—	—

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its swaps, resulting in an acceleration of payment under the swaps.

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2017		December 31, 2016
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$153,829	$151,712	$276,163	$272,052
Mortgage and Other Notes Payable, net (a)	3	909,174	921,891	1,055,728	1,077,926
Investment in non-traded equity securities (b)	3	411	22,824	802	25,194
Unsecured notes payable and Unsecured line of credit, net (c)	2	515,235	515,330	434,636	435,779
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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at December 31, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $92.2 million and $85.4 million as of December 31, 2017 and December 31, 2016, respectively.

At each of December 31, 2017 and December 31, 2016, the Company had letters of credit outstanding of $19.7 million and $11.3 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares

The Company completed the following transactions in its common shares during the year ended December 31, 2017:

•	The Company withheld 4,314 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized Common Share and Common OP Unit-based compensation totaling $8.4 million in connection with Restricted Shares and Units (Note 13).

•
At the May 10 Shareholder Meeting, Shareholders approved an amendment to the Company’s Declaration of Trust to increase the authorized share capital of the Company from 100 million shares of beneficial interest to 200 million shares which became effective on July 24, 2017.

The Company completed the following transactions in its common shares during the year ended December 31, 2016:

•
The Company issued 4,500,000 Common Shares under its at-the-market (“ATM”) equity programs, generating gross proceeds of $157.6 million and net proceeds of $155.7 million. The Company has established a new ATM equity program, effective July 2016, with an additional aggregate offering amount of up to $250.0 million of gross proceeds from the sale of Common Shares, replacing its $200.0 million program that was launched in 2014. As of December 31, 2016 and December 31, 2017, there was $218.0 million remaining under this $250.0 million program.

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

Share Repurchases

The Company has a share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. There were no Common Shares repurchased by the Company during the year ended December 31, 2017 or the year ended December 31, 2016. Under this program the Company has repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2017, management may repurchase up to approximately $7.5 million of the Company’s outstanding Common Shares under this program. During 2018, the Company revised its share repurchase program (Note 17).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dividends and Distributions

On November 8, 2017, the Board of Trustees declared an increase of $0.01 to the $0.27 per Common Share regular quarterly cash dividend, which was paid on January 13, 2018 to holders of record as of December 29, 2017.

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

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive (loss) income for the year ended December 31, 2017 and 2016 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2017	$(798)

Other comprehensive loss before reclassifications	634
Reclassification of realized interest on swap agreements	3,317
Net current period other comprehensive loss	3,951
Net current period other comprehensive loss attributable to noncontrolling interests	(539)
Balance at December 31, 2017	$2,614

Balance at January 1, 2016	$(4,463)

Other comprehensive loss before reclassifications	(646)
Reclassification of realized interest on swap agreements	4,576
Net current period other comprehensive loss	3,930
Net current period other comprehensive loss attributable to noncontrolling interests	(265)
Balance at December 31, 2016	$(798)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the year ended December 31, 2017 and 2016 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total

Balance at January 1, 2017	$95,422	$494,126	$589,548
Distributions declared of $1.05 per Common OP Unit	(6,453)	—	(6,453)
Net income (loss) for the period January 1 through December 31, 2017	4,159	(1,321)	2,838
Conversion of 5,000 Preferred and 81,453 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,541)	—	(1,541)
Other comprehensive income - unrealized loss on valuation of swap agreements	85	(232)	(147)
Reclassification of realized interest expense on swap agreements	141	545	686
Noncontrolling interest contributions	—	85,206	85,206
Noncontrolling interest distributions	—	(32,805)	(32,805)
Employee Long-term Incentive Plan Unit Awards	10,457	—	10,457
Rebalancing adjustment (d)	651	—	651
Balance at December 31, 2017	$102,921	$545,519	$648,440

Balance at January 1, 2016	$96,340	$324,526	$420,866
Distributions declared of $1.16 per Common OP Unit	(6,753)	—	(6,753)
Net income for the period January 1 through December 31, 2016	5,002	56,814	61,816
Conversion of 351,250 Common OP Units to Common Shares by limited partners of the Operating Partnership	(7,892)	—	(7,892)
Issuance of Common and Preferred OP Units to acquire real estate	31,429	—	31,429
Acquisition of noncontrolling interests (c)	—	(25,925)	(25,925)
Other comprehensive income - unrealized loss on valuation of swap agreements	(43)	(289)	(332)
Change in control of previously unconsolidated investment	—	(75,713)	(75,713)
Reclassification of realized interest expense on swap agreements	223	374	597
Noncontrolling interest contributions	—	295,108	295,108
Noncontrolling interest distributions	—	(80,769)	(80,769)
Employee Long-term Incentive Plan Unit Awards	12,768	—	12,768
Rebalancing adjustment (d)	(35,652)	—	(35,652)
Balance at December 31, 2016	$95,422	$494,126	$589,548
__________

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,328,873 and 3,308,875 Common OP Units at December 31, 2017 and 2016, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2017 and 2016; (iii) 136,593 and 141,593 Series C Preferred OP Units at December 31, 2017 and 2016, respectively; and (iv) 2,274,147 and 1,997,099 LTIP units as of December 31, 2017 and 2016, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income in the table above.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(d)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership (the “Rebalancing”).

Preferred OP Units

There were no issuances of Preferred OP Units and 5,000 Series C Preferred OP Units were exchanged for common shares of the Company during the year ended December 31, 2017.

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

The Company leases land at seven of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $1.4 million, $1.2 million and $1.7 million (including capitalized ground rent at a property under development of $0.1 million, $0.6 million and $0.9 million) for the years ended December 31, 2017, 2016 and 2015, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $1.0 million, $1.0 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Capital Lease

During 2016, the Company entered into a 49-year master lease at 991 Madison Avenue, which is accounted for as a capital lease. During the years ended December 31, 2017 and 2016, payments for this lease totaled $2.5 million and $1.3 million respectively. The lease was initially valued at $76.6 million, which represents the total discounted payments to be made under the lease. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and (ii) rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space and ground leases, as of December 31, 2017, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2018	$165,893	$4,540
2019	163,576	4,560
2020	149,453	4,356
2021	130,834	4,302
2022	111,958	4,395
Thereafter	514,271	185,014
Total	$1,235,985	$207,167

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

During the years ended December 31, 2017, 2016 and 2015, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$169,975	$80,287	$—	$—	$250,262
Depreciation and amortization	(61,705)	(43,229)	—	—	(104,934)
Property operating expenses, other operating and real estate taxes	(45,349)	(34,449)	—	—	(79,798)
Impairment charges	—	(14,455)	—	—	(14,455)
General and administrative expenses	—	—	—	(33,756)	(33,756)
Operating income	62,921	(11,846)	—	(33,756)	17,319
Gain on disposition of properties	—	48,886	—	—	48,886
Interest income	—	—	29,143	—	29,143
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	3,735	19,636	—	—	23,371
Interest expense	(28,618)	(30,360)	—	—	(58,978)
Gain on change in control	5,571	—	—	—	5,571
Income tax provision	—	—	—	(1,004)	(1,004)
Net income	43,609	26,316	29,143	(34,760)	64,308
Net income attributable to noncontrolling interests	(1,107)	(1,731)	—	—	(2,838)
Net income attributable to Acadia	$42,502	$24,585	$29,143	$(34,760)	$61,470

Real estate at cost	$2,032,485	$1,433,997	$—	$—	$3,466,482
Total assets	$2,305,663	$1,500,755	$153,829	$—	$3,960,247
Cash paid for acquisition of real estate	$—	$200,429	$—	$—	$200,429
Cash paid for development and property improvement costs	$49,339	$66,116	$—	$—	$115,455

	As of or for the Year Ended December 31, 2016
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$150,211	$39,728	$—	$—	$189,939
Depreciation and amortization	(54,582)	(15,429)	—	—	(70,011)
Property operating expenses, other operating and real estate taxes	(39,598)	(17,793)	—	—	(57,391)
General and administrative expenses	—	—	—	(40,648)	(40,648)
Operating income	56,031	6,506	—	(40,648)	21,889
Gain on disposition of properties	—	81,965	—	—	81,965
Interest income	—	—	25,829	—	25,829
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	3,774	35,675	—	—	39,449
Interest expense	(27,435)	(7,210)	—	—	(34,645)
Income tax benefit	—	—	—	105	105
Net income	32,370	116,936	25,829	(40,543)	134,592
Net income attributable to noncontrolling interests	(3,411)	(58,405)	—	—	(61,816)
Net income attributable to Acadia	$28,959	$58,531	$25,829	$(40,543)	$72,776

Real estate at cost	$1,982,763	$1,399,237	$—	$—	$3,382,000
Total assets	$2,271,620	$1,448,177	$276,163	$—	$3,995,960
Cash paid for acquisition of real estate	$323,880	$171,764	$—	$—	$495,644
Cash paid for development and property improvement costs	$13,434	$136,000	$—	$—	$149,434

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2015
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$150,015	$49,048	$—	$—	$199,063
Depreciation and amortization	(46,223)	(14,528)	—	—	(60,751)
Property operating expenses, other operating and real estate taxes	(37,259)	(21,223)	—	—	(58,482)
Impairment charges	(5,000)	—	—	—	(5,000)
General and administrative expenses	—	—	—	(30,368)	(30,368)
Operating income	61,533	13,297	—	(30,368)	44,462
Gain on disposition of properties	—	89,063	—	—	89,063
Interest income	—	—	16,603	—	16,603
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	1,169	36,161	—	—	37,330
Other	—	—	1,596	—	1,596
Interest expense	(27,945)	(9,352)	—	—	(37,297)
Income tax provision	—	—	—	(1,787)	(1,787)
Net income	34,757	129,169	18,199	(32,155)	149,970
Net income attributable to noncontrolling interests	(140)	(84,122)	—	—	(84,262)
Net income attributable to Acadia	$34,617	$45,047	$18,199	$(32,155)	$65,708

Real estate at cost	$1,572,681	$1,163,602	$—	$—	$2,736,283
Total assets	$1,662,092	$1,223,039	$147,188	$—	$3,032,319
Cash paid for acquisition of real estate	$181,884	$156,816	$—	$—	$338,700
Cash paid for development and property improvement costs	$16,505	$147,810	$—	$—	$164,315

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At December 31, 2017 a total of 1,756,317 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the year ended December 31, 2017, the Company issued 306,635 LTIP Units and 7,628 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, which was established as the market price of the Company’s Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $9.5 million, of which $2.2 million was recognized as compensation expense in 2016, and $7.3 million will be recognized as compensation expense over the remaining vesting period. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $8.4 million and $10.9 million for the year ended December 31, 2017 and 2016, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2017, the Company issued 11,814 Restricted Shares and 11,105 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 3,864 of the Restricted Shares and 5,805 of the LTIP Units will be on the first anniversary of the date of issuance and 7,950 of the Restricted Shares and 5,300 of the LTIP Units vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $1.2 million and $1.1 million for the year ended December 31, 2017 and 2016, respectively.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of December 31, 2017.

Compensation expense of $0.6 million and $5 million was recognized for the year ended December 31, 2017 and 2016, respectively, related to the Program in connection with Fund III.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2016	49,899	$25.90	1,020,121	$23.92
Granted	21,675	33.35	359,484	34.40
Vested	(24,886)	29.17	(522,680)	26.08
Forfeited	(189)	35.37	(48)	35.37
Unvested at December 31, 2016	46,499	27.58	856,877	26.99
Granted	19,442	29.85	310,551	31.80
Vested	(23,430)	30.47	(257,124)	28.27
Forfeited	(1,184)	32.65	(205)	32.49
Unvested at December 31, 2017	41,327	$26.92	910,099	$28.28

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the year ended December 31, 2017 and the year ended December 31, 2016 were $31.69 and $34.34, respectively. As of December 31, 2017, there was $14.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of Restricted Shares that vested for each of the year ended December 31, 2017 and the year ended December 31, 2016, was $0.7 million. The total fair value of LTIP Units that vested during the year ended December 31, 2017 and the year ended December 31, 2016, was $7.3 million and $13.6 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.2 million related to the following employee benefit plans for each of the years ended December 31, 2017 and 2016, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During the years ended December 31, 2017 and 2016, a total of 4,514 and 4,016 Common Shares, respectively, were purchased by employees under the Purchase Plan.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code, and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2017, 2016 and 2015, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to Federal, state and local income taxes. For taxable years beginning after 2017, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by Federal, state and local jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2017, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2014 and forward.

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia to taxable income is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Net income attributable to Acadia	$61,470	$72,776	$65,708
Deferred cancellation of indebtedness income	2,050	2,050	2,050
Deferred rental and other income (a)	(934)	1,610	82
Book/tax difference - depreciation and amortization (a)	21,334	15,189	9,983
Straight-line rent and above- and below-market rent adjustments (a)	(10,559)	(7,882)	(8,041)
Book/tax differences - equity-based compensation	5,325	10,307	5,833
Joint venture equity in earnings, net (a)	9,114	(2,011)	5,776
Impairment charges and reserves	—	769	(714)
Acquisition costs (a)	1,135	5,116	1,190
Gains	(5,181)	—	(760)
Book/tax differences - miscellaneous	930	(4,924)	2,573
Taxable income	$84,684	$93,000	$83,680
Distributions declared	$87,848	$91,053	$84,683

__________

(a)
Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item "Joint venture equity in earnings, net."

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2017		2016		2015
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.82	78%	$0.77	66%	$0.83	68%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.23	22%	0.39	34%	0.39	32%
Total	$1.05	100%	$1.16	100%	$1.22	100%

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
TRS income (loss) before income taxes	$(3,604)	$(1,583)	$1,008
(Provision) benefit for income taxes:
Federal	(982)	378	(526)
State and local	423	97	(134)
TRS net income (loss) before noncontrolling interests	(4,163)	(1,108)	348
Noncontrolling interests	8	(9)	(208)
TRS net income (loss)	$(4,155)	$(1,117)	$140

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal tax provision (benefit) at statutory tax rate	$(1,225)	$(538)	$343
TRS state and local taxes, net of Federal benefit	(190)	(84)	53
Tax effect of:
Permanent differences, net	1,131	1,663	396
Prior year (over) under-accrual, net	(1,541)	—	938
Effect of Tax Cuts and Jobs Act	1,982	—	—
Other	404	(1,516)	(131)
REIT state and local income and franchise taxes	443	370	188
Total provision (benefit) for income taxes	$1,004	$(105)	$1,787

As of December 31, 2017, and 2016, the Company’s deferred tax assets (net of applicable reserves) in its taxable REIT subsidiaries consisted of the following: additional tax basis in RCP investments of $1.0 million and $1.7 million, deferred interest of $0 and $0.8 million and net operating loss carryovers of $1.1 million and $1.3 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Numerator:
Net income attributable to Acadia	$61,470	$72,776	$65,708
Less: net income attributable to participating securities	(642)	(793)	(927)
Income from continuing operations net of income attributable to participating securities	$60,828	$71,983	$64,781

Denominator:
Weighted average shares for basic earnings per share	83,682,789	76,231,000	68,851,083
Effect of dilutive securities:
Employee unvested restricted shares	2,682	12,550	18,556
Denominator for diluted earnings per share	83,685,471	76,243,550	68,869,639

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.73	$0.94	$0.94

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	136,593	141,593	—
Series C Preferred OP Units - Common share equivalent	479,978	410,207	—

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

16. Summary of Quarterly Financial Information (Unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three Months Ended (a,b,c,d)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$61,999	$59,504	$62,678	$66,081
Net income	19,971	6,108	13,285	24,944
Net (income) loss attributable to noncontrolling interests	(4,340)	5,952	(418)	(4,032)
Net income attributable to Acadia	15,631	12,060	12,867	20,912

Earnings per share attributable to Acadia:
Basic	$0.18	$0.14	$0.15	$0.25
Diluted	0.18	0.14	0.15	0.25

Weighted average number of shares:
Basic	83,635	83,662	83,700	83,733
Diluted	83,646	83,662	83,700	83,733

Cash dividends declared per Common Share	$0.26	$0.26	$0.26	$0.27

__________

(a)	The three months ended March 31, 2017 includes the Company’s $2.7 million proportionate share of aggregate gains of $14.5 million on the sales of two unconsolidated properties (Note 4).

(b)	The three months ended June 30, 2017 includes the Company’s $0.8 million proportionate share of a $3.3 million gain on sale of an unconsolidated property (Note 4).

(c)
The three months ended September 30, 2017 includes an aggregate $13.0 million gain on the sales of two consolidated properties (Note 2), of which $10.7 million was attributable to noncontrolling interests as well as an impairment charge of  $3.8 million, inclusive of an amount attributable to a noncontrolling interest of $2.7 million (Note 8).

(d)
The three months ended December 31, 2017 includes a $5.6 million gain on change in control of interests (Note 4), an aggregate $35.9 million gain on the sales of three consolidated properties (Note 2), of which $26.7 million was attributable to noncontrolling interests; and an impairment charge of $10.6 million, of which $7.6 million was attributable to noncontrolling interests (Note 8).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

17. Subsequent Events

Acquisition

On February 21, 2018, Fund V acquired a shopping center located in Trussville, Alabama for $45.2 million. It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the acquisition date and the filing of this Report.

Financings

On January 24, 2018, Fund V obtained mortgage financing of $22.9 million for its recently acquired Plaza Santa Fe property (Note 2).

On January 29, 2018, Fund V obtained mortgage financing of $16.9 million for its recently acquired New Towne Plaza property (Note 2).

On February 20, 2018, the Company completed a $500.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $150.0 million senior unsecured revolving credit facility (the “Revolver”), and a $350.0 million senior unsecured term loan (the “Term Loan”). The Credit Facility refinanced the Company’s existing $300.0 million credit facility (comprised of the $150.0 million Core unsecured revolving line of credit and the $150.0 million term loan), $150.0 million in Core unsecured term loans (Note 7) and repaid a $40.4 million mortgage secured by its 664 North Michigan Property. The Revolver and Term Loans mature on March 31, 2022 and March 31, 2023, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dispositions

On January 18, 2018, Fund IV’s Broughton Street Portfolio venture (Note 4) sold its 108 W. Broughton and 110 W. Broughton Street properties for a total of $8.0 million.

Structured Financing

On January 24, 2018, the Company received full settlement of one of its Core notes receivable with a principal amount of $26.0 million (Note 3).

Other

On February 20, 2018, the Company’s Board of Trustees elected to terminate the existing repurchase program and authorized a new Common Share repurchase program under which the Company may repurchase, from time to time, up to a maximum of $200.0 million of its common shares. The shares may be repurchased in the open market or in privately negotiated transactions. The common share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time at the Company’s discretion without prior notice.

ACADIA REALTY TRUST
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Year

Year ended December 31, 2017:
Allowance for deferred tax asset	$859	$—	$671	$—	$1,530
Allowance for uncollectible accounts	5,720	200	—	—	5,920
Allowance for notes receivable	—	—	—	—	—
Year ended December 31, 2016:
Allowance for deferred tax asset	—	—	859	—	859
Allowance for uncollectible accounts	7,451	—	—	(1,731)	5,720
Allowance for notes receivable	—	—	—	—	—
Year ended December 31, 2015:
Allowance for deferred tax asset	—	—	—	—	—
Allowance for uncollectible accounts	5,952	1,499	—	—	7,451
Allowance for notes receivable	—	—	—	—	—

ACADIA REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

		Initial Cost to Company			Amount at Which Carried at December 31, 2017
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared

Core Portfolio:
Crescent Plaza Brockton, MA	—	1,147	7,425	3,194	1,147	10,619	11,766	7,749	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	14,118	505	18,279	18,784	14,486	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	—	—	3,396	3,396	2,934	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,765	190	5,769	5,959	5,192	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	12,446	1,664	12,446	14,110	9,234	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	2,870	799	6,067	6,866	3,890	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	23,557	3,207	37,331	40,538	21,396	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	15,857	3,798	28,299	32,097	19,237	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	5,661	4,288	22,813	27,101	12,260	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	4,900	2,577	15,190	17,767	8,107	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	27,000	1,817	15,846	1,032	1,817	16,878	18,695	7,830	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	1,983	1,793	9,155	10,948	5,095	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	4,265	3,229	17,182	20,411	9,389	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	7,736	907	11,217	12,124	9,062	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	15,935	3,401	28,235	31,636	11,247	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	1,260	961	5,081	6,042	2,518	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,262	1,273	17,353	18,626	9,521	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	2,102	2,350	11,506	13,856	5,597	1999	(a)	40 years
Pacesetter Park Shopping Center Ramapo, NY	—	1,475	5,899	3,602	1,475	9,501	10,976	4,976	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	26,250	5,063	15,252	2,495	5,201	17,609	22,810	6,796	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,184	1,691	6,987	8,678	2,958	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	2,483	—	14,392	14,392	6,564	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,509	8,289	10,200	18,489	3,877	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	4,768	11,855	12,059	23,914	2,757	2006	(a)	40 years
West Shore Expressway Staten Island, NY	—	3,380	13,499	—	3,380	13,499	16,879	4,114	2007	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	1,236	16,699	19,940	36,639	5,480	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	5,183	3,048	12,464	15,512	2,426	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	8	8,576	17,264	25,840	2,841	2011	(a)	40 years
15 Mercer Street New York, NY	—	1,887	2,483	—	1,887	2,483	4,370	404	2011	(a)	40 years
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	800	2011	(a)	40 years
Chicago Street Retail Portfolio	—	17,527	49,501	5,544	17,565	55,007	72,572	11,383	2012	(a)	40 years

ACADIA REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2017
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	2	2,110	1,308	3,418	193	2012	(a)	40 years
330-340 River St Cambridge, MA	11,644	8,404	14,235	—	8,404	14,235	22,639	2,179	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	1,708	7,458	17,676	25,134	2,709	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	2,097	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	14,402	6,220	24,416	—	6,220	24,416	30,636	3,575	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	333	1,908	12,491	14,399	1,612	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	1,265	2012	(a)	40 years
60 Orange Street Bloomfield, NJ	7,522	3,609	10,790	—	3,609	10,790	14,399	1,562	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	802	11,690	10,937	22,627	1,522	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	779	4,429	6,881	11,310	1,069	2012	(a)	40 years
664 North Michigan Chicago, IL	40,584	15,240	65,331	—	15,240	65,331	80,571	7,973	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	939	5,398	16,540	21,938	1,879	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	168	6,899	4,417	11,316	547	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	942	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	893	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	1,116	—	33,935	33,935	2,192	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	192	16,744	28,538	45,282	2,923	2014	(a)	40 years
61 Main St. Westport, CT	—	4,578	2,645	182	4,578	2,827	7,405	307	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	23	1,893	11,617	13,510	1,105	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	—	8,544	27,001	35,545	2,509	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	193	6,613	10,612	17,225	1,026	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	119	10,175	12,760	22,935	1,300	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	1,929	12,425	34,659	47,084	3,228	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	135	—	57,671	57,671	8,969	2014	(a)	40 years
Shops at Grand Ave Queens, NY	—	20,264	33,131	312	20,264	33,443	53,707	2,746	2014	(a)	40 years
201 Needham St. Newton, MA	—	4,550	4,459	105	4,550	4,564	9,114	419	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	2,604	36,063	111,702	147,765	7,731	2015	(a)	40 years
163 Highland Avenue Needham, MA	9,112	12,679	11,213	—	12,679	11,213	23,892	911	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	—	4,838	14,574	19,412	856	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	13	—	6,359	6,359	467	2015	(a)	40 years
991 Madison Avenue New York, NY	—	—	76,965	175	—	77,140	77,140	2,749	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	166	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,802	2,739	2,746	—	2,739	2,746	5,485	103	2016	(a)	40 years
State & Washington Chicago, IL	24,974	3,907	70,943	—	3,907	70,943	74,850	2,365	2016	(a)	40 years

ACADIA REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2017
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
151 N. State Street Chicago, IL	14,179	1,941	25,529	—	1,941	25,529	27,470	904	2016	(a)	40 years
North & Kingsbury Chicago, IL	12,931	18,731	16,292	—	18,731	16,292	35,023	564	2016	(a)	40 years
Sullivan Center Chicago, IL	—	13,443	137,327	54	13,443	137,381	150,824	4,578	2016	(a)	40 years
California & Armitage Chicago, IL	2,622	6,770	2,292	2	6,770	2,294	9,064	84	2016	(a)	40 years
555 9th Street San Francisco, CA	60,000	75,591	73,268	—	75,591	73,268	148,859	2,154	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	157	8,100	31,379	39,479	75	2017	(a)	40 years
Undeveloped Land	—	100	—	—	100	—	100	—
Fund II:
City Point Brooklyn, NY	224,820	—	100,316	455,125	—	555,441	555,441	13,628	2007	(c)	40 years
Fund III:
654 Broadway Manhattan, NY	—	9,040	3,654	2,883	9,040	6,537	15,577	921	2011	(a)	40 years
640 Broadway Manhattan, NY	49,470	12,503	19,960	12,921	12,503	32,881	45,384	4,694	2012	(a)	40 years
3104 M St. Washington, DC	4,419	750	2,115	5,139	750	7,254	8,004	283	2013	(c)	40 years
3780-3858 Nostrand Avenue Brooklyn, NY	10,617	6,229	11,216	6,139	6,229	17,355	23,584	2,157	2013	(a)	40 years
Fund IV:				—			—
210 Bowery Manhattan, NY	10,919	1,875	5,625	17,104	1,875	22,729	24,604	142	2012	(c)	40 years
Paramus Plaza Paramus, NJ	18,454	11,052	7,037	11,560	11,052	18,597	29,649	1,739	2013	(a)	40 years
Lake Montclair Center Dumfries, VA	14,098	7,077	12,028	702	7,077	12,730	19,807	1,482	2013	(a)	40 years
938 W. North Avenue Chicago, IL	14,100	2,314	17,067	2,044	2,314	19,111	21,425	1,733	2013	(a)	40 years
27 E. 61st Street Manhattan, NY	—	4,813	14,438	6,693	4,813	21,131	25,944	131	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	19,000	7,391	20,176	266	7,391	20,442	27,833	1,680	2014	(a)	40 years
Broughton St. Portfolio Savannah, GA	24,699	—	—	—	—	—	—	—	2014	(c)	40 years
1035 Third Ave Manhattan, NY	41,387	12,759	37,431	4,648	14,099	40,739	54,838	2,992	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	—	4,178	28,470	4,474	4,178	32,945	37,123	206	2015	(c)	40 years
2208-2216 Fillmore Street San Francisco, CA	5,606	3,027	6,376	26	3,027	6,402	9,429	348	2015	(a)	40 years
146 Geary Street San Francisco, CA	27,700	9,500	28,500	7	9,500	28,507	38,007	1,544	2015	(a)	40 years
2207 Fillmore Street San Francisco, CA	1,120	1,498	1,735	119	1,498	1,854	3,352	93	2015	(a)	40 years
1861 Union St. San Francisco, CA	2,315	2,188	1,293	8	2,188	1,301	3,489	67	2015	(a)	40 years
1964 Union Street San Francisco, CA	1,463	563	1,688	2,577	563	4,265	4,828	44	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	6,425	1,041	10,905	—	1,041	10,905	11,946	545	2016	(a)	40 years
Wakeforest Crossing Wake Forest, NC	24,000	7,570	24,829	196	7,570	25,025	32,595	989	2016	(a)	40 years
Airport Mall Bangor, ME	5,613	2,294	7,067	74	2,294	7,141	9,435	278	2016	(a)	40 years
Colonie Plaza Albany, NY	11,890	2,852	9,619	4	2,852	9,623	12,475	338	2016	(a)	40 years
Dauphin Plaza Harrisburg, PA	10,270	5,290	9,464	317	5,290	9,781	15,071	351	2016	(a)	40 years
JFK Plaza Waterville, ME	4,490	751	5,991	7	751	5,998	6,749	222	2016	(a)	40 years
Mayfair Shopping Center Philadelphia, PA	—	6,178	9,266	32	6,178	9,298	15,476	294	2016	(a)	40 years
Shaw's Plaza Waterville, ME	8,035	828	11,814	—	828	11,814	12,642	388	2016	(a)	40 years

ACADIA REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2017
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
Wells Plaza Wells, ME	3,368	1,892	2,585	—	1,892	2,585	4,477	124	2016	(a)	40 years
717 N. Michigan Chicago, IL	18,199	20,674	10,093	—	20,674	10,093	30,767	270	2016	(c)	40 years
Shaw's Plaza North Windham, ME	5,988	1,876	6,696	—	1,876	6,696	8,572	94	2017	(a)	40 years
Lincoln Place Fairview Heights, IL	23,100	7,149	22,201	55	7,149	22,256	29,405	545	2017	(a)	40 years
Fund V:
Plaza Santa Fe Santa Fe, NM	—	—	28,214	—	—	28,214	28,214	452	2017	(a)	40 years
Hickory Ridge Hickory, NC	28,613	7,852	29,998	—	7,852	29,998	37,850	312	2017	(a)	40 years
New Towne Plaza Canton, MI	—	5,040	17,391	1	5,040	17,392	22,432	208	2017	(a)	40 years
Fairlane Green Allen Park, MI	—	18,121	37,626	—	18,121	37,626	55,747	—	2017	(a)	40 years

Real Estate Under Development	47,061	88,108	31,473	54,122	88,108	85,594	173,702	—
Debt of Assets Held for Sale	—	—	—	—	—	—	—	—
Unamortized Loan Costs	(12,943)	—	—	—	—	—	—	—
Unamortized Premium	856	—	—	—	—	—	—	—
Total	$909,174	$743,847	$1,960,389	$762,245	$746,943	$2,719,539	$3,466,482	$339,862

Notes:

1.
Depreciation on buildings and improvements reflected in the consolidated statements of income is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.

2.	The aggregate gross cost of property included above for Federal income tax purposes was approximately $3.4 billion as of December 31, 2017.
The following table reconciles the activity for real estate properties from January 1, 2015 to December 31, 2017 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$3,382,000	$2,736,283	$2,208,595
Other improvements	55,763	152,129	162,760
Property acquisitions	179,292	761,400	418,396
Property dispositions or held for sale assets	(189,895)	(134,332)	(66,359)
Prior year purchase price allocation adjustments	—	(9,844)	—
Deconsolidation of previously consolidated investments	—	(123,636)	—
Consolidation of previously unconsolidated investments	39,322	—	12,891
Balance at end of year	$3,466,482	$3,382,000	$2,736,283

ACADIA REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

The following table reconciles accumulated depreciation from January 1, 2015 to December 31, 2017 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$287,066	$298,703	$256,015
Depreciation related to real estate	73,268	49,269	49,775
Property dispositions	(20,472)	(27,829)	(7,087)
Deconsolidation of previously consolidated investments	—	(33,077)	—
Balance at end of year	$339,862	$287,066	$298,703

ACADIA REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2017
(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2017
First Mortgage Loan	6.0%	6/1/2018	$15,000	$15,000
First Mortgage Loan	LIBOR + 7.1%	6/25/2018	26,000	26,000
First Mortgage Loan	8.1%	4/30/2019	153,400	60,695
Zero Coupon Loan	2.5%	5/31/2020	29,793	31,778
Mezzanine Loan	18.0%	7/1/2020	3,007	5,106
Preferred Equity	15.3%	2/3/2021	14,000	15,250
Total			$241,200	$153,829

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2015 to December 31, 2017 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$276,163	$147,188	$102,286
Additions	11,371	171,794	48,500
Disposition of air rights through issuance of notes	—	—	29,539
Repayments	(32,000)	(42,819)	(15,984)
Conversion to real estate through receipt of deed or through foreclosure	(101,705)	—	(13,386)
Other	—	—	(3,767)
Balance at end of year	$153,829	$276,163	$147,188

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust
Rye, New York
February 27, 2018

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Acadia Realty Trust
Opinion on Internal Control over Financial Reporting

We have audited Acadia Realty Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules, and our report dated February 27, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsbile for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP
New York, New York
February 27, 2018

ITEM 9B.	OTHER INFORMATION.

None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2018 annual meeting of stockholders (our “2018 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2018.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2018 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”

•	“MANAGEMENT”

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”

ITEM 11.	EXECUTIVE COMPENSATION.

The information under the following headings in the 2018 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”

•	“COMPENSATION DISCUSSION AND ANALYSIS”

•	“BOARD OF TRUSTEES COMPENSATION”

•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2018 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Form 10-K under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2018 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2018 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: See “Index to Financial Statements” at Item 8.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” at Item 8.

3.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at Item 8.

4.	Financial Statement Schedule: See “Schedule IV—Mortgage Loans on Real Estate” at Item 8.

5.	Exhibits: The index of exhibits below is incorporated herein by reference.

The following is an index to all exhibits including (i) those filed with this Annual Report on Form 10-K and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing
3.1	Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.
3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to the copy thereof filed as Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998.
3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.
3.7	Amended and Restated Bylaws of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2013.
3.8	Amendment No. 1 to Amended and Restated Bylaws of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2014.
3.9	Articles Supplementary	Incorporated by reference to the copy therefore filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017.
10.1	Amended and Restated Acadia Realty Trust 2006 Share Incentive Plan (a)	Incorporated by reference to the copy thereof filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 5, 2012.
10.2	Certain information regarding the compensation arrangements with certain officers of registrant	Incorporated by reference to the copy thereof filed as to Item 5.02 of the registrant's Form 8-K filed with the SEC on February 4, 2008.
10.3	Description of Long Term Investment Alignment Program	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009.
10.4	Registration Rights and Lock-Up Agreement (RD Capital Transaction)	Incorporated by reference to the copy thereof filed as Exhibit 99.1 (a) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.
10.5
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB
Incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on April 20, 1998.

Exhibit No.	Description	Method of Filing
10.6	Amended and Restated Employment agreement between the Company and Kenneth F. Bernstein (a)	Incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.
10.7
Form of Amended and Restated Severance Agreement, effective as of February 26, 2018, with each of: Joel Braun, Executive Vice President and Chief Investment Officer; John Gottfried, Senior Vice President and Chief Financial Officer; Jason Blacksberg, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; Christopher Conlon, Executive Vice President and Chief Operating Officer and Joseph M. Napolitano, Senior Vice President and Chief Administrative Officer (a)

Filed herewith.
10.8
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
10.9
Amended and Restated Credit Agreement, dated as of February 20, 2018, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers
Filed herewith.
10.10
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
Incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 4, 2006.
10.11	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to the copy thereof filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.
10.12	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to the copy thereof filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.
10.13	Form of 2018 Long-Term Incentive Plan Award Agreement (Time Based Only)	Filed herewith
10.14	Form of 2018 Long-Term Incentive Plan Award Agreement (Time and Performance Based)	Filed herewith

Exhibit No.	Description	Method of Filing
21	List of Subsidiaries of Acadia Realty Trust	Filed herewith
23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (not including immaterial amendments)	Incorporated by reference to the copy thereof filed as Exhibit 10.1 (c) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.
99.2	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership	Incorporated by reference to the copy thereof filed as Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.
99.3	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership	Incorporated by reference to the copy thereof filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed on March 12, 2009.
99.4	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership	Incorporated by reference to the copy thereof filed as Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997.
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
__________

(a)	The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

ITEM 16.	Form 10-K SUMMARY.

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
Dated: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 27, 2018

/s/ John Gottfried (John Gottfried)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2018

/s/ Richard Hartmann (Richard Hartmann)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 27, 2018

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 27, 2018

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 27, 2018

/s/ William T. Spitz (William T. Spitz)	Trustee	February 27, 2018

/s/ Lynn Thurber (Lynn Thurber)	Trustee	February 27, 2018

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 27, 2018

/s/ C. David Zoba (C. David Zoba)	Trustee	February 27, 2018

