Form 10-Q
period 2018-03-31
ACADIA REALTY TRUST
filed 2018-05-03
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of April 30, 2018 there were 81,590,390 common shares of beneficial interest, par value $0.001 per share, outstanding.

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
SPECIAL NOTE REGARDING CERTAIN REFERENCES
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2018	2017
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$2,988,377	$2,952,918
Real estate under development	182,380	173,702
Net investments in real estate	3,170,757	3,126,620
Notes receivable, net	108,959	153,829
Investments in and advances to unconsolidated affiliates	311,540	302,070
Other assets, net	216,514	214,959
Cash and cash equivalents	39,344	74,823
Rents receivable, net	53,983	51,738
Restricted cash	12,517	10,846
Assets of properties held for sale	25,362	25,362
Total assets	$3,938,976	$3,960,247

LIABILITIES
Mortgage and other notes payable, net	$911,527	$909,174
Unsecured notes payable, net	529,756	473,735
Unsecured line of credit	14,000	41,500
Accounts payable and other liabilities	209,090	210,052
Capital lease obligation	70,732	70,611
Dividends and distributions payable	23,978	24,244
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,226	15,292
Total liabilities	1,774,309	1,744,608
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 82,450,745 and 83,708,140 shares, respectively	82	84
Additional paid-in capital	1,564,067	1,596,514
Accumulated other comprehensive income	7,376	2,614
Distributions in excess of accumulated earnings	(46,856)	(32,013)
Total Acadia shareholders’ equity	1,524,669	1,567,199
Noncontrolling interests	639,998	648,440
Total equity	2,164,667	2,215,639
Total liabilities and equity	$3,938,976	$3,960,247

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands except per share amounts)	2018	2017
Revenues
Rental income	$50,779	$48,585
Expense reimbursements	11,208	12,316
Other	1,137	1,098
Total revenues	63,124	61,999
Operating expenses
Depreciation and amortization	28,576	24,536
General and administrative	8,470	8,469
Real estate taxes	8,959	10,606
Property operating	10,338	8,197
Other operating	80	294
Total operating expenses	56,423	52,102
Operating income	6,701	9,897
Equity in earnings and gains of unconsolidated affiliates inclusive of gains on disposition of properties of $0 and $11,846 respectively	1,684	12,703
Interest income	3,737	8,984
Interest expense	(15,890)	(11,488)
(Loss) income from continuing operations before income taxes	(3,768)	20,096
Income tax provision	(392)	(125)
Net (loss) income	(4,160)	19,971
Net loss (income) attributable to noncontrolling interests	11,579	(4,340)
Net income attributable to Acadia	$7,419	$15,631

Basic and diluted earnings per share	$0.09	$0.18
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2018	2017

Net (loss) income	$(4,160)	$19,971
Other comprehensive income:
Unrealized income on valuation of swap agreements	5,653	118
Reclassification of realized interest on swap agreements	363	963
Other comprehensive income	6,016	1,081
Comprehensive income	1,856	21,052
Comprehensive loss (income) attributable to noncontrolling interests	10,325	(4,185)
Comprehensive income attributable to Acadia	$12,181	$16,867

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2018 and 2017

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	38	—	642	—	—	642	(642)	—
Repurchase of Common Shares	(1,304)	(2)	(31,959)	—	—	(31,961)	—	(31,961)
Dividends/distributions declared ($0.27 per Common Share/OP Unit)	—	—	—	—	(22,262)	(22,262)	(1,721)	(23,983)
Employee and trustee stock compensation, net	9	—	95	—	—	95	3,716	3,811
Noncontrolling interest distributions	—	—	—	—	—	—	(695)	(695)
Reallocation of noncontrolling interests	—	—	(1,225)	—	—	(1,225)	1,225	—
Comprehensive income	—	—	—	4,762	7,419	12,181	(10,325)	1,856
Balance at March 31, 2018	82,451	$82	$1,564,067	$7,376	$(46,856)	$1,524,669	$639,998	$2,164,667

Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	25	—	438	—	—	438	(438)	—
Dividends/distributions declared ($0.26 per Common Share/OP Unit)	—	—	—	—	(21,749)	(21,749)	(1,617)	(23,366)
Employee and trustee stock compensation, net	7	—	94	—	—	94	4,141	4,235
Noncontrolling interest distributions	—	—	—	—	—	—	(3,822)	(3,822)
Noncontrolling interest contributions	—	—	—	—	—	—	20,269	20,269
Comprehensive income	—	—	—	1,236	15,631	16,867	4,185	21,052
Reallocation of noncontrolling interests	—	—	(5,693)	—	—	(5,693)	5,693	—
Balance at March 31, 2017	83,630	$84	$1,589,765	$438	$(11,753)	$1,578,534	$617,959	$2,196,493
The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,160)	$19,971
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,576	24,536
Distributions of operating income from unconsolidated affiliates	4,724	1,299
Equity in earnings and gains of unconsolidated affiliates	(1,684)	(12,703)
Stock compensation expense	3,809	4,235
Amortization of financing costs	1,375	1,169
Other, net	(1,889)	(2,908)
Changes in assets and liabilities:
Other liabilities	1,461	1,076
Prepaid expenses and other assets	(2,240)	(5,736)
Rents receivable, net	(2,359)	(6,723)
Accounts payable and accrued expenses	(4,674)	273
Net cash provided by operating activities	22,939	24,489
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(46,171)	(34,688)
Development and property improvement costs	(18,136)	(27,015)
Issuance of or advances on notes receivable	(2,951)	(150)
Investments in and advances to unconsolidated affiliates	(1,847)	(3,174)
Return of capital from unconsolidated affiliates and other	16,210	2,677
Proceeds from notes receivable	26,000	—
Return of deposits for properties under contract	1,750	—
Proceeds from disposition of properties of unconsolidated affiliates	—	25,080
Payment of deferred leasing costs	(1,134)	(2,033)
Net cash used in investing activities	(26,279)	(39,303)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Continued)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(45,246)	(5,236)
Principal payments on unsecured debt	(420,500)	(94,100)
Proceeds received on mortgage and other notes	47,273	93,044
Proceeds from unsecured debt	447,800	20,000
Payments for repurchase of Common Shares	(31,961)	—
Capital contributions from noncontrolling interests	—	20,264
Distributions to noncontrolling interests	(2,411)	(6,163)
Dividends paid to Common Shareholders	(22,601)	(34,275)
Deferred financing and other costs	(2,822)	(1,701)
Net cash used in financing activities	(30,468)	(8,167)

Decrease in cash and restricted cash	(33,808)	(22,981)
Cash of $74,823 and $71,805, respectively and restricted cash of $10,846 and $22,904 respectively, beginning of period	85,669	94,709
Cash of $39,344 and $47,707, respectively and restricted cash of $12,517 and $24,021 respectively, end of period	$51,861	$71,728

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $1,492 and $5,009, respectively	$11,910	$9,629
Cash paid for income taxes, net of (refunds)	$673	$220

Supplemental disclosure of non-cash investing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$425	$662
Acquisition of undivided interest in a property through conversion of notes receivable	$22,201	$—
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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2018 and December 31, 2017, the Company controlled approximately 94% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2018, the Company has ownership interests in 118 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 57 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). Acadia Strategic Opportunity Fund I, LP (“Fund I,” together with Funds II, III, IV, and V, the “Funds”) was liquidated in 2015. The 175 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2018	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of March 31, 2018 (b)
Fund II and Mervyns II	6/2004	28.33%	$347.1	$—	28.33%	8%	$131.6
Fund III	5/2007	24.54%	411.5	38.5	24.54%	6%	551.9
Fund IV	5/2012	23.12%	412.7	117.3	23.12%	6%	131.5
Fund V	8/2016	20.10%	45.8	474.2	20.10%	6%	—
__________

(a)	Amount represents the current economic ownership at March 31, 2018, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective fund.

(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At March 31, 2018, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital. Each property is considered a separate operating segment; however, each property on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

These consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K, as filed with the SEC on February 27, 2018.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to the Company’s lease revenues, but will apply to reimbursed tenant costs. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a modified retrospective approach with the cumulative effect, recognized at the date of adoption. Substantially all of the Company’s revenue is derived from its leases and therefore falls outside of the scope of this guidance. The Company implemented the standard using the modified retrospective approach; however, there was no cumulative effect required to be recognized in retained earnings at the date of application. With respect to its fee-derived revenue, the Company had no changes to the timing of the Company’s revenue recognition. However, the recognition of gains on sales of properties may be impacted prospectively under limited circumstances under which collectability may not be reasonably assured or if the Company has continuing involvement with a sold property.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The Company adopted ASU 2016-15 effective January 1, 2018 and elected the “cumulative distribution approach” whereby distributions received from equity method investments would be classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Upon the adoption, the Company reclassified $7.3 million of its cash inflows from investing activities to cash flows from operating activities in its historical presentation of cash flows related to its equity method investments for the three months ended March 31, 2017.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. Upon the adoption, the Company reclassified $1.0 million of its cash inflows from operating activities to change in cash and restricted cash in its historical presentation of cash flows for the three months ended March 31, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the new standard will reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed. Accordingly, the Company capitalized $0.1 million of acquisition costs during the three months ended March 31, 2018 and expensed $0.3 million of acquisition costs during the three months ended March 31, 2017.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). ASU 2017-03 amends certain SEC guidance in the FASB Accounting Standards Codification in response to SEC staff announcements made during 2016 Emerging Issues Task Force (“EITF”) meetings which addressed (i) the additional qualitative disclosures that a registrant is expected to provide when it cannot reasonably estimate the impact that ASUs 2014-09, 2016-02 and 2016-13 will have in applying the guidance in Staff Accounting Bulletin Topic 11.M and (ii) guidance in ASC 323 related to the amendments made by ASU 2014-01 regarding use of the proportional amortization method in accounting for investments in qualified affordable housing projects (announcement made at the November 17, 2016, EITF meeting). The Company adopted 2017-03 effective January 1, 2018. The adoption of ASU 2017-03 did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which amends the guidance on nonfinancial assets in ASC 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in substance nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and de-recognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets. The amendments are effective at the same time as the amendments in ASU 2014-09. The Company adopted ASU 2017-05 effective January 1, 2018. The adoption of ASU 2017-05 did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the scope of modification accounting with respect to changes to the terms or conditions of a share-based payment award. Modification accounting would not apply if a change to an award does not affect the total current fair value (or other applicable measurement), vesting conditions, or the classification of the award. For all entities, ASU 2017-09 is effective prospectively for awards modified in fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements because the Company has not had significant modifications of its awards.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company early adopted ASU 2017-12 effective January 1, 2018 and the adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed public companies to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act. ASU 2018-05 was effective upon issuance. The Company recognized the estimated income tax effects of the Tax Cuts and Jobs Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	March 31, 2018	December 31, 2017

Land	$667,847	$658,835
Buildings and improvements	2,444,871	2,406,488
Tenant improvements	136,682	131,850
Construction in progress	21,060	18,642
Properties under capital lease	76,965	76,965
Total	3,347,425	3,292,780
Less: Accumulated depreciation	(359,048)	(339,862)
Operating real estate, net	2,988,377	2,952,918
Real estate under development, at cost	182,380	173,702
Net investments in real estate	$3,170,757	$3,126,620

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions and Conversions

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price	Debt Assumed
2018 Acquisitions
Core
Bedford Green Land Parcel	100%	Mar 23, 2018	$1,337	$—
Subtotal Core			1,337	—

Fund V
Trussville Promenade - Trussville, AL	100%	Feb 21, 2018	45,259	—
Subtotal Fund V			45,259	—
Total 2018 Acquisitions			$46,596	$—

2017 Acquisitions and Conversions
Core
Market Square Shopping Center - Wilmington, DE (Conversion) (Note 4)	100%	Nov 16, 2017	$42,800	$—
Subtotal Core			42,800	—

Fund IV
Lincoln Place - Fairview Heights, IL	100%	Mar 13, 2017	35,350	—
Shaw's Plaza - Windham, ME (Conversion) (Note 3)	100%	Jun 30, 2017	9,142	—
Subtotal Fund IV			44,492	—

Fund V
Plaza Santa Fe - Santa Fe, NM	100%	Jun 5, 2017	35,220	—
Hickory Ridge - Hickory, NC	100%	Jul 27, 2017	44,020	—
New Towne Plaza - Canton, MI	100%	Aug 4, 2017	26,000	—
Fairlane Green - Allen Park, MI	100%	Dec 20, 2017	62,000	—
Subtotal Fund V			167,240	—
Total 2017 Acquisitions and Conversions			$254,532	$—

The 2018 acquisitions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018 (Note 1). However, all of the 2017 acquisitions and conversions were deemed to be business combinations. For the three months ended March 31, 2018, the Company capitalized $0.1 million of acquisition costs related to the Funds. The Company expensed $0.3 million of acquisition costs for the three months ended March 31, 2017, of which $0.2 million related to the Core Portfolio and $0.1 million related to the Funds.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2018 acquisitions and the 2017 acquisitions and conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the three months ended March 31, 2018 and the year ended December 31, 2017 (in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017

Net Assets Acquired
Land	$9,012	$48,138
Buildings and improvements	34,064	173,576
Other assets	—	84
Acquisition-related intangible assets (in Acquired lease intangibles, net)	6,499	44,269
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(2,979)	(11,535)
Net assets acquired	$46,596	$254,532

Consideration
Cash	$46,171	$200,429
Conversion of note receivable	—	41,010
Liabilities assumed	425	3,363
Existing interest in previously unconsolidated investment	—	4,159
Change in control of previously unconsolidated investment	—	5,571
Total Consideration	$46,596	$254,532

Dispositions

During the three months ended March 31, 2018, there were no dispositions of consolidated properties. During the year ended December 31, 2017, the Company disposed of the following consolidated properties (in thousands):

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

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the year ended December 31, 2017 were as follows (in thousands):

Three Months Ended March 31,
2017
Rental revenues	$2,840
Expenses	(4,803)
Loss from continuing operations of disposed properties before gain on disposition of properties	(1,963)
Net income attributable to noncontrolling interests	1,405
Net loss attributable to Acadia	$(558)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Properties Held For Sale

At March 31, 2018 and December 31, 2017, the Company had one property in Fund II classified as held-for-sale, Sherman Avenue, with total assets of $25.4 million. This property had a net loss of $0.1 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2017		Three Months Ended March 31, 2018			March 31, 2018
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$21,897	$—	$2,159	$—	2	$24,056
Fund II	—	4,908	—	(175)	—	—	4,733
Fund III	2	63,939	—	6,431	—	2	70,370
Fund IV	1	82,958	—	263	—	1	83,221
Total	5	$173,702	$—	$8,678	$—	5	$182,380

During the three months ended March 31, 2018, the Company did not move any projects into or out of development. In addition to the consolidated projects noted above, the Company had one unconsolidated project remaining in development.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2018
Description	2018	2017	Number	Maturity Date	Interest Rate
Core Portfolio	$56,475	$101,695	2	April 2019 - April 2020	6.0% - 8.1%
Fund II	31,978	31,778	1	May 2020	2.5%
Fund III	5,256	5,106	1	July 2020	18.0%
Fund IV	15,250	15,250	1	February 2021	15.3%
	$108,959	$153,829	5

During the three months ended March 31, 2018, the Company:

•	exchanged $22.0 million of a Core note receivable plus accrued interest thereon of $0.3 million for an additional undivided interest in the Town Center property (Note 4);

•	received full payment on $26.0 million of Core notes receivable plus accrued interest of $0.2 million;

•	funded an additional $2.8 million to its existing $15.0 million Core note receivable and entered into an agreement to extend the maturity to April 1, 2020;

•	advanced an additional $0.2 million on a Fund III note receivable; and

•	increased the balance of a Fund II note receivable by the interest accrued of $0.2 million.

During the year ended December 31, 2017, the Company:

•	recovered the full value of a $12.0 million Core note receivable, which was previously in default, plus accrued interest and fees aggregating $16.8 million;

•	exchanged $92.7 million of Core notes receivable plus accrued interest thereon of $1.8 million for additional undivided interests in the Market Square and Town Center properties (Note 4);

•	funded an additional $10.0 million on an existing Core note receivable, which had a total commitment of $20.0 million, and was subsequently repaid in full during the fourth quarter;

•	entered into an agreement to extend the maturity of a $15.0 million Core note receivable to June 1, 2018;

•	increased the balance of a Fund II note receivable by the interest accrued of $0.8 million;

•	advanced an additional $0.6 million on a Fund III note receivable; and

•	exchanged a $9.0 million Fund IV note receivable plus accrued interest of $0.1 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

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

		Nominal Ownership Interest	March 31, 2018	December 31, 2017
Fund	Property	March 31, 2018
Core:
	840 N. Michigan (a)	88.43%	$69,265	$69,846
	Renaissance Portfolio	20%	34,294	35,041
	Gotham Plaza	49%	29,408	29,416
	Town Center (a, b)	75.22%	100,918	78,801
	Georgetown Portfolio	50%	3,540	3,479
			237,425	216,583

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	161	167
	Self Storage Management (d)	95%	206	206
			367	373
Fund IV:
	Broughton Street Portfolio (e)	50%	41,331	48,335
	Fund IV Other Portfolio	90%	16,101	20,199
	650 Bald Hill Road	90%	13,506	13,609
			70,938	82,143

Various Funds:	Due from Related Parties (f)		2,254	2,415
	Other (g)		556	556
	Investments in and advances to unconsolidated affiliates		$311,540	$302,070

Core:
	Crossroads (h)	49%	$15,226	$15,292
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,226	$15,292
__________

(a)	Represents a tenancy-in-common interest.

(b)	During November 2017 and March 2018, as discussed below, the Company increased its ownership in Town Center

(c)	Distributions have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.

(d)	Represents a variable interest entity.

(e)
The Company is entitled to a 15% return on its cumulative capital contribution which was $15.7 million and $15.4 million at March 31, 2018 and December 31, 2017, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $30.2 million and $36.8 million at March 31, 2018 and December 31, 2017, respectively.

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

On November 16, 2017, the Company exchanged $60.7 million of the Brandywine Notes Receivable plus accrued interest of $0.9 million for one of the partner’s 38.89% tenancy-in-common interests in Town Center. The incremental investment in Town Center was recorded at $61.6 million and the excess of this amount over the venture’s book value associated with this interest, or $34.5 million, will be amortized over the remaining depreciable lives of the venture’s assets. The Company previously had a 22.22% interest in Town Center which then became 61.11% following the November 2017 transaction.

On March 28, 2018, the Company exchanged $22.0 million of its Brandywine Notes Receivable plus accrued interest of $0.3 million for one of the partner’s 14.11% tenancy-in-common interests in Town Center. The incremental investment in Town Center was recorded at $22.3 million and the excess of this amount over the venture’s book value associated with this interest, or $12.7 million, will be amortized over the remaining depreciable lives of the venture’s assets. The Company continues to apply the equity method of accounting for its aggregate 75.22% noncontrolling interest in Town Center after the March 2018 transaction.

At March 31, 2018, $38.7 million of the Brandywine Note Receivable remains outstanding (Note 3), which is collateralized by the remaining 24.78% undivided interest in Town Center.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fund Investments

Mervyn’s I & II

In 2017, Mervyn’s I and Mervyn’s II received a total of $1.1 million in distributions from certain investments. The Company had already reduced the carrying amount of these investments to zero, and consequently the entire amount received has been reflected as equity in earnings and gains of unconsolidated affiliates in the consolidated statements of income.

Albertson’s

“Other” includes Fund II’s cost method investment in Albertson’s supermarkets among other investments. In 2017, the Company received $2.4 million in distributions from Albertson’s and reduced the carrying amount of its investment in Albertson’s to zero, reflecting the remaining $2.0 million as equity in earnings and gains of unconsolidated affiliates in the consolidated statements of income.

2018 Dispositions of Unconsolidated Investments

On January 18, 2018, Fund IV’s Broughton Street Portfolio venture sold two properties for aggregate proceeds of $8.0 million, resulting in a net loss of $0.4 million at the property level of which the Fund’s share and the Operating Partnership’s proportionate share of the loss was zero. At March 31, 2018, the Broughton Street portfolio had 16 remaining properties.

2017 Dispositions of Unconsolidated Investments

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.5 million for both the three months ended March 31, 2018 and 2017 for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	March 31,	December 31,
	2018	2017
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$509,634	$518,900
Real estate under development	24,976	26,681
Investment in unconsolidated affiliates	6,853	6,853
Other assets	95,934	100,901
Total assets	$637,397	$653,335
Liabilities and partners’ equity:
Mortgage notes payable	$405,955	$405,652
Other liabilities	60,950	61,932
Partners’ equity	170,492	185,751
Total liabilities and partners’ equity	$637,397	$653,335

Company's share of accumulated equity	$183,602	$185,533
Basis differential	107,347	95,358
Deferred fees, net of portion related to the Company's interest	3,111	3,472
Amounts receivable by the Company	2,254	2,415
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	296,314	286,778
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,226	15,292
Investments in and advances to unconsolidated affiliates	$311,540	$302,070

	Three Months Ended March 31,
	2018	2017
Combined and Condensed Statements of Income
Total revenues	$20,156	$21,603
Operating and other expenses	(5,921)	(5,866)
Interest expense	(4,874)	(4,538)
Depreciation and amortization	(6,055)	(6,449)
Loss on debt extinguishment	—	(151)
(Loss) gain on disposition of properties	(418)	14,446
Net income attributable to unconsolidated affiliates	$2,888	$19,045

Company’s share of equity in net income of unconsolidated affiliates	$2,267	$13,569
Basis differential amortization	(583)	(866)
Company’s equity in earnings of unconsolidated affiliates	$1,684	$12,703

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	March 31,	December 31,
(in thousands)	2018	2017
Other Assets, Net:
Lease intangibles, net (Note 6)	$125,050	$127,571
Deferred charges, net (a)	27,730	24,589
Prepaid expenses	17,927	16,838
Other receivables	5,719	11,356
Accrued interest receivable	12,450	11,668
Deposits	4,549	6,296
Due from seller	4,300	4,300
Deferred tax assets	2,141	2,096
Derivative financial instruments (Note 8)	9,958	4,402
Due from related parties	2,397	1,479
Corporate assets	2,287	2,369
Income taxes receivable	2,006	1,995
	$216,514	$214,959

(a) Deferred Charges, Net:
Deferred leasing and other costs	$41,985	$41,020
Deferred financing costs	8,634	7,786
	50,619	48,806
Accumulated amortization	(22,889)	(24,217)
Deferred charges, net	$27,730	$24,589

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$104,273	$104,478
Accounts payable and accrued expenses	59,771	61,420
Deferred income	31,260	31,306
Tenant security deposits, escrow and other	10,412	10,029
Derivative financial instruments (Note 8)	1,238	1,467
Income taxes payable	575	176
Other	1,561	1,176
	$209,090	$210,052

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

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$199,740	$(81,262)	$118,478	$193,821	$(72,749)	$121,072
Above-market rent	17,366	(10,794)	6,572	16,786	(10,287)	6,499
	$217,106	$(92,056)	$125,050	$210,607	$(83,036)	$127,571

Amortizable Intangible Liabilities
Below-market rent	$(150,211)	$46,560	$(103,651)	$(147,232)	$43,391	$(103,841)
Above-market ground lease	(671)	49	(622)	(671)	34	(637)
	$(150,882)	$46,609	$(104,273)	$(147,903)	$43,425	$(104,478)

During the three months ended March 31, 2018, the Company acquired in-place lease intangible assets of $5.9 million, above-market rents of $0.6 million, and below-market rents of $3.0 million with weighted-average useful lives of 4.6, 1.1, and 25.7 years, respectively. During the year ended December 31, 2017, the Company acquired in-place lease intangible assets of $41.6 million, above-market rents of $2.7 million, below-market rents of $10.9 million, and an above-market ground lease of $0.7 million with weighted-average useful lives of 4.1, 4.8, 12.1, and 11.5 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2018 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net Income (Expense)
2018 (Remainder)	$6,219	$(19,544)	$44	$(13,281)
2019	9,596	(23,316)	58	(13,662)
2020	8,830	(17,389)	58	(8,501)
2021	7,650	(12,760)	58	(5,052)
2022	7,353	(8,949)	58	(1,538)
Thereafter	57,431	(36,520)	346	21,257
Total	$97,079	$(118,478)	$622	$(20,777)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at
	March 31,	December 31,	Maturity Date at	March 31,	December 31,
	2018	2017	March 31, 2018	2018	2017
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-5.89%	February 2024 - April 2035	$179,475	$179,870
Core Variable Rate - Swapped (a)	3.41%-3.77%	1.71%-3.77%	January 2023 - June 2026	33,323	74,152
Total Core Mortgages Payable				212,798	254,022
Fund II Fixed Rate	1.00%-4.75%	1.00%-4.75%	August 2019 - August 2042	205,262	205,262
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	November 2021	19,503	19,560
Total Fund II Mortgages Payable				224,765	224,822
Fund III Variable Rate	Prime+0.50%-LIBOR+4.65%	Prime+0.50%-LIBOR+4.65%	May 2018 - December 2021	70,344	65,866
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	October 2025-June 2026	10,503	10,503
Fund IV Variable Rate	LIBOR+1.70%-LIBOR+3.95%	LIBOR+1.70%-LIBOR+3.95%	April 2018 - August 2021	249,954	250,584
Fund IV Variable Rate - Swapped (a)	3.67%-4.23%	1.78%-2.11%	May 2019 - December 2022	86,517	86,851
Total Fund IV Mortgages Payable				346,974	347,938
Fund V Variable Rate	LIBOR+2.15%-LIBOR+2.25%	LIBOR+2.25%	October 2020 - January 2021	51,506	28,613
Fund V Variable Rate - Swapped (a)	4.61%	—	February 2021	16,900	—
Total Fund V Mortgage Payable				68,406	28,613
Net unamortized debt issuance costs				(12,590)	(12,943)
Unamortized premium				830	856
Total Mortgages Payable				$911,527	$909,174
Unsecured Notes Payable
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-4.05%	1.24%-3.77%	March 2023	$350,000	$300,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.40%	September 2020	31,500	31,500
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.75%	LIBOR+1.65%-LIBOR+2.75%	December 2018- October 2019	40,825	40,825
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	108,100	103,300

Net unamortized debt issuance costs				(669)	(1,890)
Total Unsecured Notes Payable				$529,756	$473,735
Unsecured Line of Credit
Core Unsecured Line of Credit	—	LIBOR+1.40%	—	$—	$18,048
Core Unsecured Line of Credit - Swapped (a)	2.59%-4.15%	1.24%-3.77%	March 2022	14,000	23,452
Total Unsecured Line of Credit				$14,000	$41,500

Total Debt - Fixed Rate (b)				$915,483	$899,650
Total Debt - Variable Rate (c)				552,229	538,736
Total Debt				1,467,712	1,438,386
Net unamortized debt issuance costs				(13,259)	(14,833)
Unamortized premium				830	856
Total Indebtedness				$1,455,283	$1,424,409
__________

(a)
At March 31, 2018, the stated rates ranged from LIBOR + 1.70% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; PRIME + 0.50% to LIBOR +4.65% for Fund III variable-rate debt; LIBOR + 1.85% to LIBOR +2.25% for Fund IV variable-rate debt, LIBOR + 2.20% for Fund V and LIBOR + 1.25% for Core variable-rate unsecured term loans.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(b)	Includes $520.2 million and $504.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.

(c)	Includes $143.8 million and $141.1 million, respectively, of variable-rate debt that is subject to interest cap agreements.

Credit Facility

On February 20, 2018, the Company entered into a $500.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $150.0 million senior unsecured revolving credit facility (the “Revolver”), and a $350.0 million senior unsecured term loan (the “Term Loan”). The Credit Facility refinanced the Company’s existing $300.0 million credit facility (comprised of the $150.0 million Core unsecured revolving line of credit and the $150.0 million term loan), $150.0 million in Core unsecured term loans and repaid a $40.4 million mortgage secured by its 664 North Michigan Property. The Revolver and Term Loans mature on March 31, 2022 and March 31, 2023, respectively.

Mortgages Payable

During the three months ended March 31, 2018, the Company obtained two new non-recourse Fund mortgages totaling $39.8 million with a weighted-average interest rate of LIBOR + 2.17% collateralized by two properties and maturing in 2021. The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of one of these obligations with a notional value of $16.9 million at an interest rate of 2.41%. During the three months ended March 31, 2018, the Company repaid one Core mortgage in full, which had a total balance of $40.4 million and a weighted-average interest rate of LIBOR + 1.65%, and made scheduled principal payments of $1.9 million. At March 31, 2018 and December 31, 2017, the Company’s mortgages were collateralized by 43 and 42 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio amounted to $26.3 million and was in default at March 31, 2018 and December 31, 2017. This loan bears interest at 6.00%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest. In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees aggregating approximately $32.9 million. The Company’s management believes that the mortgage is not recourse to the Company and that the suit is without merit.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $65.5 million and $70.3 million at March 31, 2018 and December 31, 2017, respectively, are comprised of the following:

•
As discussed above, the Core unsecured term loans totaling $300.0 million were refinanced in February 2018, into one $350.0 million term loan with an interest rate of LIBOR+1.25% and maturing in March 2023. The outstanding balance of the Core term loans was $350.0 million and $300.0 million, respectively, at March 31, 2018 and December 31, 2017. The Company entered into an interest rate swap contract to effectively fix the variable portion of the interest rate with a notional value of $50.0 million at an interest rate of 2.80%.

•
Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $31.5 million at each of March 31, 2018 and December 31, 2017. Total availability was $8.5 million, at each of March 31, 2018 and December 31, 2017.

•
At Fund IV there are a $41.8 million bridge facility and a $21.5 million subscription line. The outstanding balance of the Fund IV bridge facility was $40.8 million at each of March 31, 2018 and December 31, 2017. Total availability was $1.0 million at each of March 31, 2018 and December 31, 2017. The outstanding balance of the Fund IV subscription line was $0.0 million and total available credit was $14.1 million at each of March 31, 2018 and December 31, 2017, reflecting letters of credit of $7.4 million.

•
Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $108.1 million and $41.9 million, respectively at March 31, 2018. The outstanding balance and total available credit of the Fund V subscription line was $103.3 million and $46.7 million, respectively at December 31, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsecured Revolving Line of Credit

As discussed above, the Core unsecured revolving line of credit was refinanced in February 2018. The Company had a total of $123.7 million and $96.2 million available under its $150.0 million Core unsecured revolving lines of credit reflecting borrowings of $14.0 million and $41.5 million and letters of credit of $12.3 million at each of March 31, 2018 and December 31, 2017. At March 31, 2018, the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of March 31, 2018 are as follows (in thousands):

Year Ending December 31,
2018 (Remainder)	$52,396
2019	207,952
2020	494,608
2021	113,012
2022	62,529
Thereafter	537,215
1,467,712
Unamortized fair market value of assumed debt	830
Net unamortized debt issuance costs	(13,259)
Total indebtedness	$1,455,283

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2018 or 2017.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$105	$—	$—	$3	$—	$—
Derivative financial instruments	—	9,958	—	—	4,402	—
Liabilities
Derivative financial instruments	—	1,238	—	—	1,467	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

The Company did not record any impairment charges during the three months ended March 31, 2018 or 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

	Aggregate Notional Amount			Strike Rate			Balance Sheet Location	Fair Value
Derivative Instrument		Effective Date	Maturity Date	Low		High		March 31, 2018	December 31, 2017
Core
Interest Rate Swaps	$69,864	October 2011 - March 2018	July 2018 - March 2028	2.9%	—	3.77%	Other Liabilities	$(1,238)	$(1,438)
Interest Rate Swaps	336,823	February 2013 - December 2017	November 2018 - July 2027	1.24%	—	3.77%	Other Assets	8,458	4,076
	$406,687							$7,220	$2,638

Fund II
Interest Rate Swap	$19,503	October 2014	November 2021	2.88%	—	2.88%	Other Assets	$155	$—
Interest Rate Swaps	—	October 2014	November 2021	2.88%	—	2.88%	Other Liabilities	—	(29)
Interest Rate Cap	29,500	April 2013	April 2018	4.00%	—	4.00%	Other Assets	—	—
	$49,003							$155	$(29)

Fund III
Interest Rate Cap	$58,000	December 2016	January 2020	3.00%	—	3.00%	Other Assets	$48	$14

Fund IV
Interest Rate Swaps	$86,517	May 2014 - November 2017	May 2019 - April 2022	1.78%	—	2.11%	Other Assets	$1,222	$295
Interest Rate Caps	108,900	July 2016 - November 2016	August 2019 - December 2019	3.00%	—	3.00%	Other Assets	65	17
	$195,417							$1,287	$312

Fund V
Interest Rate Swaps	$16,900	January 2018	February 2021	2.41%	—	2.41%	Other Assets	$10	$—

Total asset derivatives								$9,958	$4,402
Total liability derivatives								$(1,238)	$(1,467)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $1.1 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense in the 2018 results of operation. As of March 31, 2018 and December 31, 2017, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Three Months Ended March 31,
	2018	2017
Amount of (loss) income related to the effective portion recognized in other comprehensive income	$5,653	$118
Amount of loss related to the effective portion subsequently reclassified to earnings	—	—
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	—	—

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its swaps, resulting in an acceleration of payment under the swaps.

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2018		December 31, 2017
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$108,959	$105,985	$153,829	$151,712
Mortgage and Other Notes Payable (a)	3	923,287	912,968	921,261	921,891
Investment in non-traded equity securities (b)	3	—	22,824	—	22,824
Unsecured notes payable and Unsecured line of credit (c)	2	544,425	544,506	517,125	515,330
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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at March 31, 2018.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $87.1 million and $92.2 million as of March 31, 2018 and December 31, 2017, respectively.

At each of March 31, 2018 and December 31, 2017, the Company had letters of credit outstanding of $19.7 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares and Units

The Company completed the following transactions in its common shares during the three months ended March 31, 2018:

•	The Company withheld 3,288 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized Common Share and Common OP Unit-based compensation totaling $2.2 million in connection with Restricted Shares and Units (Note 13).

The Company completed the following transactions in its common shares during the year ended December 31, 2017:

•	The Company withheld 4,314 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized Common Share and Common OP Unit-based compensation totaling $8.4 million in connection with Restricted Shares and Units (Note 13).

•
At the May 10 Shareholder Meeting, Shareholders approved an amendment to the Company’s Declaration of Trust to increase the authorized share capital of the Company from 100 million shares of beneficial interest to 200 million shares which became effective on July 24, 2017.

Share Repurchases

During 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 1,304,194 shares for $32.0 million during the three months ended March 31, 2018, and did not repurchase any shares during the year ended December 31, 2017. As of March 31, 2018, management may repurchase up to approximately $168.0 million of the Company’s outstanding Common Shares under this program. During April 2018, the Company repurchased additional shares under this program as discussed in Note 15.

Dividends and Distributions

On February 27, 2018, the Board of Trustees declared a regular quarterly cash dividend of $0.27 per Common Share, which was paid on April 13, 2018 to holders of record as of March 30, 2018.

On November 8, 2017, the Board of Trustees declared an increase of $0.01 to the $0.27 per Common Share regular quarterly cash dividend, which was paid on January 13, 2018 to holders of record as of December 29, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2018	$2,614

Other comprehensive income before reclassifications	5,653
Reclassification of realized interest on swap agreements	363
Net current period other comprehensive income	6,016
Net current period other comprehensive income attributable to noncontrolling interests	(1,254)
Balance at March 31, 2018	$7,376

Balance at January 1, 2017	$(798)

Other comprehensive income before reclassifications	118
Reclassification of realized interest on swap agreements	963
Net current period other comprehensive income	1,081
Net current period other comprehensive loss attributable to noncontrolling interests	155
Balance at March 31, 2017	$438

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total

Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of $0.27 per Common OP Unit	(1,721)	—	(1,721)
Net income (loss) for the period January 1 through March 31, 2018	612	(12,191)	(11,579)
Conversion of 36,126 Common OP Units to Common Shares by limited partners of the Operating Partnership	(642)	—	(642)
Other comprehensive income - unrealized loss on valuation of swap agreements	274	886	1,160
Reclassification of realized interest expense on swap agreements	10	84	94
Noncontrolling interest distributions	—	(695)	(695)
Employee Long-term Incentive Plan Unit Awards	3,716	—	3,716
Rebalancing adjustment (c)	1,225	—	1,225
Balance at March 31, 2018	$106,395	$533,603	$639,998

Balance at January 1, 2017	$95,422	$494,126	$589,548
Distributions declared of $0.26 per Common OP Unit	(1,617)	—	(1,617)
Net income for the period January 1 through March 31, 2017	1,062	3,278	4,340
Conversion of 24,860 Common OP Units to Common Shares by limited partners of the Operating Partnership	(438)	—	(438)
Other comprehensive income - unrealized loss on valuation of swap agreements	21	(317)	(296)
Reclassification of realized interest expense on swap agreements	49	92	141
Noncontrolling interest contributions	—	20,269	20,269
Noncontrolling interest distributions	—	(3,822)	(3,822)
Employee Long-term Incentive Plan Unit Awards	4,141	—	4,141
Rebalancing adjustment (c)	5,693	—	5,693
Balance at March 31, 2017	$104,333	$513,626	$617,959
__________

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,328,873 Common OP Units at March 31, 2018 and December 31, 2017; (ii) 188 Series A Preferred OP Units at March 31, 2018 and December 31, 2017; (iii) 136,593 Series C Preferred OP Units at March 31, 2018 and December 31, 2017; and (iv) 2,619,872 and 2,274,147 LTIP units as of at March 31, 2018 and December 31, 2017, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income in the table above.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the three months ended March 31, 2018.

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2018, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through March 31, 2018, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

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

The Company leases land at seven of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $0.4 million and $0.8 million (including capitalized ground rent at a property under development of $0.2 million and $0.1 million) for the three months ended March 31, 2018 and 2017, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.2 million for each of the three months ended March 31, 2018 and 2017.

Capital Lease

During 2016, the Company entered into a 49-year master lease at 991 Madison Avenue, which is accounted for as a capital lease. During each of the three months ended March 31, 2018 and 2017, payments for this lease totaled $0.6 million. The lease was initially valued at $76.6 million, which represents the total discounted payments to be made under the lease. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and (ii) rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space and ground leases, as of March 31, 2018, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2018 (Remainder)	$125,069	$4,546
2019	169,873	4,565
2020	155,238	4,256
2021	135,874	4,364
2022	116,972	4,400
Thereafter	527,122	183,911
Total	$1,230,148	$206,042

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

During the three months ended March 31, 2018 and 2017, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$41,628	$21,496	$—	$—	$63,124
Depreciation and amortization	(15,498)	(13,078)	—	—	(28,576)
Property operating expenses, other operating and real estate taxes	(10,894)	(8,483)	—	—	(19,377)
General and administrative expenses	—	—	—	(8,470)	(8,470)
Operating income (loss)	15,236	(65)	—	(8,470)	6,701
Interest income	—	—	3,737	—	3,737
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	1,426	258	—	—	1,684
Interest expense	(6,502)	(9,388)	—	—	(15,890)
Income tax provision	—	—	—	(392)	(392)
Net income (loss)	10,160	(9,195)	3,737	(8,862)	(4,160)
Net income (loss) attributable to noncontrolling interests	(73)	11,652	—	—	11,579
Net income attributable to Acadia	$10,087	$2,457	$3,737	$(8,862)	$7,419

Real estate at cost	$2,042,280	$1,487,525	$—	$—	$3,529,805
Total assets	$2,283,451	$1,546,566	$108,959	$—	$3,938,976
Cash paid for acquisition of real estate	$1,337	$44,834	$—	$—	$46,171
Cash paid for development and property improvement costs	$5,946	$12,190	$—	$—	$18,136

	As of or for the Three Months Ended March 31, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$44,446	$17,553	$—	$—	$61,999
Depreciation and amortization	(16,439)	(8,097)	—	—	(24,536)
Property operating expenses, other operating and real estate taxes	(12,853)	(6,244)	—	—	(19,097)
General and administrative expenses	—	—	—	(8,469)	(8,469)
Operating income	15,154	3,212	—	(8,469)	9,897
Interest income	—	—	8,984	—	8,984
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	560	12,143	—	—	12,703
Interest expense	(7,155)	(4,333)	—	—	(11,488)
Income tax provision	—	—	—	(125)	(125)
Net income	8,559	11,022	8,984	(8,594)	19,971
Net income attributable to noncontrolling interests	(432)	(3,908)	—	—	(4,340)
Net income attributable to Acadia	$8,127	$7,114	$8,984	$(8,594)	$15,631

Real estate at cost	$1,983,365	$1,480,201	$—	$—	$3,463,566
Total assets	$2,246,037	$1,498,045	$276,507	$—	$4,020,589
Cash paid for acquisition of real estate	$—	$34,688	$—	$—	$34,688
Cash paid for development and property improvement costs	$996	$26,019	$—	$—	$27,015

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At March 31, 2018 a total of 1,223,815 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the three months ended March 31, 2018, the Company issued 381,821 LTIP Units and 5,768 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, based on a valuation provided by an independent third-party appraiser incorporating the following factors:

•
A portion of these annual equity award is granted in performance-based Restricted Share Units or LTIP Units that may be earned based on the Company’s attainment of specified relative total shareholder returns (“Relative TSR”) hurdles.

•
In the event the Relative TSR percentile falls between the 25th percentile and the 50th percentile, Relative TSR vesting percentage is determined using a straight line linear interpolation between 50% and 100% and in the event that the Relative TSR percentile falls between the 50th percentile and 75th percentile, the Relative TSR vesting percentage is determined using a straight line linear interpolation between 100% and 200%.

•
Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three-year forward-looking performance period ending December 31, 2020 relative to the constituents of the SNL U.S. REIT Retail Shopping Center Index and one-third (1/3) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the SNL U.S. REIT Retail Index (both on a non-weighted basis).

•
If the Company’s performance fails to achieve the aforementioned hurdles at the culmination of the three-year performance period, all performance-based shares will be forfeited. Any earned performance-based shares vest 60% at the end of the performance period, with the remaining 40% of shares vesting ratably over the next two years.

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $10.6 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.2 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2017, the Company issued 11,814 Restricted Shares and 11,105 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 3,864 of the Restricted Shares and 5,805 of the LTIP Units will be on the first anniversary of the date of issuance and 7,950 of the Restricted Shares and 5,300 of the LTIP Units vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.3 million for each of the three months ended March 31, 2018 and 2017, respectively.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III and IV. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership and 22.8% of the potential Promote payments from Fund IV to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of March 31, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Compensation expense of $0 million and $0.3 million was recognized for the three months ended March 31, 2018 and 2017, respectively, related to the Program in connection with Fund III.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2017	46,499	$27.58	856,877	$26.99
Granted	19,442	29.85	310,551	31.80
Vested	(23,430)	30.47	(257,124)	28.27
Forfeited	(1,184)	32.65	(205)	32.49
Unvested at December 31, 2017	41,327	26.92	910,099	28.28
Granted	5,768	25.96	381,821	27.28
Vested	(12,784)	31.21	(288,913)	30.34
Forfeited	(47)	35.37	—	—
Unvested at March 31, 2018	34,264	$25.14	1,003,007	$27.30

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2018 and the year ended December 31, 2017 were $27.26 and $31.69, respectively. As of March 31, 2018, there was $21.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Restricted Shares that vested for each of the three months ended March 31, 2018 and the year ended December 31, 2017, was $0.7 million. The total fair value of LTIP Units that vested during the three months ended March 31, 2018 and the year ended December 31, 2017, was $8.8 million and $7.3 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.1 million related to the following employee benefit plans for each of the three months ended March 31, 2018 and 2017, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 943 and 841 Common Shares were purchased by employees under the Purchase Plan., for each of the three months ended March 31, 2018 and 2017, respectively.

Deferred Share Plan

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $18,000, for the year ending December 31, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding (Note 10, Note 15). During the periods presented, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share units (“Restricted Share Units”) issued under the Company’s Share Incentive Plans (Note 13). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

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

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Numerator:
Net income attributable to Acadia	$7,419	$15,631
Less: net income attributable to participating securities	(44)	(162)
Income from continuing operations net of income attributable to participating securities	$7,375	$15,469

Denominator:
Weighted average shares for basic earnings per share	83,434,083	83,634,727
Effect of dilutive securities:
Employee unvested restricted shares	4,394	10,730
Denominator for diluted earnings per share	83,438,477	83,645,457

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.09	$0.18

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067

Series C Preferred OP Units	136,593	141,593
Series C Preferred OP Units - Common share equivalent	474,278	471,035

15. Subsequent Events

Disposition

On April 17, 2018, Fund II sold its Sherman Avenue property, which was classified as held for sale at March 31, 2018 (Note 2), for $26.0 million.

Share Repurchases

From April 1, 2018 through April 30, 2018, the Company repurchased 936,541 of its outstanding shares for $21.8 million pursuant to its share repurchase plan (Note 10). Through April 30, 2018, the Company has repurchased 2,240,735 shares totaling $53.8 million under the plan.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Distributions

On April 23, 2018, Fund II made a $15.0 million recallable capital distribution to investors as a result of the sale of its Sherman Avenue property, of which the Operating Partnership’s share was $4.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 2018, there were 175 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at March 31, 2018 is as follows:

	Number of Properties		Operating Properties
	Development	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	2	33	697,139	91.0%
New York Metro	—	20	322,171	91.5%
San Francisco Metro	—	2	148,832	100.0%
Washington DC Metro	—	28	319,518	83.2%
Boston Metro	—	3	55,276	100.0%
Suburban	—	30	4,433,969	95.2%
Total Core Portfolio	2	116	5,976,905	94.0%
Acadia Share of Total Core Portfolio	2	116	5,359,209	94.4%

Fund Portfolio:
Fund II	—	1	475,000	72.8%
Fund III	2	4	53,379	74.1%
Fund IV	2	43	2,617,146	83.3%
Fund V	—	5	1,511,942	95.7%
Total Fund Portfolio	4	53	4,657,467	86.1%
Acadia Share of Total Fund Portfolio	4	53	1,015,849	86.3%

Total Core and Funds	6	169	10,634,372	90.5%
Acadia Share of Total Core and Funds	6	169	6,375,058	93.1%

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

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2018

Investments

During the three months ended March 31, 2018, within our Fund portfolio we invested in one new property as follows (Note 2):

•	On February 21, 2018, Fund V acquired a consolidated suburban shopping center in Trussville, Alabama for $45.2 million referred to as “Trussville.”

In addition, we converted a portion of an existing note receivable (Note 3) into an interest in the underlying real estate collateral as follows:

•	On March 28, 2018, we exchanged a total of $22.0 million of our Brandywine Note Receivable plus accrued interest of $0.3 million for an incremental 14.11% undivided interest in Town Center (Note 4).

Dispositions of Real Estate

During the three months ended March 31, 2018, within our Funds we sold two properties for an aggregate sales price of $8.0 million as follows (Note 4):

•
On January 18, 2018, Fund IV sold two unconsolidated properties for aggregate proceeds of $8.0 million and recognized a loss of $0.4 million at the property level, of which both Fund IV and our pro-rata share was $0.

Financings

During the three months ended March 31, 2018, we obtained aggregate new financing of $89.8 million including (Note 7):

•	We obtained an aggregate of $39.8 million in financings with two new non-recourse mortgages for Fund V.

•
We obtained a new $500.0 million Core Credit Facility comprised of a $150.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan and refinanced our existing $300.0 million credit facility (comprised of the $150.0 million Core unsecured revolving line of credit and the $150.0 million term loan) and $150.0 million in term loans.

We utilized proceeds from the new term loan to repay one Core mortgage in the amount of $40.4 million.

Structured Financing

During the three months ended March 31, 2018 (Note 3) we entered into the following structured financing transactions:

•
On March 28, 2018, we exchanged a total of $22.0 million of our Core Brandywine Note Receivable plus accrued interest of $0.3 million for an incremental 14.11% undivided interest in Town Center (Note 4).

•	On January 24, 2018, we received full payment on a $26.0 million Core note receivable plus $0.2 million interest thereon.

•	On March 16, 2018, we funded an additional $2.8 million on an existing Core $15.0 million note receivable.

Share Repurchase Plan

In February 2018, our board of trustees elected to terminate the existing repurchase program and authorized a new common share repurchase program under which we may repurchase, from time to time, up to a maximum of $200.0 million of our common shares (Note 10). Through March 31, 2018, the Company repurchased 1,304,194 shares for $32.0 million. Additional shares were repurchased subsequent to March 31, 2018 as discussed in Note 15.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The results of operations by reportable segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$41.6	$21.5	$—	$63.1	$44.4	$17.6	$—	$62.0	$(2.8)	$3.9	$—	$1.1
Depreciation and amortization	(15.5)	(13.1)	—	(28.6)	(16.4)	(8.1)	—	(24.5)	(0.9)	5.0	—	4.1
Property operating expenses, other operating and real estate taxes	(10.9)	(8.5)	—	(19.4)	(12.9)	(6.2)	—	(19.1)	(2.0)	2.3	—	0.3
General and administrative expenses	—	—	—	(8.5)	—	—	—	(8.5)	—	—	—	—
Operating income	15.2	(0.1)	—	6.7	15.2	3.2	—	9.9	—	(3.3)	—	(3.2)
Interest income	—	—	3.7	3.7	—	—	9.0	9.0	—	—	(5.3)	(5.3)
Equity in earnings and gains of unconsolidated affiliates inclusive of gains on disposition of properties	1.4	0.3	—	1.7	0.6	12.1	—	12.7	0.8	(11.8)	—	(11.0)
Interest expense	(6.5)	(9.4)	—	(15.9)	(7.2)	(4.3)	—	(11.5)	(0.7)	5.1	—	4.4
Income tax provision	—	—	—	(0.4)	—	—	—	(0.1)	—	—	—	(0.3)
Net income (loss)	10.2	(9.2)	3.7	(4.2)	8.6	11.0	9.0	20.0	1.6	(20.2)	(5.3)	(24.2)
Net loss (income) attributable to noncontrolling interests	(0.1)	11.7	—	11.6	(0.4)	(3.9)	—	(4.3)	(0.3)	(15.6)	—	(15.9)
Net income attributable to Acadia	$10.1	$2.5	$3.7	$7.4	$8.1	$7.1	$9.0	$15.6	$2.0	$(4.6)	$(5.3)	$(8.2)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased by $2.0 million for the three months ended March 31, 2018 compared to the prior year period as a result of the changes as further described below.

Revenues from our Core Portfolio decreased by $2.8 million for the three months ended March 31, 2018 compared to the prior year period due primarily to real estate tax income of $1.8 million in 2017 as a result of a real estate tax reassessment for certain properties in 2017 as well as a decline in occupancy due to tenant bankruptcies in 2018.

Property operating, other operating expenses and real estate taxes for our Core Portfolio decreased by $2.0 million for the three months ended March 31, 2018 compared to the prior year period primarily due an increased real estate tax reassessment in 2017 for certain properties of $2.4 million.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased by $4.6 million for the three months ended March 31, 2018 compared to the prior year period as a result of the changes described below.

Revenues from the Funds increased by $3.9 million for the three months ended March 31, 2018 compared to the prior year period primarily due to a $6.4 million increase from Fund property acquisitions in 2017 and 2018 and a $1.7 million increase from development projects being placed in service during 2017. These increases were offset by a decrease of $4.3 million related to property sales in 2017.

Depreciation and amortization for the Funds increased by $5.0 million for the three months ended March 31, 2018 compared to the prior year period primarily due to a $4.1 million increase from Fund property acquisitions in 2017 and 2018 and as well as $1.8 million from development projects being placed in service during 2017. These increases were offset by a decrease of $1.5 million for property sales in 2017.

Property operating, other operating expenses and real estate taxes for the Funds increased by $2.3 million for the three months ended March 31, 2018 compared to the prior year period primarily due to a $2.6 million increase from the development projects being placed in service during 2017 and a $1.0 million increase from Fund property acquisitions in 2017 and 2018. These increases were offset by a decrease of $1.3 million for property sales in 2017.

Equity in earnings of unconsolidated affiliates for the Funds decreased by $11.8 million for the three months ended March 31, 2018 compared to the prior year period primarily due to the Fund’s proportionate share of $11.5 million in aggregate gains from the sales of Arundel Plaza and 2819 Kennedy Boulevard during the prior year period.

Interest expense for the Funds increased $5.1 million for the three months ended March 31, 2018 compared to the prior year period due to $3.7 million less interest capitalized during 2018 and a $1.3 million increase related to higher average outstanding rates and borrowings in 2018.

Net income attributable to noncontrolling interests in the Funds decreased by $15.6 million for the three months ended March 31, 2018 compared to the prior year period due to the noncontrolling interests’ share of the variances discussed above.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Net income for Structured Financing decreased by $5.3 million for the three months ended March 31, 2018 compared to the prior year period primarily due to the recognition of additional interest of $2.5 million during the prior year period on the repayment of a note (Note 3) along with, $1.8 million from the conversion of a portion of a note receivable into increased ownership in the real estate (Note 4) and loan payoffs during 2017 and 2018.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2018	2017

Consolidated operating income	$6,701	$9,897
Add back:
General and administrative	8,470	8,469
Depreciation and amortization	28,576	24,536
Less:
Above/below market rent, straight-line rent and other adjustments	(5,527)	(5,987)
Consolidated NOI	38,220	36,915

Noncontrolling interest in consolidated NOI	(8,627)	(6,539)
Less: Operating Partnership's interest in Fund NOI included above	(2,157)	(1,947)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	5,648	4,707
NOI - Core Portfolio	$33,084	$33,136

__________

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended March 31,
	2018	2017
Core Portfolio NOI	$33,084	$33,136
Less properties excluded from Same-Property NOI	(2,231)	(1,957)
Same-Property NOI	$30,853	$31,179

Percent change from prior year period	(1.0)%

Components of Same-Property NOI:
Same-Property Revenues	$41,929	$42,536
Same-Property Operating Expenses	(11,076)	(11,357)
Same-Property NOI	$30,853	$31,179

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three months ended March 31, 2018. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended March 31, 2018

Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	9	9
GLA commencing	65,540	65,540
New base rent	$20.28	$21.14
Expiring base rent	$17.59	$17.15
Percent growth in base rent	15.3%	23.3%
Average cost per square foot	$2.99	$2.99
Weighted average lease term (years)	5.2	5.2
__________

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

(dollars in thousands except per share data)	Three Months Ended March 31,
	2018	2017
Net income attributable to Acadia	$7,419	$15,631

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	21,085	21,533
Gain on sale (net of noncontrolling interests’ share)	—	(2,742)
Income attributable to Common OP Unit holders	477	923
Distributions - Preferred OP Units	135	139
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$29,116	$35,484

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	83,434,083	83,634,727
Weighted-average OP Units outstanding	4,966,152	4,755,686
Basic weighted-average shares outstanding, FFO	88,400,235	88,390,413
Assumed conversion of Preferred OP Units to common shares	499,345	496,102
Assumed conversion of LTIP units and restricted share units to common shares	167,919	136,985
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	89,067,499	89,023,500

Diluted Funds from operations, per Common Share and Common OP Unit	$0.33	$0.40

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity and Cash Requirements

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Funds and property acquisitions and development/re-tenanting activities within our Core Portfolio, (iii) distributions to our Fund investors, (iv) debt service and loan repayments and (v) share repurchases.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2018, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $22.6 million.

Investments in Real Estate

During the three months ended March 31, 2018, within our Fund portfolio we invested in one new property as follows (Note 2):

•	On February 21, 2018, Fund V acquired a consolidated suburban shopping center in Trussville, Alabama for $45.2 million referred to as “Trussville.”

Capital Commitments

During the three months ended March 31, 2018, we made no capital contributions to our Funds. At March 31, 2018, our share of the remaining capital commitments to our Funds aggregated $131.9 million as follows:

47

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

Development Activities

During the three months ended March 31, 2018, capitalized costs associated with development activities totaled $18.1 million. At March 31, 2018 and December 31, 2017, we had six properties under development and two properties under redevelopment for which the estimated total cost to complete these projects through 2020 was $99.9 million to $135.9 million and our share was approximately $50.3 million to $68.4 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2018	2017
Total Debt - Fixed and Effectively Fixed Rate	$915,483	$899,650
Total Debt - Variable Rate	552,229	538,736
	1,467,712	1,438,386
Net unamortized debt issuance costs	(13,259)	(14,833)
Unamortized premium	830	856
Total Indebtedness	$1,455,283	$1,424,409

As of March 31, 2018, our consolidated outstanding mortgage and notes payable aggregated $1,467.7 million, excluding unamortized premium of $0.8 million and unamortized loan costs of $13.3 million, and were collateralized by 43 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.00% with maturities that ranged from April 15, 2018, to August 23, 2042. Taking into consideration $529.6 million of notional principal under variable to fixed-rate swap agreements currently in effect, $915.5 million of the portfolio debt, or 62.4%, was fixed at a 3.77% weighted-average interest rate and $552.2 million, or 37.6% was floating at a 3.71% weighted average interest rate as of March 31, 2018. Our variable-rate debt includes $143.8 million of debt subject to interest rate caps.

There is $47.8 million of debt maturing in 2018 at a weighted-average interest rate of 5.44%; there is $4.6 million of scheduled principal amortization due in 2018; and our share of scheduled remaining 2018 principal payments and maturities on our unconsolidated debt was $7.6 million at March 31, 2018. In addition, $208.0 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated debt will come due in 2019. As it relates to the maturing debt in 2018 and 2019, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default at March 31, 2018 and December 31, 2017 (Note 7). In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees aggregating approximately $32.9 million. The Company’s management believes that the mortgage is not recourse to the Company and that the suit is without merit.

Share Repurchases

The Company repurchased $32.0 million, or 1,304,194 shares, pursuant to its new share repurchase program during the three months ended March 31, 2018. During April 2018, the Company repurchased additional shares under this program as discussed in Note 15.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at March 31, 2018 totaled $39.3 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. There were no issuances of equity under the ATM program during the three months ended March 31, 2018.

Fund Capital

During the three months ended March 31, 2018, there were no noncontrolling interest capital contributions to our Funds. At March 31, 2018, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $29.1 million, $90.2 million and $378.9 million, respectively.

Asset Sales

As previously discussed, during the three months ended March 31, 2018, within our Fund portfolio we sold two unconsolidated properties for an aggregate sales price of $8.0 million for which Fund IV received $4.3 million net of funds used to repay the associated debt (Note 2, Note 4).

Structured Financing Repayments

During the three months ended March 31, 2018, we received total collections on a note receivable of $26.0 million (Note 3). There are no scheduled principal collections for the remainder of 2018.

Financing and Debt

As of March 31, 2018, we had $189.2 million of additional capacity under existing revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 71 unleveraged consolidated properties with an aggregate carrying value of approximately $1.6 billion and 17 unleveraged unconsolidated properties for which our share of the carrying value was $142.4 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2018 with the cash flow for the three months ended March 31, 2017 (in millions):

	Three Months Ended March 31,
	2018	2017	Variance
Net cash provided by operating activities	$22.9	$24.5	$(1.6)
Net cash used in investing activities	(26.3)	(39.3)	13.0
Net cash used in financing activities	(30.5)	(8.2)	(22.3)
Decrease in cash and restricted cash	$(33.9)	$(23.0)	$(10.9)

Operating Activities

Our operating activities provided $1.6 million less cash during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to a reduction in the current year in interest income following the monetization of structured finance investments, partially offset by cash flows from the 2017 and 2018 Fund acquisitions.

Investing Activities

During the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, our investing activities used $13.0 million less cash, primarily due to (i) $26.0 million more cash received from repayments of notes receivable, (ii) $8.9 million less cash used for development and property improvement costs, (iii) $13.5 million more cash received from return of capital from unconsolidated affiliates, and (iv) $1.3 million less cash used for investments and advances to unconsolidated investments. These items were partially offset by (i) $25.1 million less cash received from disposition of properties, including unconsolidated affiliates, (ii) $9.7 million more cash used for the acquisition of real estate, and (iii) $2.8 million more cash used for the issuance of notes receivable.

Financing Activities

Our financing activities used $22.3 million more cash during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily from (i) $32.0 million more cash used from the repurchase of Common Shares, and (ii) a decrease in cash of $20.3 million from capital contributions from noncontrolling interests. These items were partially offset by (i) an increase of $15.6 million of cash provided from net borrowings, (ii) a decrease of $11.7 million in cash paid for dividends to common shareholders, and (iii) a decrease of $3.8 million in cash distributions to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of March 31, 2018 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,467.7	$71.4	$769.4	$457.4	$169.5
Interest obligations on debt	229.3	62.9	91.1	48.3	27.0
Lease obligations (a)	206.0	4.5	8.8	8.8	183.9
Construction commitments (b)	87.1	87.1	—	—	—
Total	$1,990.1	$225.9	$869.3	$514.5	$380.4
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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership Ownership Percentage	Operating Partnership Pro-rata Share of Mortgage Debt
Investment			Interest Rate at March 31, 2018	Maturity Date
230/240 W. Broughton	11.6%	$1.2	4.67%	May 2018
Promenade at Manassas	22.8%	5.7	3.37%	November 2018
650 Bald Hill	20.8%	3.0	4.32%	April 2020
Eden Square	22.8%	5.1	3.82%	June 2020
Gotham Plaza (a)	49.0%	10.0	3.27%	June 2023
Renaissance Portfolio	20.0%	32.0	3.37%	August 2023
Crossroads	49.0%	32.9	3.94%	October 2024
840 N. Michigan	88.4%	65.0	4.36%	February 2025
Georgetown Portfolio	50.0%	8.4	4.72%	December 2027
Total		$163.3

(a)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap with a notional value of $20.3 million, which effectively fixes the interest rate at 3.49% and matures in June 2023.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2017 Form 10-K.

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2018

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2018, we had total mortgage and other notes payable of $1,467.7 million, excluding the unamortized premium of $0.8 million and unamortized loan costs of $13.3 million, of which $915.5 million, or 62.4% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $552.2 million, or 37.6%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of March 31, 2018, we were party to 26 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $529.6 million and $143.8 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of March 31, 2018 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$1.9	$26.3	$28.2	6.0%
2019	3.1	—	3.1	—%
2020	3.2	—	3.2	—%
2021	3.4	—	3.4	—%
2022	3.5	14.0	17.5	3.0%
Thereafter	18.3	503.2	521.5	3.2%
	$33.4	$543.5	$576.9

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$2.7	$21.5	$24.2	4.8%
2019	6.6	198.3	204.9	4.6%
2020	2.7	488.7	491.4	4.3%
2021	2.2	107.5	109.7	3.8%
2022	1.2	43.7	44.9	3.7%
Thereafter	—	15.7	15.7	2.7%
	$15.4	$875.4	$890.8

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$0.7	$6.8	$7.6	3.3%
2019	1.0	—	1.0	—%
2020	1.2	8.0	9.3	2.1%
2021	1.1	—	1.1	—%
2022	1.2	—	1.2	—%
Thereafter	2.7	140.4	143.1	4.0%
	$7.9	$155.2	$163.3

In 2018, $52.4 million of our total consolidated debt and $7.6 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $208.0 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated debt will become due in 2019. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $2.6 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.6 million. Interest expense on our variable-rate debt of $552.2 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2018, would increase $5.4 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.1 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2018, the fair value of our total consolidated outstanding debt would decrease by approximately $15.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $16.3 million.

As of March 31, 2018, and December 31, 2017, we had consolidated notes receivable of $109.0 million and $153.8 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2018, the fair value of our total outstanding notes receivable would decrease by approximately $1.7 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.8 million.

Summarized Information as of December 31, 2017

As of December 31, 2017, we had total mortgage and other notes payable of $1,438.4 million, excluding the unamortized premium of $0.9 million and unamortized loan costs of $14.8 million, of which $899.7 million, or 62.5% was fixed-rate, inclusive of interest rate swaps, and $538.7 million, or 37.5%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2017, we were party to 27 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $504.0 million and $141.1 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable-rate debt of $538.7 million as of December 31, 2017, would have increased $5.4 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2017, the fair value of our total outstanding debt would have decreased by approximately $15.9 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $17.3 million.

Changes in Market Risk Exposures from December 31, 2017 to March 31, 2018

Our interest rate risk exposure from December 31, 2017, to March 31, 2018, has increased on an absolute basis, as the $538.7 million of variable-rate debt as of December 31, 2017, has increased to $552.2 million as of March 31, 2018. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 37.5% of our consolidated debt as of December 31, 2017, and decreased to 37.6% as of March 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2018, at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

The most significant risk factors applicable to us are described in Item 1A. of our 2017 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed in the Company’s Annual Report on 10-K, on February 20, 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased shares during the three months ended March 31, 2018 as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximated Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 2018	—	$—	—	$—
February 2018	511,426	24.21	511,426	$187,616,641
March 2018	792,768	24.66	792,768	$168,065,671
Total First Quarter 2018	1,304,194	$24.49	1,304,194

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
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
10.1
Form of Amended and Restated Severance Agreement, effective as of February 26, 2018, with each of: Joel Braun, Executive Vice President and Chief Investment Officer; John Gottfried, Senior Vice President and Chief Financial Officer; Jason Blacksberg, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; Christopher Conlon, Executive Vice President and Chief Operating Officer and Joseph M. Napolitano, Senior Vice President and Chief Administrative Officer
Incorporated by reference to the copy thereof filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on February 27, 2018.
10.2
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
Incorporated by reference to the copy thereof filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 27, 2018.
10.3	Form of 2018 Long-Term Incentive Plan Award Agreement (Time Based Only)	Incorporated by reference to the copy thereof filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 27, 2018.
10.4	Form of 2018 Long-Term Incentive Plan Award Agreement (Time and Performance Based)	Incorporated by reference to the copy thereof filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 27, 2018.
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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
Dated: May 3, 2018

