Form 10-Q
period 2018-06-30
ACADIA REALTY TRUST
filed 2018-07-27
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Emerging Growth Company ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of July 24, 2018 there were 81,502,812 common shares of beneficial interest, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2018	2017
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$2,977,556	$2,952,918
Real estate under development	192,215	173,702
Net investments in real estate	3,169,771	3,126,620
Notes receivable, net	109,209	153,829
Investments in and advances to unconsolidated affiliates	306,616	302,070
Other assets, net	207,583	214,959
Cash and cash equivalents	17,330	74,823
Rents receivable, net	56,503	51,738
Restricted cash	13,756	10,846
Assets of properties held for sale	—	25,362
Total assets	$3,880,768	$3,960,247

LIABILITIES
Mortgage and other notes payable, net	$981,567	$909,174
Unsecured notes payable, net	465,687	473,735
Unsecured line of credit	14,000	41,500
Accounts payable and other liabilities	197,181	210,052
Capital lease obligation	70,857	70,611
Dividends and distributions payable	23,719	24,244
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,208	15,292
Total liabilities	1,768,219	1,744,608
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 81,502,812 and 83,708,140 shares, respectively	82	84
Additional paid-in capital	1,543,651	1,596,514
Accumulated other comprehensive income	10,138	2,614
Distributions in excess of accumulated earnings	(61,196)	(32,013)
Total Acadia shareholders’ equity	1,492,675	1,567,199
Noncontrolling interests	619,874	648,440
Total equity	2,112,549	2,215,639
Total liabilities and equity	$3,880,768	$3,960,247

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2018	2017	2018	2017
Revenues
Rental income	$51,322	$48,468	$102,101	$97,053
Expense reimbursements	10,598	10,074	21,806	22,390
Other	1,649	962	2,786	2,060
Total revenues	63,569	59,504	126,693	121,503
Operating expenses
Depreciation and amortization	29,503	26,057	58,079	50,593
General and administrative	7,907	8,864	16,377	17,333
Real estate taxes	7,031	8,034	15,990	18,640
Property operating	12,524	9,364	22,862	17,561
Other operating	305	443	385	737
Total operating expenses	57,270	52,762	113,693	104,864
Operating income	6,299	6,742	13,000	16,639
Equity in earnings of unconsolidated affiliates inclusive of gain on disposition of properties of $0, $3,285, $0 and $14,771, respectively	5,019	4,340	6,703	17,043
Interest income	3,289	8,203	7,026	17,187
Interest expense	(16,915)	(12,750)	(32,805)	(24,238)
(Loss) income from continuing operations before income taxes	(2,308)	6,535	(6,076)	26,631
Income tax benefit (provision)	5	(427)	(387)	(552)
(Loss) income from continuing operations before gain on disposition of properties	(2,303)	6,108	(6,463)	26,079
Gain on disposition of properties, net of tax	33	—	33	—
Net (loss) income	(2,270)	6,108	(6,430)	26,079
Net loss attributable to noncontrolling interests	9,935	5,952	21,514	1,612
Net income attributable to Acadia	$7,665	$12,060	$15,084	$27,691

Basic and diluted earnings per share	$0.09	$0.14	$0.18	$0.33
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Net (loss) income	$(2,270)	$6,108	$(6,430)	$26,079
Other comprehensive income (loss):
Unrealized income (loss) on valuation of swap agreements	2,950	(2,124)	8,603	(2,008)
Reclassification of realized interest on swap agreements	109	930	472	1,903
Other comprehensive income (loss)	3,059	(1,194)	9,075	(105)
Comprehensive income	789	4,914	2,645	25,974
Comprehensive loss attributable to noncontrolling interests	9,638	6,205	19,963	1,995
Comprehensive income attributable to Acadia	$10,427	$11,119	$22,608	$27,969

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2018 and 2017

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	64	—	1,123	—	—	1,123	(1,123)	—
Repurchase of Common Shares	(2,294)	(2)	(55,055)	—	—	(55,057)	—	(55,057)
Dividends/distributions declared ($0.54 per Common Share/OP Unit)	—	—	—	—	(44,267)	(44,267)	(3,434)	(47,701)
Employee and trustee stock compensation, net	25	—	271	—	—	271	5,842	6,113
Noncontrolling interest distributions	—	—	—	—	—	—	(15,640)	(15,640)
Noncontrolling interest contributions	—	—	—	—	—	—	6,550	6,550
Comprehensive income	—	—	—	7,524	15,084	22,608	(19,963)	2,645
Reallocation of noncontrolling interests	—	—	798	—	—	798	(798)	—
Balance at June 30, 2018	81,503	$82	$1,543,651	$10,138	$(61,196)	$1,492,675	$619,874	$2,112,549

Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	41	—	730	—	—	730	(730)	—
Dividends/distributions declared ($0.52 per Common Share/OP Unit)	—	—	—	—	(43,495)	(43,495)	(3,207)	(46,702)
Employee and trustee stock compensation, net	20	—	340	—	—	340	6,662	7,002
Noncontrolling interest distributions	—	—	—	—	—	—	(4,507)	(4,507)
Noncontrolling interest contributions	—	—	—	—	—	—	20,505	20,505
Comprehensive income	—	—	—	278	27,691	27,969	(1,995)	25,974
Reallocation of noncontrolling interests	—	—	(3,927)	—	—	(3,927)	3,927	—
Balance at June 30, 2017	83,659	$84	$1,592,069	$(520)	$(21,439)	$1,570,194	$610,203	$2,180,397
The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,430)	$26,079
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of properties	(33)	—
Depreciation and amortization	58,079	50,593
Distributions of operating income from unconsolidated affiliates	10,210	10,301
Equity in earnings and gains of unconsolidated affiliates	(6,703)	(17,043)
Stock compensation expense	6,113	7,002
Amortization of financing costs	2,743	2,504
Other, net	(4,450)	(7,625)
Changes in assets and liabilities:
Other liabilities	680	(820)
Prepaid expenses and other assets	(1,883)	(3,417)
Rents receivable, net	(4,252)	(3,837)
Accounts payable and accrued expenses	(5,038)	5,164
Net cash provided by operating activities	49,036	68,901
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(46,171)	(77,785)
Development, construction and property improvement costs	(41,937)	(46,303)
Issuance of or advances on notes receivable	(3,002)	(10,300)
Proceeds from the disposition of properties, net	25,218	—
Investments in and advances to unconsolidated affiliates	(2,265)	(4,262)
Return of capital from unconsolidated affiliates and other	19,512	28,409
Proceeds from notes receivable	26,000	12,000
Return (payment) of deposits for properties under contract	1,750	(1,000)
Payment of deferred leasing costs	(1,645)	(3,894)
Net cash used in investing activities	(22,540)	(103,135)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Continued)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(48,272)	(31,901)
Principal payments on unsecured debt	(519,300)	(130,716)
Proceeds received on mortgage and other notes	119,752	98,528
Proceeds from unsecured debt	482,300	119,400
Payments for repurchase of Common Shares	(55,057)	—
Capital contributions from noncontrolling interests	6,550	20,505
Distributions to noncontrolling interests	(19,004)	(8,452)
Dividends paid to Common Shareholders	(44,863)	(56,019)
Deferred financing and other costs	(3,185)	(4,067)
Net cash (used in) provided by financing activities	(81,079)	7,278

Decrease in cash and restricted cash	(54,583)	(26,956)
Cash of $74,823 and $71,805 and restricted cash of $10,846 and $22,904, respectively, beginning of period	85,669	94,709
Cash of $17,330 and $43,442 and restricted cash of $13,756 and $24,311, respectively, end of period	$31,086	$67,753

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $2,836 and $9,666, respectively	$29,219	$23,343
Cash paid for income taxes, net of (refunds)	$—	$138

Supplemental disclosure of non-cash investing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$425	$1,927
Acquisition of real estate through conversion of note receivable	$—	$9,142
Acquisition of undivided interest in a property through conversion of notes receivable	$22,201	$16,005
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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2018 and December 31, 2017, the Company controlled approximately 94% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2018, the Company has ownership interests in 118 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 54 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). Acadia Strategic Opportunity Fund I, LP (“Fund I,” together with Funds II, III, IV, and V, the “Funds”) was liquidated in 2015. The 172 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2018	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of June 30, 2018 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$347.1	$—	28.33%	8%	$146.6
Fund III	5/2007	24.54%	420.2	29.8	24.54%	6%	551.9
Fund IV	5/2012	23.12%	412.7	117.3	23.12%	6%	136.7
Fund V	8/2016	20.10%	45.8	474.2	20.10%	6%	—
__________

(a)	Amount represents the current economic ownership at June 30, 2018, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective fund.

(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.

(c)
During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At June 30, 2018, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital. Each property is considered a separate operating segment; however, each property on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The Company adopted ASU 2016-15 effective January 1, 2018 and elected the “cumulative distribution approach” whereby distributions received from equity method investments would be classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Accordingly, the Company has reclassified $7.5 million of its cash inflows from investing activities to cash flows from operating activities in its historical presentation of cash flows related to its equity method investments for the six months ended June 30, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. Accordingly, the Company has reclassified $1.3 million of its cash outflows from operating activities and $0.1 million of its cash outflows from financing activities to change in cash and restricted cash in its historical presentation of cash flows for the six months ended June 30, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations—Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the new standard will reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed. Accordingly, the Company capitalized $0.1 million of acquisition costs during the six months ended June 30, 2018 and expensed $0.6 million of acquisition costs during the six months ended June 30, 2017.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments— Equity Method and Joint Ventures (Topic 323). ASU 2017-03 amends certain SEC guidance in the FASB Accounting Standards Codification in response to SEC staff announcements made during 2016 Emerging Issues Task Force (“EITF”) meetings which addressed (i) the additional qualitative disclosures that a registrant is expected to provide when it cannot reasonably estimate the impact that ASUs 2014-09, 2016-02 and 2016-13 will have in applying the guidance in Staff Accounting Bulletin Topic 11.M and (ii) guidance in ASC 323 related to the amendments made by ASU 2014-01 regarding use of the proportional amortization method in accounting for investments in qualified affordable housing projects (announcement made at the November 17, 2016, EITF meeting). The Company adopted 2017-03 effective January 1, 2018. The adoption of ASU 2017-03 did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which amends the guidance on nonfinancial assets in ASC 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in substance nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and de-recognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets. The amendments are effective at the same time as the amendments in ASU 2014-09. The Company adopted ASU 2017-05 effective January 1, 2018. The adoption of ASU 2017-05 did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the scope of modification accounting with respect to changes to the terms or conditions of a share-based payment award. Modification accounting would not apply if a change to an award does not affect the total current fair value (or other applicable measurement), vesting conditions, or the classification of the award. For all entities, ASU 2017-09 is effective prospectively for awards modified in fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements because the Company has not had significant modifications of its awards.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company early adopted ASU 2017-12 effective January 1, 2018 and the adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed public companies to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act. ASU 2018-05 was effective upon issuance. The Company recognized the estimated income tax effects of the Tax Cuts and Jobs Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall). The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. These amendments provide clarifications and corrections to ASU 2016-02, Leases (Topic 842). The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017

Land	$667,759	$658,835
Buildings and improvements	2,446,826	2,406,488
Tenant improvements	136,839	131,850
Construction in progress	27,439	18,642
Properties under capital lease	76,965	76,965
Total	3,355,828	3,292,780
Less: Accumulated depreciation	(378,272)	(339,862)
Operating real estate, net	2,977,556	2,952,918
Real estate under development, at cost	192,215	173,702
Net investments in real estate	$3,169,771	$3,126,620

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions and Conversions

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2018 Acquisitions
Core
Bedford Green Land Parcel	100%	Mar 23, 2018	$1,337
Subtotal Core			1,337

Fund V
Trussville Promenade - Trussville, AL	100%	Feb 21, 2018	45,259
Subtotal Fund V			45,259
Total 2018 Acquisitions			$46,596

2017 Acquisitions and Conversions
Core
Market Square Shopping Center - Wilmington, DE (Conversion) (Note 4)	100%	Nov 16, 2017	$42,800
Subtotal Core			42,800

Fund IV
Lincoln Place - Fairview Heights, IL	100%	Mar 13, 2017	35,350
Shaw's Plaza - Windham, ME (Conversion) (Note 3)	100%	Jun 30, 2017	9,142
Subtotal Fund IV			44,492

Fund V
Plaza Santa Fe - Santa Fe, NM	100%	Jun 5, 2017	35,220
Hickory Ridge - Hickory, NC	100%	Jul 27, 2017	44,020
New Towne Plaza - Canton, MI	100%	Aug 4, 2017	26,000
Fairlane Green - Allen Park, MI	100%	Dec 20, 2017	62,000
Subtotal Fund V			167,240
Total 2017 Acquisitions and Conversions			$254,532

The 2018 acquisitions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018 (Note 1). The 2017 acquisitions and conversions were deemed to be business combinations. For the six months ended June 30, 2018, the Company capitalized $0.1 million of acquisition costs related to the Funds. The Company expensed $0.6 million of acquisition costs for the six months ended June 30, 2017, of which $0.2 million related to the Core Portfolio and $0.4 million related to the Funds. No debt was assumed in any of the 2018 Acquisitions or 2017 Acquisitions or Conversions.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2018 acquisitions and the 2017 acquisitions and conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the six months ended June 30, 2018 and the year ended December 31, 2017 (in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017

Net Assets Acquired
Land	$8,924	$48,138
Buildings and improvements	34,237	173,576
Other assets	—	84
Acquisition-related intangible assets (Note 6)	6,486	44,269
Acquisition-related intangible liabilities (Note 6)	(3,051)	(11,535)
Net assets acquired	$46,596	$254,532

Consideration
Cash	$46,171	$200,429
Conversion of note receivable	—	41,010
Liabilities assumed	425	3,363
Existing interest in previously unconsolidated investment	—	4,159
Change in control of previously unconsolidated investment	—	5,571
Total Consideration	$46,596	$254,532

Dispositions

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain/(Loss) on Sale
2018 Disposition
Sherman Avenue - New York, NY	Fund II	Apr 17, 2018	$26,000	$33
Total 2018 Dispositions			$26,000	$33

2017 Dispositions
New Hyde Park Shopping Center - New Hyde Park, NY	Fund III	Jul 6, 2017	$22,075	$6,433
216th Street - New York, NY	Fund II	Sep 11, 2017	30,579	6,543
City Point Condominium Tower I - Brooklyn, NY	Fund II	Oct 13, 2017	96,000	(810)
1151 Third Avenue - New York, NY	Fund IV	Nov 16, 2017	27,000	5,183
260 E 161st Street - Bronx, NY	Fund II	Dec 13, 2017	105,684	31,537
Total 2017 Dispositions			$281,338	$48,886

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the year ended December 31, 2017 were as follows (in thousands):

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Rental revenues	$4,621	$7,529
Expenses	(5,541)	(10,693)
Loss from continuing operations of disposed properties before gain on disposition of properties	(920)	(3,164)
Net loss attributable to noncontrolling interests	646	2,252
Net loss attributable to Acadia	$(274)	$(912)

Properties Held For Sale

At December 31, 2017, the Company had one property in Fund II classified as held-for-sale, Sherman Avenue, with total assets of $25.4 million, which was sold on April 17, 2018 as noted in the disposition table above. This property had a net operating loss of $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2017		Six Months Ended June 30, 2018			June 30, 2018
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$21,897	$—	$3,996	$—	2	$25,893
Fund II	—	4,908	—	904	—	—	5,812
Fund III	2	63,939	—	12,887	—	2	76,826
Fund IV	1	82,958	—	726	—	1	83,684
Total	5	$173,702	$—	$18,513	$—	5	$192,215

During the six months ended June 30, 2018, the Company did not move any consolidated projects into or out of development. In addition to the consolidated projects noted above, the Company had one unconsolidated project in development at December 31, 2017, which it placed into service during the six months ended June 30, 2018.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	June 30,	December 31,	June 30, 2018
Description	2018	2017	Number	Maturity Date	Interest Rate
Core Portfolio	$56,475	$101,695	2	April 2019 - April 2020	6.0% - 8.1%
Fund II	32,178	31,778	1	May 2020	2.5%
Fund III	5,306	5,106	1	July 2020	18.0%
Fund IV	15,250	15,250	1	February 2021	15.3%
	$109,209	$153,829	5

During the six months ended June 30, 2018, the Company:

•	exchanged $22.0 million of a Core note receivable plus accrued interest thereon of $0.3 million for an additional undivided interest in the Town Center property (Note 4);

•	received full payment on $26.0 million of Core notes receivable plus accrued interest of $0.2 million;

•	funded an additional $2.8 million to its existing $15.0 million Core note receivable and entered into an agreement to extend the maturity to April 1, 2020;

•	advanced an additional $0.2 million on a Fund III note receivable; and

•	increased the balance of a Fund II note receivable by the interest accrued of $0.4 million.

During the year ended December 31, 2017, the Company:

•	recovered the full value of a $12.0 million Core note receivable, which was previously in default, plus accrued interest and fees aggregating $16.8 million;

•	exchanged $92.7 million of Core notes receivable plus accrued interest thereon of $1.8 million for additional undivided interests in the Market Square and Town Center properties (Note 4);

•	funded an additional $10.0 million on an existing Core note receivable, which had a total commitment of $20.0 million, and was subsequently repaid in full during the fourth quarter;

•	entered into an agreement to extend the maturity of a $15.0 million Core note receivable to June 1, 2018;

•	increased the balance of a Fund II note receivable by the interest accrued of $0.8 million;

•	advanced an additional $0.6 million on a Fund III note receivable; and

•	exchanged a $9.0 million Fund IV note receivable plus accrued interest of $0.1 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

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

		Nominal Ownership Interest	June 30, 2018	December 31, 2017
Portfolio	Property	June 30, 2018
Core:
	840 N. Michigan (a)	88.43%	$67,685	$69,846
	Renaissance Portfolio	20%	33,735	35,041
	Gotham Plaza	49%	29,710	29,416
	Town Center (a, b)	75.22%	99,826	78,801
	Georgetown Portfolio	50%	3,357	3,479
			234,313	216,583

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	186	167
	Self Storage Management (d)	95%	206	206
			392	373
Fund IV:
	Broughton Street Portfolio (e)	50%	41,915	48,335
	Fund IV Other Portfolio	90%	15,950	20,199
	650 Bald Hill Road	90%	13,377	13,609
			71,242	82,143

Various Funds:	Due from Related Parties (f)		113	2,415
	Other (g)		556	556
	Investments in and advances to unconsolidated affiliates		$306,616	$302,070

Core:
	Crossroads (h)	49%	$15,208	$15,292
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,208	$15,292
__________

(a)	Represents a tenancy-in-common interest.

(b)	During November 2017 and March 2018, as discussed below, the Company increased its ownership in Town Center.

(c)	Distributions have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.

(d)	Represents a variable interest entity.

(e)
The Company is entitled to a 15% return on its cumulative capital contribution which was $15.8 million and $15.4 million at June 30, 2018 and December 31, 2017, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $36.1 million and $41.2 million at June 30, 2018 and December 31, 2017, respectively.

(f)	Represents deferred fees.

(g)	Includes a cost-method investment in Albertson’s (Note 8), Storage Post and other investments.

(h)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to fund future obligations of the entity.

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

On November 16, 2017, the Company exchanged $60.7 million of the Brandywine Notes Receivable plus accrued interest of $0.9 million for one of the partner’s 38.89% tenancy-in-common interests in Town Center. The incremental investment in Town Center was recorded at $61.6 million and the excess of this amount over the venture’s book value associated with this interest, or $34.5 million, is being amortized over the remaining depreciable lives of the venture’s assets. The Company previously had a 22.22% interest in Town Center which then became 61.11% following the November 2017 transaction.

On March 28, 2018, the Company exchanged $22.0 million of its Brandywine Notes Receivable plus accrued interest of $0.3 million for one of the partner’s 14.11% tenancy-in-common interests in Town Center. The incremental investment in Town Center was recorded at $22.3 million and the excess of this amount over the venture’s book value associated with this interest, or $12.7 million, is being amortized over the remaining depreciable lives of the venture’s assets. The Company continues to apply the equity method of accounting for its aggregate 75.22% noncontrolling interest in Town Center after the March 2018 transaction.

At June 30, 2018, $38.7 million of the Brandywine Note Receivable remains outstanding (Note 3), which is collateralized by the remaining 24.78% undivided interest in Town Center.

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

Albertson’s

“Other” includes, among other investments, Fund II’s cost method investment reflecting an effective 1.05% interest in Albertson’s Companies, Inc. (“Albertson’s”), a privately-held national supermarket chain. In 2017, the Company received $2.4 million in distributions from Albertson’s and reduced the carrying amount of its investment in Albertson’s to zero (Note 8), reflecting the remaining $2.0 million as equity in earnings and gains of unconsolidated affiliates in the consolidated statements of income.

Storage Post

On May 15, 2018, Fund III’s Storage Post venture, which is a cost-method investment with no carrying value, distributed $3.2 million of which the Operating Partnership’s share was $0.8 million.

2018 Dispositions of Unconsolidated Investments

On January 18, 2018, Fund IV’s Broughton Street Portfolio venture sold two properties for aggregate proceeds of $8.0 million, resulting in a net loss of $0.4 million at the property level of which the Fund’s share and the Operating Partnership’s proportionate share of the loss was zero, due to Fund IV’s preferred return.

On June 29, 2018, Fund IV’s Broughton Street Portfolio venture terminated its master leases on two of its properties resulting in a net loss of $1.0 million at the property level for which the Operating Partnership’s share was less than $0.1 million.

At June 30, 2018, the Broughton Street portfolio had 14 remaining properties.

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

Fees from Unconsolidated Affiliates

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.3 million for both the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.4 million for both the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	June 30,	December 31,
	2018	2017
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$527,330	$518,900
Real estate under development	2,796	26,681
Investment in unconsolidated affiliates	6,853	6,853
Other assets	92,350	100,901
Total assets	$629,329	$653,335
Liabilities and partners’ equity:
Mortgage notes payable	$406,579	$405,652
Other liabilities	56,865	61,932
Partners’ equity	165,885	185,751
Total liabilities and partners’ equity	$629,329	$653,335

Company's share of accumulated equity	$183,007	$185,533
Basis differential	106,480	95,358
Deferred fees, net of portion related to the Company's interest	1,808	3,472
Amounts receivable by the Company	113	2,415
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	291,408	286,778
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,208	15,292
Investments in and advances to unconsolidated affiliates	$306,616	$302,070

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Combined and Condensed Statements of Income
Total revenues	$19,603	$20,974	$39,759	$42,577
Operating and other expenses	(5,531)	(6,272)	(11,453)	(12,138)
Interest expense	(5,250)	(4,641)	(10,125)	(9,179)
Depreciation and amortization	(5,801)	(6,063)	(11,856)	(12,512)
Loss on debt extinguishment	—	(3)	—	(154)
(Loss) gain on disposition of properties	(992)	3,332	(1,410)	17,778
Net income attributable to unconsolidated affiliates	$2,029	$7,327	$4,915	$26,372

Company’s share of equity in net income of unconsolidated affiliates	$5,895	$5,044	$8,260	$18,612
Basis differential amortization	(876)	(704)	(1,557)	(1,569)
Company’s equity in earnings of unconsolidated affiliates	$5,019	$4,340	$6,703	$17,043

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	June 30,	December 31,
(in thousands)	2018	2017
Other Assets, Net:
Lease intangibles, net (Note 6)	$114,982	$127,571
Deferred charges, net (a)	27,082	24,589
Prepaid expenses	16,557	16,838
Other receivables	5,287	11,356
Accrued interest receivable	14,075	11,668
Deposits	4,543	6,296
Due from seller	4,300	4,300
Deferred tax assets	1,089	2,096
Derivative financial instruments (Note 8)	12,246	4,402
Due from related parties	1,667	1,479
Corporate assets	2,184	2,369
Income taxes receivable	3,571	1,995
	$207,583	$214,959

(a) Deferred Charges, Net:
Deferred leasing and other costs	$42,574	$41,020
Deferred financing costs	8,767	7,786
	51,341	48,806
Accumulated amortization	(24,259)	(24,217)
Deferred charges, net	$27,082	$24,589

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$100,038	$104,478
Accounts payable and accrued expenses	53,094	61,420
Deferred income	30,824	31,306
Tenant security deposits, escrow and other	10,428	10,029
Derivative financial instruments (Note 8)	794	1,467
Income taxes payable	32	176
Other	1,971	1,176
	$197,181	$210,052

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

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$199,727	$(90,414)	$109,313	$193,821	$(72,749)	$121,072
Above-market rent	17,365	(11,696)	5,669	16,786	(10,287)	6,499
	$217,092	$(102,110)	$114,982	$210,607	$(83,036)	$127,571

Amortizable Intangible Liabilities
Below-market rent	$(150,283)	$50,853	$(99,430)	$(147,232)	$43,391	$(103,841)
Above-market ground lease	(671)	63	(608)	(671)	34	(637)
	$(150,954)	$50,916	$(100,038)	$(147,903)	$43,425	$(104,478)

During the six months ended June 30, 2018, the Company acquired in-place lease intangible assets of $5.9 million, above-market rents of $0.6 million, and below-market rents of $3.1 million with weighted-average useful lives of 4.6, 1.1, and 27.3 years, respectively. During the year ended December 31, 2017, the Company acquired in-place lease intangible assets of $41.6 million, above-market rents of $2.7 million, below-market rents of $10.9 million, and an above-market ground lease of $0.7 million with weighted-average useful lives of 4.1, 4.8, 12.1, and 11.5 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2018 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net Income (Expense)
2018 (Remainder)	$3,114	$(8,035)	$29	$(4,892)
2019	9,633	(23,201)	58	(13,510)
2020	8,853	(17,244)	58	(8,333)
2021	7,670	(12,653)	58	(4,925)
2022	7,373	(8,863)	58	(1,432)
Thereafter	57,118	(39,317)	347	18,148
Total	$93,761	$(109,313)	$608	$(14,944)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	June 30,	December 31,	Maturity Date at	June 30,	December 31,
	2018	2017	June 30, 2018	2018	2017
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-5.89%	February 2024 - April 2035	$179,078	$179,870
Core Variable Rate - Swapped (a)	3.41%-5.67%	3.41%-5.67%	January 2023 - June 2026	33,080	74,152
Total Core Mortgages Payable				212,158	254,022
Fund II Fixed Rate	1.00%-4.75%	1.00%-4.75%	May 2020 - August 2042	205,262	205,262
Fund II Variable Rate - Swapped (a)	4.27%	4.27%	November 2021	19,445	19,560
Total Fund II Mortgages Payable				224,707	224,822
Fund III Variable Rate	LIBOR+2.65%-LIBOR+4.65%	Prime+0.50%-LIBOR+4.65%	August 2018 - December 2021	72,953	65,866
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	October 2025-June 2026	10,503	10,503
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.95%	LIBOR+1.70%-LIBOR+3.95%	August 2018 - August 2021	248,156	250,584
Fund IV Variable Rate - Swapped (a)	3.67%-4.23%	3.67%-4.23%	May 2019 - December 2022	86,188	86,851
Total Fund IV Mortgages Payable				344,847	347,938
Fund V Variable Rate	LIBOR+2.15%-LIBOR+2.25%	LIBOR+2.25%	October 2020 - January 2021	51,506	28,613
Fund V Variable Rate - Swapped (a)	4.61%-4.78%	—	February 2021 - June 2021	86,570	—
Total Fund V Mortgage Payable				138,076	28,613
Net unamortized debt issuance costs				(11,979)	(12,943)
Unamortized premium				805	856
Total Mortgages Payable				$981,567	$909,174
Unsecured Notes Payable
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-4.05%	2.54%-3.59%	March 2023	$350,000	$300,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.40%	September 2020	36,000	31,500
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.75%	LIBOR+1.65%-LIBOR+2.75%	December 2018- October 2019	40,825	40,825
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	39,300	103,300

Net unamortized debt issuance costs				(438)	(1,890)
Total Unsecured Notes Payable				$465,687	$473,735
Unsecured Line of Credit
Core Unsecured Line of Credit	—	LIBOR+1.40%	—	$—	$18,048
Core Unsecured Line of Credit - Swapped (a)	4.15%-5.02%	4.20%-5.07%	March 2022	14,000	23,452
Total Unsecured Line of Credit				$14,000	$41,500

Total Debt - Fixed Rate (b)				$993,403	$899,650
Total Debt - Variable Rate (c)				479,463	538,736
Total Debt				1,472,866	1,438,386
Net unamortized debt issuance costs				(12,417)	(14,833)
Unamortized premium				805	856
Total Indebtedness				$1,461,254	$1,424,409
__________

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)
At June 30, 2018, the stated rates ranged from LIBOR + 1.70% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; PRIME + 0.50% to LIBOR +4.65% for Fund III variable-rate debt; LIBOR + 1.60% to LIBOR +3.95% for Fund IV variable-rate debt; LIBOR + 1.85% to LIBOR + 2.25% for Fund V and LIBOR + 1.25% for Core variable-rate unsecured term loans.

(b)	Includes $589.3 million and $504.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.

(c)	Includes $143.8 million and $141.1 million, respectively, of variable-rate debt that is subject to interest cap agreements.

Credit Facility

On February 20, 2018, the Company entered into a $500.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $150.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at LIBOR + 1.35%, and a $350.0 million senior unsecured term loan (the “Term Loan”) which bears interest at LIBOR + 1.25%. The Credit Facility refinanced the Company’s existing $300.0 million credit facility (comprised of the $150.0 million Core unsecured revolving line of credit and the $150.0 million term loan), $150.0 million in Core unsecured term loans and repaid a $40.4 million mortgage secured by its 664 North Michigan Property. The Revolver and Term Loans mature on March 31, 2022 and March 31, 2023, respectively.

Mortgages Payable

During the six months ended June 30, 2018, the Company obtained four new non-recourse Fund mortgages totaling $109.5 million with a weighted-average interest rate of LIBOR + 1.99% collateralized by four properties and maturing in 2021. The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of three of these obligations with a notional value of $86.6 million at an interest rate of 2.75%. During the six months ended June 30, 2018, the Company repaid one Core mortgage in full, which had a balance of $40.4 million and an interest rate of LIBOR + 1.65%, and made scheduled principal payments of $3.5 million. At June 30, 2018 and December 31, 2017, the Company’s mortgages were collateralized by 45 and 42 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio, which was originated in June 2006 and had an original principal amount of $26.3 million, was in default and subject to litigation at June 30, 2018 and December 31, 2017. This loan bears interest at 6.00%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $129.8 million and $70.3 million at June 30, 2018 and December 31, 2017, respectively, are comprised of the following:

•
As discussed above, the Core unsecured term loans totaling $300.0 million were refinanced in February 2018, into one $350.0 million term loan with an interest rate of LIBOR+1.25% and maturing in March 2023. The outstanding balance of the Core term loans was $350.0 million and $300.0 million, respectively, at June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018, the Company entered into an interest rate swap contract to effectively fix the variable portion of the interest rate with a notional value of $50.0 million at an interest rate of 2.80%. The Company previously entered into swap agreements fixing the rates of the remaining Core term loans.

•
Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $36.0 million and $31.5 million at June 30, 2018 and December 31, 2017, respectively. Total availability was $4.0 million and $8.5 million at June 30, 2018 and December 31, 2017, respectively.

•
At Fund IV there are a $41.8 million bridge facility and a $21.5 million subscription line. The outstanding balance of the Fund IV bridge facility was $40.8 million at each of June 30, 2018 and December 31, 2017. Total availability was $1.0 million at each of June 30, 2018 and December 31, 2017. The outstanding balance of the Fund IV subscription line was $0.0 million and total available credit was $14.1 million at each of June 30, 2018 and December 31, 2017, reflecting letters of credit of $7.4 million.

•
Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $39.3 million and $110.7 million, respectively at June 30, 2018. The outstanding balance and total available credit of the Fund V subscription line was $103.3 million and $46.7 million, respectively at December 31, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsecured Revolving Line of Credit

As discussed above, the Core unsecured revolving line of credit was refinanced in February 2018. The Company had a total of $123.7 million and $96.2 million, respectively, available under its $150.0 million Core unsecured revolving lines of credit reflecting borrowings of $14.0 million and $41.5 million, respectively, and letters of credit of $12.3 million at each of June 30, 2018 and December 31, 2017. At June 30, 2018, the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of June 30, 2018 are as follows (in thousands):

Year Ending December 31,
2018 (Remainder)	$50,789
2019	207,882
2020	432,972
2021	181,484
2022	62,529
Thereafter	537,210
1,472,866
Unamortized fair market value of assumed debt	805
Net unamortized debt issuance costs	(12,417)
Total indebtedness	$1,461,254

See Note 4 for information about liabilities of the Company’s unconsolidated affiliates.

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2018 or 2017.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$105	$—	$—	$3	$—	$—
Derivative financial instruments	—	12,246	—	—	4,402	—
Liabilities
Derivative financial instruments	—	794	—	—	1,467	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

The Company did not record any impairment charges during the six months ended June 30, 2018 or 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

	Aggregate Notional Amount			Strike Rate			Balance Sheet Location	Fair Value
Derivative Instrument		Effective Date	Maturity Date	Low		High		June 30, 2018	December 31, 2017
Core
Interest Rate Swaps	$19,776	October 2011 - December 2012	July 2018 - December 2022	2.9%	—	3.77%	Other Liabilities	$(457)	$(1,438)
Interest Rate Swaps	386,580	February 2013 - March 2018	November 2018 - March 2028	1.24%	—	3.77%	Other Assets	10,237	4,076
	$406,356							$9,780	$2,638

Fund II
Interest Rate Swap	$19,445	October 2014	November 2021	2.88%	—	2.88%	Other Assets	$237	$—
Interest Rate Swaps	—	October 2014	November 2021	2.88%	—	2.88%	Other Liabilities	—	(29)
	$19,445							$237	$(29)

Fund III
Interest Rate Cap	$58,000	December 2016	January 2020	3.00%	—	3.00%	Other Assets	$36	$14

Fund IV
Interest Rate Swaps	$86,188	May 2014 - November 2017	May 2019 - December 2022	1.78%	—	2.11%	Other Assets	$1,591	$295
Interest Rate Caps	108,900	July 2016 - November 2016	August 2019 - December 2019	3.00%	—	3.00%	Other Assets	41	17
	$195,088							$1,632	$312

Fund V
Interest Rate Swap	$16,900	January 2018	February 2021	2.41%	—	2.41%	Other Assets	$104	$—
Interest Rate Swaps	69,670	June 2018	June 2021 - June 2023	2.78%	—	2.88%	Other Liabilities	(337)	—
	$86,570							$(233)	$—

Total asset derivatives								$12,246	$4,402
Total liability derivatives								$(794)	$(1,467)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $2.0 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense in the 2018 results of operation. As of June 30, 2018 and December 31, 2017, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Six Months Ended June 30,
	2018	2017
Amount of income (loss) recognized in other comprehensive income	$8,603	$(2,008)
Amount of loss subsequently reclassified to earnings	—	—

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its swaps, resulting in an acceleration of payment under the swaps.

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2018		December 31, 2017
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$109,209	$106,564	$153,829	$151,712
Mortgage and Other Notes Payable (a)	3	992,741	981,994	921,261	921,891
Investment in non-traded equity securities (b)	3	—	22,824	—	22,824
Unsecured notes payable and Unsecured line of credit (c)	2	480,125	480,345	517,125	515,330
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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at June 30, 2018.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $93.3 million and $92.2 million as of June 30, 2018 and December 31, 2017, respectively.

At each of June 30, 2018 and December 31, 2017, the Company had letters of credit outstanding of $19.7 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares and Units

The Company completed the following transactions in its common shares during the six months ended June 30, 2018:

•	The Company withheld 3,288 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized Common Share and Common OP Unit-based compensation totaling $4.3 million in connection with Restricted Shares and Units (Note 13).

The Company completed the following transactions in its common shares during the year ended December 31, 2017:

•	The Company withheld 4,314 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•	The Company recognized Common Share and Common OP Unit-based compensation totaling $8.4 million in connection with Restricted Shares and Units (Note 13).

•
At the May 10 Shareholder Meeting, Shareholders approved an amendment to the Company’s Declaration of Trust to increase the authorized share capital of the Company from 100 million shares of beneficial interest to 200 million shares which became effective on July 24, 2017.

Share Repurchases

During 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 990,041 shares for $23.1 million of its shares during the three months ended June 30, 2018 and 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the six months ended June 30, 2018. The Company did not repurchase any shares during the year ended December 31, 2017. As of June 30, 2018, management may repurchase up to approximately $145.0 million of the Company’s outstanding Common Shares under this program.

Dividends and Distributions

On May 11, 2018, the Board of Trustees declared a regular quarterly cash dividend of $0.27 per Common Share, which was paid on July 13, 2018 to holders of record as of June 29, 2018.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the six months ended June 30, 2018 and 2017 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2018	$2,614

Other comprehensive income before reclassifications	8,603
Reclassification of realized interest on swap agreements	472
Net current period other comprehensive income	9,075
Net current period other comprehensive income attributable to noncontrolling interests	(1,551)
Balance at June 30, 2018	$10,138

Balance at January 1, 2017	$(798)

Other comprehensive income before reclassifications	(2,008)
Reclassification of realized interest on swap agreements	1,903
Net current period other comprehensive income	(105)
Net current period other comprehensive loss attributable to noncontrolling interests	383
Balance at June 30, 2017	$(520)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total

Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of $0.54 per Common OP Unit	(3,434)	—	(3,434)
Net income (loss) for the period January 1 through June 30, 2018	1,245	(22,759)	(21,514)
Conversion of 63,931 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,123)	—	(1,123)
Other comprehensive income - unrealized gain on valuation of swap agreements	428	930	1,358
Reclassification of realized interest expense on swap agreements	19	174	193
Noncontrolling interest contributions	—	6,550	6,550
Noncontrolling interest distributions	—	(15,640)	(15,640)
Employee Long-term Incentive Plan Unit Awards	5,842	—	5,842
Rebalancing adjustment (c)	(798)	—	(798)
Balance at June 30, 2018	$105,100	$514,774	$619,874

Balance at January 1, 2017	$95,422	$494,126	$589,548
Distributions declared of $0.52 per Common OP Unit	(3,207)	—	(3,207)
Net income (loss) for the period January 1 through June 30, 2017	1,920	(3,532)	(1,612)
Conversion of 41,166 Common OP Units to Common Shares by limited partners of the Operating Partnership	(730)	—	(730)
Other comprehensive income - unrealized loss on valuation of swap agreements	(71)	(676)	(747)
Reclassification of realized interest expense on swap agreements	87	277	364
Noncontrolling interest contributions	—	20,505	20,505
Noncontrolling interest distributions	—	(4,507)	(4,507)
Employee Long-term Incentive Plan Unit Awards	6,662	—	6,662
Rebalancing adjustment (c)	3,927	—	3,927
Balance at June 30, 2017	$104,010	$506,193	$610,203
__________

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,331,440 and 3,328,873 Common OP Units at June 30, 2018 and December 31, 2017; (ii) 188 Series A Preferred OP Units at June 30, 2018 and December 31, 2017; (iii) 136,593 Series C Preferred OP Units at June 30, 2018 and December 31, 2017; and (iv) 2,606,221 and 2,274,147 LTIP units as of at June 30, 2018 and December 31, 2017, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income in the table above.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the six months ended June 30, 2018.

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2018, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through June 30, 2018, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

11. Leases

Operating Leases

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes.

The Company leases land at six of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $0.8 million and $1.8 million (including capitalized ground rent at a property under development of $0.3 million and $0.2 million) for the six months ended June 30, 2018 and 2017, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating up to 22 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.5 million for each of the six months ended June 30, 2018 and 2017.

Capital Lease

During 2016, the Company entered into a 49-year master lease at 991 Madison Avenue, which is accounted for as a capital lease. During each of the six months ended June 30, 2018 and 2017, payments for this lease totaled $1.3 million. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space, land and equipment, as of June 30, 2018, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2018 (Remainder)	$84,214	$2,394
2019	173,736	4,770
2020	159,982	4,566
2021	141,411	4,349
2022	123,077	4,399
Thereafter	545,937	184,624
Total	$1,228,357	$205,102

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

During the three and six months ended June 30, 2018 and 2017, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended June 30, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$40,539	$23,030	$—	$—	$63,569
Depreciation and amortization	(14,927)	(14,576)	—	—	(29,503)
Property operating expenses, other operating and real estate taxes	(10,510)	(9,350)	—	—	(19,860)
General and administrative expenses	—	—	—	(7,907)	(7,907)
Operating income (loss)	15,102	(896)	—	(7,907)	6,299
Gain on disposition of properties	—	33	—	—	33
Interest income	—	—	3,289	—	3,289
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	1,726	3,293	—	—	5,019
Interest expense	(7,001)	(9,914)	—	—	(16,915)
Income tax provision	—	—	—	5	5
Net income (loss)	9,827	(7,484)	3,289	(7,902)	(2,270)
Net loss attributable to noncontrolling interests	200	9,735	—	—	9,935
Net income attributable to Acadia	$10,027	$2,251	$3,289	$(7,902)	$7,665

	For the Three Months Ended June 30, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$41,488	$18,016	$—	$—	$59,504
Depreciation and amortization	(15,534)	(10,523)	—	—	(26,057)
Property operating expenses, other operating and real estate taxes	(10,160)	(7,681)	—	—	(17,841)
General and administrative expenses	—	—	—	(8,864)	(8,864)
Operating income (loss)	15,794	(188)	—	(8,864)	6,742
Interest income	—	—	8,203	—	8,203
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	982	3,358	—	—	4,340
Interest expense	(6,933)	(5,817)	—	—	(12,750)
Income tax provision	—	—	—	(427)	(427)
Net income	9,843	(2,647)	8,203	(9,291)	6,108
Net (income) loss attributable to noncontrolling interests	(372)	6,324	—	—	5,952
Net income attributable to Acadia	$9,471	$3,677	$8,203	$(9,291)	$12,060

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Six Months Ended June 30, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$82,166	$44,527	$—	$—	$126,693
Depreciation and amortization	(30,425)	(27,654)	—	—	(58,079)
Property operating expenses, other operating and real estate taxes	(21,405)	(17,832)	—	—	(39,237)
General and administrative expenses	—	—	—	(16,377)	(16,377)
Operating income (loss)	30,336	(959)	—	(16,377)	13,000
Gain on disposition of properties	—	33	—	—	33
Interest income	—	—	7,026	—	7,026
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	3,152	3,551	—	—	6,703
Interest expense	(13,502)	(19,303)	—	—	(32,805)
Income tax provision	—	—	—	(387)	(387)
Net income (loss)	19,986	(16,678)	7,026	(16,764)	(6,430)
Net loss attributable to noncontrolling interests	128	21,386	—	—	21,514
Net income attributable to Acadia	$20,114	$4,708	$7,026	$(16,764)	$15,084

Real estate at cost	$2,047,672	$1,500,371	$—	$—	$3,548,043
Total assets	$2,236,405	$1,535,154	$109,209	$—	$3,880,768
Cash paid for acquisition of real estate	$1,343	$44,828	$—	$—	$46,171
Cash paid for development and property improvement costs	$15,293	$26,644	$—	$—	$41,937

	As of or for the Six Months Ended June 30, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$85,933	$35,570	$—	$—	$121,503
Depreciation and amortization	(31,973)	(18,620)	—	—	(50,593)
Property operating expenses, other operating and real estate taxes	(23,012)	(13,926)	—	—	(36,938)
General and administrative expenses	—	—	—	(17,333)	(17,333)
Operating income (loss)	30,948	3,024	—	(17,333)	16,639
Interest income	—	—	17,187	—	17,187
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	1,542	15,501	—	—	17,043
Interest expense	(14,088)	(10,150)	—	—	(24,238)
Income tax provision	—	—	—	(552)	(552)
Net income	18,402	8,375	17,187	(17,885)	26,079
Net (income) loss attributable to noncontrolling interests	(804)	2,416	—	—	1,612
Net income attributable to Acadia	$17,598	$10,791	$17,187	$(17,885)	$27,691

Real estate at cost	$1,984,601	$1,501,406	$—	$—	$3,486,007
Total assets	$2,252,390	$1,546,607	$249,848	$—	$4,048,845
Cash paid for acquisition of real estate	$—	$77,785	$—	$—	$77,785
Cash paid for development and property improvement costs	$3,753	$42,550	$—	$—	$46,303

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At June 30, 2018 a total of 1,185,947 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the six months ended June 30, 2018, the Company issued 381,821 LTIP Units and 5,768 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, based on a valuation provided by an independent third-party appraiser incorporating the following factors:

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $10.6 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.1 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively and $4.3 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2018, the Company issued 17,427 LTIP Units and 17,050 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 8,949 of the LTIP Units and 5,181 of the Restricted Shares will be on the first anniversary of the date of issuance and 8,478 of the LTIP Units and 11,869 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.6 million for each of the six months ended June 30, 2018 and 2017.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of June 30, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Compensation expense of $0 million and $0.4 million was recognized for the six months ended June 30, 2018 and 2017, respectively, related to the Program in connection with Fund III.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2017	46,499	$27.58	856,877	$26.99
Granted	19,442	29.85	310,551	31.80
Vested	(23,430)	30.47	(257,124)	28.27
Forfeited	(1,184)	32.65	(205)	32.49
Unvested at December 31, 2017	41,327	26.92	910,099	28.28
Granted	22,818	23.65	399,248	27.06
Vested	(25,261)	30.79	(303,066)	30.04
Forfeited	(47)	35.37	—	—
Unvested at June 30, 2018	38,837	$22.47	1,006,281	$27.27

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2018 and the year ended December 31, 2017 were $26.88 and $31.69, respectively. As of June 30, 2018, there was $19.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Restricted Shares that vested for the six months ended June 30, 2018 and the year ended December 31, 2017, was $0.8 million and $0.7 million, respectively. The total fair value of LTIP Units that vested during the six months ended June 30, 2018 and the year ended December 31, 2017, was $9.1 million and $7.3 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.2 million related to the following employee benefit plans for each of the six months ended June 30, 2018 and 2017:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 2,174 and 2,407 Common Shares were purchased by employees under the Purchase Plan for the six months ended June 30, 2018 and 2017, respectively.

Deferred Share Plan

During 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $18,500, for the year ending December 31, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding (Note 10). During the periods presented, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Numerator:
Net income attributable to Acadia	$7,665	$12,060	$15,084	$27,691
Less: net income attributable to participating securities	(47)	(126)	(91)	(372)
Income from continuing operations net of income attributable to participating securities	$7,618	$11,934	$14,993	$27,319

Denominator:
Weighted average shares for basic earnings per share	81,755,702	83,661,953	82,590,256	83,648,415
Effect of dilutive securities:
Employee unvested restricted shares	—	—	1,968	5,365
Denominator for diluted earnings per share	81,755,702	83,661,953	82,592,224	83,653,780

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.09	$0.14	$0.18	$0.33

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	136,593	140,343	136,593	140,343
Series C Preferred OP Units - Common share equivalent	474,278	487,299	474,278	479,167
Restricted shares	38,831	43,318	—	—

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. Subsequent Events

Risk Management

In July 2018, the Company entered into two interest rate swaps (Note 8) in the aggregate notional amount of $125.0 million. The swaps have an effective date of July 2020 and mature in July 2030 at a fixed rate of approximately 2.9%.

Acquisition

In July 2018, Fund V acquired a shopping center located in Elk Grove, California referred to as “Elk Grove Commons” for $59.3 million plus an earn out of up to $0.8 million. It is not practicable to disclose the preliminary purchase price allocation for this transaction given the short period of time between the acquisition date and the filing of this Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of June 30, 2018, there were 172 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at June 30, 2018 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	2	33	697,091	90.6%
New York Metro	—	20	321,916	92.2%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	—	28	318,222	89.2%
Boston Metro	—	3	55,276	100.0%
Suburban	1	29	4,433,205	95.1%
Total Core Portfolio	4	114	5,974,542	94.3%
Acadia Share of Total Core Portfolio	4	114	5,358,013	94.8%

Fund Portfolio:
Fund II	—	1	475,000	72.8%
Fund III	2	4	55,753	75.7%
Fund IV	1	41	2,778,172	78.2%
Fund V	—	5	1,511,947	95.5%
Total Fund Portfolio	3	51	4,820,872	83.1%
Acadia Share of Total Fund Portfolio	3	51	1,050,596	84.3%

Total Core and Funds	7	165	10,795,414	89.3%
Acadia Share of Total Core and Funds	7	165	6,408,609	93.1%

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

SIGNIFICANT DEVELOPMENTS DURING THE FIRST HALF OF 2018

Investments

During the six months ended June 30, 2018, within our Fund portfolio we invested in one new property as follows (Note 2):

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

Dispositions of Real Estate

During the six months ended June 30, 2018, within our Funds we sold three properties for an aggregate sales price of $34.0 million as follows (Note 2, Note 4):

•	On April 17, 2018, Fund II sold its Sherman Avenue property, which was previously classified as held for sale, for $26.0 million.

•
On January 18, 2018, Fund IV sold two unconsolidated properties for aggregate proceeds of $8.0 million and recognized a loss of $0.4 million at the property level, of which both Fund IV and our pro-rata share was negligible.

•	On June 29, 2018, a Fund IV unconsolidated investee terminated its master leases at two of its Broughton Street properties.

Financings

During the six months ended June 30, 2018, we obtained aggregate new financing of $159.5 million including (Note 7):

•	We obtained an aggregate of $109.5 million in financings with four new non-recourse mortgages for Fund V.

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

Structured Financing

During the six months ended June 30, 2018 (Note 3) we entered into the following structured financing transactions:

•
As discussed above, on March 28, 2018, we exchanged a total of $22.0 million of our Core Brandywine Note Receivable plus accrued interest of $0.3 million for an incremental 14.11% undivided interest in Town Center (Note 4).

•	On March 16, 2018, we funded an additional $2.8 million on an existing Core $15.0 million note receivable.

•	On January 24, 2018, we received full payment on a $26.0 million Core note receivable plus $0.2 million interest thereon.

Share Repurchase Plan

In February 2018, our board of trustees elected to terminate the existing repurchase program and authorized a new common share repurchase program under which we may repurchase, from time to time, up to a maximum of $200.0 million of our common shares (Note 10). Through June 30, 2018, we repurchased 2,294,235 shares for $55.1 million.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

The results of operations by reportable segment for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$40.5	$23.0	$—	$63.6	$41.5	$18.0	$—	$59.5	$(1.0)	$5.0	$—	$4.1
Depreciation and amortization	(14.9)	(14.6)	—	(29.5)	(15.5)	(10.5)	—	(26.1)	(0.6)	4.1	—	3.4
Property operating expenses, other operating and real estate taxes	(10.5)	(9.4)	—	(19.9)	(10.2)	(7.7)	—	(17.8)	0.3	1.7	—	2.1
General and administrative expenses	—	—	—	(7.9)	—	—	—	(8.9)	—	—	—	(1.0)
Operating income (loss)	15.1	(0.9)	—	6.3	15.8	(0.2)	—	6.7	(0.7)	(0.7)	—	(0.4)
Interest income	—	—	3.3	3.3	—	—	8.2	8.2	—	—	(4.9)	(4.9)
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	1.7	3.3	—	5.0	1.0	3.4	—	4.3	0.7	(0.1)	—	0.7
Interest expense	(7.0)	(9.9)	—	(16.9)	(6.9)	(5.8)	—	(12.8)	0.1	4.1	—	4.1
Income tax provision	—	—	—	—	—	—	—	(0.4)	—	—	—	0.4
Net income (loss)	9.8	(7.5)	3.3	(2.3)	9.8	(2.6)	8.2	6.1	—	(4.9)	(4.9)	(8.4)
Net loss (income) loss attributable to noncontrolling interests	0.2	9.7	—	9.9	(0.4)	6.3	—	6.0	(0.6)	(3.4)	—	(3.9)
Net income attributable to Acadia	$10.0	$2.3	$3.3	$7.7	$9.5	$3.7	$8.2	$12.1	$0.5	$(1.4)	$(4.9)	$(4.4)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased by $0.5 million for the three months ended June 30, 2018 compared to the prior year period as a result of the changes as further described below.

Revenues from our Core Portfolio decreased by $1.0 million for the three months ended June 30, 2018 compared to the prior year period due primarily to a decrease in real estate tax recovery of $1.7 million as a result of reduced real estate tax assessments in 2018. This was partially offset by an increase in the recovery of common area maintenance charges from increased operating expenses.

Property operating, other operating expenses and real estate taxes for our Core Portfolio increased by $0.3 million for the three months ended June 30, 2018 compared to the prior year period primarily due to increased operating expenses, including real estate taxes. These increases were offset by a decrease in real estate tax expense as a result of reduced real estate tax assessments of $2.0 million in 2018.

Net income attributable to noncontrolling interests in our Core portfolio decreased by $0.6 million for the three months ended June 30, 2018 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased by $1.4 million for the three months ended June 30, 2018 compared to the prior year period as a result of the changes described below.

Revenues from the Funds increased by $5.0 million for the three months ended June 30, 2018 compared to the prior year period primarily due to a $5.9 million increase from Fund property acquisitions in 2017 and 2018, a $1.5 million increase from development projects being placed in service during 2017 and a $1.3 million increase related to the write-off of a below-market lease for a bankrupt tenant. These increases were partially offset by a decrease of $3.8 million related to property sales in 2017 and 2018.

Depreciation and amortization for the Funds increased by $4.1 million for the three months ended June 30, 2018 compared to the prior year period primarily due to a $4.0 million increase from Fund property acquisitions in 2017 and 2018 and an increase of $1.9 million from development projects being placed in service during 2017. These increases were partially offset by a $1.8 million decrease due to property sales during 2017 and 2018.

Property operating, other operating expenses and real estate taxes for the Funds increased by $1.7 million for the three months ended June 30, 2018 compared to the prior year period primarily due to a $1.6 million increase from Fund property acquisitions in 2017 and 2018, a $1.0 million increase from development projects being placed in service during 2017. These increases were partially offset by a decrease of $1.1 million related to property sales in 2017 and 2018.

Interest expense for the Funds increased $4.1 million for the three months ended June 30, 2018 compared to the prior year period due to $3.2 million less interest capitalized primarily related to our Fund II City Point project and a $1.3 million increase related to higher average outstanding rates during 2018. These increases were partially offset by $0.4 million by lower average outstanding borrowings in 2018.

Net income attributable to noncontrolling interests in the Funds decreased by $3.4 million for the three months ended June 30, 2018 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Net income for Structured Financing decreased by $4.9 million for the three months ended June 30, 2018 compared to the prior year period primarily due to a reduction of $2.2 million from the conversion of a portion of a note receivable into increased ownership in the real estate (Note 4), the recognition of additional interest of $1.4 million during the prior year period on the repayment of a note (Note 3) and $1.1 million for loan payoffs during 2017 and 2018.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense decreased $1.0 million for the three months ended June 30, 2018 compared to the prior year period primarily due to higher capitalized internal leasing costs in 2018.

Comparison of Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

The results of operations by reportable segment for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total

Revenues	$82.2	$44.5	$—	$126.7	$85.9	$35.6	$—	$121.5	$(3.7)	$8.9	$—	$5.2
Depreciation and amortization	(30.4)	(27.7)	—	(58.1)	(32.0)	(18.6)	—	(50.6)	(1.6)	9.1	—	7.5
Property operating expenses, other operating and real estate taxes	(21.4)	(17.8)	—	(39.2)	(23.0)	(13.9)	—	(36.9)	(1.6)	3.9	—	2.3
General and administrative expenses	—	—	—	(16.4)	—	—	—	(17.3)	—	—	—	(0.9)
Operating income (loss)	30.3	(1.0)	—	13.0	30.9	3.0	—	16.6	(0.6)	(4.0)	—	(3.6)
Interest income	—	—	7.0	7.0	—	—	17.2	17.2	—	—	(10.2)	(10.2)
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	3.2	3.6	—	6.7	1.5	15.5	—	17.0	1.7	(11.9)	—	(10.3)
Interest expense	(13.5)	(19.3)	—	(32.8)	(14.1)	(10.2)	—	(24.2)	(0.6)	9.1	—	8.6
Income tax provision	—	—	—	(0.4)	—	—	—	(0.6)	—	—	—	0.2
Net income (loss)	20.0	(16.7)	7.0	(6.4)	18.4	8.4	17.2	26.1	1.6	(25.1)	(10.2)	(32.5)
Net (income) loss attributable to noncontrolling interests	0.1	21.4	—	21.5	(0.8)	2.4	—	1.6	(0.9)	(19.0)	—	(19.9)
Net income attributable to Acadia	$20.1	$4.7	$7.0	$15.1	$17.6	$10.8	$17.2	$27.7	$2.5	$(6.1)	$(10.2)	$(12.6)

Core Portfolio

Segment net income attributable to Acadia for our Core Portfolio increased by $2.5 million for the six months ended June 30, 2018 compared to the prior year period as a result of the changes as further described below.

Revenues from our Core Portfolio decreased by $3.7 million for the six months ended June 30, 2018 compared to the prior year period due primarily to a decrease of $3.8 million in real estate tax recovery income in 2018 as a result of reduced real estate tax reassessments in 2018 as well as a decline in occupancy due to tenant bankruptcies in 2018. These decreases were offset by an increase in the recovery of common area maintenance charges related to increased operating expenses.

Depreciation and amortization for our Core Portfolio decreased by $1.6 million for the six months ended June 30, 2018 compared to the prior year period primarily due to accelerated depreciation of an asset placed into redevelopment in 2017.

Property operating, other operating expenses and real estate taxes for our Core Portfolio decreased by $1.6 million for the six months ended June 30, 2018 compared to the prior year period primarily due to a decrease in real estate tax expense of $4.4 million related to reduced real estate tax assessments in 2018. This decrease was partially offset by an increase in operating expenses of $1.5 million including real estate taxes.

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased by $1.7 million for the six months ended June 30, 2018 compared to the prior year period primarily due to the conversion of a portion of a note receivable into increased ownership in real estate (Note 4)

Net income attributable to noncontrolling interests in our Core Portfolio decreased by $0.9 million for the six months ended June 30, 2018 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

Segment net income attributable to Acadia for the Funds decreased by $6.1 million for the six months ended June 30, 2018 compared to the prior year period as a result of the changes described below.

Revenues from the Funds increased by $8.9 million for the six months ended June 30, 2018 compared to the prior year period primarily due to a $12.7 million increase from Fund property acquisitions in 2017 and 2018, a $2.0 million increase from development projects being placed in service during 2017 and a $1.3 million write off of a below-market lease liability related to a tenant bankruptcy. These increases were offset by a decrease of $7.2 million related to property sales in 2017.

Depreciation and amortization for the Funds increased by $9.1 million for the six months ended June 30, 2018 compared to the prior year period primarily due to a $7.4 million increase from Fund property acquisitions in 2017 and 2018 and as well as $3.5 million from development projects being placed in service during 2017. These increases were offset by a decrease of $2.3 million for property sales in 2017.

Property operating, other operating expenses and real estate taxes for the Funds increased by $3.9 million for the six months ended June 30, 2018 compared to the prior year period primarily due to a $3.6 million increase from the City Point project being placed in service during 2017 and a $2.6 million increase from Fund property acquisitions in 2017 and 2018. These increases were offset by a decrease of $2.4 million for property sales in 2017.

Equity in earnings of unconsolidated affiliates for the Funds decreased by $11.9 million for the six months ended June 30, 2018 compared to the prior year period primarily due to the Fund’s proportionate share of $11.5 million in aggregate gains from the sales of Arundel Plaza, 1701 Belmont Avenue and 2819 Kennedy Boulevard during the prior year period.

Interest expense for the Funds increased $9.1 million for the six months ended June 30, 2018 compared to the prior year period due to $6.8 million less interest capitalized primarily related to our Fund II City Point project during 2018 and a $2.7 million increase related to higher average outstanding rates and borrowings in 2018.

Net income attributable to noncontrolling interests in the Funds decreased by $19.0 million for the six months ended June 30, 2018 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Structured Financing

Net income for Structured Financing decreased by $10.2 million for the six months ended June 30, 2018 compared to the prior year period primarily due to $4.0 million from the conversion of a portion of a note receivable into increased ownership in the real estate (Note 4), the recognition of additional interest of $3.9 million during the prior year period on the repayment of a note (Note 3) and loan payoffs during 2017 and 2018.

Unallocated

Unallocated general and administrative expense decreased $0.9 million for the six months ended June 30, 2018 compared to the prior year period due to higher bonus expense and increased compensation related to the Program (Note 13) in 2017.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Consolidated operating income	$6,299	$6,742	$13,000	$16,639
Add back:
General and administrative	7,907	8,864	16,377	17,333
Depreciation and amortization	29,503	26,057	58,079	50,593
Less:
Above/below market rent, straight-line rent and other adjustments	(5,577)	(3,956)	(11,104)	(9,943)
Consolidated NOI	38,132	37,707	76,352	74,622

Noncontrolling interest in consolidated NOI	(8,804)	(7,046)	(17,431)	(13,585)
Less: Operating Partnership's interest in Fund NOI included above	(2,304)	(2,029)	(4,461)	(3,976)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	6,428	4,980	12,076	9,687
NOI - Core Portfolio	$33,452	$33,612	$66,536	$66,748

__________

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Core Portfolio NOI	$33,452	$33,612	$66,536	$66,748
Less properties excluded from Same-Property NOI	(1,899)	(2,295)	(4,130)	(4,252)
Same-Property NOI	$31,553	$31,317	$62,406	$62,496

Percent change from prior year period	0.8%		(0.1)%

Components of Same-Property NOI:
Same-Property Revenues	$43,020	$42,241	$84,949	$84,777
Same-Property Operating Expenses	(11,467)	(10,924)	(22,543)	(22,281)
Same-Property NOI	$31,553	$31,317	$62,406	$62,496

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three and six months ended June 30, 2018. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018

Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	25	25	34	34
GLA commencing	279,192	279,192	344,732	344,732
New base rent	$19.88	$20.10	$19.96	$20.30
Expiring base rent	$18.29	$17.28	$18.16	$17.26
Percent growth in base rent	8.7%	16.3%	9.9%	17.6%
Average cost per square foot (a)	$1.32	$1.32	$1.64	$1.64
Weighted average lease term (years)	4.8	4.8	4.9	4.9
__________

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

(dollars in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Acadia	$7,665	$12,060	$15,084	$27,691

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	21,586	21,093	42,671	42,626
Gain on sale (net of noncontrolling interests’ share)	—	(753)	—	(3,495)
Income attributable to Common OP Unit holders	498	719	975	1,642
Distributions - Preferred OP Units	135	138	270	277
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$29,884	$33,257	$59,000	$68,741

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	81,755,702	83,661,953	82,590,256	83,648,415
Weighted-average OP Units outstanding	4,966,272	4,754,878	4,966,213	4,755,279
Basic weighted-average shares outstanding, FFO	86,721,974	88,416,831	87,556,469	88,403,694
Assumed conversion of Preferred OP Units to common shares	499,345	512,366	499,345	504,234
Assumed conversion of LTIP units and restricted share units to common shares	263,954	44,049	215,937	90,517
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	87,485,273	88,973,246	88,271,751	88,998,445

Diluted Funds from operations, per Common Share and Common OP Unit	$0.34	$0.37	$0.67	$0.77

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2018, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $48.2 million.

Investments in Real Estate

During the six months ended June 30, 2018, within our Fund portfolio we invested in one new property as follows (Note 2):

•	On February 21, 2018, Fund V acquired a consolidated suburban shopping center in Trussville, Alabama for $45.2 million referred to as “Trussville.”

For activity subsequent to June 30, 2018, see Note 15.

Capital Commitments

During the six months ended June 30, 2018, we made capital contributions aggregating $2.1 million to our Funds. At June 30, 2018, our share of the remaining capital commitments to our Funds aggregated $129.7 million as follows:

•
$7.3 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$27.1 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our original share was $122.5 million.

•	$95.3 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our initial share is $104.5 million.

Development Activities

During the six months ended June 30, 2018, capitalized costs associated with development activities totaled $41.9 million. At June 30, 2018 and December 31, 2017, we had a total of seven properties under development and redevelopment for which the estimated total cost to complete these projects through 2020 was $90.8 million to $125.8 million and our share was approximately $45.8 million to $63.7 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Total Debt - Fixed and Effectively Fixed Rate	$993,403	$899,650
Total Debt - Variable Rate	479,463	538,736
	1,472,866	1,438,386
Net unamortized debt issuance costs	(12,417)	(14,833)
Unamortized premium	805	856
Total Indebtedness	$1,461,254	$1,424,409

As of June 30, 2018, our consolidated outstanding mortgage and notes payable aggregated $1,472.9 million, excluding unamortized premium of $0.8 million and unamortized loan costs of $12.4 million, and were collateralized by 45 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.00% with maturities that ranged from August 1, 2018, to August 23, 2042. Taking into consideration $589.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $993.4 million of the portfolio debt, or 67.0%, was fixed at a 3.61% weighted-average interest rate and $479.5 million, or 33.0% was floating at a 3.81% weighted average interest rate as of June 30, 2018. Our variable-rate debt includes $143.8 million of debt subject to interest rate caps.

There is $47.7 million of debt maturing in 2018 at a weighted-average interest rate of 5.59%; there is $3.1 million of scheduled principal amortization due in 2018; and our share of scheduled remaining 2018 principal payments and maturities on our unconsolidated debt was $7.3 million at June 30, 2018. In addition, $207.9 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated debt will come due in 2019. As it relates to the maturing debt in 2018 and 2019, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at June 30, 2018 and December 31, 2017 (Note 7).

Share Repurchases

The Company repurchased $55.1 million, or 2,294,235 shares, pursuant to its new share repurchase program during the six months ended June 30, 2018.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at June 30, 2018 totaled $17.3 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. There were no issuances of equity under the ATM program during the six months ended June 30, 2018.

Fund Capital

During the six months ended June 30, 2018, Fund III called capital contributions totaling $8.7 million, of which our share was $2.1 million. At June 30, 2018, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $22.5 million, $90.2 million and $378.9 million, respectively.

Asset Sales

As previously discussed, during the six months ended June 30, 2018, within our Fund portfolio we sold two unconsolidated properties and one consolidated property for an aggregate sales price of $34.0 million (Note 4, Note 2).

Structured Financing Repayments

During the six months ended June 30, 2018, we received total collections on one note receivable of $26.0 million (Note 3). There are no scheduled principal collections for the remainder of 2018.

Financing and Debt

As of June 30, 2018, we had $253.5 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 68 unleveraged consolidated properties with an aggregate carrying value of approximately $1.5 billion and 15 unleveraged unconsolidated properties for which our share of the carrying value was $142.1 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2018 with the cash flow for the six months ended June 30, 2017 (in millions):

	Six Months Ended June 30,
	2018	2017	Variance
Net cash provided by operating activities	$49.0	$68.9	$(19.9)
Net cash used in investing activities	(22.5)	(103.1)	80.6
Net cash (used in) provided by financing activities	(81.1)	7.3	(88.4)
Decrease in cash and restricted cash	$(54.6)	$(26.9)	$(27.7)

Operating Activities

Our operating activities provided $19.9 million less cash during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to a reduction in interest income, an increase in interest expense and an increase in property expenses partially offset by cash flows from the 2017 and 2018 Fund acquisitions.

Investing Activities

During the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, our investing activities used $80.6 million less cash, primarily due to (i) $14.0 million more cash received from repayments of notes receivable in 2018, (ii) $4.4 million less cash used for development and property improvement costs, (iii) $25.2 million more case received from the proceeds from dispositions of properties, (iv) $34.4 million less cash used for the acquisition of real estate, and (v) $7.3 million less cash used for the issuance of notes receivable. These reductions in the use of cash were partially offset by $8.9 million less cash received from return of capital from unconsolidated affiliates.

Financing Activities

Our financing activities used $88.4 million more cash during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily from (i) $55.1 million more cash used for the repurchase of Common Shares, (ii) a decrease in cash of $14.0 million from capital contributions from noncontrolling interests, (iii) a decrease of $20.9 million of cash provided from net borrowings, and (iv) an increase of $10.6 million in distributions to noncontrolling interests. These items were partially offset by (i) a decrease of $11.2 million in cash paid for dividends to common shareholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of June 30, 2018 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,472.9	$84.8	$757.3	$462.9	$167.9
Interest obligations on debt	227.5	65.0	88.4	45.5	28.6
Lease obligations (a)	205.0	2.4	9.3	8.7	184.6
Construction commitments (b)	93.3	93.3	—	—	—
Total	$1,998.7	$245.5	$855.0	$517.1	$381.1
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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership Ownership Percentage	Operating Partnership Pro-rata Share of Mortgage Debt
Investment			Interest Rate at June 30, 2018	Maturity Date
230/240 W. Broughton	11.6%	$1.2	5.00%	August 2018
Promenade at Manassas	22.8%	5.6	3.70%	November 2018
650 Bald Hill	20.8%	3.3	4.65%	April 2020
Eden Square	22.8%	5.1	4.15%	June 2020
Gotham Plaza (a)	49.0%	9.9	3.60%	June 2023
Renaissance Portfolio	20.0%	32.0	3.70%	August 2023
Crossroads	49.0%	32.7	3.94%	October 2024
840 N. Michigan	88.4%	65.0	4.36%	February 2025
Georgetown Portfolio	50.0%	8.4	4.72%	December 2027
Total		$163.2

(a)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap with a notional value of $20.2 million, which effectively fixes the interest rate at 3.49% and matures in June 2023.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2017 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of June 30, 2018

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2018, we had total mortgage and other notes payable of $1,472.9 million, excluding the unamortized premium of $0.8 million of $12.4 million, of which $993.4 million, or 67.0% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $479.5 million, or 33.0%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of June 30, 2018, we were party to 27 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $589.3 million and $143.8 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of June 30, 2018 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$1.3	$26.3	$27.6	6.0%
2019	3.1	—	3.1	—%
2020	3.2	—	3.2	—%
2021	3.4	—	3.4	—%
2022	3.5	14.0	17.5	3.4%
Thereafter	18.3	503.1	521.4	3.5%
	$32.8	$543.4	$576.2

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$1.8	$21.4	$23.2	5.1%
2019	2.9	201.9	204.8	5.0%
2020	2.7	427.0	429.7	4.6%
2021	1.7	176.4	178.1	4.0%
2022	0.5	44.6	45.1	4.1%
Thereafter	—	15.8	15.8	2.7%
	$9.6	$887.1	$896.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$0.6	$6.7	$7.3	3.7%
2019	1.0	—	1.0	—%
2020	1.1	8.4	9.5	4.0%
2021	1.1	—	1.1	—%
2022	1.2	—	1.2	—%
Thereafter	2.6	140.5	143.1	4.1%
	$7.6	$155.6	$163.2

In 2018, $50.8 million of our total consolidated debt and $7.3 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $207.9 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated debt will become due in 2019. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $2.6 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.6 million. Interest expense on our variable-rate debt of $479.5 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2018, would increase $4.8 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2018, the fair value of our total consolidated outstanding debt would decrease by approximately $15.4 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $13.9 million.

As of June 30, 2018, and December 31, 2017, we had consolidated notes receivable of $109.2 million and $153.8 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2018, the fair value of our total outstanding notes receivable would decrease by approximately $1.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.5 million.

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

Changes in Market Risk Exposures from December 31, 2017 to June 30, 2018

Our interest rate risk exposure from December 31, 2017, to June 30, 2018, has decreased on an absolute basis, as the $538.7 million of variable-rate debt as of December 31, 2017, has decreased to $479.5 million as of June 30, 2018. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 37.5% of our consolidated debt as of December 31, 2017 compared to 33.0% as of June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018, at a reasonable level of assurance.

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

The most significant risk factors applicable to us are described in Item 1A. of our 2017 Annual Report on Form 10-K. There have been no material changes to those previously-disclosed risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed in the Company’s Annual Report on 10-K, on February 20, 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased shares during the three months ended June 30, 2018 as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximated Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 2018	936,541	$23.29	936,541	$146,256,142
May 2018	53,500	23.68	53,500	$144,989,060
June 2018	—	—	—	$144,989,060
Total Second Quarter 2018	990,041	$23.31	990,041

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
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
Dated: July 27, 2018

