Form 10-Q
period 2018-09-30
ACADIA REALTY TRUST
filed 2018-10-29
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

YES ☒	NO o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒	NO o

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  o No ☒

As of October 19, 2018 there were 81,553,275 common shares of beneficial interest, par value $0.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (the “Report”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2018	2017
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$3,027,710	$2,952,918
Real estate under development	189,387	173,702
Net investments in real estate	3,217,097	3,126,620
Notes receivable, net	109,410	153,829
Investments in and advances to unconsolidated affiliates	301,717	302,070
Other assets, net	209,875	214,959
Cash and cash equivalents	9,525	74,823
Rents receivable, net	58,584	51,738
Restricted cash	12,508	10,846
Assets of properties held for sale	—	25,362
Total assets	$3,918,716	$3,960,247

LIABILITIES
Mortgage and other notes payable, net	$964,796	$909,174
Unsecured notes payable, net	488,933	473,735
Unsecured line of credit	28,000	41,500
Accounts payable and other liabilities	202,893	210,052
Capital lease obligation	70,983	70,611
Dividends and distributions payable	23,711	24,244
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,596	15,292
Total liabilities	1,794,912	1,744,608
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 81,550,171 and 83,708,140 shares, respectively	82	84
Additional paid-in capital	1,546,405	1,596,514
Accumulated other comprehensive income	13,267	2,614
Distributions in excess of accumulated earnings	(73,990)	(32,013)
Total Acadia shareholders’ equity	1,485,764	1,567,199
Noncontrolling interests	638,040	648,440
Total equity	2,123,804	2,215,639
Total liabilities and equity	$3,918,716	$3,960,247

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2018	2017	2018	2017
Revenues
Rental income	$51,551	$51,707	$153,652	$148,760
Expense reimbursements	13,194	9,957	35,000	32,347
Other	1,330	1,014	4,116	3,074
Total revenues	66,075	62,678	192,768	184,181
Operating expenses
Depreciation and amortization	28,676	26,652	86,755	77,245
General and administrative	7,982	7,953	24,359	25,286
Real estate taxes	11,538	8,822	27,528	27,462
Property operating	10,661	9,417	33,523	26,978
Impairment charge	—	3,840	—	3,840
Other operating	270	250	655	987
Total operating expenses	59,127	56,934	172,820	161,798
Operating income	6,948	5,744	19,948	22,383
Equity in earnings of unconsolidated affiliates inclusive of gain on disposition of properties of $0, $0, $0 and $14,771, respectively	376	4,001	7,079	21,044
Interest income	3,513	6,461	10,539	23,648
Interest expense	(18,077)	(15,428)	(50,882)	(39,666)
(Loss) income from continuing operations before income taxes	(7,240)	778	(13,316)	27,409
Income tax provision	(464)	(465)	(851)	(1,017)
(Loss) income from continuing operations before gain on disposition of properties	(7,704)	313	(14,167)	26,392
Gain on disposition of properties, net of tax	5,107	12,972	5,140	12,972
Net (loss) income	(2,597)	13,285	(9,027)	39,364
Net loss (income) attributable to noncontrolling interests	11,822	(418)	33,336	1,194
Net income attributable to Acadia	$9,225	$12,867	$24,309	$40,558

Basic and diluted earnings per share	$0.11	$0.15	$0.29	$0.48

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net (loss) income	$(2,597)	$13,285	$(9,027)	$39,364
Other comprehensive income (loss):
Unrealized income (loss) on valuation of swap agreements	3,973	(644)	12,576	(2,652)
Reclassification of realized interest on swap agreements	(55)	734	417	2,637
Other comprehensive income (loss)	3,918	90	12,993	(15)
Comprehensive income	1,321	13,375	3,966	39,349
Comprehensive loss (income) attributable to noncontrolling interests	11,033	(541)	30,996	1,454
Comprehensive income attributable to Acadia	$12,354	$12,834	$34,962	$40,803

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2018 and 2017

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	111	—	1,957	—	—	1,957	(1,957)	—
Repurchase of Common Shares	(2,294)	(2)	(55,055)	—	—	(55,057)	—	(55,057)
Dividends/distributions declared ($0.81 per Common Share/OP Unit)	—	—	—	—	(66,286)	(66,286)	(5,126)	(71,412)
Employee and trustee stock compensation, net	25	—	408	—	—	408	7,924	8,332
Noncontrolling interest distributions	—	—	—	—	—	—	(24,654)	(24,654)
Noncontrolling interest contributions	—	—	—	—	—	—	46,990	46,990
Comprehensive income	—	—	—	10,653	24,309	34,962	(30,996)	3,966
Reallocation of noncontrolling interests	—	—	2,581	—	—	2,581	(2,581)	—
Balance at September 30, 2018	81,550	$82	$1,546,405	$13,267	$(73,990)	$1,485,764	$638,040	$2,123,804

Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	61	—	1,086	—	—	1,086	(1,086)	—
Dividends/distributions declared ($0.78 per Common Share/OP Unit)	—	—	—	—	(65,248)	(65,248)	(4,805)	(70,053)
Employee and trustee stock compensation, net	21	—	425	—	—	425	8,704	9,129
Noncontrolling interest distributions	—	—	—	—	—	—	(7,278)	(7,278)
Noncontrolling interest contributions	—	—	—	—	—	—	20,522	20,522
Comprehensive income	—	—	—	245	40,558	40,803	(1,454)	39,349
Reallocation of noncontrolling interests	—	—	(2,105)	—	—	(2,105)	2,105	—
Balance at September 30, 2017	83,680	$84	$1,594,332	$(553)	$(30,325)	$1,563,538	$606,256	$2,169,794

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,027)	$39,364
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of properties	(5,140)	(12,972)
Depreciation and amortization	86,755	77,245
Distributions of operating income from unconsolidated affiliates	12,906	13,727
Equity in earnings and gains of unconsolidated affiliates	(7,079)	(21,044)
Stock compensation expense	8,332	9,129
Amortization of financing costs	4,350	3,996
Impairment charge	—	3,840
Other, net	(6,331)	(8,435)
Changes in assets and liabilities:
Other liabilities	(61)	(1,556)
Prepaid expenses and other assets	(4,860)	(8,723)
Rents receivable, net	(7,452)	(6,646)
Accounts payable and accrued expenses	(5,210)	(736)
Net cash provided by operating activities	67,183	87,189
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(104,902)	(138,429)
Development, construction and property improvement costs	(66,238)	(84,554)
Issuance of or advances on notes receivable	(3,002)	(10,449)
Proceeds from the disposition of properties, net	52,759	47,025
Investments in and advances to unconsolidated affiliates	(3,481)	(4,555)
Return of capital from unconsolidated affiliates and other	23,777	31,720
Proceeds from notes receivable	26,000	12,000
Return of deposits for properties under contract	1,750	—
Payment of deferred leasing costs	(2,981)	(5,381)
Net cash used in investing activities	(76,318)	(152,623)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Continued)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(69,050)	(130,736)
Principal payments on unsecured debt	(578,600)	(143,215)
Proceeds received on mortgage and other notes	122,332	120,252
Proceeds from unsecured debt	578,800	267,200
Payments for repurchase of Common Shares	(55,057)	—
Capital contributions from noncontrolling interests	46,990	20,522
Distributions to noncontrolling interests	(29,731)	(12,813)
Dividends paid to Common Shareholders	(66,869)	(77,770)
Deferred financing and other costs	(3,316)	(4,987)
Net cash (used in) provided by financing activities	(54,501)	38,453

Decrease in cash and restricted cash	(63,636)	(26,981)
Cash of $74,823 and $71,805 and restricted cash of $10,846 and $22,904, respectively, beginning of period	85,669	94,709
Cash of $9,525 and $48,255 and restricted cash of $12,508 and $19,473, respectively, end of period	$22,033	$67,728

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $4,366 and $12,246 respectively	$45,251	$39,626
Cash paid for income taxes, net of (refunds)	$1,227	$773

Supplemental disclosure of non-cash investing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$1,014	$2,161
Acquisition of real estate through conversion of note receivable	$—	$9,142
Acquisition of undivided interest in a property through conversion of notes receivable	$22,201	$16,005

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2018 and December 31, 2017, the Company controlled approximately 94% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of September 30, 2018, the Company has ownership interests in 118 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 52 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). Acadia Strategic Opportunity Fund I, LP (“Fund I,” together with Funds II, III, IV, and V, the “Funds”) was liquidated in 2015. The 170 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest or invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of September 30, 2018	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of September 30, 2018 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$347.1	$—	28.33%	8%	$146.6
Fund III	5/2007	24.54%	423.9	26.1	24.54%	6%	551.9
Fund IV	5/2012	23.12%	420.8	109.2	23.12%	6%	147.4
Fund V	8/2016	20.10%	85.1	434.9	20.10%	6%	—

(a)	Amount represents the current economic ownership at September 30, 2018, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At September 30, 2018, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital. Each property is considered a separate operating segment; however, each property on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.

Principles of Consolidation

The interim consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income.

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items.

These interim consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K, as filed with the SEC on February 27, 2018.

Use of Estimates

GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to the Company’s lease revenues, but does apply to certain reimbursed tenant costs. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Substantially all of the Company’s revenue is derived from its leases and therefore falls outside of the scope of this guidance. The Company implemented the standard effective January 1, 2018, using the modified retrospective approach; however, there was no cumulative effect required to be recognized in retained earnings at the date of application. With respect to its fee-derived revenue, the Company had no changes to the timing of the revenue recognition. However, the recognition of gains on dispositions of properties may be impacted prospectively in limited circumstances under which collectability may not be reasonably assured or if the Company has continuing involvement with a sold property.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The Company adopted ASU 2016-15 effective January 1, 2018 and elected the “cumulative distribution approach” whereby distributions received from equity method investments are classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Accordingly, the Company has reclassified $6.3 million of its cash inflows from investing activities to cash flows from operating activities in its historical presentation of cash flows related to its equity method investments for the nine months ended September 30, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance effective January 1, 2018. Accordingly, the Company has reclassified $3.5 million of its cash inflows from operating activities and $0.1 million of its cash outflows from financing activities to change in cash and restricted cash in its historical presentation of cash flows for the nine months ended September 30, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations—Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the new standard will reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed. Accordingly, the Company capitalized $0.2 million of acquisition costs during the nine months ended September 30, 2018 and expensed $0.9 million of acquisition costs during the nine months ended September 30, 2017.

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

Recently Issued Accounting Pronouncements

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, will be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating, sales-type and direct-financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. Under the new guidance, contract consideration will be allocated to its lease components (such as the lease of our retail properties) and non-lease components (such as maintenance). For us as a lessor, any non-lease components will be accounted for under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the nonlease components from the associated lease component (see discussion below). The new guidance also includes a definition of initial direct costs that is narrower than the prior definition in current GAAP (Topic 840, Leases). This will result in a change to the accounting for our internal leasing costs, which will be expensed as incurred, as opposed to being capitalized and deferred. Commissions subsequent to successful lease execution will continue to be capitalized. ASU 2016-02 is effective for the Company beginning January 1, 2019 and will require extensive quantitative and qualitative disclosures.

ASU 2016-02 initially provided for one retrospective transition method; however, a second transition method was later added with ASU 2018-11 as described below. To ease the transition, the new lease accounting guidance permits companies to utilize certain practical expedients in their implementation of the new standard:

•

A package of three practical expedients that must be elected together for all leases and includes: (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases and (iii) not reassessing the amount of capitalized initial direct costs for existing leases;

•	ASU 2016-02 also includes a practical expedient to use hindsight in determining the lease term or assessing purchase options for existing leases and in assessing impairment of right of use assets;
•

ASU 2018-01, Land Easements Practical Expedient for Transition to Topic 842 added a transition practical expedient to not reassess existing or expired land easement agreements not previously accounted for as leases; and

•	A new practical expedient under ASU 2018-11, described below.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. These amendments provide minor clarifications and corrections to ASU 2016-02, Leases (Topic 842).

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this Update provide entities with an additional optional transition method to adopt ASU 2016-02. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting under this additional transition method for the comparative periods presented in the financial statements in which it adopts the new leases standard would continue to be in accordance with current GAAP (Topic 840, Leases). The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to make a policy election to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606). Conditions are required to elect the practical expedient, and if met, the single component will be accounted for under either under Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate nonlease components from the associated component must be elected for all existing and new leases.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company will adopt ASU No. 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and will avail itself of all the available practical expedients described above except it will not use hindsight in determining the lease term or assessing purchase options for existing leases and in assessing impairment of right of use assets. As lessor, the Company expects that post-adoption substantially all existing leases will have no change in the timing of revenue recognition until their expiration or termination. For common area maintenance income, currently reported within expense reimbursements, while this will be considered a nonlease component within the scope of Topic 606 for new leases, we expect to elect the lessor practical expedient to not separate maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. The Company is still evaluating the effect of electing this lessor practical expedient on the presentation within the statement of income. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. After adoption, the Company will no longer capitalize a significant portion of internal leasing costs that were previously capitalized (the Company capitalized $1.4 million and $1.3 million of internal leasing costs during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively).

As a lessee, the Company is party to several equipment, ground, and office leases with future payment obligations aggregating approximately $204.0 million at September 30, 2018 for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of ASU 2016-02. As lessee, the Company will apply the following practical expedients in the implementation ASU 2016-02: (i) to not separate non-lease components from the associated lease component as described above and (ii) to not apply the right-of-use recognition requirements to short-term leases.

Other Accounting Topics

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance; however, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of such arrangements that are service contracts and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. This ASU,

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

which is effective for fiscal years beginning after December 15, 2019, is not expected to have a material impact on the Company’s financial statements as the Company has not incurred any significant costs associated with cloud computing arrangements.

In August 2018, the Securities and Exchange Commission issued a final rule that amends certain of its disclosure requirements. The rule simplifies various disclosure requirements for public companies including primarily that it (i) eliminates the requirement for public companies to disclose in their filings a schedule of earnings to fixed charges, (ii) requires an analysis of changes in stockholders’ equity for the current and comparative year-to-date interim periods in interim reports, and (iii) reduces the requirements for market price information disclosures in annual reports. These changes are effective for public companies beginning on November 5, 2018. The Company will comply with these new requirements beginning with its 2018 Annual Report on Form 10-K.

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$674,758	$658,835
Buildings and improvements	2,493,011	2,406,488
Tenant improvements	144,134	131,850
Construction in progress	34,919	18,642
Properties under capital lease	76,965	76,965
Total	3,423,787	3,292,780
Less: Accumulated depreciation	(396,077)	(339,862)
Operating real estate, net	3,027,710	2,952,918
Real estate under development, at cost	189,387	173,702
Net investments in real estate	$3,217,097	$3,126,620

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions and Conversions

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2018 Acquisitions
Core
Bedford Green Land Parcel	100%	Mar 23, 2018	$1,337
Subtotal Core			1,337

Fund V
Trussville Promenade - Trussville, AL	100%	Feb 21, 2018	45,259
Elk Grove Commons - Elk Grove, CA	100%	Jul 18, 2018	59,320
Subtotal Fund V			104,579
Total 2018 Acquisitions			$105,916

2017 Acquisitions and Conversions
Core
Market Square Shopping Center - Wilmington, DE (Conversion) (Note 4)	100%	Nov 16, 2017	$42,800
Subtotal Core			42,800

Fund IV
Lincoln Place - Fairview Heights, IL	100%	Mar 13, 2017	35,350
Shaw's Plaza - Windham, ME (Conversion) (Note 3)	100%	Jun 30, 2017	9,142
Subtotal Fund IV			44,492

Fund V
Plaza Santa Fe - Santa Fe, NM	100%	Jun 5, 2017	35,220
Hickory Ridge - Hickory, NC	100%	Jul 27, 2017	44,020
New Towne Plaza - Canton, MI	100%	Aug 4, 2017	26,000
Fairlane Green - Allen Park, MI	100%	Dec 20, 2017	62,000
Subtotal Fund V			167,240
Total 2017 Acquisitions and Conversions			$254,532

The 2018 acquisitions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018 (Note 1). The 2017 acquisitions and conversions were deemed to be business combinations. For the nine months ended September 30, 2018, the Company capitalized $0.2 million of acquisition costs related to the Funds. The Company expensed $0.9 million of acquisition costs for the nine months ended September 30, 2017, of which $0.3 million related to the Core Portfolio and $0.6 million related to the Funds. No debt was assumed in any of the 2018 Acquisitions or 2017 Acquisitions or Conversions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2018 acquisitions and the 2017 acquisitions and conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the nine months ended September 30, 2018 and the year ended December 31, 2017 (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Net Assets Acquired
Land	$15,127	$48,138
Buildings and improvements	82,235	173,576
Other assets	—	84
Acquisition-related intangible assets (Note 6)	13,416	44,269
Acquisition-related intangible liabilities (Note 6)	(4,862)	(11,535)
Net assets acquired	$105,916	$254,532

Consideration
Cash	$104,902	$200,429
Conversion of note receivable	—	41,010
Liabilities assumed	1,014	3,363
Existing interest in previously unconsolidated investment	—	4,159
Change in control of previously unconsolidated investment	—	5,571
Total Consideration	$105,916	$254,532

Dispositions

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2018 Disposition
Sherman Avenue - New York, NY	Fund II	Apr 17, 2018	$26,000	$33
Lake Montclair - Dumfries, VA	Fund IV	Aug 27, 2018	22,450	2,923
1861 Union Street - San Francisco, CA	Fund IV	Aug 29, 2018	6,000	2,184
Total 2018 Dispositions			$54,450	$5,140

2017 Dispositions
New Hyde Park Shopping Center - New Hyde Park, NY	Fund III	Jul 6, 2017	$22,075	$6,433
216th Street - New York, NY	Fund II	Sep 11, 2017	30,579	6,543
City Point Condominium Tower I - Brooklyn, NY	Fund II	Oct 13, 2017	96,000	(810)
1151 Third Avenue - New York, NY	Fund IV	Nov 16, 2017	27,000	5,183
260 E 161st Street - Bronx, NY	Fund II	Dec 13, 2017	105,684	31,537
Total 2017 Dispositions			$281,338	$48,886

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the nine months ended September 30, 2018 and year ended December 31, 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental revenues	$451	$5,067	$1,966	$14,112
Expenses	(525)	(4,722)	(1,853)	(16,593)
Loss (income) from continuing operations of disposed properties before gain on disposition of properties	(74)	345	113	(2,481)
Gain on disposition of properties	5,107	12,972	5,140	12,972
Net (income) loss attributable to noncontrolling interests	(3,540)	(9,440)	(3,381)	(7,429)
Net loss attributable to Acadia	$1,493	$3,877	$1,872	$3,062

Properties Held for Sale

At December 31, 2017, the Company had one property in Fund II classified as held-for-sale, Sherman Avenue, with total assets of $25.4 million, which was sold on April 17, 2018 as noted in the disposition table above. This property’s net operating loss of $0.5 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively, is included in the table above. At December 31, 2017, the Company recognized an impairment charge of approximately $10.6 million inclusive of an amount attributable to a noncontrolling interest of $7.6 million (Note 8).

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2017		Nine Months Ended September 30, 2018			September 30, 2018
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$21,897	$—	$489	$14,544	1	$7,842
Fund II	—	4,908	—	1,131	—	—	6,039
Fund III	2	63,939	—	27,124	—	2	91,063
Fund IV	1	82,958	—	1,485	—	1	84,443
Total	5	$173,702	$—	$30,229	$14,544	4	$189,387

During the nine months ended September 30, 2018, the Company placed one Core development project into service. In addition to the consolidated projects noted above, the Company had one unconsolidated project in development at December 31, 2017, which it placed into service during the nine months ended September 30, 2018.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	September 30,	December 31,	September 30, 2018
Description	2018	2017	Number	Maturity Date	Interest Rate
Core Portfolio	$56,475	$101,695	2	Apr 2019 - Apr 2020	6.0% - 8.1%
Fund II	32,379	31,778	1	May 2020	2.5%
Fund III	5,306	5,106	1	Jul 2020	18.0%
Fund IV	15,250	15,250	1	Feb 2021	15.3%
	$109,410	$153,829	5

During the nine months ended September 30, 2018, the Company:

•	exchanged $22.0 million of a Core note receivable plus accrued interest thereon of $0.3 million for an additional undivided interest in the Town Center property (Note 4);
•	received full payment on $26.0 million of Core notes receivable plus accrued interest of $0.2 million;
•	funded an additional $2.8 million to its existing $15.0 million Core note receivable and entered into an agreement to extend the maturity to April 1, 2020;
•	advanced an additional $0.2 million on a Fund III note receivable; and
•	increased the balance of a Fund II note receivable by the interest accrued of $0.6 million.

During the year ended December 31, 2017, the Company:

•	recovered the full value of a $12.0 million Core note receivable, which was previously in default, plus accrued interest and fees aggregating $16.8 million;
•	exchanged $92.7 million of Core notes receivable plus accrued interest thereon of $1.8 million for additional undivided interests in the Market Square and Town Center properties (Note 4);
•	funded an additional $10.0 million on an existing Core note receivable, which had a total commitment of $20.0 million, and was subsequently repaid in full during the fourth quarter;
•	entered into an agreement to extend the maturity of a $15.0 million Core note receivable to June 1, 2018;
•	increased the balance of a Fund II note receivable by the interest accrued of $0.8 million;
•	advanced an additional $0.6 million on a Fund III note receivable; and
•	exchanged a $9.0 million Fund IV note receivable plus accrued interest of $0.1 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

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

		Nominal Ownership Interest	September 30,	December 31,
Portfolio	Property	September 30, 2018	2018	2017
Core:
	840 N. Michigan (a)	88.43%	$66,632	$69,846
	Renaissance Portfolio	20%	32,495	35,041
	Gotham Plaza	49%	29,788	29,416
	Town Center (a, b)	75.22%	99,741	78,801
	Georgetown Portfolio	50%	4,615	3,479
			233,271	216,583

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	166	167
	Self Storage Management (d)	95%	206	206
			372	373
Fund IV:
	Broughton Street Portfolio (e)	50%	38,764	48,335
	Fund IV Other Portfolio	90%	15,648	20,199
	650 Bald Hill Road	90%	12,993	13,609
			67,405	82,143

Various Funds:	Due from Related Parties (f)		113	2,415
	Other (g)		556	556
	Investments in and advances to unconsolidated affiliates		$301,717	$302,070

Core:
	Crossroads (h)	49%	$15,596	$15,292
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,596	$15,292

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017 and March 2018, as discussed below, the Company increased its ownership in Town Center.
(c)	Distributions, discussed below, have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)

The Company is entitled to a 15% return on its cumulative capital contribution which was $15.9 million and $15.4 million at September 30, 2018 and December 31, 2017, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $36.7 million and $41.2 million at September 30, 2018 and December 31, 2017, respectively.

(f)	Represents deferred fees.
(g)	Includes a cost-method investment in Albertson’s (Note 8), Storage Post and other investments.
(h)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

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

On March 28, 2018, the Company exchanged $22.0 million of its Brandywine Notes Receivable plus accrued interest of $0.3 million for one of the partner’s 14.11% tenancy-in-common interests in Town Center. The incremental investment in Town Center was recorded at $ 22.3 million and the excess of this amount over the venture’s book value associated with this interest, or $12.7 million, is being amortized over the remaining depreciable lives of the venture’s assets. The Company continues to apply the equity method of accounting for its aggregate 75.22% noncontrolling interest in Town Center after the March 2018 transaction.

At September 30, 2018, $38.7 million of the Brandywine Note Receivable remains outstanding (Note 3), which is collateralized by the remaining 24.78% undivided interest in Town Center.

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

On August 29, 2018, Fund IV’s Broughton Street Portfolio venture sold a property for proceeds of $2.1 million, resulting in a net loss of $0.3 million at the property level, of which the Operating Partnership’s share was less than $0.1 million.

At September 30, 2018, the Broughton Street portfolio had 13 remaining properties. See Note 15 regarding the acquisition of venture partner interests in 11 of these properties.

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.3 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in other revenues in the consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.4 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	September 30,	December 31,
	2018	2017
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$526,857	$518,900
Real estate under development	—	26,681
Investment in unconsolidated affiliates	6,853	6,853
Other assets	90,143	100,901
Total assets	$623,853	$653,335
Liabilities and partners’ equity:
Mortgage notes payable	$406,117	$405,652
Other liabilities	56,060	61,932
Partners’ equity	161,676	185,751
Total liabilities and partners’ equity	$623,853	$653,335

Company's share of accumulated equity	$179,029	$185,533
Basis differential	104,810	95,358
Deferred fees, net of portion related to the Company's interest	2,169	3,472
Amounts receivable by the Company	113	2,415
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	286,121	286,778
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,596	15,292
Investments in and advances to unconsolidated affiliates	$301,717	$302,070

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Combined and Condensed Statements of Income
Total revenues	$19,971	$20,883	$59,730	$63,460
Operating and other expenses	(6,028)	(6,847)	(17,479)	(18,985)
Interest expense	(5,240)	(4,788)	(15,365)	(13,967)
Depreciation and amortization	(5,502)	(6,208)	(17,340)	(18,720)
Loss on debt extinguishment	—	—	—	(154)
(Loss) gain on disposition of properties	(263)	—	(1,673)	17,778
Net income attributable to unconsolidated affiliates	$2,938	$3,040	$7,873	$29,412

Company’s share of equity in net income of unconsolidated affiliates	$1,136	$4,544	$9,396	$23,156
Basis differential amortization	(760)	(543)	(2,317)	(2,112)
Company’s equity in earnings of unconsolidated affiliates	$376	$4,001	$7,079	$21,044

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	September 30,	December 31,
(in thousands)	2018	2017
Other Assets, Net:
Lease intangibles, net (Note 6)	$112,249	$127,571
Deferred charges, net (a)	26,931	24,589
Prepaid expenses	17,884	16,838
Other receivables	4,764	11,356
Accrued interest receivable	15,352	11,668
Deposits	4,505	6,296
Due from seller	4,300	4,300
Deferred tax assets	1,139	2,096
Derivative financial instruments (Note 8)	15,115	4,402
Due from related parties	2,386	1,479
Corporate assets	2,063	2,369
Income taxes receivable	3,187	1,995
	$209,875	$214,959

(a) Deferred Charges, Net:
Deferred leasing and other costs	$43,399	$41,020
Deferred financing costs related to line of credit	8,873	7,786
	52,272	48,806
Accumulated amortization	(25,341)	(24,217)
Deferred charges, net	$26,931	$24,589

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$97,777	$104,478
Accounts payable and accrued expenses	63,435	61,420
Deferred income	28,539	31,306
Tenant security deposits, escrow and other	10,364	10,029
Derivative financial instruments (Note 8)	361	1,467
Income taxes payable	19	176
Other	2,398	1,176
	$202,893	$210,052

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Lease Intangibles

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below-market leases, including below-market options and acquired in-place leases) and assumed liabilities. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$204,184	$(97,028)	$107,156	$193,821	$(72,749)	$121,072
Above-market rent	16,729	(11,636)	5,093	16,786	(10,287)	6,499
	$220,913	$(108,664)	$112,249	$210,607	$(83,036)	$127,571

Amortizable Intangible Liabilities
Below-market rent	$(149,149)	$51,965	$(97,184)	$(147,232)	$43,391	$(103,841)
Above-market ground lease	(671)	78	(593)	(671)	34	(637)
	$(149,820)	$52,043	$(97,777)	$(147,903)	$43,425	$(104,478)

During the nine months ended September 30, 2018, the Company acquired in-place lease intangible assets of $12.4 million, above-market rents of $1.0 million, and below-market rents of $4.9 million with weighted-average useful lives of 4.3, 1.7, and 21.6 years, respectively. During the year ended December 31, 2017, the Company acquired in-place lease intangible assets of $41.6 million, above-market rents of $2.7 million, below-market rents of $10.9 million, and an above-market ground lease of $0.7 million with weighted-average useful lives of 4.1, 4.8, 12.1, and 11.5 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of September 30, 2018 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net Income (Expense)
2018 (Remainder)	$2,246	$(7,724)	$15	$(5,463)
2019	9,462	(25,137)	58	(15,617)
2020	8,938	(18,264)	58	(9,268)
2021	7,720	(13,298)	58	(5,520)
2022	7,405	(9,362)	58	(1,899)
Thereafter	56,320	(33,371)	346	23,295
Total	$92,091	$(107,156)	$593	$(14,472)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	September 30,	December 31,	Maturity Date at	September 30,	December 31,
	2018	2017	September 30, 2018	2018	2017
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-5.89%	Feb 2024 - Apr 2035	$178,677	$179,870
Core Variable Rate - Swapped (a)	3.41%-5.67%	3.41%-5.67%	Jan 2023 - Jun 2026	32,834	74,152
Total Core Mortgages Payable				211,511	254,022
Fund II Fixed Rate	1.00%-4.75%	1.00%-4.75%	May 2020 - Aug 2042	205,262	205,262
Fund II Variable Rate - Swapped (a)	4.27%	4.27%	Nov 2021	19,385	19,560
Total Fund II Mortgages Payable				224,647	224,822
Fund III Variable Rate	LIBOR+2.65%-LIBOR+4.65%	Prime+0.50%-LIBOR+4.65%	Jun 2020 - Dec 2021	75,393	65,866
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	8,189	10,503
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.95%	LIBOR+1.70%-LIBOR+3.95%	Nov 2018 - Aug 2021	244,654	250,584
Fund IV Variable Rate - Swapped (a)	3.67%-4.23%	3.67%-4.23%	May 2019 - Dec 2022	72,074	86,851
Total Fund IV Mortgages Payable				324,917	347,938
Fund V Variable Rate	LIBOR+2.15%-LIBOR+2.25%	LIBOR+2.25%	Oct 2020 - Jan 2021	51,506	28,613
Fund V Variable Rate - Swapped (a)	4.61%-4.78%	—	Feb 2021 - Jun 2021	86,570	—
Total Fund V Mortgage Payable				138,076	28,613
Net unamortized debt issuance costs				(10,527)	(12,943)
Unamortized premium				779	856
Total Mortgages Payable				$964,796	$909,174
Unsecured Notes Payable
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-4.05%	2.54%-3.59%	Mar 2023	$350,000	$300,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.40%	Sep 2020	37,000	31,500
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.75%	LIBOR+1.65%-LIBOR+2.75%	Dec 2018 - Oct 2019	40,825	40,825
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	61,500	103,300

Net unamortized debt issuance costs				(392)	(1,890)
Total Unsecured Notes Payable				$488,933	$473,735
Unsecured Line of Credit
Core Unsecured Line of Credit	LIBOR+1.35%	LIBOR+1.40%	Mar 2022	$13,324	$18,048
Core Unsecured Line of Credit - Swapped (a)	4.15%-5.02%	4.20%-5.07%	Mar 2022	14,676	23,452
Total Unsecured Line of Credit				$28,000	$41,500

Total Debt - Fixed Rate (b)				$967,667	$899,650
Total Debt - Variable Rate (c)				524,202	538,736
Total Debt				1,491,869	1,438,386
Net unamortized debt issuance costs				(10,919)	(14,833)
Unamortized premium				779	856
Total Indebtedness				$1,481,729	$1,424,409

(a)

At September 30, 2018, the stated rates ranged from LIBOR + 1.70% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.65% to LIBOR + 4.65% for Fund III variable-rate debt; LIBOR + 1.60% to LIBOR +3.95% for Fund IV variable-rate debt; LIBOR + 2.15% to LIBOR + 2.25% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $575.5 million and $504.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Includes $143.8 million and $141.1 million, respectively, of variable-rate debt that is subject to interest cap agreements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Mortgages Payable

During the nine months ended September 30, 2018, the Company obtained four new non-recourse Fund mortgages totaling $109.5 million with a weighted-average interest rate of LIBOR + 1.99% collateralized by four properties and maturing in 2021. The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of three of these obligations with a notional value of $86.6 million at an interest rate of 2.75%. In addition, the Company drew down $9.8 million on a Fund III construction loan. During the nine months ended September 30, 2018, the Company repaid one Core mortgage in full, which had a balance of $40.4 million and an interest rate of LIBOR + 1.65%, and two Fund IV mortgages in full, which had balances of $15.5 million and $2.3 million and interest rates of LIBOR + 2.15% and 3.40%, respectively. The Company also made scheduled principal payments of $5.1 million. At September 30, 2018 and December 31, 2017, the Company’s mortgages were collateralized by 43 and 42 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio, which was originated in June 2006 and had an original principal amount of $26.3 million, was in default and subject to litigation at September 30, 2018 and December 31, 2017. This loan bears interest at 6.00%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $106.6 million and $70.3 million at September 30, 2018 and December 31, 2017, respectively, are comprised of the following:

•

As discussed above, the Core unsecured term loans totaling $300.0 million were refinanced in February 2018, into one $350.0 million term loan with an interest rate of LIBOR+ 1.25% and maturing in March 2023. The outstanding balance of the Core term loans was $350.0 million and $300.0 million, respectively, at September 30, 2018 and December 31, 2017. During the nine months ended September 30, 2018, the Company entered into an interest rate swap contract to effectively fix the variable portion of the interest rate with a notional value of $50.0 million at an interest rate of 2.80%. The Company previously entered into swap agreements fixing the rates of the remaining Core term loans.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $37.0 million and $31.5 million at September 30, 2018 and December 31, 2017, respectively. Total availability was $3.0 million and $8.5 million at September 30, 2018 and December 31, 2017, respectively.

•

At Fund IV there are a $41.8 million bridge facility and a $21.5 million subscription line. The outstanding balance of the Fund IV bridge facility was $40.8 million at each of September 30, 2018 and December 31, 2017. Total availability was $1.0 million at each of September 30, 2018 and December 31, 2017. The outstanding balance of the Fund IV subscription line was $0.0 million and total available credit was $14.1 million at each of September 30, 2018 and December 31, 2017, reflecting letters of credit of $7.4 million.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $61.5 million and $88.5 million, respectively at September 30, 2018. The outstanding balance and total available credit of the Fund V subscription line was $103.3 million and $46.7 million, respectively at December 31, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsecured Revolving Line of Credit

As discussed above, the Core unsecured revolving line of credit was refinanced in February 2018. The Company had a total of $109.7 million and $96.2 million, respectively, available under its $150.0 million Core unsecured revolving lines of credit reflecting borrowings of $28.0 million and $41.5 million, respectively, and letters of credit of $12.3 million at each of September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, a portion of the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of September 30, 2018 are as follows (in thousands):

Year Ending December 31,
2018 (Remainder)	$38,938
2019	192,839
2020	468,162
2021	180,514
2022	76,529
Thereafter	534,887
1,491,869
Unamortized premium	779
Net unamortized debt issuance costs	(10,919)
Total indebtedness	$1,481,729

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the nine months ended September 30, 2018 or 2017.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$106	$—	$—	$3	$—	$—
Derivative financial instruments	—	15,115	—	—	4,402	—
Liabilities
Derivative financial instruments	—	361	—	—	1,467	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

The Company did not record any impairment charges during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company recognized an impairment charge of $3.8 million, inclusive of an amount attributable to a noncontrolling interest of $2.7 million, on a property classified as held for sale at September 30, 2017 and December 31, 2017 (Note 2), in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement approximated the estimated selling price less estimated costs to sell. This property was sold in April 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	September 30, 2018	December 31, 2017
Core
Interest Rate Swaps	$11,176	Dec 2012	Dec 2022	3.77%	—	3.77%	Other Liabilities	$(361)	$(1,438)
Interest Rate Swaps	386,334	Feb 2013 - Jul 2020	Nov 2018 - Jul 2030	1.24%	—	3.77%	Other Assets	12,755	4,076
	$397,510							$12,394	$2,638

Fund II
Interest Rate Swap	$19,385	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Assets	$287	$—
Interest Rate Swaps	—	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	—	(29)
	$19,385							$287	$(29)

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$39	$14

Fund IV
Interest Rate Swaps	$72,074	Mar 2017 - Nov 2017	Mar 2020 - Dec 2022	1.82%	—	2.11%	Other Assets	$1,728	$295
Interest Rate Caps	108,900	July 2016 - Nov 2016	Aug 2019 - Dec 2019	3.00%	—	3.00%	Other Assets	43	17
	$180,974							$1,771	$312

Fund V
Interest Rate Swap	$86,570	Jan 2018 - Jun 2018	Feb 2021 - Jun 2023	2.41%	—	2.88%	Other Assets	$263	$—
	$86,570							$263	$—

Total asset derivatives								$15,115	$4,402
Total liability derivatives								$(361)	$(1,467)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $3.2 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense within the next twelve months. As of September 30, 2018 and December 31, 2017, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges. During July 2018, the Company acquired two swaps to hedge future borrowings up to $125.0 million on its Core portfolio with a fair value of $0.9 million at September 30, 2018, which are not effective until July 2020.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Nine Months Ended September 30,
	2018	2017
Amount of income (loss) recognized in other comprehensive income	$12,576	$(2,652)
Amount of loss subsequently reclassified to earnings	417	2,637

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		September 30, 2018		December 31, 2017
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$109,410	$107,146	$153,829	$151,712
Mortgage and Other Notes Payable (a)	3	974,544	961,901	921,261	921,891
Investment in non-traded equity securities (b)	3	—	22,824	—	22,824
Unsecured notes payable and Unsecured line of credit (c)	2	517,325	517,352	517,125	515,330

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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at September 30, 2018.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $73.0 million and $92.2 million as of September 30, 2018 and December 31, 2017, respectively.

At each of September 30, 2018 and December 31, 2017, the Company had letters of credit outstanding of $19.7 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares and Units

The Company completed the following transactions in its common shares during the nine months ended September 30, 2018:

•	The Company withheld 3,288 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•

The Company recognized Common Share and Common OP Unit-based compensation totaling $6.3 million in connection with Restricted Shares and Units (Note 13) compared to $6.5 million for the nine months ended September 30, 2017.

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

Share Repurchases

During 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the nine months ended September 30, 2018. The Company did not repurchase any shares during the year ended December 31, 2017. As of September 30, 2018, management may repurchase up to approximately $144.9 million of the Company’s outstanding Common Shares under this program.

Dividends and Distributions

On August 7, 2018, the Board of Trustees declared a regular quarterly cash dividend of $0.27 per Common Share, which was paid on October 15, 2018 to the holders of record as of September 28, 2018.

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

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2018	$2,614

Other comprehensive income before reclassifications	12,576
Reclassification of realized interest on swap agreements	417
Net current period other comprehensive income	12,993
Net current period other comprehensive income attributable to noncontrolling interests	(2,340)
Balance at September 30, 2018	$13,267

Balance at January 1, 2017	$(798)

Other comprehensive income before reclassifications	(2,652)
Reclassification of realized interest on swap agreements	2,637
Net current period other comprehensive income	(15)
Net current period other comprehensive loss attributable to noncontrolling interests	260
Balance at September 30, 2017	$(553)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of $0.81 per Common OP Unit	(5,126)	—	(5,126)
Net income (loss) for the nine months ended September 30, 2018	1,977	(35,313)	(33,336)
Conversion of 111,588 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,957)	—	(1,957)
Other comprehensive income - unrealized gain on valuation of swap agreements	625	1,435	2,060
Reclassification of realized interest expense on swap agreements	10	270	280
Noncontrolling interest contributions	—	46,990	46,990
Noncontrolling interest distributions	—	(24,654)	(24,654)
Employee Long-term Incentive Plan Unit Awards	7,924	—	7,924
Rebalancing adjustment (c)	(2,581)	—	(2,581)
Balance at September 30, 2018	$103,793	$534,247	$638,040

Balance at January 1, 2017	$95,422	$494,126	$589,548
Distributions declared of $0.78 per Common OP Unit	(4,805)	—	(4,805)
Net income (loss) for the nine months ended September 30, 2017	2,816	(4,010)	(1,194)
Conversion of 61,150 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,086)	—	(1,086)
Other comprehensive income - unrealized loss on valuation of swap agreements	(68)	(726)	(794)
Reclassification of realized interest expense on swap agreements	116	418	534
Noncontrolling interest contributions	—	20,522	20,522
Noncontrolling interest distributions	—	(7,278)	(7,278)
Employee Long-term Incentive Plan Unit Awards	8,704	—	8,704
Rebalancing adjustment (c)	2,105	—	2,105
Balance at September 30, 2017	$103,204	$503,052	$606,256

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,331,440 and 3,328,873 Common OP Units at September 30, 2018 and December 31, 2017; (ii) 188 Series A Preferred OP Units at September 30, 2018 and December 31, 2017; (iii) 136,593 Series C Preferred OP Units at September 30, 2018 and December 31, 2017; and (iv) 2,547,002 and 2,274,147 LTIP units at September 30, 2018 and December 31, 2017, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

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

Preferred OP Units

There were no issuances of Preferred OP Units during the nine months ended September 30, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 ( 9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through September 30, 2018, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through September 30, 2018, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

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

The Company leases land at six of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $1.2 million and $1.0 million (including capitalized ground rent at a property under development of $0.5 million and $0.4 million) for the nine months ended September 30, 2018 and 2017, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating up to 22 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.7 million for each of the nine months ended September 30, 2018 and 2017.

Capital Lease

During 2016, the Company entered into a 49-year master lease, which is accounted for as a capital lease. During each of the nine months ended September 30, 2018 and 2017, payments for this lease totaled $1.9 million. The property under the capital lease is included in Note 2.

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space, land and equipment, as of September 30, 2018, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2018 (Remainder)	$43,085	$1,216
2019	179,408	4,775
2020	167,449	4,571
2021	148,797	4,354
2022	130,052	4,404
Thereafter	576,090	184,652
Total	$1,244,881	$203,972

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

During the three and nine months ended September 30, 2018 and 2017, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

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

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended September 30, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$42,290	$23,785	$—	$—	$66,075
Depreciation and amortization	(14,856)	(13,820)	—	—	(28,676)
Property operating expenses, other operating and real estate taxes	(12,195)	(10,274)	—	—	(22,469)
General and administrative expenses	—	—	—	(7,982)	(7,982)
Operating income (loss)	15,239	(309)	—	(7,982)	6,948
Gain on disposition of properties	—	5,107	—	—	5,107
Interest income	—	—	3,513	—	3,513
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	2,005	(1,629)	—	—	376
Interest expense	(6,972)	(11,105)	—	—	(18,077)
Income tax provision	—	—	—	(464)	(464)
Net income (loss)	10,272	(7,936)	3,513	(8,446)	(2,597)
Net loss attributable to noncontrolling interests	115	11,707	—	—	11,822
Net income attributable to Acadia	$10,387	$3,771	$3,513	$(8,446)	$9,225

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the Three Months Ended September 30, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$41,196	$21,482	$—	$—	$62,678
Depreciation and amortization	(14,746)	(11,906)	—	—	(26,652)
Property operating expenses, other operating and real estate taxes	(10,327)	(8,162)	—	—	(18,489)
General and administrative expenses	—	—	—	(7,953)	(7,953)
Impairment charge	—	(3,840)	—	—	(3,840)
Operating income (loss)	16,123	(2,426)	—	(7,953)	5,744
Gain on disposition of properties	—	12,972	—	—	12,972
Interest income	—	—	6,461	—	6,461
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	805	3,196	—	—	4,001
Interest expense	(6,695)	(8,733)	—	—	(15,428)
Income tax provision	—	—	—	(465)	(465)
Net income (loss)	10,233	5,009	6,461	(8,418)	13,285
Net (income) loss attributable to noncontrolling interests	(353)	(65)	—	—	(418)
Net income attributable to Acadia	$9,880	$4,944	$6,461	$(8,418)	$12,867

	As of or for the Nine Months Ended September 30, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$124,456	$68,312	$—	$—	$192,768
Depreciation and amortization	(45,283)	(41,472)	—	—	(86,755)
Property operating expenses, other operating and real estate taxes	(33,599)	(28,107)	—	—	(61,706)
General and administrative expenses	—	—	—	(24,359)	(24,359)
Operating income (loss)	45,574	(1,267)	—	(24,359)	19,948
Gain on disposition of properties	—	5,140	—	—	5,140
Interest income	—	—	10,539	—	10,539
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	5,171	1,908	—	—	7,079
Interest expense	(20,475)	(30,407)	—	—	(50,882)
Income tax provision	—	—	—	(851)	(851)
Net income (loss)	30,270	(24,626)	10,539	(25,210)	(9,027)
Net loss attributable to noncontrolling interests	241	33,095	—	—	33,336
Net income attributable to Acadia	$30,511	$8,469	$10,539	$(25,210)	$24,309

Real estate at cost	$2,060,024	$1,553,150	$—	$—	$3,613,174
Total assets	$2,234,521	$1,574,785	$109,410	$—	$3,918,716
Cash paid for acquisition of real estate	$1,343	$103,559	$—	$—	$104,902
Cash paid for development and property improvement costs	$22,892	$43,346	$—	$—	$66,238

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Nine Months Ended September 30, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$127,130	$57,051	$—	$—	$184,181
Depreciation and amortization	(46,719)	(30,526)	—	—	(77,245)
Property operating expenses, other operating and real estate taxes	(33,339)	(22,088)	—	—	(55,427)
General and administrative expenses	—	—	—	(25,286)	(25,286)
Impairment charge	—	(3,840)	—	—	(3,840)
Operating income (loss)	47,072	597	—	(25,286)	22,383
Gain on disposition of properties	—	12,972	—	—	12,972
Interest income	—	—	23,648	—	23,648
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	2,348	18,696	—	—	21,044
Interest expense	(20,783)	(18,883)	—	—	(39,666)
Income tax provision	—	—	—	(1,017)	(1,017)
Net income (loss)	28,637	13,382	23,648	(26,303)	39,364
Net (income) loss attributable to noncontrolling interests	(1,157)	2,351	—	—	1,194
Net income attributable to Acadia	$27,480	$15,733	$23,648	$(26,303)	$40,558

Real estate at cost	$1,987,501	$1,492,894	$—	$—	$3,480,395
Total assets	$2,237,334	$1,605,429	$250,194	$—	$4,092,957
Cash paid for acquisition of real estate	$—	$138,429	$—	$—	$138,429
Cash paid for development and property improvement costs	$4,355	$80,199	$—	$—	$84,554

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At September 30, 2018 a total of 1,198,594 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the nine months ended September 30, 2018, the Company issued 373,886 LTIP Units and 5,387 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, based on a valuation provided by an independent third-party appraiser incorporating the following factors:

•

A portion of these annual equity award is granted in performance-based Restricted Share Units or LTIP Units that may be earned based on the Company’s attainment of specified relative total shareholder returns (“Relative TSR”) hurdles.

•

In the event the Relative TSR percentile falls between the 25th percentile and the 50th percentile, Relative TSR vesting percentage is determined using a straight-line linear interpolation between 50% and 100% and in the event that the Relative TSR percentile falls between the 50th percentile and 75th percentile, the Relative TSR vesting percentage is determined using a straight-line linear interpolation between 100% and 200%.

•

Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three -year forward-looking performance period ending December 31, 2020 relative to the constituents of the SNL U.S. REIT Retail Shopping Center Index and one-third (1/3) on the Company’s TSR for the three -year forward-looking performance period as compared to the constituents of the SNL U.S. REIT Retail Index (both on a non-weighted basis).

•

If the Company’s performance fails to achieve the aforementioned hurdles at the culmination of the three -year performance period, all performance-based shares will be forfeited. Any earned performance-based shares vest 60% at the end of the performance period, with the remaining 40% of shares vesting ratably over the next two years.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $ 10.4 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.0 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively and $6.3 million and $6.5 million for the nine months ended September 30, 2018 and 2017, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2018, the Company issued 17,427 LTIP Units and 17,050 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 8,949 of the LTIP Units and 5,181 of the Restricted Shares will be on the first anniversary of the date of issuance and 8,478 of the LTIP Units and 11,869 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.9 million for each of the nine months ended September 30, 2018 and 2017.

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III and IV. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership and 22.8% of the potential Promote payments from Fund IV to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of September 30, 2018.

Compensation expense of $0 million and $0.5 million was recognized for the nine months ended September 30, 2018 and 2017, respectively, related to the Program in connection with Fund III.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2017	46,499	$27.58	856,877	$26.99
Granted	19,442	29.85	310,551	31.80
Vested	(23,430)	30.47	(257,124)	28.27
Forfeited	(1,184)	32.65	(205)	32.49
Unvested at December 31, 2017	41,327	26.92	910,099	28.28
Granted	22,818	23.65	399,248	27.06
Vested	(25,261)	30.79	(303,699)	30.04
Forfeited	(428)	27.25	(12,266)	28.57
Unvested at September 30, 2018	38,456	$22.44	993,382	$27.25

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the nine months ended September 30, 2018 and the year ended December 31, 2017 were $26.88 and $31.69, respectively. As of September 30, 2018, there was $18.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Restricted Shares that vested for the nine months ended September 30, 2018 and the year ended December 31, 2017, was $0.8 million and $0.7 million, respectively. The total fair value of LTIP Units that vested during the nine months ended September 30, 2018 and the year ended December 31, 2017, was $9.1 million and $7.3 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Plans

On a combined basis, the Company incurred a total of $0.3 million related to the following employee benefit plans for each of the nine months ended September 30, 2018 and 2017:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 2,836 and 3,392 Common Shares were purchased by employees under the Purchase Plan for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Numerator:
Net income attributable to Acadia	$9,225	$12,867	$24,309	$40,558
Less: net income attributable to participating securities	(66)	(135)	(158)	(488)
Income from continuing operations net of income attributable to participating securities	$9,159	$12,732	$24,151	$40,070

Denominator:
Weighted average shares for basic earnings per share	81,565,805	83,699,850	82,245,020	83,665,749
Effect of dilutive securities:
Employee unvested restricted shares	—	—	—	3,577
Denominator for diluted earnings per share	81,565,805	83,699,850	82,245,020	83,669,326

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.11	$0.15	$0.29	$0.48

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	136,593	140,343	136,593	140,343
Series C Preferred OP Units - Common share equivalent	474,278	487,299	474,278	481,878
Restricted shares	38,450	43,202	37,180	—

15. Subsequent Events

Acquisitions

On October 11, 2018, pursuant to the buy-sell provisions of the operating agreement for one of the two joint ventures that is owner of the Broughton Street Portfolio (Note 4), Fund IV acquired substantially all of the third-party equity underlying 11 properties within the Broughton Street Portfolio for nominal consideration. The remaining joint venture with third-party equity has interests in two of the properties that make up the portfolio.

On October 23, 2018, Fund V acquired a shopping center located in Hiram, Georgia referred to as “Hiram Pavilion” for $44.4 million.

It is not practicable to disclose the preliminary purchase price allocations for these transactions given the short period of time between the acquisition dates and the filing of this Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 30, 2018, there were 170 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at September 30, 2018 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	2	33	696,069	90.7%
New York Metro	—	20	321,626	93.6%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	—	27	318,922	92.5%
Boston Metro	—	3	55,276	100.0%
Suburban	1	30	4,433,205	94.9%
Total Core Portfolio	4	114	5,973,930	94.4%
Acadia Share of Total Core Portfolio	4	114	5,357,001	94.7%

Fund Portfolio:
Fund II	—	1	475,000	72.9%
Fund III	2	4	55,753	84.8%
Fund IV	1	38	2,660,715	81.0%
Fund V	—	6	1,732,673	95.9%
Total Fund Portfolio	3	49	4,924,141	85.5%
Acadia Share of Total Fund Portfolio	3	49	1,068,744	85.3%

Total Core and Funds	7	163	10,898,071	90.4%
Acadia Share of Total Core and Funds	7	163	6,425,745	93.2%

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

•

Generate additional external growth through an opportunistic yet disciplined acquisition program within our Funds. We target transactions with high inherent opportunity for the creation of additional value through:

•	value-add investments in street retail properties, located in established and “next generation” submarkets, with re-tenanting or repositioning opportunities,
•	opportunistic acquisitions of well-located real-estate anchored by distressed retailers, and
•	other opportunistic acquisitions which may include high-yield acquisitions and purchases of distressed debt.

Some of these investments historically have also included, and may in the future include, joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTMEBER 30, 2018

Investments

During the nine months ended September 30, 2018, within our Fund portfolio we invested in two new properties as follows (Note 2):

•	On July 18, 2018, Fund V acquired a consolidated suburban shopping center in Elk Grove, California for $59.3 million referred to as “Elk Grove Commons.”
•	On February 21, 2018, Fund V acquired a consolidated suburban shopping center in Trussville, Alabama for $45.2 million referred to as “Trussville.”

In addition, within our Core Portfolio, we converted a portion of an existing note receivable (Note 3) into an interest in the underlying real estate collateral as follows:

•	On March 28, 2018, we exchanged a total of $22.0 million of our Brandywine Note Receivable plus accrued interest of $0.3 million for an incremental 14.11% undivided interest in Town Center (Note 4).

Dispositions of Real Estate

During the nine months ended September 30, 2018, within our Funds we sold six properties for an aggregate sales price of $64.5 million as follows (Note 2, Note 4):

•	On August 27, Fund IV sold its Lake Montclair property for $22.5 million and recognized a gain of $2.9 million at the property level of which our share was $0.7 million.
•	On August 29, Fund IV sold one of its unconsolidated Broughton Street properties for $2.1 million, resulting in a loss of $0.3 million of which our share was $0.1 million.
•	On August 29, Fund IV sold its 1861 Union Street property for $6.0 million, resulting in a gain of $2.2 million at the property level of which our share was $0.5 million.
•	On April 17, 2018, Fund II sold its Sherman Avenue property, which was previously classified as held for sale, for $26.0 million.
•

On January 18, 2018, Fund IV sold two unconsolidated Broughton Street properties for aggregate proceeds of $8.0 million and recognized a loss of $0.4 million at the property level, of which both Fund IV and our pro-rata share was negligible.

In addition, on June 29, 2018, a Fund IV unconsolidated investee terminated its master leases at two of its Broughton Street properties.

Financings
During the nine months ended September 30, 2018, we obtained aggregate new financing of $159.5 million including (Note 7):

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

During the nine months ended September 30, 2018, we utilized proceeds from the new term loan to repay one Core mortgage in the amount of $40.4 million. We also repaid two non-recourse Fund mortgages aggregating $17.8 million in connection with two of the property sales noted above.

Structured Financing

During the nine months ended September 30, 2018 (Note 3) we entered into the following structured financing transactions:

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

Share Repurchase Plan

In February 2018, our board of trustees elected to terminate the existing repurchase program and authorized a new common share repurchase program under which we may repurchase, from time to time, up to a maximum of $200.0 million of our common shares (Note 10). Through September 30, 2018, we repurchased 2,294,235 shares for $55.1 million.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

The results of operations by reportable segment for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	September 30, 2018				September 30, 2017				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$42.3	$23.8	$—	$66.1	$41.2	$21.5	$—	$62.7	$1.1	$2.3	$—	$3.4
Depreciation and amortization	(14.9)	(13.8)	—	(28.7)	(14.7)	(11.9)	—	(26.7)	0.2	1.9	—	2.0
Property operating expenses, other operating and real estate taxes	(12.2)	(10.3)	—	(22.5)	(10.3)	(8.2)	—	(18.5)	1.9	2.1	—	4.0
General and administrative expenses	—	—	—	(8.0)	—	—	—	(8.0)	—	—	—	—
Impairment charge	—	—	—	—	—	(3.8)	—	(3.8)	—	(3.8)	—	(3.8)
Operating income (loss)	15.2	(0.3)	—	6.9	16.1	(2.4)	—	5.7	(0.9)	2.1	—	1.2
Gain on disposition of properties	—	5.1	—	5.1	—	13.0	—	13.0	—	(7.9)	—	(7.9)
Interest income	—	—	3.5	3.5	—	—	6.5	6.5	—	—	(3.0)	(3.0)
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	2.0	(1.6)	—	0.4	0.8	3.2	—	4.0	1.2	(4.8)	—	(3.6)
Interest expense	(7.0)	(11.1)	—	(18.1)	(6.7)	(8.7)	—	(15.4)	0.3	2.4	—	2.7
Income tax provision	—	—	—	(0.5)	—	—	—	(0.5)	—	—	—	—
Net income (loss)	10.3	(7.9)	3.5	(2.6)	10.2	5.0	6.5	13.3	0.1	(12.9)	(3.0)	(15.9)
Net loss (income) loss attributable to noncontrolling interests	0.1	11.7	—	11.8	(0.4)	(0.1)	—	(0.4)	(0.5)	(11.8)	—	(12.2)
Net income attributable to Acadia	$10.4	$3.8	$3.5	$9.2	$9.9	$4.9	$6.5	$12.9	$0.5	$(1.1)	$(3.0)	$(3.7)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $0.5 million for the three months ended September 30, 2018 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $1.1 million for the three months ended September 30, 2018 compared to the prior year period due primarily to an increase in real estate tax recovery of $1.5 million as a result of increased real estate tax assessments in 2018.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $1.9 million for the three months ended September 30, 2018 compared to the prior year period primarily due to increased real estate taxes.

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased $1.2 million for the three months ended September 30, 2018 compared to the prior year period primarily due to the conversion of a portion of a note receivable into increased ownership in real estate.

Net income attributable to noncontrolling interests for our Core Portfolio decreased $0.5 million for the three months ended September 30, 2018 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $1.1 million for the three months ended September 30, 2018 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $2.3 million for the three months ended September 30, 2018 compared to the prior year period primarily due to a $6.7 million increase from Fund property acquisitions in 2017 and 2018. These increases were partially offset by a decrease of $4.6 million from Fund property dispositions in 2017 and 2018.

Depreciation and amortization for the Funds increased $1.9 million for the three months ended September 30, 2018 compared to the prior year period primarily due to a $2.4 million increase from Fund property acquisitions in 2017 and 2018. These increases were partially offset by a $0.7 million decrease due to property sales during 2017 and 2018.

Property operating expenses, other operating and real estate taxes for the Funds increased $2.1 million for the three months ended September 30, 2018 compared to the prior year period primarily due to a $1.7 million increase from Fund property acquisitions in 2017 and 2018 and a $1.3 million increase in real estate tax expense due to reassessments. These increases were partially offset by a decrease of $1.0 million from Fund property dispositions.

Impairment of an asset during the three months ended September 30, 2017 was comprised of a $3.8 million charge related to a property classified as held for sale in 2017 (Note 8).

Gain on disposition of properties for the Funds decreased $7.9 million for the three months ended September 30, 2018 compared to the prior year period due to the sales of Lake Montclair and 1861 Union in Fund IV during 2018 and the sales of 216th street in Fund II and New Hyde Park Shopping Center in Fund III in 2017.

Equity in earnings of unconsolidated affiliates for the Funds decreased $4.8 million for the three months ended September 30, 2018 compared to the prior year period due to $2.9 million from the distributions in excess of our carrying value related to Fund II’s investment in Mervyns and Albertson’s in 2017 along with $2.0 million from the recognition of 100% of the net loss from Broughton Street in 2018 as our partner is no longer being allocated their share of the losses.

Interest expense for the Funds increased $2.4 million for the three months ended September 30, 2018 compared to the prior year period due a $1.9 million increase related to higher average interest rates during 2018 and $1.1 million less interest capitalized primarily related to our Fund II City Point project. These increases were partially offset by $0.8 million related to lower average outstanding borrowings in 2018.

Net income attributable to noncontrolling interests for the Funds decreased $11.8 million for the three months ended September 30, 2018 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $3 million for the three months ended September 30, 2018 compared to the prior year period primarily due to a reduction of $2.0 million from the conversion of a portion of a note receivable into increased ownership in the real estate (Note 4) and $1.0 million for loan payoffs during 2017 and 2018.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

The results of operations by reportable segment for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 are summarized in the table below (in millions, totals may not add due to rounding):

	Nine Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2017				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$124.5	$68.3	$—	$192.8	$127.1	$57.1	$—	$184.2	$(2.6)	$11.2	$—	$8.6
Depreciation and amortization	(45.3)	(41.5)	—	(86.8)	(46.7)	(30.5)	—	(77.2)	(1.4)	11.0	—	9.6
Property operating expenses, other operating and real estate taxes	(33.6)	(28.1)	—	(61.7)	(33.3)	(22.1)	—	(55.4)	0.3	6.0	—	6.3
General and administrative expenses	—	—	—	(24.4)	—	—	—	(25.3)	—	—	—	(0.9)
Impairment charge	—	—	—	—	—	(3.8)	—	(3.8)	—	(3.8)	—	(3.8)
Operating income (loss)	45.6	(1.3)	—	19.9	47.1	0.6	—	22.4	(1.5)	(1.9)	—	(2.5)
Gain on disposition of properties	—	5.1	—	5.1	—	13.0	—	13.0	—	(7.9)	—	(7.9)
Interest income	—	—	10.5	10.5	—	—	23.6	23.6	—	—	(13.1)	(13.1)
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	5.2	1.9	—	7.1	2.3	18.7	—	21.0	2.9	(16.8)	—	(13.9)
Interest expense	(20.5)	(30.4)	—	(50.9)	(20.8)	(18.9)	—	(39.7)	(0.3)	11.5	—	11.2
Income tax provision	—	—	—	(0.9)	—	—	—	(1.0)	—	—	—	0.1
Net income (loss)	30.3	(24.6)	10.5	(9.0)	28.6	13.4	23.6	39.4	1.7	(38.0)	(13.1)	(48.4)
Net (income) loss attributable to noncontrolling interests	0.2	33.1	—	33.3	(1.2)	2.4	—	1.2	(1.4)	(30.7)	—	(32.1)
Net income attributable to Acadia	$30.5	$8.5	$10.5	$24.3	$27.5	$15.7	$23.6	$40.6	$3.0	$(7.2)	$(13.1)	$(16.3)

Core Portfolio

Segment net income attributable to Acadia for our Core Portfolio increased $3 million for the nine months ended September 30, 2018 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio decreased $2.6 million for the nine months ended September 30, 2018 compared to the prior year period due primarily to a decrease of $4.3 million related to tenant bankruptcies in 2018 and $0.7 million from reduced real estate tax reassessments in 2018. These decreases were partially offset by a $2.5 million increase from the conversion of a portion of a note receivable into increased ownership in real estate during 2018 (Note 4).

Depreciation and amortization for our Core Portfolio decreased $1.4 million for the nine months ended September 30, 2018 compared to the prior year period primarily due to accelerated depreciation of an asset placed into redevelopment in 2017.

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased $2.9 million for the nine months ended September 30, 2018 compared to the prior year period primarily due to the conversion of a portion of a note receivable into increased ownership in real estate as described above.

Net income attributable to noncontrolling interests for our Core Portfolio decreased $1.4 million for the nine months ended September 30, 2018 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

Segment net income attributable to Acadia for the Funds decreased $7.2 million for the nine months ended September 30, 2018 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $11.2 million for the nine months ended September 30, 2018 compared to the prior year period primarily due to a $17.2 million increase from Fund property acquisitions in 2017 and 2018, a $2.5 million increase from development projects being placed in service during 2017 and a $1.3 million write off of a below-market lease liability related to a tenant bankruptcy. These increases were offset by a decrease of $10.5 million related to property sales in 2017 and 2018.

Depreciation and amortization for the Funds increased $11 million for the nine months ended September 30, 2018 compared to the prior year period primarily due to an $8.7 million increase from Fund property acquisitions in 2017 and 2018 and as well as $5.5 million from development projects being placed in service during 2017. These increases were offset by a decrease of $3.9 million for property sales in 2017.

Property operating expenses, other operating and real estate taxes for the Funds increased $6 million for the nine months ended September 30, 2018 compared to the prior year period primarily due to a $6.8 million increase from Fund property acquisitions in 2017 and 2018 and a $4.0 million increase from the City Point project being placed in service during 2017. These increases were offset by a decrease of $4.5 million from property sales in 2017 and 2018.

Impairment of an asset during the nine months ended September 30, 2017 was comprised of a $3.8 million charge related to a property classified as held for sale in 2017 (Note 8).

Gain on disposition of properties for the Funds decreased $7.9 million for the nine months ended September 30, 2018 compared to the prior year period due to the sales of Lake Montclair and 1861 Union in Fund IV in 2018 and the sales of 216th street in Fund II and New Hyde Park Shopping Center in Fund III in 2017.

Equity in earnings of unconsolidated affiliates for the Funds decreased $16.8 million for the nine months ended September 30, 2018 compared to the prior year period primarily due to the Fund’s proportionate share of $14.8 million in aggregate gains from the sales of Arundel Plaza, 1701 Belmont Avenue and 2819 Kennedy Boulevard during the prior year period, $2.9 million from distributions in excess of our carrying value related to Fund II’s investment in Mervyns and Albertson’s in 2017 and $1.8 million from the recognition of 100% of the net loss from Broughton Street in 2018 as our partner is no longer absorbing their share of the losses. These decreases were offset by $3.2 million for a distribution from Fund III’s investment in the Storage portfolio during 2018.

Interest expense for the Funds increased $11.5 million for the nine months ended September 30, 2018 compared to the prior year period due to $8.2 million less interest capitalized primarily related to our Fund II City Point project during 2018 and a $4.6 million increase related to higher average outstanding rates in 2018. These increases were offset by $1.3 million for lower average outstanding borrowings in 2018.

Net income attributable to noncontrolling interests for the Funds decreased $30.7 million for the nine months ended September 30, 2018 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Structured Financing

Interest income for the Structured Financing portfolio decreased $13.1 million for the nine months ended September 30, 2018 compared to the prior year period primarily due to $5.9 million from the conversion of a portion of a note receivable into increased ownership in the real estate (Note 4), the recognition of additional interest of $3.9 million during the prior year period on the repayment of a note (Note 3) and loan payoffs during 2017 and 2018.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated operating income	$6,948	$5,744	$19,948	$22,383
Add back:
General and administrative	7,982	7,953	24,359	25,286
Depreciation and amortization	28,676	26,652	86,755	77,245
Impairment charge	—	3,840	—	3,840
Less:
Above/below market rent, straight-line rent and other adjustments	(4,387)	(4,728)	(15,491)	(14,671)
Consolidated NOI	39,219	39,461	115,571	114,083

Noncontrolling interest in consolidated NOI	(9,482)	(8,877)	(26,913)	(22,462)
Less: Operating Partnership's interest in Fund NOI included above	(2,477)	(2,569)	(6,938)	(6,545)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	6,280	4,728	18,356	14,415
NOI - Core Portfolio	$33,540	$32,743	$100,076	$99,491

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Core Portfolio NOI	$33,540	$32,743	$100,076	$99,491
Less properties excluded from Same-Property NOI	(1,192)	(1,471)	(5,322)	(5,722)
Same-Property NOI	$32,348	$31,272	$94,754	$93,769

Percent change from prior year period	3.4%		1.1%

Components of Same-Property NOI:
Same-Property Revenues	$44,854	$42,447	$129,803	$127,225
Same-Property Operating Expenses	(12,506)	(11,175)	(35,049)	(33,456)
Same-Property NOI	$32,348	$31,272	$94,754	$93,769

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three and nine months ended September 30, 2018. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	21	21	55	55
GLA commencing	163,413	163,413	508,145	508,145
New base rent	$17.44	$18.13	$19.15	$19.60
Expiring base rent	$16.14	$15.69	$17.51	$16.75
Percent growth in base rent	8.0%	15.5%	9.4%	17.0%
Average cost per square foot (a)	$1.82	$1.82	$1.70	$1.70
Weighted average lease term (years)	5.2	5.2	5.0	5.0

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2018	2017	2018	2017
Net income attributable to Acadia	$9,225	$12,867	$24,309	$40,558

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	21,141	20,309	63,812	62,935
Impairment charge (net of noncontrolling interests' share)	—	1,088	—	1,088
Gain on sale (net of noncontrolling interests’ share)	(994)	(2,294)	(994)	(5,789)
Income attributable to Common OP Unit holders	596	758	1,572	2,400
Distributions - Preferred OP Units	135	138	404	415
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$30,103	$32,866	$89,103	$101,607

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	81,565,805	83,699,850	82,245,020	83,665,749
Weighted-average OP Units outstanding	4,928,636	4,736,815	4,953,549	4,749,057
Basic weighted-average shares outstanding, FFO	86,494,441	88,436,665	87,198,569	88,414,806
Assumed conversion of Preferred OP Units to common shares	499,345	512,366	499,345	506,945
Assumed conversion of LTIP units and restricted share units to common shares	257,658	51,143	201,675	77,392
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	87,251,444	89,000,174	87,899,589	88,999,143

Diluted Funds from operations, per Common Share and Common OP Unit	$0.35	$0.37	$1.01	$1.14

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the nine months ended September 30, 2018, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $72.0 million.

Investments in Real Estate

During the nine months ended September 30, 2018, within our Fund portfolio we invested in two new properties as follows (Note 2):

•	On July 18, 2018, Fund V acquired a consolidated suburban shopping center in Elk Grove, California for $59.3 million referred to as “Elk Grove Commons.”
•	On February 21, 2018, Fund V acquired a consolidated suburban shopping center in Trussville, Alabama for $45.2 million referred to as “Trussville.”

For activity subsequent to September 30, 2018, see Note 15.

Capital Commitments

During the nine months ended September 30, 2018, we made capital contributions aggregating $12.8 million to our Funds. At September 30, 2018, our share of the remaining capital commitments to our Funds aggregated $119.0 million as follows:

•

$6.4 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$25.2 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our original share was $122.5 million.
•	$87.4 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our initial share is $104.5 million.

In addition, during April 2018, a distribution was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

Development Activities

During the nine months ended September 30, 2018, capitalized costs associated with development activities totaled $41.9 million. At September 30, 2018 and December 31, 2017, we had a total of seven properties under development and redevelopment for which the estimated total cost to complete these projects through 2020 was $71.7 million to $106.7 million and our share was approximately $35.5 million to $53.43 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Total Debt - Fixed and Effectively Fixed Rate	$967,667	$899,650
Total Debt - Variable Rate	524,202	538,736
	1,491,869	1,438,386
Net unamortized debt issuance costs	(10,919)	(14,833)
Unamortized premium	779	856
Total Indebtedness	$1,481,729	$1,424,409

As of September 30, 2018, our consolidated outstanding mortgage and notes payable aggregated $1,491.9 million, excluding unamortized premium of $0.8 million and unamortized loan costs of $10.9 million, and were collateralized by 43 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.00% with maturities that ranged from November 15, 2018, to August 23, 2042. Taking into consideration $575.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $967.7 million of the portfolio debt, or 64.9%, was fixed at a 3.60% weighted-average interest rate and $524.2 million, or 35.1% was floating at a 3.90% weighted average interest rate as of September 30, 2018. Our variable-rate debt includes $143.8 million of debt subject to interest rate caps.

There is $37.4 million of debt maturing in 2018 at a weighted-average interest rate of 5.88%; there is $1.5 million of scheduled principal amortization due in 2018; and our share of scheduled remaining 2018 principal payments and maturities on our unconsolidated debt was $7.0 million at September 30, 2018. In addition, $192.8 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated debt will come due in 2019. As it relates to the maturing debt in 2018 and 2019, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at September 30, 2018 and December 31, 2017 (Note 7).

Share Repurchases

The Company repurchased $55.1 million, or 2,294,235 shares, pursuant to its new share repurchase program during the nine months ended September 30, 2018.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at September 30, 2018 totaled $9.5 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. There were no issuances of equity under the ATM program during the nine months ended September 30, 2018.

Fund Capital

During the nine months ended September 30, 2018, Fund III called capital contributions totaling $12.4 million, Fund IV called capital contributions of $8.1 million and Fund V called capital contributions of $39.3 million, of which our aggregate share was $12.8 million. At

September 30, 2018, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $19.7 million, $84.0 million and $347.5 million, respectively.

Asset Sales

As previously discussed, during the nine months ended September 30, 2018, within our Fund portfolio we sold three unconsolidated properties and three consolidated properties for an aggregate sales price of $64.5 million (Note 4, Note 2).

Structured Financing Repayments

During the nine months ended September 30, 2018, we received total collections on one note receivable of $26.0 million (Note 3). There are no scheduled principal collections for the remainder of 2018.

Financing and Debt

As of September 30, 2018, we had $216.3 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 68 unleveraged consolidated properties with an aggregate carrying value of approximately $1.5 billion and 14 unleveraged unconsolidated properties for which our share of the carrying value was $138.6 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2018 with the cash flow for the nine months ended September 30, 2017 (in millions):

	Nine Months Ended September 30,
	2018	2017	Variance
Net cash provided by operating activities	$67.2	$87.2	$(20.0)
Net cash used in investing activities	(76.3)	(152.6)	76.3
Net cash (used in) provided by financing activities	(54.5)	38.5	(93.0)
Decrease in cash and restricted cash	$(63.6)	$(27.0)	$(36.6)

Operating Activities

Our operating activities provided $20.0 million less cash during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to a reduction in interest income, an increase in interest expense and an increase in property expenses partially offset by cash flows from the 2017 and 2018 Fund acquisitions.

Investing Activities

During the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, our investing activities used $76.3 million less cash, primarily due to (i) $35.3 million less cash used for the acquisition of real estate, (ii) $18.3 million less cash used for development and property improvement costs, (iii) $14.0 million more cash received from repayments of notes receivable in 2018, (iv) $7.4 million less cash used for the issuance of notes receivable, and (v) $5.7 million more cash received from the proceeds from dispositions of properties. These reductions in the use of cash were partially offset by $7.9 million less cash received from return of capital from unconsolidated affiliates.

Financing Activities

Our financing activities used $93.0 million more cash during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily from (i) a decrease of $60.0 million of cash provided from net borrowings, (ii) $55.1 million more cash used for the repurchase of Common Shares, (iii) an increase of $16.9 million in distributions to noncontrolling interests. These items were partially offset by (i) an increase in cash of $26.5 million from capital contributions from noncontrolling interests and (ii) a decrease of $10.9 million in cash paid for dividends to common shareholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of September 30, 2018 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,491.9	$88.8	$767.3	$470.8	$165.0
Interest obligations on debt	228.8	69.6	87.7	43.2	28.3
Lease obligations (a)	204.0	1.2	9.3	8.8	184.7
Construction commitments (b)	73.0	73.0	—	—	—
Total	$1,997.7	$232.6	$864.3	$522.8	$378.0

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		Interest Rate at
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	September 30, 2018	Maturity Date
230/240 W. Broughton	11.6%	$1.2	5.11%	Oct 2018
Promenade at Manassas	22.8%	5.6	3.81%	Nov 2018
650 Bald Hill	20.8%	3.3	4.76%	Apr 2020
Eden Square	22.8%	5.1	4.26%	Jun 2020
Gotham Plaza (a)	49.0%	9.8	3.71%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
Crossroads	49.0%	32.6	3.94%	Oct 2024
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	8.3	4.72%	Dec 2027
Total		$162.9

(a)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap with a notional value of $20.1 million, which effectively fixes the interest rate at 3.49% and matures in June 2023.

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

Information as of September 30, 2018

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2018, we had total mortgage and other notes payable of $1,491.9 million, excluding the unamortized premium of $0.8 million and unamortized debt issuance costs of $10.9 million, of which $967.7 million, or 64.9% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $524.2 million, or 35.1%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of September 30, 2018, we were party to 27 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $575.5 million and $143.8 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of September 30, 2018 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$0.6	$26.3	$26.9	6.0%
2019	3.1	—	3.1	—%
2020	3.2	—	3.2	—%
2021	3.4	—	3.4	—%
2022	3.5	28.0	31.5	3.5%
Thereafter	18.3	503.0	521.3	3.6%
	$32.1	$557.3	$589.4

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$0.9	$11.1	$12.0	5.6%
2019	3.3	186.5	189.8	5.2%
2020	3.0	461.9	464.9	4.6%
2021	1.7	175.4	177.1	4.1%
2022	0.5	44.6	45.1	4.2%
Thereafter	0.2	13.4	13.6	2.6%
	$9.6	$892.9	$902.5

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2018 (Remainder)	$0.3	$6.7	$7.0	3.8%
2019	1.0	—	1.0	—%
2020	1.1	8.4	9.5	4.1%
2021	1.1	—	1.1	—%
2022	1.2	—	1.2	—%
Thereafter	2.6	140.5	143.1	4.1%
	$7.3	$155.6	$162.9

In 2018, $38.9 million of our total consolidated debt and $7.0 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $192.8 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated debt will become due in 2019. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $2.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.5 million. Interest expense on our variable-rate debt of $524.2 million, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2018, would increase $5.2 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.2 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of September 30, 2018, the fair value of our total consolidated outstanding debt would decrease by approximately $13.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $14.0 million.

As of September 30, 2018, and December 31, 2017, we had consolidated notes receivable of $109.4 million and $153.8 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of September 30, 2018, the fair value of our total outstanding notes receivable would decrease by approximately $1.3 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.3 million.

Summarized Information as of December 31, 2017

As of December 31, 2017, we had total mortgage and other notes payable of $1,438.4 million, excluding the unamortized premium of $0.9 million and unamortized loan costs of $14.8 million, of which $899.7 million, or 62.5% was fixed-rate, inclusive of interest rate swaps, and $538.7 million, or 37.5%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2017, we were party to 27 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $504.0 million and $141.1 million of LIBOR-based variable-rate debt, respectively.

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

Changes in Market Risk Exposures from December 31, 2017 to September 30, 2018

Our interest rate risk exposure from December 31, 2017, to September 30, 2018, has decreased on an absolute basis, as the $538.7 million of variable-rate debt as of December 31, 2017, has decreased to $524.2 million as of September 30, 2018. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 37.5% of our consolidated debt as of December 31, 2017 compared to 35.1% as of September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2018, at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the outcome of any particular matter. Management is of the opinion that, when such litigation is resolved, our resulting exposure to loss contingencies, if any, will not have a significant effect on our consolidated financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS.

The most significant risk factors applicable to us are described in Item 1A. of our 2017 Annual Report on Form 10-K. There have been no material changes to those previously-disclosed risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Due to a clerical error, an incorrect version of the Form of 2018 Long-Term Incentive Plan Award Agreement (Time and Performance Based) was included as Exhibit 10.14 to the 2017 Annual Report on Form 10-K. The corrected version is included as Exhibit 10.14 to this Form 10-Q and supersedes the prior filed version.

ITEM 6.	EXHIBITS.

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing
10.14 31.1

Form of 2018 Long-Term Incentive Plan Award Agreement (Time and Performance Based) (corrected version)

Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith Filed herewith

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

Dated: October 29, 2018