Form 10-K
period 2018-12-31
ACADIA REALTY TRUST
filed 2019-02-19
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒      Accelerated Filer ☐       Non-accelerated Filer ☐       Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,230.7 million, based on a price of $27.37 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 13, 2018 was 81,703,355.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Shareholders presently scheduled to be held May 10, 2019 to be filed pursuant to Regulation 14A.

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

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the notes to the consolidated financial statements of the registrant referenced in Part II, Item 8. Financial Statements.

PART I

ITEM.1.	BUSINESS.

GENERAL

Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our” and “Company” refer to the Trust and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, development and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States. We currently own or have an ownership interest in these properties through our Core Portfolio and our Funds (each as defined below).

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2018, the Trust controlled 94% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units,” respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT.”

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•

Own and operate a portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas (“Core Portfolio”). Our goal is to create value through accretive development and re-tenanting activities within our existing portfolio and grow this platform through the acquisition of high-quality assets that have the long-term potential to outperform the asset class.

•

Generate additional growth through our Funds (as defined below) in which we co-invest with high-quality institutional investors. Our Fund strategy focuses on opportunistic yet disciplined acquisitions with high inherent opportunity for the creation of additional value, execution on this opportunity and the realization of value through the sale of these assets. In connection with this strategy, we focus on:

o	value-add investments in street retail properties, located in established and “next-generation” submarkets, with re-tenanting or repositioning opportunities,
o	opportunistic acquisitions of well-located real estate anchored by distressed retailers, and
o	other opportunistic acquisitions, which vary based on market conditions and may include high-yield acquisitions and purchases of distressed debt.

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

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, development, leasing and management of retail real estate by establishing discretionary opportunity funds. Our Fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched five funds (“Funds”); Acadia Strategic Opportunity Fund, LP (“Fund I,” which was liquidated in 2015), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”) and Acadia Strategic Opportunity Fund V LLC (“Fund V,” and our “current fund”). Due to our level of control, we consolidate these Funds for financial reporting purposes. Fund I and Fund II have also included investments in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”, which was liquidated in 2018), Acadia Mervyn Investors II, LLC (“Mervyns II”) and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise, and are referred to as, the Company's Retailer Controlled Property Venture (“RCP Venture”).

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

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage within our Core Portfolio, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property development with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk through the use of fixed-rate debt and, where we use variable-rate debt, through the use of certain derivative instruments, including London Interbank Offered Rate (“LIBOR”) swap agreements and interest rate caps as discussed further in Item 7A of this Report.

During 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. The Company did not repurchase any shares during the years ended December 31, 2017 or 2016. As of December 31, 2018, management may repurchase up to approximately $144.9 million of the Company’s outstanding Common Shares under this program.

We launched an at-the-market (“ATM”) equity issuance program in 2012 which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” a portion of the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for other general corporate purposes, subject to certain limitations within its corporate borrowing facilities.

During 2016, we issued 4.5 million common shares through our ATM program with gross proceeds of $157.6 million and 8.4 million common shares in our follow-on offering with gross proceeds of $302.0 million. We also issued OP Units equating to 0.9 million Common Shares in connection with the acquisition of properties. See Note 10 for further details. No such issuances were made during 2017 or 2018.

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

Operating functions such as leasing, property management, construction, finance and legal (collectively, the “Operating Departments”) are generally provided by our personnel, providing for a vertically integrated operating platform. By incorporating the Operating Departments in the acquisition process, the Company believes that its acquisitions are appropriately evaluated giving effect to each asset’s specific risks and returns.

INVESTING ACTIVITIES

Core Portfolio

Our Core Portfolio consists primarily of high-quality street retail and urban assets, as well as suburban properties located in high-barrier-to-entry, densely-populated trade areas.

See Item 2. Properties for a description of the properties in our Core Portfolio.

As we typically hold our Core Portfolio properties for long-term investment, we review the portfolio and implement programs to renovate and re-tenant targeted properties to enhance their market position. This in turn is expected to strengthen the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing properties with greater potential for capital appreciation. During 2018, there were no dispositions within the Core Portfolio.

We also make investments in first mortgages and other notes receivable collateralized by real estate, (“Structured Finance Program”) either directly or through entities having an ownership interest therein. During 2018, we made investments totaling $2.8 million in this program and we exchanged a portion of our notes receivable for an additional interest in a property (Note 4). As of December 31, 2018, we had $56.5 million invested in this program. See Note 3, for a detailed discussion of our Structured Finance Program.

Funds

Acquisitions

See Note 2 and Note 4 for a detailed discussion of our consolidated and unconsolidated acquisitions, respectively.

Fund IV – During 2018, Fund IV consolidated 11 of its previously unconsolidated properties for nominal consideration.

Fund V – During 2018, Fund V acquired three consolidated properties for an aggregate purchase price of $149.0 million.

Dispositions

See Note 2 and Note 4 for a detailed discussion of our consolidated and unconsolidated dispositions, respectively.

Fund II – During 2018, Fund II sold one consolidated property for $26.0 million.

Fund IV – During 2018, Fund IV sold two consolidated properties for an aggregate of $28.5 million, sold four residential condominium units located at a consolidated property for $12.1 million, sold three unconsolidated properties for an aggregate sales price of $10.0 million and terminated its master leases at two unconsolidated properties.

Development and Redevelopment Activities

As part of our investing strategy, we invest in real estate assets that may require significant development. In addition, certain assets may require redevelopment to meet the demand of changing markets. As of December 31, 2018, there were two Fund development projects and three Core redevelopment projects. During the year ended December 31, 2018, the Company placed one Core and one Fund consolidated property into service as well as one unconsolidated Fund property. See Item 2. Properties—Development Activities and Note 2.

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

ENVIRONMENTAL LAWS

For information relating to environmental laws that may have an impact on our business, please see “Item 1A. Risk Factors — We are exposed to possible liability relating to environmental matters.”

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

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100. As of December 31, 2018, we had 112 employees, of which 91 were located at our executive office and 21 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

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

Set forth below are the risk factors that we believe are material to our investors. You should carefully consider these risk factors, together with all of the other information included in this Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The occurrence of any of the following risks could adversely affect our business, results of operations, and financial condition. In such case, the value of our Common Shares and the trading price of our securities could decline, and you may lose all or a significant part of your investment. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed in the beginning of this annual report on Form 10-K.

The following risk factors are not exhaustive. Other sections of this annual report on Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for material updates to these risk factors.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of certain key tenants that occupy space at more than one property. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See “Item 2. Properties—Major Tenants” in this Report for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

We own properties which are supported by “anchor” tenants. Anchor tenants pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a similar tenant, or one with equal consumer attraction, could adversely affect the entire shopping center primarily through the loss of customer drawing power. This can also occur through the exercise of the right that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term (“going dark”), as would the departure of a “shadow” anchor tenant that is owned by another landlord. In addition, in the event that certain anchor tenants cease to occupy a property, such an action may result in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property (“co-tenancy”). Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See “Item 2. Properties—Major Tenants” in this Report for quantified information with respect to the percentage of our minimum rents received from major tenants.

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

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See “Item 2. Properties—Lease Expirations” in this Report for additional information as to the scheduled lease expirations in our portfolio.

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

We have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2018, our outstanding indebtedness was $1,560.3 million, of which $558.7 million was variable rate indebtedness. None of our Declaration of Trust, our bylaws or any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our financial obligations and in an increase in debt service requirements. This in turn could adversely affect our financial condition, results of operations and our ability to make distributions.

Variable rate debt exposes us to changes in interest rates. Interest expense on our variable rate debt as of December 31, 2018 would increase by $5.6 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.

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

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 36.4% and 28.0% of the annual base rents within our Core Portfolio, respectively and 30.0% and 6.0% of annual base rents within our Funds, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in these areas occur.

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

We intend to continue the selective development and construction of retail properties (see “Item 1. Business —Investing Activities–Funds–Development Activities”).

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

Our real estate assets may be subject to impairment charges.

We periodically assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted property cash flows are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is taken.

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

As of December 31, 2018, five institutional shareholders own 5% or more individually, and 59.3% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT (due to certain “look-through provisions”), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

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

While we attempt to mitigate these risks by employing a number of measures, including a dedicated IT team, employee training and background checks, maintenance of backup systems, utilization of third-party service providers to provide redundancy over multiple locations, and comprehensive monitoring of our networks and systems along with purchasing cyber security insurance coverage, our systems, networks and services remain potentially vulnerable to advanced threats.

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

On December 22, 2017, Pub. L. No. 15-97 (informally known as the Tax Cuts and Jobs Act (the “Act”)) was enacted into law. The Act makes significant changes to the Code, including changes that impact REITs and their shareholders, among others. In particular, the Act reduces the maximum corporate tax rate from 35% to 21%. By reducing the corporate tax rate, it is possible that the Act will reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. However, the Act also made certain changes to the Code which are generally advantageous to REITs and their shareholders. For instance, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. Key provisions of the Act that could impact us and the market price of our shares include the following:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income the highest individual U.S. federal income tax rate was reduced from 39.6% to 37% (through tax years beginning before January 1, 2026)

•	eliminating miscellaneous itemized deductions and limiting state and local tax deductions;

•	reducing the maximum corporate income tax rate from 35% to 21%, which reduces, but does not eliminate, the competitive advantage that REITs enjoy relative to non-REIT corporations;

•

permitting individuals, trusts and estates (subject to certain limitations) to deduct up to 20% of certain pass-through business income, including, as noted above, dividends received by our shareholders that are not designated by us as capital gain dividends or qualified dividend income, which will generally result in an effective maximum U.S. federal income tax rate of 29.6% on such dividends, if the deduction is allowed in full (through tax years beginning before January 1, 2026);

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

In addition to the foregoing, the Act may impact our tenants, the retail real estate market, and the overall economy, which may have an effect on us. It is not possible to state with certainty at this time the effect of the Act on us and on an investment in our shares

We may be required to borrow funds or sell assets to satisfy our REIT distribution requirements.

Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. Federal income tax purposes, or as a result of our inability to currently deduct certain expenditures that we must currently pay, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, any business interest expense that is disallowed under Section 163 (j) of the Code (unless we elect to be an “electing real property trade or business”), the creation of reserves or required amortization payments. If we do not have other funds available in these situations, we may need to borrow funds on a short-term basis or sell assets, even if the then- prevailing market conditions are not favorable for these borrowings or sales, in order to satisfy our REIT distribution requirements. Such actions could adversely affect our cash flow and results of operations.

Dividends payable by REITs generally do not qualify for reduced tax rates.

Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are taxed at ordinary income rates as opposed to the capital gain rates. Pursuant to the Act, from 2018 through 2025, certain REIT shareholders will be permitted to deduct 20% of ordinary REIT dividends received. Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which may negatively impact the trading prices of our securities.

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

As of December 31, 2018, there are 113 operating properties in our Core Portfolio totaling approximately 5.8 million square feet of gross leasable area (“GLA”) excluding three properties under redevelopment, one property in development and one pre-stabilized property. The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 1,000 to 800,000 square feet and as of December 31, 2018, were in total, excluding the properties that were pre-stabilized or under redevelopment, 93.9% occupied.

As of December 31, 2018, we owned and operated 51 properties totaling approximately 5.4 million square feet of GLA in our Funds, excluding two properties under development. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 14 states and the District of Columbia and as of December 31, 2018, were in total, excluding the properties under development, 86.6% occupied.

Within our Core Portfolio and Funds, we had approximately 950 leases as of December 31, 2018. A majority of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents, percentage rents and expense reimbursements accounted for approximately 98% of our total revenues for the year ended December 31, 2018.

Five of our Core Portfolio properties and two of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all of these locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2018, 2017 or 2016. See Note 7 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our Core properties at December 31, 2018:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
STREET AND URBAN RETAIL
Chicago Metro
664 N. Michigan Avenue	Tommy Bahama, Ann Taylor Loft	2013	100.0%	18,141	100.0%	100.0%	$4,730,741	$260.78
840 N. Michigan Avenue	H & M, Verizon Wireless	2014	88.4%	87,135	100.0%	100.0%	7,738,046	88.81
Rush and Walton Streets Collection (5 properties)	Lululemon, BHLDN, Marc Jacobs	2011/12	100.0%	32,501	85.3%	85.3%	5,982,996	215.81
651-671 West Diversey	Trader Joe's, Urban Outfitters	2011	100.0%	46,259	100.0%	100.0%	2,022,727	43.73
Clark Street and W. Diversey Collection (3 properties)	Ann Taylor, Starbucks	2011/12	100.0%	23,531	50.1%	50.2%	690,030	58.47
Halsted and Armitage Collection (9 properties)	Serena and Lily, Bonobos, Warby Parker	2011/12	100.0%	45,123	80.9%	91.1%	1,332,078	36.49
North Lincoln Park Chicago Collection (6 properties)	Forever 21, Champion, Carhartt	2011/14	100.0%	49,919	77.9%	77.9%	1,581,585	40.66
State and Washington	H & M, Nordstrom Rack	2016	100.0%	78,819	100.0%	100.0%	3,221,107	40.87
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,430,000	52.22
North and Kingsbury	Old Navy, Pier 1 Imports	2016	100.0%	41,700	100.0%	100.0%	1,641,359	39.36
Concord and Milwaukee	—	2016	100.0%	13,105	74.1%	86.3%	306,935	31.62
California and Armitage	—	2016	100.0%	18,275	70.6%	70.6%	616,838	47.84
Roosevelt Galleria	Petco, Vitamin Shoppe	2015	100.0%	37,995	47.7%	47.7%	581,139	32.06
Sullivan Center	Target, DSW	2016	100.0%	176,181	97.7%	100.0%	6,604,614	38.37
New York Metro
Soho Collection (4 properties)	Paper Source, Faherty, 3x1 Jeans	2011/14	100.0%	12,511	82.4%	82.4%	3,299,929	319.95
5-7 East 17th Street	Union Park Events	2008	100.0%	11,467	100.0%	100.0%	1,300,014	113.37
200 West 54th Street	Stage Coach Tavern	2007	100.0%	5,777	77.8%	77.8%	1,973,188	438.80
61 Main Street	—	2014	100.0%	3,400	—%	—%	—	—
181 Main Street	TD Bank	2012	100.0%	11,350	100.0%	100.0%	964,280	84.96
4401 White Plains Road	Walgreens	2011	100.0%	12,964	100.0%	100.0%	625,000	48.21
Bartow Avenue	—	2005	100.0%	14,590	66.6%	66.6%	306,073	31.48
239 Greenwich Avenue	Betteridge Jewelers	1998	75.0%	16,553	100.0%	100.0%	1,593,328	96.26
252-256 Greenwich Avenue	Madewell, Jack Wills, Blue Mercury	2014	100.0%	7,986	100.0%	100.0%	1,336,219	167.32
2914 Third Avenue	Planet Fitness	2006	100.0%	40,320	100.0%	100.0%	963,001	23.88
868 Broadway	Dr. Martens	2013	100.0%	2,031	100.0%	100.0%	767,674	377.98
313-315 Bowery (b)	John Varvatos, Patagonia	2013	100.0%	6,600	100.0%	100.0%	479,160	72.60
120 West Broadway	HSBC Bank	2013	100.0%	13,838	79.8%	79.8%	1,937,128	175.49
2520 Flatbush Avenue	Bob's Disc. Furniture, Capital One	2014	100.0%	29,114	100.0%	100.0%	1,158,573	39.79
991 Madison Avenue	Vera Wang, Perrin Paris, Gabriella Hearst	2016	100.0%	7,513	91.1%	91.1%	2,627,502	383.73
Shops at Grand	Stop & Shop (Ahold)	2014	100.0%	99,685	97.0%	100.0%	3,241,932	33.53
Gotham Plaza	Bank of America, Footlocker	2016	49.0%	25,927	69.3%	81.0%	1,064,361	59.22

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
San Francisco Metro
555 9th Street	Bed, Bath & Beyond, Nordstrom Rack	2016	100.0%	148,832	100.0%	100.0%	6,217,577	41.78
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	Ruth Chris Steak- house, TD Bank	2012	100.0%	20,669	100.0%	100.0%	1,295,554	62.68
Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667	93.4%	100.0%	1,696,305	31.48
M Street and Wisconsin Corridor (25 Properties) (c)	Lululemon, Sephora, The Reformation	2011/16	25.3%	239,262	93.9%	96.2%	16,053,091	71.47
Boston Metro
330-340 River Street	Whole Foods	2012	100.0%	54,226	100.0%	100.0%	1,243,517	22.93
165 Newbury Street	Starbucks	2016	100.0%	1,050	100.0%	100.0%	261,777	249.31
Total Street and Urban Retail				1,539,401	92.6%	94.3%	$88,885,378	$62.33
Acadia Share Total Street and Urban Retail				1,333,174	92.7%	94.1%	$75,388,187	$61.02

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Walgreens, Acme	1998	100.0%	143,910	88.8%	91.7%	$3,645,305	$28.52
Marketplace of Absecon	Rite Aid, Dollar Tree	1998	100.0%	104,556	90.3%	90.3%	1,461,055	15.48
60 Orange Street	Home Depot	2012	98.0%	101,715	100.0%	100.0%	730,000	7.18
New York
Village Commons Shopping Center	—	1998	100.0%	87,128	93.6%	93.6%	2,644,825	32.42
Branch Plaza	LA Fitness, The Fresh Market	1998	100.0%	123,345	91.6%	93.6%	3,044,919	26.95
Amboy Center	Stop & Shop (Ahold)	2005	100.0%	63,290	84.7%	84.7%	1,777,861	33.17
Pacesetter Park Shopping Center	Stop & Shop (Ahold)	1999	100.0%	97,806	93.2%	93.2%	1,232,004	13.52
LA Fitness	LA Fitness	2007	100.0%	55,000	100.0%	100.0%	1,485,287	27.01
Crossroads Shopping Center	HomeGoods,Pet- Smart, Kmart	1998	49.0%	311,904	96.0%	96.0%	7,193,460	24.03
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	255,673	100.0%	100.0%	2,155,174	8.43
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363	100.0%	100.0%	1,815,000	18.84
Bedford Green	Shop Rite, CVS	2014	100.0%	90,589	83.0%	83.0%	2,455,471	32.66
Connecticut
Town Line Plaza (d)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,346	98.7%	98.7%	1,764,661	16.40
Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021	100.0%	100.0%	1,360,858	10.47
Crescent Plaza	Home Depot, Shaw's (Supervalu)	1993	100.0%	218,148	90.9%	90.9%	1,900,871	9.58
201 Needham Street	Michael's	2014	100.0%	20,409	100.0%	100.0%	646,965	31.70
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505	100.0%	100.0%	1,311,747	32.38
Vermont
The Gateway Shopping Center	Shaw's (Supervalu)	1999	100.0%	101,655	98.2%	98.2%	2,129,914	21.33
Illinois
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	99,137	85.8%	85.8%	1,309,799	15.39

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Indiana
Merrillville Plaza	Jo-Ann Fabrics, TJ Maxx	1998	100.0%	236,087	94.3%	94.3%	3,319,766	14.91
Michigan
Bloomfield Town Square	Best Buy, HomeGoods, TJ Maxx	1998	100.0%	235,022	94.9%	94.9%	3,611,925	16.19
Delaware
Town Center and Other (2 properties)	Lowes, Bed Bath & Beyond, Target	2003	65.1%	800,018	91.3%	93.6%	12,458,461	17.06
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	100.0%	100.0%	3,072,327	30.11
Naamans Road	—	2006	100.0%	19,850	63.9%	63.9%	614,847	48.49
Pennsylvania
Mark Plaza	Kmart	1993	100.0%	106,856	100.0%	100.0%	244,279	2.29
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	850,978	5.45
Chestnut Hill	—	2006	100.0%	37,646	100.0%	100.0%	963,468	25.59
Abington Towne Center (e)	Target, TJ Maxx	1998	100.0%	216,278	93.6%	98.9%	855,873	15.59
Total Suburban Properties				4,257,583	94.3%	95.2%	$66,057,100	$17.49
Acadia Share Total Suburban Properties				3,847,543	94.8%	95.6%	$58,770,626	$17.26
TOTAL CORE PROPERTIES				5,796,984	93.9%	95.0%	$154,942,478	$29.78
Acadia Share Total Core Properties				5,180,717	94.2%	95.2%	$134,158,813	$28.91

(a)

Excludes properties under development, redevelopment or pre-stabilized, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than “leased occupancy,” but for which rent payment has not yet commenced. Residential and office GLA are excluded.

(b)	Represents the annual base rent paid to Acadia pursuant to a master lessee and does not reflect the rent paid by the retail tenants at the property.
(c)	Excludes 94,000 square feet of office GLA.
(d)	Anchor GLA includes a 97,300 square foot Wal-Mart store which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
(e)	Anchor GLA includes a 157,616 square foot Target store which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Fund properties at December 31, 2018:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Fund II Portfolio Detail
New York
City Point - Phase I and II	Century 21, Target, Alamo Drafthouse	2007	26.7%	475,000	72.9%	81.7%	$9,525,366	$27.53
Total - Fund II				475,000	72.9%	81.7%	$9,525,366	$27.53

Fund III Portfolio Detail
New York
654 Broadway	─	2011	24.5%	2,896	—%	100.0%	$—	$—
640 Broadway	Swatch	2012	15.5%	4,637	53.2%	53.2%	702,617	284.71
Cortlandt Crossing	ShopRite, HomeSense	2012	24.5%	125,906	73.6%	73.6%	2,383,568	25.74
Nostrand Avenue	─	2013	24.5%	40,977	94.1%	94.1%	1,808,256	46.90
Washington DC
3104 M Street	Patagonia	2012	19.6%	5,982	100.0%	100.0%	485,000	81.08
Total - Fund III				180,398	77.4%	79.0%	$5,379,441	$38.53

Fund IV Portfolio Detail
New York
801 Madison Avenue	─	2015	23.1%	2,625	—%	—%	$—	$—
210 Bowery	─	2012	23.1%	2,538	—%	—%	—	—
27 East 61st Street	─	2014	23.1%	4,177	—%	—%	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	100.0%	100.0%	2,049,679	243.08
1035 Third Avenue (b)	─	2015	23.1%	7,617	59.2%	70.6%	903,679	200.55
Colonie Plaza	Price Chopper, Big Lots	2016	23.1%	153,483	94.9%	94.9%	1,631,058	11.19
New Jersey
Paramus Plaza	Ashley Furniture, Marshalls	2013	11.6%	150,660	63.3%	74.1%	1,619,790	16.97
Massachusetts
Restaurants at Fort Point	─	2016	23.1%	15,711	100.0%	100.0%	477,990	30.42
Maine
Airport Mall	Hannaford, Marshalls	2016	23.1%	221,830	68.6%	68.6%	1,012,976	6.66
Wells Plaza	Reny's, Dollar Tree	2016	23.1%	90,434	98.3%	98.3%	727,908	8.18
Shaw's Plaza (Waterville)	Shaw's	2016	23.1%	119,015	100.0%	100.0%	1,407,316	11.82
Shaw's Plaza (Windham)	Shaw's	2017	23.1%	124,330	88.4%	88.4%	1,034,193	9.41
JFK Plaza	Hannaford, TJ Maxx	2016	23.1%	151,107	78.0%	78.0%	786,801	6.67
Pennsylvania
Dauphin Plaza	Price Rite, Ashley Furniture	2016	23.1%	206,515	91.0%	91.0%	1,863,551	9.92
Mayfair Shopping Center	Planet Fitness, Dollar Tree	2016	23.1%	115,411	67.3%	67.3%	1,386,112	17.85
Rhode Island
650 Bald Hill Road	Dick's Sporting Goods, Burlington Coat Factory	2015	20.8%	168,764	44.4%	81.1%	946,612	12.62
Virginia
Promenade at Manassas	Home Depot	2013	22.8%	265,442	87.7%	88.0%	2,986,446	12.83
Delaware
Eden Square	Giant Food, LA Fitness	2014	22.8%	231,044	89.3%	89.3%	3,154,202	15.29
Illinois
938 W. North Avenue	Sephora, Lululemon	2013	23.1%	31,762	100.0%	100.0%	1,726,350	54.35
Lincoln Place	Kohl's, Marshall's, Ross	2017	23.1%	272,060	81.7%	90.1%	2,624,502	11.80
Georgia
Broughton Street Portfolio (13 properties)	H&M, Lululemon, Michael Kors, Starbucks	2014	19.3%	104,630	86.5%	86.5%	3,190,830	35.25
North Carolina
Wake Forest Crossing	Lowe's, TJ Maxx	2016	23.1%	202,880	97.5%	97.5%	2,912,708	14.73
California
146 Geary Street	─	2015	23.1%	11,436	—%	—%	—	—
Union and Fillmore Collection (3 properties)	Eileen Fisher, L'Occitane, Bonobos	2015	20.8%	7,148	100.0%	100.0%	702,830	98.33
Total - Fund IV				2,669,051	81.9%	85.8%	$33,145,533	$15.16

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Fund V Portfolio Detail
New Mexico
Plaza Santa Fe	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,223	97.3%	99.4%	$3,790,462	$17.37
Michigan
New Towne Plaza	Kohl's, Jo-Ann's, DSW	2017	20.1%	193,446	95.4%	95.4%	2,135,908	11.58
Fairlane Green	TJ Maxx, Michaels, Bed Bath & Beyond	2017	20.1%	252,904	100.0%	100.0%	5,241,779	20.73
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's	2017	20.1%	380,565	92.1%	93.4%	4,001,612	11.42
Alabama
Trussville Promenade	Wal-Mart, Regal Cinemas	2018	20.1%	463,725	95.6%	95.6%	4,395,241	9.92
Georgia
Hiram Pavilion	Kohl's, HomeGoods	2018	20.1%	362,675	97.8%	97.8%	4,174,227	11.77
California
Elk Grove Commons	Kohl's, HomeGoods	2018	20.1%	220,726	99.2%	100.0%	4,712,546	21.52

Total - Fund V				2,098,264	96.4%	97.0%	$28,451,775	$14.06

TOTAL FUND PROPERTIES				5,422,713	86.6%	89.5%	$76,502,115	$16.29
Acadia Share of Total Fund Properties				1,181,775	86.3%	89.2%	$16,805,465	$16.48

(a)

Excludes properties under development, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than “leased occupancy,” but for which rent payment has not yet commenced. Residential and office GLA are excluded.

(b)	Property also includes 12,371 square feet of 2nd floor office space and a 29,760 square foot parking garage (131 spaces).

Major Tenants

No individual retail tenant accounted for more than 5.4% of base rents for the year ended December 31, 2018, or occupied more than 6.7% of total leased GLA as of December 31, 2018. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2018. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties including the Funds (GLA and Annualized Base Rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio (a)	Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	5	424	$8,141	6.7%	5.4%
H & M	3	85	5,398	1.3%	3.6%
Royal Ahold (b)	4	208	3,745	3.3%	2.5%
Albertsons Companies (c)	5	201	3,663	3.2%	2.4%
Nordstrom, Inc.	2	89	3,515	1.4%	2.3%
Walgreens	4	69	3,322	1.1%	2.2%
Bed, Bath, and Beyond (d)	5	132	3,219	2.1%	2.1%
TJX Companies (e)	20	282	2,977	4.4%	2.0%
Ascena Retail Group (f)	9	27	2,695	0.4%	1.8%
Lululemon	5	14	2,686	0.2%	1.8%
LA Fitness International LLC	3	108	2,680	1.7%	1.8%
Trader Joe's	5	49	2,612	0.8%	1.7%
Kohls	6	187	2,472	2.9%	1.6%
Verizon	4	26	2,412	0.4%	1.6%
Home Depot	4	337	2,173	5.3%	1.4%
Gap (g)	8	58	2,158	0.9%	1.4%
Ulta Salon Cosmetic & Fragrance	7	41	1,645	0.6%	1.1%
Bob's Discount Furniture	2	58	1,570	0.9%	1.0%
Tapestry (h)	2	4	1,507	0.1%	1.0%
JP Morgan Chase	9	30	1,495	0.5%	1.0%
Total	112	2,429	$60,085	38.2%	39.7%

(a)	Does not include tenants that operate at only one Acadia Core location
(b)	Stop and Shop (4 locations)
(c)	Shaw’s (4 locations), Acme (1 location)
(d)	Bed Bath and Beyond (3 locations), Christmas Tree Shops (1 location), Cost Plus (1 location)

(e)  TJ Maxx (9 locations, excluding one location under redevelopment, 4.7% including redevelopment), Marshalls (6 locations), HomeGoods (4 locations), HomeSense (1 location)

(f)	Catherine’s (3 locations), Lane Bryant (3 locations), Ann Taylor Loft (2 locations), Dress Barn (1 location)
(g)	Old Navy (6 locations), Banana Republic (1 location), Gap (1 location)
(h)	Kate Spade (2 locations)

Lease Expirations

The following tables show scheduled lease expirations on a pro rata basis for retail tenants in place as of December 31, 2018, assuming that none of the tenants exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	3	$175	0.1%	9,541	0.2%
2019	35	5,660	4.2%	242,659	5.2%
2020	56	11,312	8.4%	423,221	9.1%
2021	81	17,226	12.8%	812,705	17.6%
2022	55	12,133	9.0%	372,159	8.0%
2023	60	20,275	15.1%	666,905	14.4%
2024	53	14,417	10.7%	575,161	12.4%
2025	35	10,293	7.7%	240,837	5.2%
2026	29	5,414	4.0%	161,272	3.5%
2027	24	5,222	3.9%	159,800	3.5%
2028	41	18,022	13.4%	667,680	14.4%
Thereafter	27	14,010	10.7%	294,320	6.5%
Total	499	$134,159	100.0%	4,626,260	100.0%

Funds

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	4	$45	0.3%	7,714	0.8%
2019	42	673	4.0%	38,017	3.7%
2020	63	1,731	10.3%	159,148	15.6%
2021	79	2,136	12.7%	132,617	13.0%
2022	56	1,625	9.7%	111,846	11.0%
2023	49	1,061	6.3%	78,178	7.7%
2024	29	1,223	7.3%	75,785	7.4%
2025	28	1,324	7.9%	58,533	5.7%
2026	29	1,207	7.2%	54,606	5.4%
2027	19	486	2.9%	30,433	3.0%
2028	21	1,048	6.2%	44,333	4.3%
Thereafter	29	4,246	25.2%	228,515	22.4%
Total	448	$16,805	100.0%	1,019,725	100.0%

(a)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.
(b)

No single market represents a material amount of exposure to the Company as it relates to the rents from these leases. Given the diversity of these markets, properties and characteristics of the individual spaces, the Company cannot make any general representations as it relates to the expiring rents and the rates for which these spaces may be re-leased.

Geographic Concentrations

The following table summarizes our operating retail properties by region, excluding redevelopment and pre-stabilization properties, as of December 31, 2018. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a,c)	% Occupied (b)	Annualized Base Rent (b,c)	Annualized Base Rent per Occupied Square Foot (c)	GLA	Annualized Base Rent
Core Portfolio:
Operating Properties:
New York Metro	1,674	93.9%	$48,653	$30.94	32.3%	36.4%
Chicago Metro	686	90.0%	37,583	60.90	13.2%	28.0%
Mid-Atlantic	1,190	95.1%	15,457	15.74	23.0%	11.5%
New England	772	96.9%	10,620	16.24	14.9%	7.9%
Midwest	570	93.1%	8,241	15.53	11.0%	6.1%
Washington D.C. Metro	139	95.2%	7,387	55.91	2.7%	5.5%
San Francisco Metro	149	100.0%	6,218	41.78	2.9%	4.6%
Total Core Operating Properties	5,180	94.2%	$134,159	$28.91	100.0%	100.0%

Fund Portfolio:
Operating Properties:
Pro Rata by Geography:
New York Metro	229	75.9%	$5,021	$28.89	19.4%	30.0%
Southeast	310	94.8%	3,835	13.07	26.2%	22.8%
Northeast	276	78.3%	2,206	10.19	23.4%	13.1%
Midwest	90	98.0%	1,483	16.87	7.6%	8.8%
Mid-Atlantic	113	88.4%	1,400	13.98	9.6%	8.3%
Chicago Metro	70	83.6%	1,005	17.12	5.9%	6.0%
West	45	99.2%	947	21.52	3.8%	5.6%
Southwest	45	97.3%	762	17.37	3.8%	4.5%
San Francisco Metro	4	36.0%	146	98.33	0.3%	0.9%
Total Fund Operating Properties	1,182	86.3%	$16,805	$16.48	100.0%	100.0%

(a)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
(b)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2018.
(c)	The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region.

Development and Redevelopment Activities

As part of our strategy, we invest in retail real estate assets that may require significant development. As of December 31, 2018, we had six development or redevelopment projects in various stages of the development process.

Property	Ownership	Location	Estimated Stabilization	Square Feet Upon Completion	Leased Rate	Key Tenants	Outstanding Debt	Incurred (b)	Estimated Future Range			Estimated Total Range
Development:
CORE
56 E Walton Street (a)	100.0%	Chicago, IL	2019	8,874	—%	TBD	$—	$10.1	$—	to	$0.4	$10.1	to	$10.5
FUND III
Broad Hollow Commons	100.0%	Farmingdale, NY	2021	180,000 - 200,000	—%	TBD	—	17.2	32.8	to	42.8	50.0	to	60.0

FUND IV
717 N. Michigan Avenue	100.0%	Chicago, IL	2020	62,000	25.0%	Disney Store	66.6	107.9	12.1	to	19.6	120.0	to	127.5
							$66.6	$135.2	$44.9		$62.8	$180.1		$198.0
Redevelopment:

CORE
City Center	100.0%	San Francisco, CA	2020	241,000	90.0%	Target	$—	$172.0	$18.0	to	$28.0	$190.0	to	$200.0
Route 6 Mall	100.0%	Honesdale, PA	TBD	TBD	100.0%	TBD	—	TBD	TBD		TBD	TBD		TBD
Mad River	100.0%	Dayton, OH	TBD	TBD	50.0%	TBD	—	TBD	TBD	to	TBD	TBD	to	TBD
							$—	$172.0	$18.0		$28.0	$190.0		$200.0
Pre-Stabilized:

CORE
613-623 West Diversey	100.0%	Chicago, IL	2019	29,778	76.1%	TJ Maxx, Blue Mercury	$—

FUND II
City Point	94.2%	New York, NY	2020	475,000	81.7%	Century 21, Target, Alamo Drafthouse	264.6

FUND III
Cortlandt Crossing	100.0%	Mohegan Lake, NY	2019	125,906	73.6%	ShopRite, HomeSense	26.0
654 Broadway	100.0%	New York, NY	2019	2,896	100.0%	─	—
640 Broadway	63.1%	New York, NY	2019	4,637	53.2%	Swatch	49.5
Nostrand Avenue	100.0%	Brooklyn, NY	2019	40,977	94.1%	─	10.1

FUND IV
Paramus Plaza	50.0%	Paramus, NJ	2019	150,660	74.1%	Ashley Furniture, Marshalls	17.6
650 Bald Hill Road	90.0%	Warwick, RI	2019	168,764	81.1%	Dick's Sporting Goods, Burlington Coat Factory	16.5
210 Bowery	100.0%	New York, NY	2019	2,538	—%	─	—
801 Madison	100.0%	New York, NY	2019	2,625	—%	─	—
27 E 61st Street	100.0%	New York, NY	2019	4,177	—%	─	—
1035 Third Avenue	100.0%	New York, NY	2019	7,617	70.6%	─	38.4
							$422.7

(a)	56 E Walton Street was moved from Development to Pre-Stabilized effective January 1, 2019.
(b)	Incurred amounts include costs associated with the initial carrying value.

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information, Dividends and Holders of Record of our Common Shares

At February 13, 2019, there were 270 holders of record of our Common Shares, which are traded on the New York Stock Exchange under the symbol “AKR.” Our quarterly dividends declared are discussed in Note 10 and the characterization of such dividends for Federal Income Tax purposes is discussed in Note 14.

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

The following table provides information related to the Second Amended 2006 Plan as of December 31, 2018:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,173,692
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,173,692

Remaining Common Shares available under the Amended 2006 Plan are as follows:

Outstanding Common Shares as of December 31, 2018	81,557,472
Outstanding OP Units as of December 31, 2018	5,030,417
Total Outstanding Common Shares and OP Units	86,587,889

Common Shares and OP Units pursuant to the Second Amended 2006 Plan	8,893,681
Total Common Shares available under equity compensation plans	8,893,681

Less: Issuance of Restricted Shares and LTIP Units Granted	(4,948,216)
Issuance of Options Granted	(2,771,773)
Number of Common Shares remaining available	1,173,692

Share Price Performance

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2013, through December 31, 2018, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2013, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

	At December 31,
Index	2013	2014	2015	2016	2017	2018
Acadia Realty Trust	$100.00	$134.48	$144.55	$147.43	$128.04	$115.96
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
NAREIT All Equity REIT Index	100.00	128.03	131.64	143.00	155.41	149.12
SNL REIT Retail Shopping Ctr Index	100.00	129.58	136.51	141.27	125.62	105.42

Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. The Company did not repurchase any shares during the years ended December 31, 2017 or 2016. As of December 31, 2018, management may repurchase up to approximately $144.9 million of the Company’s outstanding Common Shares under this program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
OPERATING DATA:
Revenues	$262,213	$250,262	$189,939	$199,063	$179,681
Operating expenses, excluding depreciation and impairment charges	(117,123)	(113,554)	(98,039)	(88,850)	(79,104)
Depreciation and amortization	(117,549)	(104,934)	(70,011)	(60,751)	(49,645)
Impairment charges	—	(14,455)	—	(5,000)	—
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	9,302	23,371	39,449	37,330	111,578
Interest income	13,231	29,143	25,829	16,603	12,607
Gain on change in control and other	—	5,571	—	1,596	2,724
Interest expense	(69,978)	(58,978)	(34,645)	(37,297)	(39,426)
(Loss) income from continuing operations before income taxes	(19,904)	16,426	52,522	62,694	138,415
Income tax (provision) benefit	(934)	(1,004)	105	(1,787)	(629)
(Loss) income from continuing operations before gain on disposition of properties	(20,838)	15,422	52,627	60,907	137,786
Income from discontinued operations, net of tax	—	—	—	—	1,222
Gain on disposition of properties, net of tax	5,140	48,886	81,965	89,063	13,138
Net (loss) income	(15,698)	64,308	134,592	149,970	152,146
Loss (income) attributable to noncontrolling interests:
Continuing operations	47,137	(2,838)	(61,816)	(84,262)	(80,059)
Discontinued operations	—	—	—	—	(1,023)
Net loss (income) attributable to noncontrolling interests	47,137	(2,838)	(61,816)	(84,262)	(81,082)
Net income attributable to Acadia	$31,439	$61,470	$72,776	$65,708	$71,064

Supplemental Information:
Income from continuing operations attributable to Acadia	$31,439	$61,470	$72,776	$65,708	$70,865
Income from discontinued operations attributable to Acadia	—	—	—	—	199
Net income attributable to Acadia	$31,439	$61,470	$72,776	$65,708	$71,064
Basic earnings per share:
Income from continuing operations	$0.38	$0.73	$0.94	$0.94	$1.18
Income from discontinued operations	—	—	—	—	—
Basic earnings per share	$0.38	$0.73	$0.94	$0.94	$1.18
Diluted earnings per share:
Income from continuing operations	$0.38	$0.73	$0.94	$0.94	$1.18
Income from discontinued operations	—	—	—	—	—
Diluted earnings per share	$0.38	$0.73	$0.94	$0.94	$1.18
Weighted average number of Common Shares outstanding
Basic	82,080	83,683	76,231	68,851	59,402
Diluted	82,080	83,685	76,244	68,870	59,426
Cash dividends declared per Common Share	$1.09	$1.05	$1.16	$1.22	$1.23
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$3,697,805	$3,466,482	$3,382,000	$2,736,283	$2,208,595
Total assets	3,958,780	3,960,247	3,995,960	3,032,319	2,720,721
Total indebtedness, net	1,550,545	1,424,409	1,488,718	1,358,606	1,118,602
Total common shareholders’ equity	1,459,505	1,567,199	1,588,577	1,100,488	1,055,541
Noncontrolling interests	622,442	648,440	589,548	420,866	380,416
Total equity	2,081,947	2,215,639	2,178,125	1,521,354	1,435,957
OTHER:
Funds from operations attributable to Common Shareholders and Common OP Unit holders (a)	118,870	134,667	117,070	111,560	78,882
Cash flows provided by (used in): (b)
Operating activities	96,076	114,655	109,848	113,598	82,519
Investing activities	(136,619)	4,063	(613,564)	(354,503)	(268,516)
Financing activities	(10,278)	(127,758)	488,365	96,101	324,388

(a)

Funds from operations is a non-GAAP measure. For an explanation of the measure and a reconciliation to the nearest GAAP measure, see “Item 7. Management’s Discussion and Analysis — Supplemental Financial Measures.”

(b)	Cash flow activities for the years ended December 31, 2015 and 2014 have not been adjusted for the impact of ASUs 2016-15 and 2016-18 (Note 1).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2018, there were 171 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. See Item 2. Properties for a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at December 31, 2018.

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

SIGNIFICANT DEVELOPMENTS DURING THE year ended December 31, 2018

Investments

During the year ended December 31, 2018, within our Fund portfolio we invested in three new consolidated properties aggregating $149.0 million as follows (Note 2):

•	On October 23, 2018, Fund V acquired a shopping center in Hiram, Georgia for $44.4 million referred to as “Hiram Pavilion.”
•	On July 18, 2018, Fund V acquired a suburban shopping center in Elk Grove, California for $59.3 million referred to as “Elk Grove Commons.”
•	On February 21, 2018, Fund V acquired a suburban shopping center in Trussville, Alabama for $45.3 million referred to as “Trussville.”

On October 11, 2018, Fund IV obtained the venture partner’s interest in one of its equity method investments and consolidated 11 Broughton Street Portfolio properties (Note 4).

In addition, within our Core Portfolio, we converted a portion of an existing note receivable (Note 3) into an interest in the unconsolidated underlying real estate collateral as follows:

•	On March 28, 2018, we exchanged a total of $22.0 million of our Brandywine Note Receivable plus accrued interest of $0.3 million for an incremental 14.11% undivided interest in Town Center (Note 4).

Dispositions of Real Estate

During the year ended December 31, 2018, within our Funds we sold six properties and four retail condominium units for an aggregate sales price of $76.6 million as follows (Note 2, Note 4):

•	On November 30, December 10, 17, and 21, Fund IV sold four consolidated condominium units for an aggregate of $12.1 million, for which there was no gain or loss.
•	On August 29, Fund IV sold one of its unconsolidated Broughton Street properties for $2.0 million, resulting in a loss of $0.3 million of which our share was $0.1 million.
•	On August 29, Fund IV sold its consolidated 1861 Union Street property for $6.0 million, resulting in a gain of $2.2 million at the property level of which our share was $0.5 million.
•	On August 27, Fund IV sold its consolidated Lake Montclair property for $22.5 million and recognized a gain of $2.9 million at the property level of which our share was $0.7 million.
•	On April 17, 2018, Fund II sold its consolidated Sherman Avenue property, which was previously classified as held for sale, for $26.0 million.
•

On January 18, 2018, Fund IV sold two unconsolidated Broughton Street properties for aggregate proceeds of $8.0 million and recognized a loss of $0.4 million at the property level, of which both Fund IV and our pro-rata share was negligible.

In addition, on June 29, 2018, a Fund IV unconsolidated investee terminated its master leases at two of its Broughton Street properties.

Financings

During the year ended December 31, 2018, we obtained aggregate net new financing of $233.0 million including (Note 7):

•	We obtained an aggregate of $109.5 million in financings through four new mortgages for Fund V.
•	We obtained a $73.5 million mortgage for Sullivan Center, a Core property.
•

We obtained a new $500.0 million Core Credit Facility comprised of a $150.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan and refinanced our existing $300.0 million credit facility (comprised of the $150.0 million Core unsecured revolving line of credit and the $150.0 million term loan) and $150.0 million in term loans.

During the year ended December 31, 2018, we utilized proceeds from the new term loan to repay one Core mortgage in the amount of $40.4 million. The Funds also repaid three non-recourse Fund mortgages aggregating $27.2 million in connection with three of the property sales noted above.

Structured Financing

During the year ended December 31, 2018 (Note 3) we entered into the following structured financing transactions:

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

Share Repurchase Plan

In February 2018, our Board of Trustees elected to terminate the existing repurchase program and authorized a new common share repurchase program under which we may repurchase, from time to time, up to a maximum of $200.0 million of our common shares (Note 10). Through December 31, 2018, we repurchased 2,294,235 shares for $55.1 million.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The results of operations by reportable segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2018				December 31, 2017				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$167.9	$94.3	$—	$262.2	$170.0	$80.3	$—	$250.3	$(2.1)	$14.0	$—	$11.9
Depreciation and amortization	(60.9)	(56.6)	—	(117.5)	(61.7)	(43.2)	—	(104.9)	(0.8)	13.4	—	12.6
Property operating expenses, other operating and real estate taxes	(45.1)	(37.6)	—	(82.8)	(45.3)	(34.4)	—	(79.8)	(0.2)	3.2	—	3.0
General and administrative expenses	—	—	—	(34.3)	—	—	—	(33.8)	—	—	—	0.5
Impairment charge	—	—	—	—	—	(14.5)	—	(14.5)	—	(14.5)	—	(14.5)
Operating income (loss)	61.9	—	—	27.5	62.9	(11.8)	—	17.3	(1.0)	11.8	—	10.2
Gain on disposition of properties, net of tax	—	5.1	—	5.1	—	48.9	—	48.9	—	(43.8)	—	(43.8)
Interest income	—	—	13.2	13.2	—	—	29.1	29.1	—	—	(15.9)	(15.9)
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	7.4	1.9	—	9.3	3.7	19.6	—	23.4	3.7	(17.7)	—	(14.1)
Interest expense	(27.6)	(42.4)	—	(70.0)	(28.6)	(30.4)	—	(59.0)	(1.0)	12.0	—	11.0
Gain on change in control	—	—	—	—	5.6	—	—	5.6	(5.6)	—	—	(5.6)
Income tax provision	—	—	—	(0.9)	—	—	—	(1.0)	—	—	—	0.1
Net income (loss)	41.7	(35.3)	13.2	(15.7)	43.6	26.3	29.1	64.3	(1.9)	(61.6)	(15.9)	(80.0)
Net loss (income) attributable to noncontrolling interests	0.8	46.4	—	47.1	(1.1)	(1.7)	—	(2.8)	(1.9)	(48.1)	—	(49.9)
Net income attributable to Acadia	$42.4	$11.0	$13.2	$31.4	$42.5	$24.6	$29.1	$61.5	$(0.1)	$(13.6)	$(15.9)	$(30.1)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $0.1 million for the year ended December 31, 2018 compared to the prior year as a result of the changes further described below.

Revenues for our Core Portfolio decreased $2.1 million for the year ended December 31, 2018 compared to the prior year due primarily to a decrease of $4.3 million related to tenant bankruptcies in 2018 and a decrease of $2.5 million due to a real estate tax reassessment at a property in 2017. These decreases were partially offset by a $2.4 million increase from the conversion of a portion of a note receivable into increased ownership in real estate during 2018 (Note 4) and a $2.4 million increase from the write-off of below market leases at properties in 2018.

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased $3.7 million for the year ended December 31, 2018 compared to the prior year primarily due to the conversion of a portion of a note receivable into increased ownership in real estate as described above.

Interest expense for our Core Portfolio decreased $1.0 million for the year ended December 31, 2018 compared to the prior year due to lower average outstanding borrowings in 2018 compared to 2017.

The gain on change in control of $5.6 million during the year ended December 31, 2017 resulted from the consolidation of our investment in Market Square upon acquisition of the outstanding third-party interests (Note 4).

Net loss (income) attributable to noncontrolling interests for our Core Portfolio decreased $1.9 million for the year ended December 31, 2018 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $13.6 million for the year ended December 31, 2018 compared to the prior year as a result of the changes described below. The net loss for our Funds for the year ended December 31, 2018 is primarily related to depreciation and amortization on pre-stabilized assets.

Revenues for the Funds increased $14.0 million for the year ended December 31, 2018 compared to the prior year primarily due to a $22.5 million increase from Fund property acquisitions in 2017 and 2018, a $2.6 million increase from development projects being placed in service during 2017. These increases were partially offset by a decrease of $10.5 million related to property sales in 2017 and 2018.

Depreciation and amortization for the Funds increased $13.4 million for the year ended December 31, 2018 compared to the prior year primarily due to an $12.1 million increase from Fund property acquisitions in 2017 and 2018 and as well as $5.7 million from development projects being placed in service during 2017. These increases were partially offset by a decrease of $4.3 million related to property sales in 2017 and 2018.

Property operating expenses, other operating and real estate taxes for the Funds increased $3.2 million for the year ended December 31, 2018 compared to the prior year primarily due to a $6.8 million increase from Fund property acquisitions in 2017 and 2018 and a $1.0 million increase from the City Point project being placed in service during 2017. These increases were partially offset by a decrease of $4.5 million from property sales in 2017 and 2018.

Impairment charge during the year ended December, 31, 2017 totaled $14.5 million, comprised of charges of $10.6 million for a property classified as held for sale in 2017 and $3.8 million for a property sold in 2017 (Note 8).

Gain on disposition of properties for the Funds decreased $43.8 million for the year ended December 31, 2018 compared to the prior year due to the sales of Lake Montclair and 1861 Union in Fund IV in 2018, which aggregated $5.1 million and the sales of 216th street, City Point Tower 1 and 161st street in Fund II, New Hyde Park Shopping Center in Fund III and 1151 Third Avenue in Fund IV in 2017, which aggregated $48.9 million.

Equity in earnings of unconsolidated affiliates for the Funds decreased $17.7 million for the year ended December 31, 2018 compared to the prior year primarily due to the Fund’s proportionate share of $14.8 million in aggregate gains from the sales of Arundel Plaza, 1701 Belmont Avenue and 2819 Kennedy Boulevard during 2017, $3.1 million from distributions in excess of our carrying value related to Fund II’s investment in Mervyns and Albertson’s in 2017 and $2.5 million from the recognition of 100% of the net loss from Broughton Street in 2018 as our partner is no longer absorbing their share of the losses. These decreases were partially offset by $3.2 million for a distribution in excess of carrying value from Fund III’s investment in the Self-Storage Management (Note 4) during 2018.

Interest expense for the Funds increased $12.0 million for the year ended December 31, 2018 compared to the prior year due to $8.2 million less interest capitalized primarily related to our Fund II City Point project during 2018 and a $6.1 million increase related to higher average outstanding rates in 2018. These increases were offset by $1.5 million of higher loan cost amortization in 2017 and $1.0 million for lower average outstanding borrowings in 2018.

Net loss (income) attributable to noncontrolling interests for the Funds decreased $48.1 million for the year ended December 31, 2018 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. (Income) loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $18.0 million and $18.4 million for the years ended December 31, 2018 and 2017, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $15.9 million for the year ended December 31, 2018 compared to the prior year primarily due to $7.2 million from the conversion of a portion of a note receivable into increased ownership in the real estate (Note 4), the recognition of additional interest of $3.9 million during 2017 on the repayment of a note (Note 3) and $4.8 million from loan payoffs during 2017 and 2018.

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

Comparison of Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The results of operations by reportable segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2017				December 31, 2016				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$170.0	$80.3	$—	$250.3	$150.2	$39.7	$—	$189.9	$19.8	$40.6	$—	$60.4
Depreciation and amortization	(61.7)	(43.2)	—	(104.9)	(54.6)	(15.4)	—	(70.0)	7.1	27.8	—	34.9
Property operating expenses, other operating and real estate taxes	(45.3)	(34.4)	—	(79.8)	(39.6)	(17.8)	—	(57.4)	5.7	16.6	—	22.4
General and administrative expenses	—	—	—	(33.8)	—	—	—	(40.6)	—	—	—	(6.8)
Impairment charge	—	(14.5)	—	(14.5)	—	—	—	—	—	14.5	—	14.5
Operating income (loss)	62.9	(11.8)	—	17.3	56.0	6.5	—	21.9	6.9	(18.3)	—	(4.6)
Gain on disposition of properties, net of tax	—	48.9	—	48.9	—	82.0	—	82.0	—	(33.1)	—	(33.1)
Interest income	—	—	29.1	29.1	—	—	25.8	25.8	—	—	3.3	3.3
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	3.7	19.6	—	23.4	3.8	35.7	—	39.4	(0.1)	(16.1)	—	(16.0)
Interest expense	(28.6)	(30.4)	—	(59.0)	(27.4)	(7.2)	—	(34.6)	1.2	23.2	—	24.4
Gain on change in control	5.6	—	—	5.6	—	—	—	—	5.6	—	—	5.6
Income tax (provision) benefit	—	—	—	(1.0)	—	—	—	0.1	—	—	—	(1.1)
Net income (loss)	43.6	26.3	29.1	64.3	32.4	116.9	25.8	134.6	11.2	(90.6)	3.3	(70.3)
Net income attributable to noncontrolling interests	(1.1)	(1.7)	—	(2.8)	(3.4)	(58.4)	—	(61.8)	(2.3)	(56.7)	—	(59.0)
Net income attributable to Acadia	$42.5	$24.6	$29.1	$61.5	$29.0	$58.5	$25.8	$72.8	$13.5	$(33.9)	$3.3	$(11.3)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased by $13.5 million for the year ended December 31, 2017 compared to the prior year as a result of the changes as further described below.

Revenues from our Core Portfolio increased by $19.8 million for the year ended December 31, 2017 compared to 2016 due to $22.7 million related to Core property acquisitions in 2016 partially offset by $3.8 million attributable to the deconsolidation of the Brandywine Portfolio in 2016.

Depreciation and amortization for our Core Portfolio increased by $7.1 million for the year ended December 31, 2017 compared to 2016 due to $10.3 million of additional depreciation related to Core property acquisitions in 2016 partially offset by $3.4 million of additional depreciation and amortization related to an adjustment for tenant kick-out options in 2016 (Note 1).

Property operating, other operating expenses and real estate taxes for our Core Portfolio increased by $5.7 million for the year ended December 31, 2017 compared to 2016 primarily due to Core property acquisitions in 2016.

Interest expense for the Core Portfolio increased $1.2 million for the year ended December 31, 2017 compared to 2016 due to $2.1 million from higher average outstanding balances in 2017 and a $0.9 million increase in capital lease interest in 2017, partially offset by $1.0 million due to lower average interest rates.

The gain on change in control of $5.6 million during the year ended December 31, 2017 resulted from the consolidation of our investment in Market Square upon acquisition of the outstanding third-party interests (Note 4).

Net income attributable to noncontrolling interests decreased $2.3 million due to the change in control of the Brandywine Portfolio in 2016.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased by $33.9 million for the year ended December 31, 2017 compared to 2016 as a result of the changes described below.

Revenues from the Funds increased by $40.6 million for the year ended December 31, 2017 compared to 2016 primarily due to $26.1 million related to Fund property acquisitions in 2016 and 2017 as well as $13.6 million from development projects being placed in service during 2017 (Note 2).

Depreciation and amortization for the Funds increased by $27.8 million for the year ended December 31, 2017 compared to 2016 primarily due to $15.9 million related to Fund property acquisitions in 2016 and 2017 as well as $11.0 million from the development projects being placed in service during 2017.

Property operating, other operating expenses and real estate taxes for the Funds increased by $16.6 million for the year ended December 31, 2017 compared to 2016 due to $8.5 million from the development projects placed into service in 2017 as well as $6.8 million from Fund property acquisitions in 2016 and 2017.

Impairment charges during the year ended December 31, 2017 totaled $14.5 million, comprised of charges of $10.7 million for a property classified as held for sale in 2017 and $3.8 million for a property sold in 2017 (Note 8).

Gain on disposition of properties for the Funds decreased by $33.1 million for the year ended December 31, 2017 compared to 2016. Gains during 2017 include $31.5 million from the sale of Fund II’s 260 E. 161st Street property, $6.5 million from the sale of Fund II’s 216th Street property, $5.2 million from Fund IV’s 1151 Third Avenue property and $6.4 million from the sale of Fund III’s New Hyde Park Shopping Center. Gains during 2016 comprised $16.6 million from the sale of Fund III’s Heritage Shops and $65.4 million from the sale of a 65% interest in Cortlandt Town Center.

Equity in earnings of unconsolidated affiliates for the Funds decreased by $16.1 million for the year ended December 31, 2017 compared to 2016 primarily due to the Fund’s proportionate share of $14.8 million in aggregate gains from the sales of 1701 Belmont Avenue, Arundel Plaza and 2819 Kennedy Boulevard during 2017 as well as distributions in excess of our carrying value related to investments in Mervyn’s and Albertsons (Note 4) versus the Fund’s proportionate share of $36.0 million from the sale of Cortlandt Town Center in 2016.

Interest expense for the Funds increased $23.2 million for the year ended December 31, 2017 compared to 2016 due to $7.8 million less interest capitalized during 2017, a $6.0 million increase related to higher average interest rates in 2017, a $5.1 million increase related to higher average outstanding borrowings in 2017, and a $2.9 million increase in amortization of additional loan costs in 2017.

Net income attributable to noncontrolling interests in the Funds decreased by $56.7 million for the year ended December 31, 2017 compared to 2016 due to the noncontrolling interests’ share of the variances discussed above. Income attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $18.4 million and $15.6 million for the years ended December 31, 2017 and 2016, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Net income for Structured Financing increased by $3.3 million compared to the prior year primarily due to the recognition of additional interest of $3.6 million during 2017 on the repayment of a note (Note 3) and new loans originated during 2016. These increases were partially offset by the conversion of a portion of a note receivable into increased ownership in the real estate in 2017 (Note 4).

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

NOI represents property revenues less property expenses. We consider NOI and rent spreads on new and renewal leases for our Core Portfolio to be appropriate supplemental disclosures of Core Portfolio operating performance due to their widespread acceptance and use within the REIT investor and analyst communities. NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance, however, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated operating income	$27,541	$17,319	$21,889
Add back:
General and administrative	34,343	33,756	40,648
Depreciation and amortization	117,549	104,934	70,011
Impairment charge	—	14,455	—
Less:
Above/below market rent and straight-line rent	(23,521)	(21,110)	(5,313)
Consolidated NOI	155,912	149,354	127,235

Noncontrolling interest in consolidated NOI	(37,496)	(28,379)	(20,872)
Less: Operating Partnership's interest in Fund NOI included above	(9,790)	(7,927)	(4,981)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	24,919	19,539	16,547
NOI - Core Portfolio	$133,545	$132,587	$117,929

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Year Ended December 31,
	2018	2017
Core Portfolio NOI	$133,545	$132,587
Less properties excluded from Same-Property NOI	(7,353)	(8,633)
Same-Property NOI	$126,192	$123,954

Percent change from prior year period	1.8%

Components of Same-Property NOI:
Same-Property Revenues	$173,471	$168,624
Same-Property Operating Expenses	(47,279)	(44,670)
Same-Property NOI	$126,192	$123,954

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the year ended December 31, 2018. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Year Ended December 31, 2018
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	68	68
GLA commencing	562,304	562,304
New base rent	$20.49	$21.14
Expiring base rent	$18.80	$18.17
Percent growth in base rent	9.0%	16.4%
Average cost per square foot (a)	$7.51	$7.51
Weighted average lease term (years)	5.4	5.4

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

	Year Ended December 31,
(dollars in thousands except per share data)	2018	2017	2016
Net income attributable to Acadia	$31,439	$61,470	$72,776

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	85,852	83,515	67,446
Impairment charge (net of noncontrolling interests' share)	—	1,088	—
Gain on sale (net of noncontrolling interests’ share)	(994)	(15,565)	(28,154)
Income attributable to Common OP Unit holders	2,033	3,609	4,442
Distributions - Preferred OP Units	540	550	560
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$118,870	$134,667	$117,070

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	82,080,159	83,682,789	76,231,000
Weighted-average OP Units outstanding	4,941,661	4,741,058	4,435,041
Basic weighted-average shares outstanding, FFO	87,021,820	88,423,847	80,666,041
Assumed conversion of Preferred OP Units to common shares	499,345	505,045	435,274
Assumed conversion of LTIP units and restricted share units to common shares	206,646	69,488	150,843
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	87,727,811	88,998,380	81,252,158

Diluted Funds from operations, per Common Share and Common OP Unit	$1.35	$1.51	$1.44

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2018, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $95.9 million.

Investments in Real Estate

During the year ended December 31, 2018, within our Fund portfolio we invested in three new properties aggregating $149.0 million as follows (Note 2):

•	On October 23, 2018, Fund V acquired a consolidated suburban shopping center in Hiram, Georgia for $44.4 million referred to as “Hiram Pavilion.”
•	On July 18, 2018, Fund V acquired a consolidated suburban shopping center in Elk Grove, California for $59.3 million referred to as “Elk Grove Commons.”
•	On February 21, 2018, Fund V acquired a consolidated suburban shopping center in Trussville, Alabama for $45.3 million referred to as “Trussville.”

For activity subsequent to December 31, 2018, see Note 15.

Capital Commitments

During the year ended December 31, 2018, we made capital contributions aggregating $12.8 million to our Funds. At December 31, 2018, our share of the remaining capital commitments to our Funds aggregated $119.0 million as follows:

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

Development Activities

During the year ended December 31, 2018, capitalized costs associated with development activities totaled $45.9 million. At December 31, 2018, our Funds had a total of five properties under development and redevelopment for which the estimated total cost to complete these projects through 2020 was $62.9 million to $90.8 million and our share was approximately $28.8 million to $43.4 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,
	2018	2017
Total Debt - Fixed and Effectively Fixed Rate	$1,001,658	$899,650
Total Debt - Variable Rate	558,675	538,736
	1,560,333	1,438,386
Net unamortized debt issuance costs	(10,541)	(14,833)
Unamortized premium	753	856
Total Indebtedness	$1,550,545	$1,424,409

As of December 31, 2018, our consolidated outstanding mortgage and notes payable aggregated $1,560.3 million, excluding unamortized premium of $0.8 million and unamortized loan costs of $10.5 million, and were collateralized by 43 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.00% with maturities that ranged from February 20, 2019 to August 23, 2042. Taking into consideration $609.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,001.7 million of the portfolio debt, or 64.2%, was fixed at a 3.85% weighted-average interest rate and $558.7 million, or 35.8% was floating at a 4.11% weighted average interest rate as of December 31, 2018. Our variable-rate debt includes $143.8 million of debt subject to interest rate caps.

There is $212.7 million of debt maturing in 2019 at a weighted-average interest rate of 5.48%; there is $6.4 million of scheduled principal amortization due in 2019; and our share of scheduled remaining 2019 principal payments and maturities on our unconsolidated debt was $2.1 million at December 31, 2018. In addition, $527.3 million of our total consolidated debt and $10.2 million of our pro-rata share of unconsolidated debt will come due in 2020. As it relates to the maturing debt in 2019 and 2020, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at December 31, 2018 and December 31, 2017 (Note 7).

Share Repurchases

The Company repurchased $55.1 million, or 2,294,235 shares, pursuant to its new share repurchase program during the year ended December 31, 2018.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2018 totaled $21.3 million. Our remaining sources of liquidity are described further below.

Issuance of Equity

We have an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. There were no issuances of equity either through follow-on offerings or under the ATM program during the year ended December 31, 2018.

Fund Capital

During the year ended December 31, 2018, Fund III called capital contributions totaling $12.4 million, Fund IV called capital contributions of $8.1 million and Fund V called capital contributions of $39.3 million, of which our aggregate share was $12.8 million. At December 31, 2018, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $19.7 million, $84.0 million and $347.5 million, respectively.

Asset Sales

As previously discussed, during the year ended December 31, 2018, within our Fund portfolio we sold three unconsolidated properties, four consolidated retail condominium units and three consolidated properties for an aggregate sales price of $76.6 million (Note 4, Note 2).

Structured Financing Repayments

During the year ended December 31, 2018, we received total collections on one note receivable of $26.0 million (Note 3).

Financing and Debt

As of December 31, 2018, we had $200.0 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 69 unleveraged consolidated properties with an aggregate carrying value of approximately $1.5 billion and one unleveraged unconsolidated property for which our share of the carrying value was $99.3 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2018 with the cash flow for the year ended December 31, 2017 (in millions):

	Year Ended December 31,
	2018	2017	Variance
Net cash provided by operating activities	$96.1	$114.7	$(18.6)
Net cash (used in) provided by investing activities	(136.6)	4.1	(140.7)
Net cash used in financing activities	(10.3)	(127.8)	117.5
Decrease in cash and restricted cash	$(50.8)	$(9.0)	$(41.8)

Operating Activities

Our operating activities provided $18.6 million less cash during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a reduction in interest income, an increase in interest expense and an increase in property expenses partially offset by cash flows from the 2017 and 2018 Fund acquisitions.

Investing Activities

During the year ended December 31, 2018 as compared to the year ended December 31, 2017, our investing activities used $140.7 million more cash, primarily due to (i) $196.8 million less cash received from the proceeds from dispositions of properties, (ii) $17.3 million less cash received from return of capital from unconsolidated affiliates, and (iii) $6.0 million less cash received from repayments of notes receivable in 2018. These reductions in cash received were partially offset by (i) $56.1 million less cash used for the acquisition of real estate, (ii) $13.3 million less cash used for development and property improvement costs and (iii) $7.6 million less cash used for the issuance of notes receivable.

Financing Activities

Our financing activities used $117.5 million less cash during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily from (i) an increase of $189.2 million of cash provided from net borrowings, (ii) a decrease of $10.6 million in cash paid for dividends to common shareholders and (iii) a decrease of $8.4 million in distributions to noncontrolling interests. These items were partially offset by (i) $55.1 million more cash used for the repurchase of Common Shares and (ii) a decrease in cash of $37.6 million from capital contributions from noncontrolling interests.

Cash Flows for 2017 Compared to 2016

The following table compares the historical cash flow for the year ended December 31, 2017 with the cash flow for the year ended December 31, 2016 (dollars in millions):

	Year Ended December 31,
	2017	2016	Variance
Net cash provided by operating activities	$114.7	$109.8	$4.9
Net cash (used in) provided by investing activities	4.1	(613.6)	617.7
Net cash used in financing activities	(127.8)	488.4	(616.2)
Decrease in cash and restricted cash	$(9.0)	$(15.4)	$6.4

Operating Activities

Our operating activities provided $4.9 million more cash during the year ended December 31, 2017, primarily due to additional cash flow from 2016 and 2017 Core and Fund acquisitions partially offset by a $27.0 million rent prepayment received from a tenant in 2016.

Investing Activities

During the year ended December 31, 2017 as compared to the year ended December 31, 2016, our investing activities used $617.7 million less cash, primarily due to (i) $291.8 million less cash used for the acquisition of real estate, (ii) $146.8 million less cash used for the issuance of notes receivable, (iii) $110.3 million more cash received from disposition of properties, including unconsolidated affiliates, (iv) $65.6 million less cash used for investments and advances to unconsolidated investments, and (v) $41.3 million less cash used for development and property improvement costs. These items were partially offset by (i) $35.3 million less cash received from return of capital from unconsolidated affiliates, and (ii) $10.8 million less cash received from repayments of notes receivable.

Financing Activities

Our financing activities provided $616.2 million less cash during the year ended December 31, 2017, primarily from (i) $450.1 million less cash received from the issuance of Common Shares, (ii) a decrease in cash of $209.9 million from capital contributions from noncontrolling interests, and (iii) a decrease of $19.4 million of cash provided from net borrowings. These items were partially offset by a decrease of $66.1 million in cash distributions to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of December 31, 2018 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,560.3	$219.1	$707.8	$419.2	$214.2
Interest obligations on debt	245.9	76.7	84.7	44.1	40.4
Lease obligations (a)	203.1	4.8	8.9	8.8	180.6
Construction commitments (b)	55.5	55.5	—	—	—
Total	$2,064.8	$356.1	$801.4	$472.1	$435.2

(a)

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If we do not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2020.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		December 31, 2018
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Interest Rate	Maturity Date
230/240 W. Broughton	11.6%	$1.1	5.35%	May 2019
650 Bald Hill	20.8%	3.4	5.00%	Apr 2020
Eden Square (a)	22.8%	5.7	4.50%	Jun 2020
Promenade at Manassas (b)	22.8%	5.9	4.10%	Dec 2021
Gotham Plaza (c)	49.0%	9.8	3.95%	Jun 2023
Renaissance Portfolio	20.0%	32.0	4.05%	Aug 2023
Crossroads	49.0%	32.4	3.94%	Oct 2024
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	8.3	4.72%	Dec 2027
Total		$163.6

(a)

Our unconsolidated affiliate is a party to two interest rate LIBOR caps. One of the interest rate LIBOR caps has a notional value of $22.5 million, which effectively fixes the interest rate at 3.00%. The second interest rate LIBOR cap has a notional value of $2.5 million, which effectively fixes the interest rate at 3.85%.

(b)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap with a notional value of $25.8 million, which effectively fixes the interest rate at 4.57%.
(c)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap with a notional value of $19.9 million, which effectively fixes the interest rate at 3.49%.

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

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended December 31, 2018, 2017 and 2016.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2018 and 2017, the allowance for doubtful accounts totaled $7.9 million and $5.9 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocate purchase price based on these assessments. When acquisitions of properties do not meet the criteria for business combinations, as is the case for the majority of the Company’s acquisitions, no goodwill is recorded and acquisition costs are capitalized. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Structured Financings

Real estate notes receivable investments and preferred equity investments (“Structured Financings”) are intended to be held to maturity and are carried at cost. Interest income from Structured Financings is recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the Structured Financing investment is recognized over the term of the loan as an adjustment to yield.

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

Information as of December 31, 2018

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2018, we had total mortgage and other notes payable of $1,560.3 million, excluding the unamortized premium of $0.8 million and unamortized debt issuance costs of $10.5 million, of which $1,001.7 million, or 64.2% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $558.7 million, or 35.8%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of December 31, 2018, we were party to 29 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $609.9 million and $143.8 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2018 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019	$3.1	$26.2	$29.3	6.0%
2020	3.2	—	3.2	—%
2021	3.4	—	3.4	—%
2022	3.5	—	3.5	—%
2023	2.9	367.8	370.7	3.6%
Thereafter	15.4	185.3	200.7	4.0%
	$31.5	$579.3	$610.8

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019	$3.3	$186.5	$189.8	5.4%
2020	3.0	521.1	524.1	4.7%
2021	1.7	175.4	177.1	4.4%
2022	0.5	44.5	45.0	4.4%
2023	—	—	—	—%
Thereafter	—	13.5	13.5	2.6%
	$8.5	$941.0	$949.5

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019	$1.0	$1.1	$2.1	5.3%
2020	1.1	9.1	10.2	4.3%
2021	1.1	5.9	7.0	4.1%
2022	1.2	—	1.2	—%
2023	1.0	40.6	41.6	4.0%
Thereafter	1.6	99.9	101.5	4.3%
	$7.0	$156.6	$163.6

In 2019, $219.1 million of our total consolidated debt and $2.1 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $527.3 million of our total consolidated debt and $10.2 million of our pro-rata share of unconsolidated debt will become due in 2020. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $7.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. Interest expense on our variable-rate debt of $558.7 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2018, would increase $5.6 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.9 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2018, the fair value of our total consolidated outstanding debt would decrease by approximately $13.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $14.7 million.

As of December 31, 2018, and December 31, 2017, we had consolidated notes receivable of $109.6 million and $153.8 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2018, the fair value of our total outstanding notes receivable would decrease by approximately $1.1 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.1 million.

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

Changes in Market Risk Exposures from December 31, 2017 to December 31, 2018

Our interest rate risk exposure from December 31, 2017, to December 31, 2018, has increased on an absolute basis, as the $538.7 million of variable-rate debt as of December 31, 2017, has increased to $558.7 million as of December 31, 2018. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 37.5% of our consolidated debt as of December 31, 2017 compared to 35.8% as of December 31, 2018.

ITEM 8.FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Acadia Realty Trust

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

New York, New York

February 19, 2019

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2018	2017
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,160,851	$2,952,918
Real estate under development	120,297	173,702
Net investments in real estate	3,281,148	3,126,620
Notes receivable, net	109,613	153,829
Investments in and advances to unconsolidated affiliates	262,410	302,070
Other assets, net	208,570	214,959
Cash and cash equivalents	21,268	74,823
Rents receivable, net	62,191	51,738
Restricted cash	13,580	10,846
Assets of properties held for sale	—	25,362
Total assets	$3,958,780	$3,960,247

LIABILITIES
Mortgage and other notes payable, net	$1,017,288	$909,174
Unsecured notes payable, net	533,257	473,735
Unsecured line of credit	—	41,500
Accounts payable and other liabilities	214,961	210,052
Capital lease obligation	71,111	70,611
Dividends and distributions payable	24,593	24,244
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,623	15,292
Total liabilities	1,876,833	1,744,608
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 81,557,472 and 83,708,140 shares, respectively	82	84
Additional paid-in capital	1,548,603	1,596,514
Accumulated other comprehensive income	516	2,614
Distributions in excess of accumulated earnings	(89,696)	(32,013)
Total Acadia shareholders’ equity	1,459,505	1,567,199
Noncontrolling interests	622,442	648,440
Total equity	2,081,947	2,215,639
Total liabilities and equity	$3,958,780	$3,960,247

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands except per share amounts)	2018	2017	2016
Revenues
Rental income	$208,756	$198,941	$152,814
Expense reimbursements	48,284	44,907	32,282
Other	5,173	6,414	4,843
Total revenues	262,213	250,262	189,939
Operating expenses
Depreciation and amortization	117,549	104,934	70,011
General and administrative	34,343	33,756	40,648
Real estate taxes	36,712	35,946	25,630
Property operating	45,211	41,668	24,244
Impairment charge	—	14,455	—
Other operating	857	2,184	7,517
Total operating expenses	234,672	232,943	168,050
Operating income	27,541	17,319	21,889
Equity in earnings of unconsolidated affiliates inclusive of gain on disposition of properties of $0, $15,336 and $35,950, respectively	9,302	23,371	39,449
Interest income	13,231	29,143	25,829
Interest expense	(69,978)	(58,978)	(34,645)
Gain on change in control	—	5,571	—
(Loss) income from continuing operations before income taxes	(19,904)	16,426	52,522
Income tax (provision) benefit	(934)	(1,004)	105
(Loss) income from continuing operations before gain on disposition of properties	(20,838)	15,422	52,627
Gain on disposition of properties, net of tax	5,140	48,886	81,965
Net (loss) income	(15,698)	64,308	134,592
Net loss (income) attributable to noncontrolling interests	47,137	(2,838)	(61,816)
Net income attributable to Acadia	$31,439	$61,470	$72,776

Basic and diluted earnings per share	$0.38	$0.73	$0.94

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net (loss) income	$(15,698)	$64,308	$134,592
Other comprehensive (loss) income:
Unrealized (loss) income on valuation of swap agreements	(2,659)	634	(646)
Reclassification of realized interest on swap agreements	71	3,317	4,576
Other comprehensive (loss) income	(2,588)	3,951	3,930
Comprehensive (loss) income	(18,286)	68,259	138,522
Comprehensive loss (income) attributable to noncontrolling interests	47,627	(3,377)	(62,081)
Comprehensive income attributable to Acadia	$29,341	$64,882	$76,441

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	117	—	2,068	—	—	2,068	(2,068)	—
Repurchase of Common Shares	(2,294)	(2)	(55,109)	—	—	(55,111)	—	(55,111)
Dividends/distributions declared ($1.09 per Common Share/OP Unit)	—	—	—	—	(89,122)	(89,122)	(6,888)	(96,010)
Employee and trustee stock compensation, net	26	—	574	—	—	574	12,374	12,948
Noncontrolling interest distributions	—	—	—	—	—	—	(24,793)	(24,793)
Noncontrolling interest contributions	—	—	—	—	—	—	47,560	47,560
Comprehensive (loss) income	—	—	—	(2,098)	31,439	29,341	(47,627)	(18,286)
Reallocation of noncontrolling interests	—	—	4,556	—	—	4,556	(4,556)	—
Balance at December 31, 2018	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947

Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	87	—	1,541	—	—	1,541	(1,541)	—
Dividends/distributions declared ($1.05 per Common Share/OP Unit)	—	—	—	—	(87,848)	(87,848)	(6,453)	(94,301)
Employee and trustee stock compensation, net	23	—	698	—	—	698	10,457	11,155
Noncontrolling interest distributions	—	—	—	—	—	—	(32,805)	(32,805)
Noncontrolling interest contributions	—	—	—	—	—	—	85,206	85,206
Comprehensive income	—	—	—	3,412	61,470	64,882	3,377	68,259
Reallocation of noncontrolling interests	—	—	(651)	—	—	(651)	651	—
Balance at December 31, 2017	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639

Balance at January 1, 2016	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	351	1	7,891	—	—	7,892	(7,892)	—
Issuance of Common Shares, net of issuance costs	12,961	13	450,117	—	—	450,130	—	450,130
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	31,429	31,429
Dividends/distributions declared ($1.16 per Common Share/OP Unit)	—	—	—	—	(91,053)	(91,053)	(6,753)	(97,806)
Employee and trustee stock compensation, net	28	—	926	—	—	926	12,768	13,694
Windfall tax benefit	—	—	555	—	—	555	—	555
Change in control of previously unconsolidated investment	—	—	—	—	—	—	(75,713)	(75,713)
Acquisition of noncontrolling interest	—	—	7,546	—	—	7,546	(25,925)	(18,379)
Noncontrolling interest distributions	—	—	—	—	—	—	(80,769)	(80,769)
Noncontrolling interest contributions	—	—	—	—	—	—	295,108	295,108
Comprehensive income	—	—	—	3,665	72,776	76,441	62,081	138,522
Reallocation of noncontrolling interests	—	—	35,652	—	—	35,652	(35,652)	—
Balance at December 31, 2016	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(15,698)	$64,308	$134,592
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of properties	(5,140)	(48,886)	(81,965)
Gain on change in control	—	(5,571)	—
Depreciation and amortization	117,549	104,934	70,011
Distributions of operating income from unconsolidated affiliates	15,556	15,556	7,256
Equity in earnings and gains of unconsolidated affiliates	(9,302)	(23,371)	(39,449)
Stock compensation expense	12,948	11,155	13,695
Amortization of financing costs	6,008	5,985	3,204
Impairment charge	—	14,455	—
Other, net	(11,768)	(10,621)	(8,095)
Changes in assets and liabilities:
Other liabilities	6,161	(4,285)	26,532
Prepaid expenses and other assets	(7,168)	(6,498)	(11,677)
Rents receivable, net	(10,044)	(11,274)	(4,847)
Accounts payable and accrued expenses	(3,026)	8,768	591
Net cash provided by operating activities	96,076	114,655	109,848
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(147,985)	(200,429)	(495,644)
Development, construction and property improvement costs	(94,834)	(108,142)	(149,434)
Issuance of or advances on notes receivable	(3,002)	(10,600)	(157,352)
Proceeds from the disposition of properties, net	63,866	260,711	150,378
Investments in and advances to unconsolidated affiliates	(3,161)	(6,535)	(72,098)
Return of capital from unconsolidated affiliates and other	26,338	43,684	79,030
Proceeds from notes receivable	26,000	32,000	42,819
Return of deposits for properties under contract	1,692	(2,000)	1,424
Payment of deferred leasing costs	(6,106)	(5,202)	(7,515)
Change in control of previously unconsolidated (consolidated) affiliate	573	576	(5,172)
Net cash (used in) provided by investing activities	(136,619)	4,063	(613,564)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Continued)	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(81,726)	(306,119)	(394,864)
Principal payments on unsecured debt	(632,300)	(277,134)	(541,790)
Proceeds received on mortgage and other notes	187,173	156,344	222,071
Proceeds from unsecured debt	648,800	359,625	666,716
(Repurchase) issuance of Common Shares	(55,111)	—	450,130
Capital contributions from noncontrolling interests	47,560	85,206	295,108
Distributions to noncontrolling interests	(31,568)	(39,942)	(105,994)
Dividends paid to Common Shareholders	(88,887)	(99,527)	(91,334)
Deferred financing and other costs	(4,219)	(6,211)	(11,678)
Net cash (used in) provided by financing activities	(10,278)	(127,758)	488,365

Decrease in cash and restricted cash	(50,821)	(9,040)	(15,351)
Cash of $74,823, $71,805 and $72,776 and restricted cash of $10,846, $22,904 and $37,284, respectively, beginning of year	85,669	94,709	110,060
Cash of $21,268, $74,823 and $71,805 and restricted cash of $13,580, $10,846 and $22,904, respectively, end of year	$34,848	$85,669	$94,709

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $5,625 and $13,509 and $21,109 respectively	$61,832	$49,942	$42,279
Cash paid for income taxes, net of refunds	$1,227	$875	$2,036

Supplemental disclosure of non-cash investing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$2,597	$2,173	$3,587
Acquisition of real estate through conversion of note receivable	$—	$9,142	$—
Acquisition of undivided interest in a property through conversion of notes receivable	$22,201	$60,695	$—
Acquisition of real estate through assumption of debt	$—	$—	$120,672
Acquisition of real estate through conversion of OP Units	$—	$—	$29,336
Acquisition of capital lease obligation	$—	$—	$76,461
Mortgage debt financed at time of acquisition	$—	$—	$63,900
Assumption of prepaid expenses and other assets through acquisition of real estate	$—	$—	$2,226

Change in control of previously unconsolidated (consolidated) investment
(Increase) decrease in real estate, net	$(31,836)	$(39,322)	$90,559
Gain on change in control	—	5,571	—
Decrease in notes receivable	—	32,010	—
Decrease (increase) in investments in and advances to unconsolidated affiliates	35,881	4,159	(21,421)
Decrease in noncontrolling interest	—	—	(75,713)
Change in other assets and liabilities	(3,472)	(1,842)	1,403
Increase (decrease) in cash and restricted cash upon change of control	$573	$576	$(5,172)

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2018 and December 31, 2017, the Company controlled approximately 94% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of December 31, 2018, the Company has ownership interests in 118 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 53 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). Acadia Strategic Opportunity Fund I, LP (“Fund I,” together with Funds II, III, IV, and V, the “Funds”) was liquidated in 2015. The 171 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest or invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2018	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of December 31, 2018 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$347.1	$—	28.33%	8%	$146.6
Fund III	5/2007	24.54%	423.9	26.1	24.54%	6%	551.9
Fund IV	5/2012	23.12%	420.8	109.2	23.12%	6%	147.4
Fund V	8/2016	20.10%	85.1	434.9	20.10%	6%	—

(a)	Amount represents the current economic ownership at December 31, 2018, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Segments

At December 31, 2018, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation in the statement of cash flows. These reclassifications had no effect on the reported results of operations.

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

Depreciation is computed on the straight-line basis over estimated useful lives of the assets as follows:

Buildings and improvements       Useful lives of 40 years for buildings and 15 years for improvements

Furniture and fixtures             Useful lives, ranging from five years to 20 years

Tenant improvements            Shorter of economic life or lease terms

Purchase Accounting – Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805, “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocates the acquisition price based on these assessments. When acquisitions of properties do not meet the criteria for business combinations, no goodwill is recorded and acquisition costs are capitalized.

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

Dispositions of Real Estate – The Company recognizes property sales in accordance with ASC Topic 970 “Real Estate.” Sales of real estate include the sale of land, operating properties and investments in real estate joint ventures. Beginning January 1, 2018, gains on sale of investment properties are recognized, and the related real estate derecognized, when the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership. Prior to January 1, 2018, gains from dispositions were recognized under the full accrual or partial sales method provided that various criteria relating to terms of sales and subsequent involvement by the Company with the asset sold are met.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Costs

Fees and costs paid in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing are deferred and amortized as a component of interest expense over the term of the related debt obligation on a straight-line basis, which approximates the effective interest method. The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases. Effective January 1, 2019, these internal leasing costs will no longer be capitalized as discussed further below under ASU 2016-02.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition and Accounts Receivable

Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. As of December 31, 2018 and 2017, unbilled rents receivable relating to the straight-lining of rents of $47.2 million and $37.4 million, respectively, are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2018 and 2017 are shown net of an allowance for doubtful accounts of $7.9 million and $5.9 million, respectively.

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018.  This new legislation is not expected to have a material adverse effect on the Company’s business and allows non-corporate shareholders to deduct a portion of the Company’s dividends.

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

Recently Adopted Accounting Pronouncements

Recently adopted accounting pronouncements include those adopted during the year ended December 31, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The Company adopted ASU 2016-15 effective January 1, 2018 and elected the “cumulative distribution approach” whereby distributions received from equity method investments are classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Accordingly, the Company has reclassified $6.3 million of its cash inflows from investing activities to cash flows from operating activities in its historical presentation of cash flows related to its equity method investments for the year ended December 31, 2017. No such reclassification was required for the year ended December 31, 2016.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance effective January 1, 2018. Accordingly, the Company has reclassified $11.5 million and $1.9 million of its cash inflows from operating activities and $0.9 million and $9.9 million of its cash inflows from financing activities to change in cash and restricted cash in its historical presentation of cash flows for the years ended December 31, 2017 and 2016, respectively.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations—Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. Adoption of the new standard has reduced the number of real estate acquisitions that were accounted for as business combinations and, therefore, reduced the amount of acquisition costs that were expensed. Accordingly, the Company capitalized $0.3 million of acquisition costs during the year ended December 31, 2018 and expensed $2.1 million and $8.2 million of acquisition costs during the years ended December 31, 2017 and 2016.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments— Equity Method and Joint Ventures (Topic 323). ASU 2017-03 amends certain SEC guidance in the FASB Accounting Standards Codification in response to SEC

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This ASU modifies ASU No. 2016-02 to permit lessors, as an accounting policy election, not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures (includes sales, use, value added, and some excise taxes and excludes real estate taxes). The Company has elected not to evaluate whether the aforementioned costs are lessor or lessee costs. This ASU also provides that certain lessor costs require lessors to exclude from variable payments, and therefore revenue, specifically lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue.

The Company has adopted ASU No. 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and has availed itself of all the available practical expedients described above except it will not use hindsight in determining the lease term or assessing purchase options for existing leases and in assessing impairment of right of use assets. As lessor, the Company expects that post-adoption substantially all existing leases will have no change in the timing of revenue recognition until their expiration or termination. For common area maintenance income, currently reported within expense reimbursements, while this will be considered a nonlease component within the scope of Topic 606 for new leases, the Company has elected the lessor practical expedient to not separate maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the statement of income. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. After adoption, the Company will no longer capitalize a significant portion of internal leasing costs that were previously capitalized (the Company capitalized $1.4 million and $1.3 million of internal leasing costs during the years ended December 31, 2018 and 2017, respectively).

As a lessee, the Company is party to several equipment, ground, and office leases with future payment obligations aggregating approximately $203.1 million at December 31, 2018. As lessee, the Company has applied the following practical expedients in the implementation ASU 2016-02: (i) to not separate non-lease components from the associated lease component as described above and (ii) to not apply the right-of-use recognition requirements to short-term leases.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company adopted this guidance, which did not have a material effect on the Company’s financial statements, effective January 1, 2019.

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

In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of such arrangements that are service contracts and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. This ASU, which is effective for fiscal years beginning after December 15, 2019, is not expected to have a material impact on the Company’s financial statements as the Company has not incurred any significant costs associated with cloud computing arrangements.

In November 2018, the FASB issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU modifies ASU 2016-13, which the Company expects to adopt effective January 1, 2019. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measure at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	December 31,
	2018	2017
Land	$710,469	$658,835
Buildings and improvements	2,594,828	2,406,488
Tenant improvements	151,154	131,850
Construction in progress	44,092	18,642
Properties under capital lease	76,965	76,965
Total	3,577,508	3,292,780
Less: Accumulated depreciation	(416,657)	(339,862)
Operating real estate, net	3,160,851	2,952,918
Real estate under development, at cost	120,297	173,702
Net investments in real estate	$3,281,148	$3,126,620

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions and Conversions

During the years ended December 31, 2018 and December 31, 2017, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2018 Acquisitions and Conversions
Core
Bedford Green Land Parcel - Bedford Hills, NY	100%	Mar 23, 2018	$1,337
Subtotal Core			1,337

Fund IV
Broughton Street Partners I - Savannah, GA (Conversion) (Note 4)	100%	Oct 11, 2018	36,104
Subtotal Fund IV			36,104

Fund V
Trussville Promenade - Trussville, AL	100%	Feb 21, 2018	45,259
Elk Grove Commons - Elk Grove, CA	100%	Jul 18, 2018	59,320
Hiram Pavilion - Hiram, GA	100%	Oct 23, 2018	44,443
Subtotal Fund V			149,022
Total 2018 Acquisitions and Conversions			$186,463

2017 Acquisitions and Conversions
Core
Market Square Shopping Center - Wilmington, DE (Conversion) (Note 4)	100%	Nov 16, 2017	$42,800
Subtotal Core			42,800

Fund IV
Lincoln Place - Fairview Heights, IL	100%	Mar 13, 2017	35,350
Shaw's Plaza - Windham, ME (Conversion) (Note 3)	100%	Jun 30, 2017	9,142
Subtotal Fund IV			44,492

Fund V
Plaza Santa Fe - Santa Fe, NM	100%	Jun 5, 2017	35,220
Hickory Ridge - Hickory, NC	100%	Jul 27, 2017	44,020
New Towne Plaza - Canton, MI	100%	Aug 4, 2017	26,000
Fairlane Green - Allen Park, MI	100%	Dec 20, 2017	62,000
Subtotal Fund V			167,240
Total 2017 Acquisitions and Conversions			$254,532

The 2018 acquisitions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018 (Note 1). The 2017 acquisitions and conversions were deemed to be business combinations. For the year ended December 31, 2018, the Company capitalized $0.3 million of acquisition costs related to the Funds. The Company expensed $2.1 million of acquisition costs for the year ended December 31, 2017, of which $1.2 million related to the Core Portfolio and $0.9 million related to the Funds. No debt was assumed in any of the 2018 Acquisitions or 2017 Acquisitions or Conversions.

Revenues and net income from the Company’s consolidated 2018 acquisitions and conversions totaled $9.0 million and $0.5 million, respectively for the year ended December 31, 2018. Revenues and net loss from the Company’s consolidated 2017 acquisitions and conversions totaled $10.2 million and $3.5 million, respectively for the year ended December 31, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The purchase prices for the 2018 acquisitions and the 2017 acquisitions and conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2018 and December 31, 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Net Assets Acquired
Land	$38,086	$48,138
Buildings and improvements	129,586	173,576
Other assets	—	84
Acquisition-related intangible assets (Note 6)	26,693	44,269
Acquisition-related intangible liabilities (Note 6)	(7,902)	(11,535)
Net assets acquired	$186,463	$254,532

Consideration
Cash	$147,985	$200,429
Conversion of note receivable	—	41,010
Liabilities assumed	2,597	3,363
Existing interest in previously unconsolidated investment	35,881	4,159
Change in control of previously unconsolidated investment	—	5,571
Total Consideration	$186,463	$254,532

Dispositions

During the years ended December 31, 2018 and December 31, 2017, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2018 Disposition
Sherman Avenue - New York, NY	Fund II	Apr 17, 2018	$26,000	$33
Lake Montclair - Dumfries, VA	Fund IV	Aug 27, 2018	22,450	2,923
1861 Union Street - San Francisco, CA	Fund IV	Aug 29, 2018	6,000	2,184
210 Bowery - 4 Residential Condos - New York, NY	Fund IV	Nov 30, 2018, Dec 10, 2018, Dec 17, 2018, Dec 21, 2018	12,050	—
Total 2018 Dispositions			$66,500	$5,140

2017 Dispositions
New Hyde Park Shopping Center - New Hyde Park, NY	Fund III	Jul 6, 2017	$22,075	$6,433
216th Street - New York, NY	Fund II	Sep 11, 2017	30,579	6,543
City Point Condominium Tower I - Brooklyn, NY	Fund II	Oct 13, 2017	96,000	(810)
1151 Third Avenue - New York, NY	Fund IV	Nov 16, 2017	27,000	5,183
260 E 161st Street - Bronx, NY	Fund II	Dec 13, 2017	105,684	31,537
Total 2017 Dispositions			$281,338	$48,886

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues	$1,968	$16,249	$20,097
Expenses	(1,874)	(20,529)	(17,079)
Loss (income) from continuing operations of disposed properties before gain on disposition of properties	94	(4,280)	3,018
Gain on disposition of properties	5,140	48,886	81,965
Net income attributable to noncontrolling interests	(3,368)	(32,254)	(70,714)
Net income attributable to Acadia	$1,866	$12,352	$14,269

Properties Held for Sale

At December 31, 2018, the Company had no properties classified as held-for-sale. At December 31, 2017, the Company had one property in Fund II classified as held-for-sale, Sherman Avenue, with total assets of $25.4 million, which was sold on April 17, 2018 as noted in the disposition table above. This property’s net operating loss of $0.5 million and $0.6 million for the year ended December 31, 2018 and 2017, respectively, is included in the table above. At December 31, 2017, the Company recognized an impairment charge of approximately $10.6 million inclusive of an amount attributable to a noncontrolling interest of $7.6 million (Note 8).

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2017		Year Ended 2018			December 31, 2018
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$21,897	$—	$6,320	$20,458	1	$7,759
Fund II	—	4,908	—	2,554	—	—	7,462
Fund III	2	63,939	—	36,117	78,814	1	21,242
Fund IV	1	82,958	—	876	—	1	83,834
Total	5	$173,702	$—	$45,867	$99,272	3	$120,297

During the year ended December 31, 2018, the Company placed one Core development project into service and one Fund III development project into service. In addition to the consolidated projects noted above, the Company had one unconsolidated project in development at December 31, 2017, which it placed into service during the year ended December 31, 2018.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Notes Receivable, Net

The Company’s notes receivable, net were collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	December 31,	December 31,	December 31, 2018
Description	2018	2017	Number	Maturity Date	Interest Rate
Core Portfolio	$56,475	$101,695	2	Apr 2019 - Apr 2020	6.0% - 8.1%
Fund II	32,582	31,778	1	May 2020	2.5%
Fund III	5,306	5,106	1	Jul 2020	18.0%
Fund IV	15,250	15,250	1	Feb 2021	15.3%
	$109,613	$153,829	5

During the year ended December 31, 2018, the Company:

•	exchanged $22.0 million of a Core note receivable plus accrued interest thereon of $0.3 million for an additional undivided interest in the Town Center property (Note 4);
•	received full payment on $26.0 million of Core notes receivable plus accrued interest of $0.2 million;
•	funded an additional $2.8 million to its existing $15.0 million Core note receivable and entered into an agreement to extend the maturity to April 1, 2020;
•	advanced an additional $0.2 million on a Fund III note receivable; and
•	increased the balance of a Fund II note receivable by the interest accrued of $0.8 million.

During the year ended December 31, 2017, the Company:

•	recovered the full value of a $12.0 million Core note receivable, which was previously in default, plus accrued interest and fees aggregating $16.8 million;
•	exchanged $92.7 million of Core notes receivable plus accrued interest thereon of $1.8 million for additional undivided interests in the Market Square and Town Center properties (Note 4);
•	funded an additional $10.0 million on an existing Core note receivable, which had a total commitment of $20.0 million, and was subsequently repaid in full during the fourth quarter;
•	entered into an agreement to extend the maturity of a $15.0 million Core note receivable to June 1, 2018;
•	increased the balance of a Fund II note receivable by the interest accrued of $0.8 million;
•	advanced an additional $0.6 million on a Fund III note receivable; and
•	exchanged a $9.0 million Fund IV note receivable plus accrued interest of $0.1 million thereon for an investment in a shopping center in Windham, Maine (Note 2).

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

		Nominal Ownership Interest	December 31,	December 31,
Portfolio	Property	December 31, 2018	2018	2017
Core:
	840 N. Michigan (a)	88.43%	$65,013	$69,846
	Renaissance Portfolio	20%	32,458	35,041
	Gotham Plaza	49%	29,550	29,416
	Town Center (a, b)	75.22%	99,758	78,801
	Georgetown Portfolio	50%	4,653	3,479
			231,432	216,583

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	21	167
	Self Storage Management (d)	95%	206	206
			227	373
Fund IV:
	Broughton Street Portfolio (e)	50%	3,236	48,335
	Fund IV Other Portfolio	90%	14,540	20,199
	650 Bald Hill Road	90%	12,880	13,609
			30,656	82,143

Various Funds:	Due (to) from Related Parties (f)		(461)	2,415
	Other (g)		556	556
	Investments in and advances to unconsolidated affiliates		$262,410	$302,070

Core:
	Crossroads (h)	49%	$15,623	$15,292
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,623	$15,292

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017 and March 2018, as discussed below, the Company increased its ownership in Town Center.
(c)	Distributions, discussed below, have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)

The Company is entitled to a 15% return on its cumulative capital contribution which was $3.0 million and $15.4 million at December 31, 2018 and December 31, 2017, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $2.8 million and $41.2 million at December 31, 2018 and December 31, 2017, respectively.

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

At December 31, 2018, $38.7 million of the Brandywine Note Receivable remains outstanding (Note 3), which is collateralized by the remaining 24.78% undivided interest in Town Center.

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

Broughton Street Portfolio

During 2014, Fund IV acquired 50% interests in two joint ventures referred to as “BSP I” and “BSP II” with the same venture partner to acquire and operate a total of 23 properties in Savannah, Georgia referred to as the “Broughton Street Portfolio.” Since that time, as described below, the ventures have sold eight of the properties and terminated the master leases on two of the properties. In October 2018, the venture partner relinquished its interest in BSP I resulting in Fund IV becoming the 100% owner of the BSP I venture, which holds 11 consolidated properties at December 31, 2018 (Note 2). Fund IV accounted for this transaction as an asset purchase at fair value whereby its existing preferred and common interests were deemed consideration for the properties and no gain or loss was recognized. At December 31, 2018, the Broughton Street portfolio had 13 remaining properties, two of which are unconsolidated and are held within the BSP II venture.

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

On August 29, 2018, Fund IV’s Broughton Street Portfolio venture sold a property for proceeds of $2.0 million, resulting in a net loss of $0.3 million at the property level, of which the Operating Partnership’s share was less than $0.1 million.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $1.1 million and $1.3 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $2.2 million and $2.0 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	December 31,
	2018	2017
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$488,000	$518,900
Real estate under development	—	26,681
Investment in unconsolidated affiliates	6,853	6,853
Other assets	91,497	100,901
Total assets	$586,350	$653,335
Liabilities and partners’ equity:
Mortgage notes payable	$408,967	$405,652
Other liabilities	54,675	61,932
Partners’ equity	122,708	185,751
Total liabilities and partners’ equity	$586,350	$653,335

Company's share of accumulated equity	$141,384	$185,533
Basis differential	104,084	95,358
Deferred fees, net of portion related to the Company's interest	1,780	3,472
Amounts (payable) receivable by the Company	(461)	2,415
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	246,787	286,778
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,623	15,292
Investments in and advances to unconsolidated affiliates	$262,410	$302,070

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018	2017	2016
Combined and Condensed Statements of Income
Total revenues	$80,184	$83,222	$84,218
Operating and other expenses	(23,586)	(24,711)	(25,724)
Interest expense	(19,954)	(18,733)	(16,300)
Depreciation and amortization	(22,228)	(24,192)	(35,432)
Loss on debt extinguishment	—	(154)	—
(Loss) gain on disposition of properties	(1,673)	18,957	(1,340)
Net income attributable to unconsolidated affiliates	$12,743	$34,389	$5,422

Company’s share of equity in net income of unconsolidated affiliates	$12,345	$26,039	$40,538
Basis differential amortization	(3,043)	(2,668)	(1,089)
Company’s equity in earnings of unconsolidated affiliates	$9,302	$23,371	$39,449

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	December 31,
(in thousands)	2018	2017
Other Assets, Net:
Lease intangibles, net (Note 6)	$115,939	$127,571
Deferred charges, net (a)	28,619	24,589
Prepaid expenses	18,422	16,838
Other receivables	5,058	11,356
Accrued interest receivable	17,046	11,668
Deposits	4,611	6,296
Due from seller	4,000	4,300
Deferred tax assets	2,032	2,096
Derivative financial instruments (Note 8)	7,018	4,402
Due from related parties	1,802	1,479
Corporate assets	1,953	2,369
Income taxes receivable	2,070	1,995
	$208,570	$214,959

(a) Deferred Charges, Net:
Deferred leasing and other costs	$45,011	$41,020
Deferred financing costs related to line of credit	8,960	7,786
	53,971	48,806
Accumulated amortization	(25,352)	(24,217)
Deferred charges, net	$28,619	$24,589

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$95,045	$104,478
Accounts payable and accrued expenses	65,215	61,420
Deferred income	34,052	31,306
Tenant security deposits, escrow and other	10,588	10,029
Derivative financial instruments (Note 8)	7,304	1,467
Income taxes payable	19	176
Other	2,738	1,176
	$214,961	$210,052

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

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$216,021	$(105,972)	$110,049	$193,821	$(72,749)	$121,072
Above-market rent	18,169	(12,279)	5,890	16,786	(10,287)	6,499
	$234,190	$(118,251)	$115,939	$210,607	$(83,036)	$127,571

Amortizable Intangible Liabilities
Below-market rent	$(152,188)	$57,721	$(94,467)	$(147,232)	$43,391	$(103,841)
Above-market ground lease	(671)	93	(578)	(671)	34	(637)
	$(152,859)	$57,814	$(95,045)	$(147,903)	$43,425	$(104,478)

During the year ended December 31, 2018, the Company acquired in-place lease intangible assets of $24.2 million, above-market rents of $2.5 million, and below-market rents of $7.9 million with weighted-average useful lives of 5.2, 5.1, and 20.5 years, respectively. During the year ended December 31, 2017, the Company acquired in-place lease intangible assets of $41.6 million, above-market rents of $2.7 million, below-market rents of $10.9 million, and an above-market ground lease of $0.7 million with weighted-average useful lives of 4.1, 4.8, 12.1, and 11.5 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2018 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net Income (Expense)
2019	$8,431	$(27,309)	$58	$(18,820)
2020	8,206	(20,511)	58	(12,247)
2021	7,725	(15,196)	58	(7,413)
2022	7,346	(10,467)	58	(3,063)
2023	7,053	(8,192)	58	(1,081)
Thereafter	49,816	(28,374)	288	21,730
Total	$88,577	$(110,049)	$578	$(20,894)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	December 31,	December 31,	Maturity Date at	December 31,	December 31,
	2018	2017	December 31, 2018	2018	2017
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-5.89%	Feb 2024 - Apr 2035	$178,271	$179,870
Core Variable Rate - Swapped (a)	3.41%-5.67%	3.41%-5.67%	Jan 2023 - Nov 2028	82,583	74,152
Total Core Mortgages Payable				260,854	254,022
Fund II Fixed Rate	1.00%-4.75%	1.00%-4.75%	May 2020 - Aug 2042	205,262	205,262
Fund II Variable Rate - Swapped (a)	4.27%	4.27%	Nov 2021	19,325	19,560
Total Fund II Mortgages Payable				224,587	224,822
Fund III Variable Rate	LIBOR+2.65%-LIBOR+4.65%	Prime+0.50%-LIBOR+4.65%	Jun 2020 - Dec 2021	90,096	65,866
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	8,189	10,503
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.95%	LIBOR+1.70%-LIBOR+3.95%	Feb 2019 - Aug 2021	233,065	250,584
Fund IV Variable Rate - Swapped (a)	3.67%-4.23%	3.67%-4.23%	May 2019 - Dec 2022	71,841	86,851
Total Fund IV Mortgages Payable				313,095	347,938
Fund V Variable Rate	LIBOR+2.15%-LIBOR+2.25%	LIBOR+2.25%	Oct 2020 - Jan 2021	51,506	28,613
Fund V Variable Rate - Swapped (a)	4.61%-4.78%	—	Feb 2021 - Jun 2021	86,570	—
Total Fund V Mortgage Payable				138,076	28,613
Net unamortized debt issuance costs				(10,173)	(12,943)
Unamortized premium				753	856
Total Mortgages Payable				$1,017,288	$909,174
Unsecured Notes Payable
Core Term Loans	LIBOR+1.25%	—	Mar 2023	$383	$—
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-4.05%	2.54%-3.59%	Mar 2023	349,617	300,000
Total Core Unsecured Notes Payable				350,000	300,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.40%	Sep 2020	40,000	31,500
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.75%	LIBOR+1.65%-LIBOR+2.75%	Oct 2019 - Dec 2019	40,825	40,825
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	102,800	103,300

Net unamortized debt issuance costs				(368)	(1,890)
Total Unsecured Notes Payable				$533,257	$473,735
Unsecured Line of Credit
Core Unsecured Line of Credit	LIBOR+1.35%	LIBOR+1.40%	Mar 2022	$—	$18,048
Core Unsecured Line of Credit - Swapped (a)	4.15%-5.02%	4.20%-5.07%	Mar 2022	—	23,452
Total Unsecured Line of Credit				$—	$41,500

Total Debt - Fixed Rate (b)				$1,001,658	$899,650
Total Debt - Variable Rate (c)				558,675	538,736
Total Debt				1,560,333	1,438,386
Net unamortized debt issuance costs				(10,541)	(14,833)
Unamortized premium				753	856
Total Indebtedness				$1,550,545	$1,424,409

(a)

At December 31, 2018, the stated rates ranged from LIBOR + 1.70% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.65% to LIBOR + 4.65% for Fund III variable-rate debt; LIBOR + 1.60% to LIBOR +3.95% for Fund IV variable-rate debt; LIBOR + 2.15% to LIBOR + 2.25% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $609.9 million and $504.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Includes $143.8 million and $141.1 million, respectively, of variable-rate debt that is subject to interest cap agreements.

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

Mortgages Payable

During the year ended December 31, 2018, the Company obtained four new Fund V mortgages totaling $109.5 million with a weighted-average interest rate of LIBOR + 1.99% collateralized by four properties and maturing in 2021. In addition, the Company obtained a $73.5 million Core mortgage with an interest rate of LIBOR + 1.50% collateralized by one property and maturing in 2028. As of December 31, 2018, the Company had drawn $50.0 million on this loan. The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of four of these obligations with a notional value of $136.6 million at an interest rate of 2.86%. In addition, the Company drew down $24.6 million on a Fund III construction loan. During the year ended December 31, 2018, the Company repaid one Core mortgage in full, which had a balance of $40.4 million and an interest rate of LIBOR + 1.65%, and three Fund IV mortgages in full, totaling $27.2 million with a weighted-average interest rate of LIBOR + 2.81%. The Company also made scheduled principal payments of $6.7 million during the year. At December 31, 2018 and December 31, 2017, the Company’s mortgages were collateralized by 43 and 42 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio, which was originated in June 2006 and had an original principal amount of $26.3 million, was in default and subject to litigation at December 31, 2018 and December 31, 2017. This loan bears interest at 6.00%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest. In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees. The Company believes it has valid defenses and intends to vigorously defend itself.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $62.3 million and $70.3 million at December 31, 2018 and December 31, 2017, respectively, are comprised of the following:

•

As discussed above, the Core unsecured term loans totaling $300.0 million were refinanced in February 2018, into one $350.0 million term loan with an interest rate of LIBOR+ 1.25% and maturing in March 2023. The outstanding balance of the Core term loans was $350.0 million and $300.0 million, respectively, at December 31, 2018 and December 31, 2017. During the year ended December 31, 2018, the Company entered into an interest rate swap contract to effectively fix the variable portion of the interest rate with a notional value of $50.0 million at an interest rate of 2.80%. The Company previously entered into swap agreements fixing the rates of the remaining Core term loans.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million and $31.5 million at December 31, 2018 and December 31, 2017, respectively. Total availability was $0.0 and $8.5 million at December 31, 2018 and December 31, 2017, respectively.

•

At Fund IV there are a $41.8 million bridge facility and a $21.5 million subscription line. The outstanding balance of the Fund IV bridge facility was $40.8 million at each of December 31, 2018 and December 31, 2017. Total availability was $1.0 million at each of December 31, 2018 and December 31, 2017. The outstanding balance of the Fund IV subscription line was $0.0 million and total available credit was $14.1 million at each of December 31, 2018 and December 31, 2017, reflecting letters of credit of $7.4 million.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $102.8 million and $47.2 million, respectively at December 31, 2018. The outstanding balance and total available credit of the Fund V subscription line was $103.3 million and $46.7 million, respectively at December 31, 2017.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Revolving Line of Credit

As discussed above, the Core unsecured revolving line of credit was refinanced in February 2018. The Company had a total of $137.7 million and $96.2 million, respectively, available under its $150.0 million Core unsecured revolving lines of credit reflecting borrowings of $0.0 and $41.5 million, respectively, and letters of credit of $12.3 million at each of December 31, 2018 and December 31, 2017. At December 31, 2017, a portion of the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,
2019	$219,118
2020	527,304
2021	180,511
2022	48,528
2023	370,680
Thereafter	214,192
1,560,333
Unamortized premium	753
Net unamortized debt issuance costs	(10,541)
Total indebtedness	$1,550,545

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the year ended December 31, 2018 or 2017.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$4,504	$—	$—	$3	$—	$—
Derivative financial instruments	—	7,018	—	—	4,402	—
Liabilities
Derivative financial instruments	—	7,304	—	—	1,467	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

The Company did not record any impairment charges during the year ended December 31, 2018. During the year ended December 31, 2017, the Company recognized an impairment charge of $3.8 million, inclusive of an amount attributable to a noncontrolling interest of $2.7 million, on a property classified as held for sale at September 30, 2017, in order to reduce the carrying value of the property to its estimated fair value. In addition, the Company recognized an impairment charge of $10.6 million, inclusive of an amount attributable to a noncontrolling interest of $7.6 million, on a property classified as held for sale at December 31, 2017 (Note 2), in order to reduce the carrying value of the property to its estimated fair value. This property was sold in April 2018. These fair value measurements approximated the estimated selling prices less estimated costs to sell.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	December 31, 2018	December 31, 2017
Core
Interest Rate Swaps	$111,117	Dec 2012 - Jul 2020	Dec 2022 - Jul 2030	2.80%	—	3.77%	Other Liabilities (a)	$(6,332)	$(1,438)
Interest Rate Swaps	321,083	Feb 2013 - Dec 2017	Nov 2019 - Jul 2027	1.24%	—	3.77%	Other Assets	6,022	4,076
	$432,200							$(310)	$2,638

Fund II
Interest Rate Swap	$19,325	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Assets	$108	$—
Interest Rate Swap	—	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	—	(29)
	$19,325							$108	$(29)

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$8	$14

Fund IV
Interest Rate Swaps	$71,841	Mar 2017 - Nov 2017	Mar 2020 - Dec 2022	1.82%	—	2.11%	Other Assets	$851	$295
Interest Rate Caps	108,900	July 2016 - Nov 2016	Aug 2019 - Dec 2019	3.00%	—	3.00%	Other Assets	8	17
	$180,741							$859	$312

Fund V
Interest Rate Swap	$16,900	Jan 2018	Feb 2021	2.41%	—	2.41%	Other Assets	$21	$—
Interest Rate Swaps	69,670	Jun 2018	Jun 2021 - Jun 2023	2.78%	—	2.88%	Other Liabilities	(972)	—
	$86,570							$(951)	$—

Total asset derivatives								$7,018	$4,402
Total liability derivatives								$(7,304)	$(1,467)

(a)	Includes two swaps with a fair value of ($2.9) million which were acquired during July 2018 and are not effective until July 2020.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $2.3 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense within the next twelve months. As of December 31, 2018 and December 31, 2017, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivative interest rate instruments based on market conditions. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amount of (loss) income recognized in other comprehensive income	$(2,659)	$634	$(646)
Amount of loss subsequently reclassified to earnings	71	3,317	4,576

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		December 31, 2018		December 31, 2017
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$109,613	$107,370	$153,829	$151,712
Mortgage and Other Notes Payable (a)	3	1,026,708	1,021,075	921,261	921,891
Investment in non-traded equity securities (b)	3	—	23,208	—	22,824
Unsecured notes payable and Unsecured line of credit (c)	2	533,625	533,954	517,125	515,330

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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at December 31, 2018.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $55.5 million and $98.7 million as of December 31, 2018 and December 31, 2017, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At each of December 31, 2018 and December 31, 2017, the Company had letters of credit outstanding of $19.7 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares and Units

The Company completed the following transactions in its common shares during the year ended December 31, 2018:

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

Share Repurchases

During 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. The Company did not repurchase any shares during the year ended December 31, 2017. As of December 31, 2018, management may repurchase up to approximately $144.9 million of the Company’s outstanding Common Shares under this program.

Dividends and Distributions

On November 13, 2018, the Board of Trustees declared an increase of $0.01 to the $0.28 per Common Share regular quarterly cash dividend, which was paid on January 15, 2019 to holders of record as of December 31, 2018.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2018	$2,614

Other comprehensive loss before reclassifications	(2,659)
Reclassification of realized interest on swap agreements	71
Net current period other comprehensive loss	(2,588)
Net current period other comprehensive loss attributable to noncontrolling interests	490
Balance at December 31, 2018	$516

Balance at January 1, 2017	$(798)

Other comprehensive income before reclassifications	634
Reclassification of realized interest on swap agreements	3,317
Net current period other comprehensive income	3,951
Net current period other comprehensive income attributable to noncontrolling interests	(539)
Balance at December 31, 2017	$2,614

Balance at January 1, 2016	$(4,463)

Other comprehensive loss before reclassifications	(646)
Reclassification of realized interest on swap agreements	4,576
Net current period other comprehensive income	3,930
Net current period other comprehensive income attributable to noncontrolling interests	(265)
Balance at December 31, 2016	$(798)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of $1.09 per Common OP Unit	(6,888)	—	(6,888)
Net income (loss) for the year ended December 31, 2018	2,572	(49,709)	(47,137)
Conversion of 117,978 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,068)	—	(2,068)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(129)	(681)	(810)
Reclassification of realized interest expense on swap agreements	(3)	323	320
Noncontrolling interest contributions	—	47,560	47,560
Noncontrolling interest distributions	—	(24,793)	(24,793)
Employee Long-term Incentive Plan Unit Awards	12,374	—	12,374
Rebalancing adjustment (c)	(4,556)	—	(4,556)
Balance at December 31, 2018	$104,223	$518,219	$622,442

Balance at January 1, 2017	$95,422	$494,126	$589,548
Distributions declared of $1.05 per Common OP Unit	(6,453)	—	(6,453)
Net income (loss) for the year ended December 31, 2017	4,159	(1,321)	2,838
Conversion of 81,453 Common OP Units and 5,000 Preferred OP Units to Common Shares by limited partners of the Operating Partnership	(1,541)	—	(1,541)
Other comprehensive income (loss) - unrealized gain (loss) on valuation of swap agreements	85	(232)	(147)
Reclassification of realized interest expense on swap agreements	141	545	686
Noncontrolling interest contributions	—	85,206	85,206
Noncontrolling interest distributions	—	(32,805)	(32,805)
Employee Long-term Incentive Plan Unit Awards	10,457	—	10,457
Rebalancing adjustment (c)	651	—	651
Balance at December 31, 2017	$102,921	$545,519	$648,440

Balance at January 1, 2016	$96,340	$324,526	$420,866
Distributions declared of $1.16 per Common OP Unit	(6,753)	—	(6,753)
Net income for the year ended December 31, 2016	5,002	56,814	61,816
Conversion of 351,250 Common OP Units to Common Shares by limited partners of the Operating Partnership	(7,892)	—	(7,892)
Issuance of Common and Preferred OP Units to acquire real estate	31,429	—	31,429
Acquisition of noncontrolling interests	—	(25,925)	(25,925)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(43)	(289)	(332)
Change in control of previously unconsolidated investment	—	(75,713)	(75,713)
Reclassification of realized interest expense on swap agreements	223	374	597
Noncontrolling interest contributions	—	295,108	295,108
Noncontrolling interest distributions	—	(80,769)	(80,769)
Employee Long-term Incentive Plan Unit Awards	12,768	—	12,768
Rebalancing adjustment (c)	(35,652)	—	(35,652)
Balance at December 31, 2016	$95,422	$494,126	$589,548

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,329,640, 3,328,873 and 3,308,875 Common OP Units at December 31, 2018, 2017 and 2016, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2018, 2017 and 2016; (iii) 136,593 Series C Preferred OP Units at December 31, 2018, 2017 and 2016; and (iv) 2,569,044, 2,274,147 and 1,997,099 LTIP units at December 31, 2018, 2017 and 2016, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

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

Preferred OP Units

There were no issuances of Preferred OP Units during the year ended December 31, 2018.

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 ( 9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2018, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through December 31, 2018, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

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

The Company leases land at six of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $1.7 million, $1.4 million and $1.2 million (including capitalized ground rent at a property under development of $0, $0.1 million and $0.6 million) for the years ended December 31, 2018, 2017 and 2016 respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating up to 22 years. The Company also leases space for its corporate office. Office rent expense under these leases was $1.0 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

Capital Lease

During 2016, the Company entered into a 49-year master lease, which is accounted for as a capital lease. During the years ended December 31, 2018, 2017 and 2016, payments for this lease totaled $2.5 million, $2.5 million and $1.3 million, respectively. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and capital leases in which the Company is the lessee, principally for office space, land and equipment, as of December 31, 2018, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2019	$187,158	$4,775
2020	178,691	4,571
2021	159,749	4,354
2022	139,294	4,404
2023	121,456	4,425
Thereafter	513,853	180,618
Total	$1,300,201	$203,147

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2020.

During the years ended December 31, 2018, 2017 and 2016, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$167,894	$94,319	$—	$—	$262,213
Depreciation and amortization	(60,903)	(56,646)	—	—	(117,549)
Property operating expenses, other operating and real estate taxes	(45,138)	(37,642)	—	—	(82,780)
General and administrative expenses	—	—	—	(34,343)	(34,343)
Operating income	61,853	31	—	(34,343)	27,541
Gain on disposition of properties	—	5,140	—	—	5,140
Interest income	—	—	13,231	—	13,231
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties (a)	7,415	1,887	—	—	9,302
Interest expense	(27,575)	(42,403)	—	—	(69,978)
Income tax provision	—	—	—	(934)	(934)
Net income	41,693	(35,345)	13,231	(35,277)	(15,698)
Net loss attributable to noncontrolling interests	752	46,385	—	—	47,137
Net income attributable to Acadia	$42,445	$11,040	$13,231	$(35,277)	$31,439

Real estate at cost	$2,069,439	$1,628,366	$—	$—	$3,697,805
Total assets	$2,232,695	$1,616,472	$109,613	$—	$3,958,780
Cash paid for acquisition of real estate	$1,343	$146,642	$—	$—	$147,985
Cash paid for development and property improvement costs	$32,662	$62,172	$—	$—	$94,834

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$169,975	$80,287	$—	$—	$250,262
Depreciation and amortization	(61,705)	(43,229)	—	—	(104,934)
Property operating expenses, other operating and real estate taxes	(45,349)	(34,449)	—	—	(79,798)
General and administrative expenses	—	—	—	(33,756)	(33,756)
Impairment charge	—	(14,455)	—	—	(14,455)
Operating income (loss)	62,921	(11,846)	—	(33,756)	17,319
Gain on disposition of properties	—	48,886	—	—	48,886
Interest income	—	—	29,143	—	29,143
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties (a)	3,735	19,636	—	—	23,371
Interest expense	(28,618)	(30,360)	—	—	(58,978)
Gain on change in control	5,571	—	—	—	5,571
Income tax provision	—	—	—	(1,004)	(1,004)
Net income	43,609	26,316	29,143	(34,760)	64,308
Net income attributable to noncontrolling interests	(1,107)	(1,731)	—	—	(2,838)
Net income attributable to Acadia	$42,502	$24,585	$29,143	$(34,760)	$61,470

Real estate at cost	$2,032,485	$1,433,997	$—	$—	$3,466,482
Total assets	$2,305,663	$1,500,755	$153,829	$—	$3,960,247
Cash paid for acquisition of real estate	$—	$200,429	$—	$—	$200,429
Cash paid for development and property improvement costs	$42,026	$66,116	$—	$—	$108,142

	As of or for the Year Ended December 31, 2016
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$150,211	$39,728	$—	$—	$189,939
Depreciation and amortization	(54,582)	(15,429)	—	—	(70,011)
Property operating expenses, other operating and real estate taxes	(39,598)	(17,793)	—	—	(57,391)
General and administrative expenses	—	—	—	(40,648)	(40,648)
Operating income	56,031	6,506	—	(40,648)	21,889
Gain on disposition of properties	—	81,965	—	—	81,965
Interest income	—	—	25,829	—	25,829
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties (a)	3,774	35,675	—	—	39,449
Interest expense	(27,435)	(7,210)	—	—	(34,645)
Income tax benefit	—	—	—	105	105
Net income	32,370	116,936	25,829	(40,543)	134,592
Net income attributable to noncontrolling interests	(3,411)	(58,405)	—	—	(61,816)
Net income attributable to Acadia	$28,959	$58,531	$25,829	$(40,543)	$72,776

Real estate at cost	$1,982,763	$1,399,237	$—	$—	$3,382,000
Total assets	$2,271,620	$1,448,177	$276,163	$—	$3,995,960
Cash paid for acquisition of real estate	$323,880	$171,764	$—	$—	$495,644
Cash paid for development and property improvement costs	$13,434	$136,000	$—	$—	$149,434

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

Equity in earnings of unconsolidated affiliates for the Core segment includes $5.8 million, $1.9 million and $0.9 million related to one unconsolidated affiliate, Town Center, for the years ended December 31, 2018, 2017 and 2016, respectively. During 2017 and 2018, the Company increased its ownership in its Town Center investment from 22.22% to 75.22% (Note 4). Effective in 2018, the Company consolidated a property association entity that incurs all property-related costs associated with Town Center. Such costs aggregated $0.7 million for the year ended December 31, 2018 and are included in depreciation and amortization and property operating expenses other operating and real estate taxes within the Core segment.

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At December 31, 2018 a total of 1,176,340 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the year ended December 31, 2018, the Company issued 381,821 LTIP Units and 5,767 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. The fair value of the Restricted Share Units and LTIP Units as of the grant date was $10.4 million. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units to market conditions as described below (“2018 Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

For valuation of the 2018 Performance Shares, a Monte Carlo simulation was used to estimate the fair values based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (18.0%) and risk-free interest rates (2.4%).

Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $8.4 million each for the years ended December 31, 2018 and 2017, respectively and is recorded in General and Administrative in the Consolidated Statements of Income.

In addition, during the quarter ended December 31, 2018, in connection with the retirement of an executive, an additional 26,632 LTIP Units were issued. The value of these LTIP Units was $0.6 million and was recognized as compensation expense in 2018. Also, in connection with this retirement, the Company recognized $1.7 million as compensation expense relating to the acceleration of previously granted LTIP Units.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2018, the Company issued 17,427 LTIP Units and 17,050 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 8,949 of the LTIP Units and 5,181 of the Restricted Shares will be on the first anniversary of the date of issuance and 8,478 of the LTIP Units and 11,869 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $1.3 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of December 31, 2018.

Compensation expense of $0 and $0.6 million was recognized for the year ended December 31, 2018 and 2017, respectively, related to the Program in connection with Fund III.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2016	49,899	$25.90	1,020,121	$23.92
Granted	21,675	33.35	359,484	34.40
Vested	(24,886)	29.17	(522,680)	26.08
Forfeited	(189)	35.37	(48)	35.37
Unvested at December 31, 2016	46,499	$27.58	856,877	$26.99
Granted	19,442	29.85	310,551	31.80
Vested	(23,430)	30.47	(257,124)	28.27
Forfeited	(1,184)	32.65	(205)	32.49
Unvested at December 31, 2017	41,327	26.92	910,099	28.28
Granted	22,817	23.65	425,880	26.80
Vested	(25,261)	30.79	(431,827)	29.72
Forfeited	(428)	27.25	(12,266)	28.57
Unvested at December 31, 2018	38,455	$22.44	891,886	$26.87

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2018 and 2017 were $26.64 and $31.69, respectively. As of December 31, 2018, there was $14.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested for the years ended December 31, 2018 and 2017, was $0.8 million and $0.7 million, respectively. The total fair value of LTIP Units that vested during the years ended December 31, 2018 and 2017, was $12.8 million and $7.3 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Plans

On a combined basis, the Company incurred a total of $0.3 million, $0.2 million and $0.2 million related to the following employee benefit plans for each of the years ended December 31, 2018, 2017 and 2016, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 3,495 and 4,514 Common Shares were purchased by employees under the Purchase Plan for the year ended December 31, 2018 and 2017, respectively.

Deferred Share Plan

During 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $18,500, for the year ended December 31, 2018.

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code, and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2018, 2017 and 2016, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to Federal, state and local income taxes. No more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by Federal, state and local jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2018, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2015 and forward.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia to taxable income is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income attributable to Acadia	$31,439	$61,470	$72,776
Deferred cancellation of indebtedness income	2,050	2,050	2,050
Deferred rental and other income (a)	1,222	(934)	1,610
Book/tax difference - depreciation and amortization (a)	23,166	21,334	15,189
Straight-line rent and above- and below-market rent adjustments (a)	(12,129)	(10,559)	(7,882)
Book/tax differences - equity-based compensation	6,042	5,325	10,307
Joint venture equity in earnings, net (a)	13,905	9,114	(2,011)
Impairment charges and reserves	—	—	769
Acquisition costs (a)	326	1,135	5,116
Gains	—	(5,181)	—
Book/tax differences - miscellaneous	(2,821)	930	(4,924)
Taxable income	$63,200	$84,684	$93,000
Distributions declared	$89,122	$87,848	$91,053

(a)

Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item “Joint venture equity in earnings, net.”

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2018		2017		2016
	Per Share	%	Per Share	%	Per Share	%
Ordinary income - Non-Section 199A	—	—%	$0.82	78%	$0.77	66%
Ordinary income - Section 199A	$0.87	100%	—	—%	—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	0.23	22%	0.39	34%
Total (b)	$0.87	100%	$1.05	100%	$1.16	100%

(b)	The fourth quarter 2018 regular dividend was $0.28 per common share of which approximately $0.06 was allocable to 2018 and approximately $0.22 is allocable to 2019.

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
TRS loss before income taxes	$(2,609)	$(3,604)	$(1,583)
(Provision) benefit for income taxes:
Federal	(377)	(982)	378
State and local	26	423	97
TRS net loss before noncontrolling interests	(2,960)	(4,163)	(1,108)
Noncontrolling interests	4	8	(9)
TRS net loss	$(2,956)	$(4,155)	$(1,117)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal tax benefit at statutory tax rate	$(548)	$(1,225)	$(538)
TRS state and local taxes, net of Federal benefit	(165)	(190)	(84)
Tax effect of:
Permanent differences, net	951	1,131	1,663
Prior year over-accrual, net	—	(1,541)	—
Effect of Tax Cuts and Jobs Act	—	1,982	—
Other	172	404	(1,516)
REIT state and local income and franchise taxes	524	443	370
Total provision (benefit) for income taxes	$934	$1,004	$(105)

As of December 31, 2018, and 2017, the Company’s deferred tax assets (net of applicable reserves) in its taxable REIT subsidiaries consisted of the following: additional tax basis in RCP investments of $0 and $1.0 million, capital loss carryovers of $0.1 million and $0 and net operating loss carryovers of $2.0 million and $1.1 million, respectively.

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

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Numerator:
Net income attributable to Acadia	$31,439	$61,470	$72,776
Less: net income attributable to participating securities	(267)	(642)	(793)
Income from continuing operations net of income attributable to participating securities	$31,172	$60,828	$71,983

Denominator:
Weighted average shares for basic earnings per share	82,080,159	83,682,789	76,231,000
Effect of dilutive securities:
Employee unvested restricted shares	—	2,682	12,550
Denominator for diluted earnings per share	82,080,159	83,685,471	76,243,550

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.38	$0.73	$0.94

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	136,593	136,593	141,593
Series C Preferred OP Units - Common share equivalent	474,278	479,978	410,207
Restricted shares	36,879	41,299	50,156

16. Summary of Quarterly Financial Information (Unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months Ended (a)
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$63,124	$63,569	$66,075	$69,445
Net loss	(4,160)	(2,270)	(2,597)	(6,671)
Net loss attributable to noncontrolling interests	11,579	9,935	11,822	13,801
Net income attributable to Acadia	7,419	7,665	9,225	7,130

Earnings per share attributable to Acadia:
Basic	$0.09	$0.09	$0.11	$0.09
Diluted	0.09	0.09	0.11	0.09

Weighted average number of shares:
Basic	83,434	81,756	81,566	81,591
Diluted	83,438	81,756	81,566	81,591

Cash dividends declared per Common Share	$0.27	$0.27	$0.27	$0.28

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

The three months ended September 30, 2018 includes an aggregate $5.1 million gain on the sales of two consolidated Fund IV properties (Note 2), of which $3.9 million was attributable to noncontrolling interests.

	Three Months Ended (a, b, c, d)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$61,999	$59,504	$62,678	$66,081
Net income	19,971	6,108	13,285	24,944
Net (income) loss attributable to noncontrolling interests	(4,340)	5,952	(418)	(4,032)
Net income attributable to Acadia	15,631	12,060	12,867	20,912
Earnings per share attributable to Acadia:
Basic
Diluted	$0.18	$0.14	$0.15	$0.25
	0.18	0.14	0.15	0.25
Weighted average number of shares:
Basic	83,635	83,662	83,700	83,733
Diluted	83,646	83,662	83,700	83,733

Cash dividends declared per Common Share	$0.26	$0.26	$0.26	$0.27

(a)	The three months ended March 31, 2017 includes the Company’s $2.7 million proportionate share of aggregate gains of $14.5 million on the sales of two unconsolidated properties (Note 4).

(b)	The three months ended June 30, 2017 includes the Company’s $0.8 million proportionate share of a $3.3 million gain on sale of an unconsolidated property (Note 4).

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

17. Subsequent Events

Capital Called

Effective January 9, 2019, Fund V called capital of $33.2 million of which the Company’s share was $6.7 million.

Financing and Hedging Transactions

On January 4, 2019, the Company entered into $100.0 million notional amounts of 10-year interest rate swaps at a fixed rate of approximately 2.6%.

On January 11, 2019, Fund V obtained a mortgage for its Elk Grove Commons property in the amount of $41.5 million, and also entered into a swap to fix the rate.

Acquisition and Disposition

On January 23, 2019, Fund III sold its 3104 M Street property for $10.5 million to an unconsolidated venture in which the Company holds a 20% interest, referred to as the Renaissance Portfolio (Note 4). In addition, the Renaissance Portfolio venture assumed the related Fund III mortgage of $4.7 million.

ACADIA REALTY TRUST

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2018:
Allowance for deferred tax asset	$1,530	$—	$—	$(1,530)	$—
Allowance for uncollectible accounts	5,920	2,532	(531)	—	7,921
Allowance for notes receivable	—	—	—	—	—
Year Ended December 31, 2017:
Allowance for deferred tax asset	$859	$—	$671	$—	$1,530
Allowance for uncollectible accounts	5,720	200	—	—	5,920
Allowance for notes receivable	—	—	—	—	—
Year Ended December 31, 2016:
Allowance for deferred tax asset	$—	$—	$859	$—	$859
Allowance for uncollectible accounts	7,451	—	—	(1,731)	5,720
Allowance for notes receivable	—	—	—	—	—

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

		Initial Cost to Company			Amount at Which Carried at December 31, 2018
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
Core Portfolio:
Crescent Plaza Brockton, MA	$ —	$1,147	$7,425	$3,222	$1,147	$10,647	$11,794	$8,112	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	13,965	505	18,126	18,631	14,890	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	—	—	3,396	3,396	2,981	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,809	190	5,813	6,003	5,227	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	12,490	1,664	12,490	14,154	9,813	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	2,876	799	6,073	6,872	4,016	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	25,803	3,207	39,577	42,784	23,366	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	15,738	3,798	28,180	31,978	19,867	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	5,726	4,288	22,878	27,166	13,173	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	4,920	2,577	15,210	17,787	8,603	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	27,000	1,817	15,846	1,086	1,817	16,932	18,749	8,285	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	4,069	1,793	11,241	13,034	5,431	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	4,597	3,229	17,514	20,743	9,918	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	7,736	907	11,217	12,124	9,206	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	16,119	3,401	28,419	31,820	12,757	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	1,484	961	5,305	6,266	2,683	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,413	1,273	17,504	18,777	10,169	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	2,173	2,350	11,577	13,927	5,955	1999	(a)	40 years
Pacesetter Park Shopping Center Ramapo, NY	—	1,475	5,899	3,743	1,475	9,642	11,117	5,439	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	26,250	5,063	15,252	2,495	5,201	17,609	22,810	7,199	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,190	1,691	6,993	8,684	3,250	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	2,632	—	14,541	14,541	7,319	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,509	8,289	10,200	18,489	4,447	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	4,788	11,855	12,079	23,934	3,085	2006	(a)	40 years
West Shore Expressway Staten Island, NY	—	3,380	13,499	—	3,380	13,499	16,879	4,496	2007	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	1,234	16,699	19,938	36,637	6,184	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	6,133	3,048	13,414	16,462	2,855	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	8	8,576	17,264	25,840	3,273	2011	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2018
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
15 Mercer Street New York, NY	—	1,887	2,483	—	1,887	2,483	4,370	466	2011	(a)	40 years
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	927	2011	(a)	40 years
Chicago Street Retail Portfolio Chicago, IL	—	27,588	52,274	14,804	27,626	67,040	94,666	13,063	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	290	2,110	1,596	3,706	243	2012	(a)	40 years
330-340 River Street Cambridge, MA	11,396	8,404	14,235	—	8,404	14,235	22,639	2,547	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	1,924	7,458	17,892	25,350	3,314	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	2,461	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	13,918	6,220	24,416	—	6,220	24,416	30,636	4,215	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	407	1,908	12,565	14,473	1,943	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	1,495	2012	(a)	40 years
60 Orange Street Bloomfield, NJ	7,266	3,609	10,790	—	3,609	10,790	14,399	1,859	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	1,014	11,690	11,149	22,839	1,863	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	916	4,429	7,018	11,447	1,283	2012	(a)	40 years
664 North Michigan Chicago, IL	—	15,240	65,331	—	15,240	65,331	80,571	9,601	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	977	5,398	16,578	21,976	2,394	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	168	6,899	4,417	11,316	693	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	1,174	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	1,116	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	1,116	—	33,935	33,935	2,798	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	192	16,744	28,538	45,282	3,648	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	706	4,578	3,351	7,929	371	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	23	1,893	11,617	13,510	1,396	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	—	8,544	27,001	35,545	3,184	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	248	6,613	10,667	17,280	1,299	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	544	10,175	13,185	23,360	1,647	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	4,102	13,763	35,494	49,257	4,245	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	242	—	57,778	57,778	11,605	2014	(a)	40 years
Shops at Grand Ave Queens, NY	—	20,264	33,131	1,965	20,264	35,096	55,360	3,651	2014	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2018
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
201 Needham Street Newton, MA	—	4,550	4,459	105	4,550	4,564	9,114	536	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	16,814	36,063	125,912	161,975	10,585	2015	(a)	40 years
163 Highland Avenue Needham, MA	8,852	12,679	11,213	—	12,679	11,213	23,892	1,198	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	13	4,838	14,587	19,425	1,223	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	501	—	6,847	6,847	673	2015	(a)	40 years
991 Madison Avenue New York, NY	—	—	76,965	1,506	—	78,471	78,471	4,413	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	265	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,728	2,739	2,746	—	2,739	2,746	5,485	175	2016	(a)	40 years
State & Washington Chicago, IL	24,439	3,907	70,943	20	3,907	70,963	74,870	4,138	2016	(a)	40 years
151 N. State Street Chicago, IL	13,882	1,941	25,529	—	1,941	25,529	27,470	1,542	2016	(a)	40 years
North & Kingsbury Chicago, IL	12,555	18,731	16,292	52	18,731	16,344	35,075	989	2016	(a)	40 years
Sullivan Center Chicago, IL	50,000	13,443	137,327	419	13,443	137,746	151,189	8,052	2016	(a)	40 years
California & Armitage Chicago, IL	2,566	6,770	2,292	2	6,770	2,294	9,064	148	2016	(a)	40 years
555 9th Street San Francisco, CA	60,000	75,591	73,268	1	75,591	73,269	148,860	4,000	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	228	8,100	31,449	39,549	937	2017	(a)	40 years
Undeveloped Land	—	100	—	—	100	—	100	—
Fund II:
City Point Brooklyn, NY	224,587	—	100,316	468,337	—	568,653	568,653	29,640	2007	(c)	40 years
Fund III:
654 Broadway Manhattan, NY	—	9,040	3,654	3,497	9,040	7,151	16,191	1,209	2011	(a)	40 years
640 Broadway Manhattan, NY	49,470	12,503	19,960	14,304	12,503	34,264	46,767	5,798	2012	(a)	40 years
Cortlandt Crossing Mohegan Lake, NY	26,000	11,000	—	64,870	12,750	63,120	75,870	415	2012	(c)	40 years
3104 M Street Washington, DC	4,531	750	2,115	5,162	750	7,277	8,027	566	2013	(c)	40 years
3780-3858 Nostrand Avenue Brooklyn, NY	10,097	6,229	11,216	6,365	6,229	17,581	23,810	2,857	2013	(a)	40 years
Fund IV:
210 Bowery Manhattan, NY	—	1,875	5,625	6,021	1,875	11,646	13,521	26	2012	(c)	40 years
Paramus Plaza Paramus, NJ	17,627	11,052	7,037	11,934	11,052	18,971	30,023	2,836	2013	(a)	40 years
938 W. North Avenue Chicago, IL	14,100	2,314	17,067	5,362	2,314	22,429	24,743	2,473	2013	(a)	40 years
27 E. 61st Street Manhattan, NY	—	4,813	14,438	7,100	4,813	21,538	26,351	666	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	18,906	7,391	20,176	280	7,391	20,456	27,847	2,211	2014	(a)	40 years
1035 Third Avenue Manhattan, NY	38,434	12,759	37,431	5,386	14,099	41,477	55,576	4,222	2015	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2018
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
801 Madison Avenue Manhattan, NY	—	4,178	28,470	5,608	4,178	34,078	38,256	1,054	2015	(c)	40 years
2208-2216 Fillmore Street San Francisco, CA	5,606	3,027	6,376	32	3,027	6,408	9,435	511	2015	(a)	40 years
146 Geary Street San Francisco, CA	27,700	9,500	28,500	489	9,500	28,989	38,489	2,257	2015	(a)	40 years
2207 Fillmore Street San Francisco, CA	1,120	1,498	1,735	118	1,498	1,853	3,351	143	2015	(a)	40 years
1964 Union Street San Francisco, CA	1,463	563	1,688	1,867	563	3,555	4,118	121	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	6,201	1,041	10,905	—	1,041	10,905	11,946	818	2016	(a)	40 years
Wakeforest Crossing Wake Forest, NC	23,706	7,570	24,829	220	7,570	25,049	32,619	1,799	2016	(a)	40 years
Airport Mall Bangor, ME	5,476	2,294	7,067	458	2,294	7,525	9,819	526	2016	(a)	40 years
Colonie Plaza Albany, NY	11,890	2,852	9,619	271	2,852	9,890	12,742	632	2016	(a)	40 years
Dauphin Plaza Harrisburg, PA	10,021	5,290	9,464	2,235	5,290	11,699	16,989	793	2016	(a)	40 years
JFK Plaza Waterville, ME	4,381	751	5,991	9	751	6,000	6,751	412	2016	(a)	40 years
Mayfair Shopping Center Philadelphia, PA	—	6,178	9,266	741	6,178	10,007	16,185	602	2016	(a)	40 years
Shaw's Plaza Waterville, ME	7,840	828	11,814	56	828	11,870	12,698	721	2016	(a)	40 years
Wells Plaza Wells, ME	3,286	1,892	2,585	236	1,892	2,821	4,713	245	2016	(a)	40 years
717 N. Michigan Chicago, IL	18,972	20,674	10,093	1	20,674	10,094	30,768	523	2016	(c)	40 years
Shaw's Plaza North Windham, ME	5,848	1,876	6,696	1	1,876	6,697	8,573	281	2017	(a)	40 years
Lincoln Place Fairview Heights, IL	23,100	7,149	22,201	920	7,149	23,121	30,270	1,218	2017	(a)	40 years
Broughton Street Portfolio (BSP I) Savannah, GA	19,773	9,930	21,905	—	9,930	21,905	31,835	136	2018	(a)	40 years
Fund V:
Plaza Santa Fe Santa Fe, NM	22,893	—	28,214	69	—	28,283	28,283	1,228	2017	(a)	40 years
Hickory Ridge Hickory, NC	28,613	7,852	29,998	75	7,852	30,073	37,925	1,166	2017	(a)	40 years
New Towne Plaza Canton, MI	16,900	5,040	17,391	106	5,040	17,497	22,537	713	2017	(a)	40 years
Fairlane Green Allen Park, MI	40,300	18,121	37,143	247	18,121	37,390	55,511	1,026	2017	(a)	40 years
Trussville Promenade Birmingham, AL	29,370	7,587	34,285	—	7,587	34,285	41,872	778	2018	(a)	40 years
Elk Grove Commons Elk Grove, CA	—	6,204	48,008	28	6,204	48,036	54,240	525	2018	(a)	40 years
Hiram Pavilion I & II Hiram, GA	—	13,029	25,446	27	13,029	25,473	38,502	137	2018	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2018
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)	Life on which Depreciation in Latest Statement of Income is Compared
Real Estate Under Development	47,645	65,297	31,473	23,527	65,297	55,000	120,297	—
Debt of Assets Held for Sale	—	—	—	—	—	—	—	—
Unamortized Loan Costs	(10,173)	—	—	—	—	—	—	—
Unamortized Premium	753	—	—	—	—	—	—	—
Total	$1,017,288	$769,582	$2,079,002	$849,221	$775,766	$2,922,039	$3,697,805	$416,657

Notes:

1.

Depreciation on buildings and improvements reflected in the consolidated statements of income is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.

2.	The aggregate gross cost of property included above for Federal income tax purposes was approximately $3.4 billion as of December 31, 2018.

The following table reconciles the activity for real estate properties from January 1, 2016 to December 31, 2018 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$3,466,482	$3,382,000	$2,736,283
Other improvements	100,077	55,763	152,129
Property acquisitions	134,559	179,292	761,400
Property dispositions or held for sale assets	(34,666)	(189,895)	(134,332)
Other	(483)	—	(9,844)
Deconsolidation of previously consolidated investments	—	—	(123,636)
Consolidation of previously unconsolidated investments	31,836	39,322	—
Balance at end of year	$3,697,805	$3,466,482	$3,382,000

The following table reconciles accumulated depreciation from January 1, 2016 to December 31, 2018 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$339,862	$287,066	$298,703
Depreciation related to real estate	78,453	73,268	49,269
Property dispositions	(1,658)	(20,472)	(27,829)
Deconsolidation of previously consolidated investments	—	—	(33,077)
Balance at end of year	$416,657	$339,862	$287,066

ACADIA REALTY TRUST

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2018

(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2018
First Mortgage Loan	6.0%	4/30/2020	$15,000	$17,802
First Mortgage Loan	8.1%	4/30/2019	153,400	38,673
Zero Coupon Loan	2.5%	5/31/2020	29,793	32,582
Mezzanine Loan	18.0%	7/1/2020	3,007	5,306
Preferred Equity	15.3%	2/3/2021	14,000	15,250
Total			$215,200	$109,613

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2016 to December 31, 2018 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$153,829	$276,163	$147,188
Additions	3,805	11,371	171,794
Repayments	(26,000)	(32,000)	(42,819)
Conversion to real estate through receipt of deed	(22,021)	(101,705)	—
Balance at end of year	$109,613	$153,829	$276,163

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust

Rye, New York

February 19, 2019

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Acadia Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited Acadia Realty Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules, and our report dated February 19, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 19, 2019

ITEM 9B.	OTHER INFORMATION.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Report from our definitive proxy statement relating to our 2019 annual meeting of stockholders (our “2019 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2019.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2019 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”
•	“MANAGEMENT”
•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”
ITEM 11.	EXECUTIVE COMPENSATION.

The information under the following headings in the 2019 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•	“COMPENSATION DISCUSSION AND ANALYSIS”
•	“BOARD OF TRUSTEES COMPENSATION”
•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2019 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Report under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2019 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2019 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.	Financial Statements: See “Index to Financial Statements” at Item 8.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” at Item 8.

3.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at Item 8.

4.	Financial Statement Schedule: See “Schedule IV—Mortgage Loans on Real Estate” at Item 8.

5.	Exhibits: The index of exhibits below is incorporated herein by reference.

The following is an index to all exhibits including (i) those filed with this Report and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

3.1	Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.

3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.

3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.

3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.

3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to the copy thereof filed as Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998.

3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.

3.7	Amended and Restated Bylaws of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2013.

3.8	Amendment No. 1 to Amended and Restated Bylaws of the Company	Incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2014.

3.9	Articles Supplementary	Incorporated by reference to the copy therefore filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017.

10.1	Second Amended and Restated Acadia Realty Trust 2006 Share Incentive Plan (a)	Incorporated by reference to the copy thereof filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on March 30, 2016.

Exhibit No.	Description	Method of Filing

10.2	Certain information regarding the compensation arrangements with certain officers of registrant	Incorporated by reference to the copy thereof filed as to Item 5.02 of the registrant's Form 8-K filed with the SEC on February 4, 2008.

10.3	Description of Long Term Investment Alignment Program	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009.

10.4	Registration Rights and Lock-Up Agreement (RD Capital Transaction)	Incorporated by reference to the copy thereof filed as Exhibit 99.1 (a) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.

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

Filed herewith.
10.8	Form of 2018 Long-Term Incentive Plan Award Agreement (Time and Performance Based)	Incorporated by reference to the copy thereof filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2018.

10.9

Amended and Restated Credit Agreement, dated as of February 20, 2018, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers

Incorporated by reference to the copy thereof filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2017.

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

Incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 4, 2006.

10.11	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to the copy thereof filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.

10.12	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to the copy thereof filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.

10.13	Form of 2018 Long-Term Incentive Plan Award Agreement (Time Based Only)	Incorporated by reference to the copy thereof filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2017.

21	List of Subsidiaries of Acadia Realty Trust	Filed herewith

23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (not including immaterial amendments)	Incorporated by reference to the copy thereof filed as Exhibit 10.1 (c) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.

99.2	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership	Incorporated by reference to the copy thereof filed as Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.

99.3	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership	Incorporated by reference to the copy thereof filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed on March 12, 2009.

99.4	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership	Incorporated by reference to the copy thereof filed as Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997.

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

(a)	The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

ITEM 16.Form 10-K SUMMARY.

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
Dated: February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 19, 2019
(Kenneth F. Bernstein)

/s/ John Gottfried	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2019
(John Gottfried)

/s/ Richard Hartmann	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2019
(Richard Hartmann)

/s/ Douglas Crocker II	Trustee	February 19, 2019
(Douglas Crocker II)

/s/ Lorrence T. Kellar	Trustee	February 19, 2019
(Lorrence T. Kellar)

/s/ Wendy Luscombe	Trustee	February 19, 2019
(Wendy Luscombe)

/s/ William T. Spitz	Trustee	February 19, 2019
(William T. Spitz)

/s/ Lynn Thurber	Trustee	February 19, 2019
(Lynn Thurber)

/s/ Lee S. Wielansky	Trustee	February 19, 2019
(Lee S. Wielansky)

/s/ C. David Zoba	Trustee	February 19, 2019
(C. David Zoba)