Form 10-Q
period 2019-03-31
ACADIA REALTY TRUST
filed 2019-04-25
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	23-2715194 (I.R.S. Employer Identification No.)

411 THEODORE FREMD AVENUE, SUITE 300, RYE, NY (Address of principal executive offices)	10580 (Zip Code)

(914) 288-8100

(Registrant’s telephone number, including area code)

Title of class of registered securities	Trading symbol	Name of exchange on which registered
Common shares of beneficial interest, par value $0.001 per share	AKR	The New York Stock Exchange

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

As of April 22, 2019 there were 82,768,837 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2019	2018
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$3,124,243	$3,160,851
Real estate under development	193,315	120,297
Net investments in real estate	3,317,558	3,281,148
Notes receivable, net	109,769	109,613
Investments in and advances to unconsolidated affiliates	309,349	262,410
Other assets, net	202,206	208,570
Cash and cash equivalents	27,765	21,268
Rents receivable, net	59,701	62,191
Restricted cash	12,527	13,580
Total assets	$4,038,875	$3,958,780

LIABILITIES
Mortgage and other notes payable, net	$1,109,160	$1,017,288
Unsecured notes payable, net	481,019	533,257
Unsecured line of credit	9,000	—
Accounts payable and other liabilities	293,019	286,072
Dividends and distributions payable	24,910	24,593
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,415	15,623
Total liabilities	1,932,523	1,876,833
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 82,708,361 and 81,557,472 shares, respectively	83	82
Additional paid-in capital	1,577,503	1,548,603
Accumulated other comprehensive (loss) income	(11,021)	516
Distributions in excess of accumulated earnings	(100,634)	(89,696)
Total Acadia shareholders’ equity	1,465,931	1,459,505
Noncontrolling interests	640,421	622,442
Total equity	2,106,352	2,081,947
Total liabilities and equity	$4,038,875	$3,958,780

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands except per share amounts)	2019	2018
Revenues
Rental income	$74,003	$50,779
Expense reimbursements	—	11,208
Other	797	1,137
Total revenues	74,800	63,124
Operating expenses
Depreciation and amortization	30,333	28,576
General and administrative	8,323	8,470
Real estate taxes	9,603	8,959
Property operating	12,347	10,338
Other operating	—	80
Total operating expenses	60,606	56,423
Operating income	14,194	6,701
Equity in earnings of unconsolidated affiliates	2,271	1,684
Interest income	2,270	3,737
Interest expense	(17,859)	(15,890)
Income (loss) from continuing operations before income taxes	876	(3,768)
Income tax benefit (provision)	46	(392)
Income (loss) from continuing operations before gain on disposition of properties	922	(4,160)
Gain on disposition of properties, net of tax	2,014	—
Net income (loss)	2,936	(4,160)
Net loss attributable to noncontrolling interests	9,261	11,579
Net income attributable to Acadia	$12,197	$7,419

Basic and diluted earnings per share	$0.15	$0.09

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income (loss)	$2,936	$(4,160)
Other comprehensive (loss) income:
Unrealized (loss) income on valuation of swap agreements	(13,306)	5,653
Reclassification of realized interest on swap agreements	(551)	363
Other comprehensive (loss) income	(13,857)	6,016
Comprehensive (loss) income	(10,921)	1,856
Comprehensive loss attributable to noncontrolling interests	11,581	10,325
Comprehensive income attributable to Acadia	$660	$12,181

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2019 and 2018

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	175	—	2,953	—	—	2,953	(2,953)	—
Issuance of Common Shares	971	1	27,833	—	—	27,834	—	27,834
Dividends/distributions declared ($0.28 per Common Share/OP Unit)	—	—	—	—	(23,135)	(23,135)	(1,781)	(24,916)
Employee and trustee stock compensation, net	5	—	94	—	—	94	3,360	3,454
Noncontrolling interest distributions	—	—	—	—	—	—	(3,237)	(3,237)
Noncontrolling interest contributions	—	—	—	—	—	—	32,191	32,191
Comprehensive (loss) income	—	—	—	(11,537)	12,197	660	(11,581)	(10,921)
Reallocation of noncontrolling interests	—	—	(1,980)	—	—	(1,980)	1,980	—
Balance at March 31, 2019	82,708	$83	$1,577,503	$(11,021)	$(100,634)	$1,465,931	$640,421	$2,106,352

Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	38	—	642	—	—	642	(642)	—
Repurchase of Common Shares	(1,304)	(2)	(31,959)	—	—	(31,961)	—	(31,961)
Dividends/distributions declared ($0.27 per Common Share/OP Unit)	—	—	—	—	(22,262)	(22,262)	(1,721)	(23,983)
Employee and trustee stock compensation, net	9	—	95	—	—	95	3,716	3,811
Noncontrolling interest distributions	—	—	—	—	—	—	(695)	(695)
Comprehensive income (loss)	—	—	—	4,762	7,419	12,181	(10,325)	1,856
Reallocation of noncontrolling interests	—	—	(1,225)	—	—	(1,225)	1,225	—
Balance at March 31, 2018	82,451	$82	$1,564,067	$7,376	$(46,856)	$1,524,669	$639,998	$2,164,667

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,936	$(4,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,333	28,576
Distributions of operating income from unconsolidated affiliates	2,054	4,724
Equity in earnings and gains of unconsolidated affiliates	(2,271)	(1,684)
Stock compensation expense	3,454	3,809
Amortization of financing costs	1,743	1,375
Gain on disposition of properties	(2,014)	—
Other, net	(6,614)	(1,889)
Changes in assets and liabilities:
Other liabilities	(7,068)	1,461
Prepaid expenses and other assets	(390)	(2,240)
Rents receivable, net	2,283	(2,359)
Accounts payable and accrued expenses	(4,661)	(4,674)
Net cash provided by operating activities	19,785	22,939
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(32,034)	(46,171)
Development, construction and property improvement costs	(19,909)	(18,136)
Issuance of or advances on notes receivable	—	(2,951)
Proceeds from the disposition of properties, net	9,779	—
Investments in and advances to unconsolidated affiliates	(48,983)	(1,847)
Return of capital from unconsolidated affiliates and other	1,635	16,210
Proceeds from notes receivable	—	26,000
(Payment) return of deposits for properties under contract	(1,952)	1,750
Payment of deferred leasing costs	(1,549)	(1,134)
Net cash used in investing activities	(93,013)	(26,279)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(8,014)	(45,246)
Principal payments on unsecured debt	(124,140)	(420,500)
Proceeds received on mortgage and other notes	101,655	47,273
Proceeds from unsecured debt	80,940	447,800
Payments for repurchase of Common Shares	—	(31,961)
Payments of finance lease obligations	(625)	—
Proceeds from the sale of Common Stock	27,834	—
Capital contributions from noncontrolling interests	32,191	—
Distributions to noncontrolling interests	(4,999)	(2,411)
Dividends paid to Common Shareholders	(22,836)	(22,601)
Deferred financing and other costs	(3,334)	(2,822)
Net cash provided by (used in) financing activities	78,672	(30,468)

Increase (decrease) in cash and restricted cash	5,444	(33,808)
Cash of $21,268 and $74,823 and restricted cash of $13,580 and $10,846, respectively, beginning of period	34,848	85,669
Cash of $27,765 and $39,344 and restricted cash of $12,527 and $12,517, respectively, end of period	$40,292	$51,861

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $2,575 and $1,492 respectively	$16,898	$11,910
Cash paid for income taxes, net of refunds	$113	$673

Supplemental disclosure of non-cash investing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$159	$425
Right-of-use assets, finance leases obtained in exchange for finance lease liabilities	$5,664	$—
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$76,965	$—
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$11,871	$—
Capital lease obligation exchanged for finance lease liability	$71,111	$—
Other liabilities exchanged for operating lease liabilities	$946	$—
Acquisition of undivided interest in a property through conversion of notes receivable	$—	$22,201

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2019 and December 31, 2018, the Company controlled approximately 94% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2019, the Company has ownership interests in 121 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 53 properties within its opportunity funds (the “Funds”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). The 174 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns I and II and earns fees or priority distributions for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds and Mervyns II are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”) and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership). All transactions between the Funds and the Operating Partnership have been eliminated in consolidation.

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2019	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of March 31, 2019 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$347.1	$—	28.33%	8%	$146.6
Fund III	5/2007	24.54%	426.3	23.7	24.54%	6%	554.8
Fund IV	5/2012	23.12%	425.4	104.6	23.12%	6%	147.4
Fund V	8/2016	20.10%	118.3	401.7	20.10%	6%	—

(a)	Amount represents the current economic ownership at March 31, 2019, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At March 31, 2019, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

These interim consolidated financial statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K, as filed with the SEC on February 19, 2019.

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

Recently Adopted Accounting Pronouncements

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, will be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the former model, with the distinction between operating, sales-type and direct-financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard, ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). To ease the transition, the new lease accounting guidance permits companies to utilize certain practical expedients in their implementation of the new standard:

•

A package of three practical expedients that must be elected together for all leases and includes: (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases and (iii) not reassessing the amount of capitalized initial direct costs for existing leases;

•	A practical expedient to use hindsight in determining the lease term or assessing purchase options for existing leases and in assessing impairment of right of use assets;
•	Lessees may make an accounting policy election by class of underlying asset not to separate lease components from non-lease components; and
•	Lessees may make an accounting policy election not to apply the recognition and measurement requirements to short-term leases.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ASU 2016-02 was modified by the following subsequently issued ASU’s (together with ASU 2016-02, “Topic 842”), many of which provided additional transition practical expedients:

•

ASU 2018-01, Land Easements Practical Expedient for Transition to Topic 842 added a transition practical expedient to not reassess existing or expired land easement agreements not previously accounted for as leases

•	ASU No. 2018-10, Codification Improvements to Topic 842, Leases. These amendments provide minor clarifications and corrections to ASU 2016-02.
•	ASU 2018-11, Leases (Topic 842): Targeted Improvements.
o

The amendments in this Update provide entities with an additional optional transition method to adopt ASU 2016-02. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting under this additional transition method for the comparative periods presented in the financial statements in which it adopts the new leases standard would continue to be in accordance with former GAAP (Topic 840, Leases).

o

The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to make a policy election to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606). Conditions are required to elect the practical expedient, and if met, the single component will be accounted for under either under Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

•

ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. This ASU modifies ASU No. 2016-02 to permit lessors, as an accounting policy election, not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures (includes sales, use, value added, and some excise taxes and excludes real estate taxes).

•

ASU 2019-01, Leases (Topic 842), Codification Improvements. There are three codification updates to Topic 842 covered by this ASU: Issue 1 provides guidance on how to compute fair value of leased items for lessors who are non-dealers or manufacturers; Issue 2 relates to cash flow presentation for lessors of sales-type and direct financing leases; and Issue 3 clarifies that certain transition disclosures will only be required in annual disclosures.

Under the new leasing guidance, contract consideration shall be allocated to its lease components (such as the lease of retail properties) and non-lease components (such as maintenance). For lessors, any non-lease components will be accounted for under Topic 606 unless the entity elects the lessor practical expedient to not separate the non-lease components from the associated lease component as described above. The new guidance also includes a definition of initial direct costs that is narrower than the prior definition in former GAAP (Topic 840, Leases). Topic 842 was effective for the Company beginning January 1, 2019.

The Company adopted Topic 842 effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and has availed itself of all the available practical expedients described above except it did not use hindsight in determining the lease term or assessing purchase options for existing leases and in assessing impairment of right of use assets.

As lessor, the Company has more than 1,000 leases primarily with retail tenants and to a lesser extent with office and residential tenants. A significant majority of its leases are on a triple-net basis. The impact of adoption of ASU 2016-02 for the Company as lessor was as follows:

•

The Company has elected the lessor practical expedient to not separate common area maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. Common area maintenance is considered a non-lease component within the scope of Topic 606 and reimbursements of taxes and insurance are considered contractual payments that do not transfer a good or service to the tenant; however, such revenues related to leases, which were formerly reported as reimbursed expenses, will be reported within lease revenues in the presentation of the statement of income subsequent to the implementation of ASC 842. Prior year classifications under ASC 840 will not be adjusted.

•

Due to its election of available practical expedients, the Company expects that post-adoption substantially all existing leases, and new leases compared to similar existing leases, will have no change in the timing of revenue recognition.

•

The Company’s internal leasing costs will be expensed as incurred, as opposed to being capitalized and deferred. Commissions subsequent to successful lease execution will continue to be capitalized. After adoption, the Company will no longer capitalize internal leasing costs that were previously capitalized (the Company capitalized $1.8 million of internal leasing costs during the year ended December 31, 2018).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•

The Company has existing easement arrangements that have not been previously identified as leases. The Company expects that its existing and similar future easement arrangements will not be classified as rental revenue but as other revenues as these arrangements do not transfer control to the counterparty.

•

The Company makes a policy election to continue to account for only those taxes described under ASU 2018-20 that it pays on behalf of the tenant as reimbursable costs and will not account for those taxes paid directly by the lessee which are considered lessee costs.

As lessee, the Company is party to 13 ground, office and equipment leases with future payment obligations aggregating $203.1 million at December 31, 2018. The impact of adoption of ASU 2016-02 for the Company as lessee was as follows (Note 11):

•

As lessee, the Company has applied the following practical expedients in the implementation ASU 2016-02: (i) to not separate non-lease components from the associated lease component as described above and (ii) to not apply the right-of-use recognition requirements to short-term leases. As such, there were no changes in the timing of recognition of expenses related to its operating leases.

•	The Company recognized right-of-use assets and lease liabilities of $11.9 million and $12.8 million, respectively, related to its operating leases.
•

The Company reclassified its existing capital lease asset of $77.0 million and capital lease liability of $71.1 million to a right-of-use asset and a lease liability, respectively, pertaining to finance leases.

•

Subsequent to the adoption of and in accordance with Topic 842, the Company reassessed the circumstances surrounding three of its operating ground leases and determined that it had made significant leasehold improvements and was now reasonably certain to exercise their purchase options. Accordingly, the Company reclassified the existing right-of-use assets and lease liabilities from operating leases to finance leases and adjusted the leases’ right-of-use assets and corresponding lease liabilities to $5.7 million and $5.7 million, respectively, to incorporate the present value of the purchase options, which totaled $4.7 million at January 1, 2019.

•

With the adoption of ASC Topic 842, the Company will no longer provide a reserve for uncollectible receivables; they will be written-off. Accordingly, tenant receivables will not be presented net of an allowance for doubtful accounts on the balance sheet. The write-off of the tenant receivables will be presented as a reduction of revenue rather than as an operating expense on the income statement. In addition, rental income related to tenants with uncollectible receivables will be recorded on a cash basis and straight-line rent will be suspended.

The Company did not record any cumulative effect of change in accounting principle upon the adoption of ASC Topic 842 as lessor or lessee. Consistent with the transition guidance under ASU 2018-11, all prior period disclosures remain in accordance with ASC Topic 840.

Other Accounting Topics

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company adopted this guidance effective January 1, 2019, which had no effect on the Company’s financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance; however, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. For those amendments that were effective January 1, 2019 or earlier, there was no material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU modifies ASU 2016-13 (discussed below). The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measure at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2018-19 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

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

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$705,402	$710,469
Buildings and improvements	2,574,459	2,594,828
Tenant improvements	157,502	151,154
Construction in progress	30,413	44,092
Properties under capital lease	—	76,965
Right-of-use assets - finance leases	82,629	—
Right-of-use assets - operating leases	11,871	—
Total	3,562,276	3,577,508
Less: Accumulated depreciation	(438,033)	(416,657)
Operating real estate, net	3,124,243	3,160,851
Real estate under development, at cost	193,315	120,297
Net investments in real estate	$3,317,558	$3,281,148

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions and Conversions

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2019 Acquisitions
Core
Soho Portfolio - 51 and 53 Greene Street (a)	100%	Mar 15, 2019 Mar 27, 2019	$32,194
Total 2019 Acquisitions			$32,194

2018 Acquisitions and Conversions
Core
Bedford Green Land Parcel - Bedford Hills, NY	100%	Mar 23, 2018	$1,337
Subtotal Core			1,337

Fund IV
Broughton Street Partners I - Savannah, GA (Conversion) (Note 4)	100%	Oct 11, 2018	36,104
Subtotal Fund IV			36,104

Fund V
Trussville Promenade - Trussville, AL	100%	Feb 21, 2018	45,259
Elk Grove Commons - Elk Grove, CA	100%	Jul 18, 2018	59,320
Hiram Pavilion - Hiram, GA	100%	Oct 23, 2018	44,443
Subtotal Fund V			149,022
Total 2018 Acquisitions and Conversions			$186,463

(a)

The Soho Portfolio is a collection of six properties located in New York, NY with an aggregate purchase price of approximately $96.0 million. The acquisitions of the remaining four properties are expected to be finalized through early 2020.

The 2019 Acquisitions and 2018 Acquisitions and Conversions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018. For the three months ended March 31, 2019 and 2018, the Company capitalized $0.4 million and $0.1 million, respectively, of acquisition costs. No debt was assumed in any of the 2019 Acquisitions or 2018 Acquisitions or Conversions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2019 Acquisitions and the 2018 Acquisitions and Conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the three months ended March 31, 2019 and the year ended December 31, 2018 (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Net Assets Acquired
Land	$8,094	$38,086
Buildings and improvements	21,169	129,586
Acquisition-related intangible assets (Note 6)	2,931	26,693
Acquisition-related intangible liabilities (Note 6)	—	(7,902)
Net assets acquired	$32,194	$186,463

Consideration
Cash	$32,034	$147,985
Liabilities assumed	160	2,597
Existing interest in previously unconsolidated investment	—	35,881
Total Consideration	$32,194	$186,463

Dispositions

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2019 Dispositions
3104 M Street - Washington, DC (Note 4)	Fund III	Jan 24, 2019	$10,500	$2,014
Total 2019 Dispositions			$10,500	$2,014

2018 Dispositions
Sherman Avenue - New York, NY	Fund II	Apr 17, 2018	$26,000	$33
Lake Montclair - Dumfries, VA	Fund IV	Aug 27, 2018	22,450	2,923
1861 Union Street - San Francisco, CA	Fund IV	Aug 29, 2018	6,000	2,184
210 Bowery - 4 Residential Condos - New York, NY	Fund IV	Nov 30, 2018, Dec 10, 2018, Dec 17, 2018, Dec 21, 2018	12,050	—
Total 2018 Dispositions			$66,500	$5,140

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the three months ended March 31, 2019 and year ended December 31, 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues	$43	$815
Expenses	(74)	(876)
Loss from continuing operations of disposed properties before gain on disposition of properties	(31)	(61)
Gain on disposition of properties	2,014	—
Net (income) loss attributable to noncontrolling interests	(1,629)	77
Net income attributable to Acadia	$354	$16

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2018		Three Months Ended 2019			March 31, 2019
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	1	$7,759	$57,342	$253	$—	1	$65,354
Fund II	—	7,462	—	738	—	—	8,200
Fund III	1	21,242	12,313	642	—	1	34,197
Fund IV	1	83,834	—	1,730	—	1	85,564
Total	3	$120,297	$69,655	$3,363	$—	3	$193,315

The number of properties in the table above refers to projects comprising the entire property; however, certain projects represent a portion of a property as follows: During the three months ended March 31, 2019, the Company placed a portion of one Core property (City Center) and a portion of one Fund III property (Cortlandt Crossing) into development and during 2017 the Company placed Fund II’s City Point Phase I and II project into service. Fund II amounts are comprised of the remaining City Point Phase III project.

During the year ended December 31, 2018, the Company placed one Core development project into service. In addition to the consolidated projects noted above, the Company had one unconsolidated project in development at December 31, 2017, which it placed into service during the year ended December 31, 2018.

Construction in progress pertains to construction activity at the Company’s operating properties which are in service and continue to operate during the construction period.

3. Notes Receivable, Net

The Company’s notes receivable, net were generally collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2019
Description	2019	2018	Number	Maturity Date	Interest Rate
Core Portfolio	$56,475	$56,475	2	Apr 2019 - Apr 2020	6.0% - 8.1%
Fund II	32,738	32,582	1	Dec 2020	1.75%
Fund III	5,306	5,306	1	Jul 2020	18.0%
Fund IV	15,250	15,250	1	Feb 2021	15.3%
	$109,769	$109,613	5

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2019, the Company increased the balance of a Fund II note receivable by accrued interest of $0.2 million.

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

		Nominal Ownership Interest	March 31,	December 31,
Portfolio	Property	March 31, 2019	2019	2018
Core:
	840 N. Michigan (a)	88.43%	$64,561	$65,013
	Renaissance Portfolio	20%	33,059	32,458
	Gotham Plaza	49%	29,399	29,550
	Town Center (a, b)	75.22%	99,106	99,758
	Georgetown Portfolio	50%	4,761	4,653
			230,886	231,432

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	17	21
	Self Storage Management (d)	95%	206	206
			223	227
Fund IV:
	Broughton Street Portfolio (e)	50%	3,149	3,236
	Fund IV Other Portfolio	90%	13,922	14,540
	650 Bald Hill Road	90%	12,704	12,880
			29,775	30,656

Fund V:	Family Center at Riverdale	90%	48,610	—

Various Funds:	Due (to) from Related Parties (f)		(701)	(461)
	Other (g)		556	556
	Investments in and advances to unconsolidated affiliates		$309,349	$262,410

Core:
	Crossroads (h)	49%	$15,415	$15,623
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,415	$15,623

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017 and March 2018, as discussed below, the Company increased its ownership in Town Center.
(c)	Distributions, discussed below, have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)

The Company is entitled to a 15% return on its cumulative capital contribution which was $3.0 million at both March 31, 2019 and December 31, 2018. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $2.8 million at both March 31, 2019 and December 31, 2018.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Core Portfolio

Acquisition of Unconsolidated Investment

On January 24, 2019, the Renaissance Portfolio, in which the Company owns a 20% noncontrolling interest, acquired a 7,300 square foot property in Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million (Note 2) less the assumption of the outstanding mortgage of $4.7 million.

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

At March 31, 2019, $38.7 million of the Brandywine Note Receivable remains outstanding (Note 3), which is collateralized by the remaining 24.78% undivided interest in Town Center.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fund Investments

Acquisition of Unconsolidated Investment in Fund V

On March 19, 2019, Fund V acquired an interest in a venture which invested in a 428,000 square foot property located in Riverdale, Utah referred to as (“Family Center at Riverdale”) for $48.5 million. The Company accounts for its interest in the Family Center at Riverdale under the equity method of accounting as it does not control but exercises significant influence over the investment.

Broughton Street Portfolio

During 2014, Fund IV acquired 50% interests in two joint ventures referred to as “BSP I” and “BSP II” with the same venture partner to acquire and operate a total of 23 properties in Savannah, Georgia referred to as the “Broughton Street Portfolio.” Since that time, as described below, the ventures have sold eight of the properties and terminated the master leases on two of the properties. In October 2018, the venture partner relinquished its interest in BSP I resulting in Fund IV becoming the 100% owner of the BSP I venture, which holds 11 consolidated properties (Note 2). Fund IV accounted for this transaction as an asset purchase at fair value whereby its existing preferred and common interests were deemed consideration for the properties and no gain or loss was recognized. At March 31, 2019, the Broughton Street portfolio had 13 remaining properties, two of which are unconsolidated and are held within the BSP II venture.

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.3 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	March 31, 2019	December 31, 2018
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$571,205	$488,000
Investment in unconsolidated affiliates	6,853	6,853
Other assets	68,921	91,497
Total assets	$646,979	$586,350
Liabilities and partners’ equity:
Mortgage notes payable	$444,642	$408,967
Other liabilities	59,303	54,675
Partners’ equity	143,034	122,708
Total liabilities and partners’ equity	$646,979	$586,350

Company's share of accumulated equity	$189,463	$141,384
Basis differential	103,360	104,084
Deferred fees, net of portion related to the Company's interest	1,812	1,780
Amounts payable by the Company	(701)	(461)
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	293,934	246,787
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,415	15,623
Investments in and advances to unconsolidated affiliates	$309,349	$262,410

	Three Months Ended March 31,
	2019	2018
Combined and Condensed Statements of Income
Total revenues	$19,973	$20,156
Operating and other expenses	(5,106)	(5,921)
Interest expense	(4,776)	(4,874)
Depreciation and amortization	(4,792)	(6,055)
Loss on disposition of properties	—	(418)
Net income attributable to unconsolidated affiliates	$5,299	$2,888

Company’s share of equity in net income of unconsolidated affiliates	$2,995	$2,267
Basis differential amortization	(724)	(583)
Company’s equity in earnings of unconsolidated affiliates	$2,271	$1,684

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	March 31, 2019	December 31, 2018
Other Assets, Net:
Lease intangibles, net (Note 6)	$110,634	$115,939
Deferred charges, net (a)	28,874	28,619
Prepaid expenses	16,116	18,422
Other receivables	5,757	5,058
Accrued interest receivable	18,139	17,046
Deposits	6,588	4,611
Due from seller	4,000	4,000
Deferred tax assets	2,032	2,032
Derivative financial instruments (Note 8)	3,528	7,018
Due from related parties	1,883	1,802
Corporate assets	1,837	1,953
Income taxes receivable	2,818	2,070
	$202,206	$208,570

(a) Deferred Charges, Net:
Deferred leasing and other costs	$46,285	$45,011
Deferred financing costs related to line of credit	8,960	8,960
	55,245	53,971
Accumulated amortization	(26,371)	(25,352)
Deferred charges, net	$28,874	$28,619

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$86,819	$95,045
Capital lease obligations	—	71,111
Lease liability - finance leases, net (Note 11)	76,993	—
Lease liability - operating leases, net (Note 11)	12,435	—
Accounts payable and accrued expenses	59,451	65,215
Deferred income	28,621	34,052
Tenant security deposits, escrow and other	11,185	10,588
Derivative financial instruments (Note 8)	17,374	7,304
Income taxes payable	—	19
Other	141	2,738
	$293,019	$286,072

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

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$220,293	$(114,578)	$105,715	$216,021	$(105,972)	$110,049
Above-market rent	17,754	(12,835)	4,919	18,169	(12,279)	5,890
	$238,047	$(127,413)	$110,634	$234,190	$(118,251)	$115,939

Amortizable Intangible Liabilities
Below-market rent	$(152,482)	$66,226	$(86,256)	$(152,188)	$57,721	$(94,467)
Above-market ground lease	(671)	108	(563)	(671)	93	(578)
	$(153,153)	$66,334	$(86,819)	$(152,859)	$57,814	$(95,045)

During the three months ended March 31, 2019, the Company acquired in-place lease intangible assets of $2.9 million with weighted-average useful lives of 8.1 years.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2019 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2019 (Remainder)	$6,418	$(20,111)	$44	$(13,649)
2020	8,217	(20,671)	58	(12,396)
2021	7,739	(15,351)	58	(7,554)
2022	7,380	(10,627)	58	(3,189)
2023	7,406	(8,481)	58	(1,017)
Thereafter	44,177	(30,474)	287	13,990
Total	$81,337	$(105,715)	$563	$(23,815)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	March 31,	December 31,	Maturity Date at	March 31,	December 31,
	2019	2018	March 31, 2019	2019	2018
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-6.00%	Feb 2024 - Apr 2035	$177,778	$178,271
Core Variable Rate - Swapped (a)	3.41%-5.67%	3.41%-5.67%	Jan 2023 - Nov 2028	82,327	82,583
Total Core Mortgages Payable				260,105	260,854
Fund II Fixed Rate	1.00%-4.75%	1.00%-4.75%	May 2020 - Aug 2042	205,262	205,262
Fund II Variable Rate	LIBOR+1.39%-LIBOR+3.00%	—	March 2022	23,484	—
Fund II Variable Rate - Swapped (a)	4.27%	4.27%	Nov 2021	19,264	19,325
Total Fund II Mortgages Payable				248,010	224,587
Fund III Variable Rate	LIBOR+2.65%-LIBOR+4.65%	Prime+0.50%-LIBOR+4.65%	Jun 2020 - Jul 2020	89,908	90,096
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	8,188	8,189
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.95%	LIBOR+1.60%-LIBOR+3.95%	May 2019 - Aug 2021	231,884	233,065
Fund IV Variable Rate - Swapped (a)	3.67%-4.81%	3.67%-4.23%	Mar 2020 - Dec 2022	73,848	71,841
Total Fund IV Mortgages Payable				313,920	313,095
Fund V Variable Rate	LIBOR+2.15%-LIBOR+2.25%	LIBOR+2.25%	Oct 2020 - Jan 2021	51,506	51,506
Fund V Variable Rate - Swapped (a)	4.01%-4.78%	4.61%-4.78%	Feb 2021 - Mar 2024	156,900	86,570
Total Fund V Mortgage Payable				208,406	138,076
Net unamortized debt issuance costs				(11,917)	(10,173)
Unamortized premium				728	753
Total Mortgages Payable				$1,109,160	$1,017,288
Unsecured Notes Payable
Core Term Loans	—	LIBOR+1.25%	Mar 2023	$—	$383
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-4.05%	2.54%-3.59%	Mar 2023	350,000	349,617
Total Core Unsecured Notes Payable				350,000	350,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.40%	Sep 2020	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.75%	LIBOR+1.65%-LIBOR+2.75%	Oct 2019 - Dec 2019	40,825	40,825
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	50,600	102,800

Net unamortized debt issuance costs				(406)	(368)
Total Unsecured Notes Payable				$481,019	$533,257
Unsecured Line of Credit
Core Unsecured Line of Credit	—	—	—	$—	$—
Core Unsecured Line of Credit - Swapped (a)	4.15%-5.02%	—	Mar 2022	9,000	—
Total Unsecured Line of Credit				$9,000	$—

Total Debt - Fixed Rate (b)(c)				$1,173,129	$1,001,658
Total Debt - Variable Rate (d)				437,645	558,675
Total Debt				1,610,774	1,560,333
Net unamortized debt issuance costs				(12,323)	(10,541)
Unamortized premium				728	753
Total Indebtedness				$1,599,179	$1,550,545

(a)

At March 31, 2019, the stated rates ranged from LIBOR + 1.70% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.65% to LIBOR + 4.65% for Fund III variable-rate debt; LIBOR + 1.60% to LIBOR +3.95% for Fund IV variable-rate debt; LIBOR + 2.15% to LIBOR + 2.25% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $691.3 million and $609.9 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Fixed-rate debt at March 31, 2019 includes $90.5 million of swaps that are not designated to specific debt instruments.
(d)	Includes $167.3 million and $143.8 million, respectively, of variable-rate debt that is subject to interest cap agreements.

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

Mortgages Payable

During the three months ended March 31, 2019, the Company obtained four new Fund mortgages totaling $118.3 million with a weighted-average interest rate of LIBOR + 1.64% collateralized by four properties and maturing in 2022 through 2024. The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of three of these obligations with a notional value of $72.6 million at an interest rate of 2.42%. In addition, the Company drew down $4.5 million on a Fund III construction loan. During the three months ended March 31, 2019, one Fund III mortgage, which had a balance of $4.7 million and an interest rate of Prime + 0.5%, was assumed by the purchasing venture in a property sale (Note 2). The Company also made scheduled principal payments of $1.6 million. At March 31, 2019 and December 31, 2018, the Company’s mortgages were collateralized by 45 and 43 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio, which was originated in June 2006 and had an original principal amount of $26.3 million, was in default and subject to litigation at March 31, 2019 and December 31, 2018. This loan bears interest at 6.00%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $114.5 million and $62.3 million at March 31, 2019 and December 31, 2018, respectively, are comprised of the following:

•

As discussed above, the Core unsecured term loans totaling $300.0 million were refinanced in February 2018, into one $350.0 million term loan with an interest rate of LIBOR+ 1.25% and maturing in March 2023. The outstanding balance of the Core term loans was $350.0 million at March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019, the Company entered into an interest rate swap contract to effectively fix the variable portion of the interest rate with a notional value of $100.0 million at an interest rate of 2.60%. The Company previously entered into swap agreements fixing the rates of the remaining Core term loans.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at March 31, 2019 and December 31, 2018. Total availability was $0.0 million at March 31, 2019 and December 31, 2018.

•

At Fund IV there are a $41.8 million bridge facility and a $21.5 million subscription line. The outstanding balance of the Fund IV bridge facility was $40.8 million at each of March 31, 2019 and December 31, 2018. Total availability was $1.0 million at each of March 31, 2019 and December 31, 2018. The outstanding balance of the Fund IV subscription line was $0.0 million and total available credit was $14.1 million at each of March 31, 2019 and December 31, 2018, reflecting letters of credit of $7.4 million.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $50.6 million and $99.4 million, respectively at March 31, 2019. The outstanding balance and total available credit of the Fund V subscription line was $102.8 million and $47.2 million, respectively at December 31, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsecured Revolving Line of Credit

As discussed above, the Core unsecured revolving line of credit was refinanced in February 2018. The Company had a total of $120.7 million and $137.7 million, respectively, available under its $150.0 million Core unsecured revolving lines of credit reflecting borrowings of $9.0 million and $0 million, respectively, and letters of credit of $20.3 million and $12.3 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of March 31, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (Remainder)	$217,523
2020	479,743
2021	174,345
2022	85,067
2023	412,305
Thereafter	241,791
1,610,774
Unamortized premium	728
Net unamortized debt issuance costs	(12,323)
Total indebtedness	$1,599,179

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2019 or 2018.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$1,000	$—	$—	$4,504	$—	$—
Derivative financial instruments	—	3,528	—	—	7,018	—
Liabilities
Derivative financial instruments	—	17,374	—	—	7,304	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

The Company did not record any impairment charges during the three months ended March 31, 2019 or 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	March 31, 2019	December 31, 2018
Core
Interest Rate Swaps	$286,058	Dec 2012-July 2020	Mar 2022-July 2030	2.22%	—	3.77%	Other Liabilities (a)	$(15,104)	$(6,332)
Interest Rate Swaps	245,827	Feb 2013 - Dec 2017	Nov 2019-June 2026	1.24%	—	3.77%	Other Assets	3,129	6,022
	$531,885							$(11,975)	$(310)

Fund II
Interest Rate Swap	$19,264	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Assets	$16	$108
Interest Rate Cap	23,300	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	17	—
	$42,564							$33	$108

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$—	$8

Fund IV
Interest Rate Swaps	$71,602	Mar 2017 - Nov 2017	Mar 2020 - Dec 2022	1.82%	—	2.11%	Other Assets	$366	$851
Interest Rate Swap	2,246	Jan 2019	Apr 2022	2.61%	—	2.61%	Other Liabilities	(37)	—
Interest Rate Caps	108,900	July 2016 - Nov 2016	Aug 2019 - Dec 2019	3.00%	—	3.00%	Other Assets	—	8
	$182,748							$329	$859

Fund V
Interest Rate Swap	$—							$—	$21
Interest Rate Swaps	156,900	Jan 2018-Mar 2019	Feb 2021-Mar 2024	2.27%	—	2.88%	Other Liabilities	(2,233)	(972)
	$156,900							$(2,233)	$(951)

Total asset derivatives								$3,528	$7,018
Total liability derivatives								$(17,374)	$(7,304)

(a)

Includes two swaps with a fair value of ($6.1) million and ($2.9) million at March 31, 2019 and December 31, 2018, respectively, which were acquired during July 2018 and are not effective until July 2020.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $1.1 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense within the next twelve months. As of March 31, 2019 and December 31, 2018, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

The following table presents the location in the financial statements of the income (losses) recognized related to the Company’s cash flow hedges (in thousands):

	Three Months Ended March 31,
	2019	2018
Amount of (loss) income recognized in other comprehensive income	$(13,306)	$5,653
Amount of (income) loss subsequently reclassified to earnings	(551)	363

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		March 31, 2019		December 31, 2018
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$109,769	$108,343	$109,613	$107,370
Mortgage and Other Notes Payable (a)	3	1,120,349	1,122,067	1,026,708	1,021,075
Investment in non-traded equity securities (b)	3	—	23,208	—	23,208
Unsecured notes payable and Unsecured line of credit (c)	2	490,425	490,819	533,625	533,954

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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at March 31, 2019.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $69.9 million and $55.5 million as of March 31, 2019 and December 31, 2018, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At March 31, 2019 and December 31, 2018, the Company had letters of credit outstanding of $27.7 million and $19.7 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares and Units

The Company completed the following transactions in its common shares during the three months ended March 31, 2019:

•	The Company withheld 2,468 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•

The Company recognized Common Share and Common OP Unit-based compensation totaling $1.9 million in connection with Restricted Shares and Units (Note 13) for the three months ended March 31, 2019 compared to $2.2 million for the three months ended March 31, 2018.

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

ATM Program

The Company has an at-the-market (“ATM”) equity issuance program which provides the Company an efficient and low-cost vehicle for raising public equity to fund its capital needs. During the first quarter, the Company sold 970,835 shares under its ATM program for gross proceeds of $28.2 million, at a weighted-average price of $29.08, or $27.8 million net of issuance costs.

Share Repurchase Program

During 2018, the Company’s board of trustees approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares, and may be discontinued or extended at any time. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. During the three months ended March 31, 2019, the Company made no repurchases under the share repurchase program, under which $144.9 million currently remains available.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends and Distributions

On November 15, 2018, the Board of Trustees declared a $0.28 per Common Share, which was an increase of $0.01 to the regular quarterly cash dividend and was paid on January 15, 2019 to holders of record as of December 31, 2018.

On February 28, 2019, the Board of Trustees declared $0.28 per Common Share regular quarterly cash dividend, which was paid on April 15, 2019 to holders of record as of March 29, 2019.

Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2019	$516

Other comprehensive loss before reclassifications	(13,306)
Reclassification of realized interest on swap agreements	(551)
Net current period other comprehensive loss	(13,857)
Net current period other comprehensive loss attributable to noncontrolling interests	2,320
Balance at March 31, 2019	$(11,021)

Balance at January 1, 2018	$2,614

Other comprehensive income before reclassifications	5,653
Reclassification of realized interest on swap agreements	363
Net current period other comprehensive income	6,016
Net current period other comprehensive income attributable to noncontrolling interests	(1,254)
Balance at March 31, 2018	$7,376

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2019	$104,223	$518,219	$622,442
Distributions declared of $0.28 per Common OP Unit	(1,781)	—	(1,781)
Net income (loss) for the three months ended March 31, 2019	931	(10,192)	(9,261)
Conversion of 174,529 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,953)	—	(2,953)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(694)	(1,605)	(2,299)
Reclassification of realized interest expense on swap agreements	(22)	1	(21)
Noncontrolling interest contributions	—	32,191	32,191
Noncontrolling interest distributions	—	(3,237)	(3,237)
Employee Long-term Incentive Plan Unit Awards	3,360	—	3,360
Rebalancing adjustment (c)	1,980	—	1,980
Balance at March 31, 2019	$105,044	$535,377	$640,421

Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of $0.27 per Common OP Unit	(1,721)	—	(1,721)
Net income (loss) for the three months ended March 31, 2018	612	(12,191)	(11,579)
Conversion of 36,126 Common OP Units to Common Shares by limited partners of the Operating Partnership	(642)	—	(642)
Other comprehensive income - unrealized gain on valuation of swap agreements	274	886	1,160
Reclassification of realized interest expense on swap agreements	10	84	94
Noncontrolling interest distributions	—	(695)	(695)
Employee Long-term Incentive Plan Unit Awards	3,716	—	3,716
Rebalancing adjustment (c)	1,225	—	1,225
Balance at March 31, 2018	$106,395	$533,603	$639,998

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,325,240 and 3,328,873 Common OP Units at March 31, 2019 and March 31, 2018; (ii) 188 Series A Preferred OP Units at March 31, 2019 and March 31, 2018; (iii) 136,593 Series C Preferred OP Units at March 31, 2019 and March 31, 2018; and (iv) 2,726,043 and 2,619,872 LTIP units at March 31, 2019 and March 31, 2018, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and six other subsidiaries.
(c)

Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership (the “Rebalancing”).

Preferred OP Units

There were no issuances of Preferred OP Units during the three months ended March 31, 2019.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 ( 9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2019, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through March 31, 2019, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

11. Leases

As Lessor

The Company implemented ASC Topic 842, Leases, effective January 1, 2019 (Note 1). As lessor, there were no accounting adjustments required, however, the presentation of the Company’s lease revenues in 2019 includes amounts previously reported as reimbursed expenses. There was no cumulative effect adjustment to retained earnings required upon adoption of the new standard. In addition, the Company began expensing internal leasing costs, which have historically been capitalized.

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the three months ended March 31, 2019, the Company earned $13.3 million in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in lease revenues in the consolidated statements of income.

As Lessee

As lessee, upon implementation of ASC Topic 842, the Company recorded right-of-use assets and corresponding lease liabilities of $11.9 million and $12.8 million, respectively, for nine existing operating leases (for ground, office and equipment leases) and $82.6 million and $76.6 million, respectively, for four finance leases related to ground rentals including an existing capital lease which represented $77.0 million and $71.1 million, respectively, of the total. Three finance leases were recorded post-implementation upon assessment of triggering events whereby the Company’s cumulative leasehold investment made it reasonably certain that the Company would exercise its purchase options.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Lease Cost		(Not applicable)
Finance lease cost:
Amortization of right-of-use assets	$496
Interest on lease liabilities	843
Subtotal	1,339
Operating lease cost	536
Variable lease cost	32
Total lease cost	$1,907

Other Information
Weighted-average remaining lease term - finance leases (years)	47.4
Weighted-average remaining lease term - operating leases (years)	8.4
Weighted-average discount rate - finance leases	4.4%
Weighted-average discount rate - operating leases	5.0%

Right-of-use assets are included in Operating real estate (Note 2) in the consolidated balance sheet. Lease liabilities are included in Accounts payable and other liabilities in the consolidated balance sheet (Note 5). Operating lease cost comprises amortization of right-of-use assets for operating properties (related to ground rents) or amortization of right-of-use assets for office and corporate assets and is included in Property operating expense or General and administrative expense, respectively, in the consolidated statements of income. Finance lease cost comprises amortization of right-of-use assets for certain ground leases, which is included in Property operating expense, as well as interest on lease liabilities, which is included in Interest expense in the consolidated statements of income.

Lease Disclosures Related to Prior Periods

The Company leased land at six of its shopping centers, which were accounted for as operating leases through December 31, 2018 and generally provide the Company with renewal options. Ground rent expense was $0.4 million (including capitalized ground rent at a property under development of $0.2 million) for the three months ended March 31, 2018. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating up to 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.2 million for the three months ended March 31, 2018.

During 2016, the Company entered into a 49-year master lease, which was accounted for as a capital lease through December 31, 2018 and was later reclassified as a finance lease upon implementation of ASC 842 as described above. During the three months ended March 31, 2018, payments for this lease totaled $0.6 million. The property under the capital lease is included in Note 2.

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of March 31, 2019, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments
2019 (Remainder)	$139,533	$3,590
2020	186,498	4,571
2021	167,505	4,354
2022	147,103	4,404
2023	128,675	4,425
Thereafter	562,214	180,618
Total	$1,331,528	$201,962

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

During the three months ended March 31, 2019 and 2018, no single tenant collectively comprised more than 10% of the Company’s consolidated total revenues.

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

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$46,687	$28,113	$—	$—	$74,800
Depreciation and amortization	(15,679)	(14,654)	—	—	(30,333)
Property operating expenses, other operating and real estate taxes	(11,996)	(9,954)	—	—	(21,950)
General and administrative expenses	—	—	—	(8,323)	(8,323)
Operating income	19,012	3,505	—	(8,323)	14,194
Gain on disposition of properties	—	2,014	—	—	2,014
Interest income	—	—	2,270	—	2,270
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	2,270	1	—	—	2,271
Interest expense	(6,693)	(11,166)	—	—	(17,859)
Income tax benefit	—	—	—	46	46
Net income (loss)	14,589	(5,646)	2,270	(8,277)	2,936
Net (income) loss attributable to noncontrolling interests	(41)	9,302	—	—	9,261
Net income attributable to Acadia	$14,548	$3,656	$2,270	$(8,277)	$12,197

Real estate at cost	$2,114,727	$1,640,864	$—	$—	$3,755,591
Total assets	$2,244,349	$1,684,757	$109,769	$—	$4,038,875
Cash paid for acquisition of real estate	$32,034	$—	$—	$—	$32,034
Cash paid for development and property improvement costs	$4,033	$15,876	$—	$—	$19,909

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Three Months Ended March 31, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$41,628	$21,496	$—	$—	$63,124
Depreciation and amortization	(15,498)	(13,078)	—	—	(28,576)
Property operating expenses, other operating and real estate taxes	(10,894)	(8,483)	—	—	(19,377)
General and administrative expenses	—	—	—	(8,470)	(8,470)
Operating income (loss)	15,236	(65)	—	(8,470)	6,701
Interest income	—	—	3,737	—	3,737
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	1,426	258	—	—	1,684
Interest expense	(6,502)	(9,388)	—	—	(15,890)
Income tax provision	—	—	—	(392)	(392)
Net income (loss)	10,160	(9,195)	3,737	(8,862)	(4,160)
Net (income) loss attributable to noncontrolling interests	(73)	11,652	—	—	11,579
Net income attributable to Acadia	$10,087	$2,457	$3,737	$(8,862)	$7,419

Real estate at cost	$2,042,280	$1,487,525	$—	$—	$3,529,805
Total assets	$2,283,451	$1,546,566	$108,959	$—	$3,938,976
Cash paid for acquisition of real estate	$1,337	$44,834	$—	$—	$46,171
Cash paid for development and property improvement costs	$5,946	$12,190	$—	$—	$18,136

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At March 31, 2019 a total of 731,267 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the three months ended March 31, 2019, the Company issued 330,718 LTIP Units and 8,041 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, based on a valuation provided by an independent third-party appraiser incorporating the following factors:

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

•

Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three-year forward-looking performance period ending December 31, 2021 relative to the constituents of the SNL U.S. REIT Retail Shopping Center Index and one-third (1/3) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the SNL U.S. REIT Retail Index (both on a non-weighted basis).

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For valuation of the 2019 Performance Shares, a Monte Carlo simulation was used to estimate the fair values based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (19.60%) and risk-free interest rates (2.5%).

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $ 11.1 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $1.9 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2018, the Company issued 17,427 LTIP Units and 17,050 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 8,949 of the LTIP Units and 5,181 of the Restricted Shares will be on the first anniversary of the date of issuance and 8,478 of the LTIP Units and 11,869 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.3 million for each of the three months ended March 31, 2019 and 2018.

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 22.8% of the potential Promote payments from Fund IV to the Operating Partnership and 2.2% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV and Fund V were determined to have no intrinsic value as of March 31, 2019.

No compensation expense was recognized for the three months ended March 31, 2019 and 2018, respectively, related to the Program in connection with Fund III, Fund IV or Fund V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2018	41,327	$26.92	910,099	$28.28
Granted	22,817	23.65	425,880	26.80
Vested	(25,261)	30.79	(431,827)	29.72
Forfeited	(428)	27.25	(12,266)	28.57
Unvested at December 31, 2018	38,455	22.44	891,886	26.87
Granted	8,041	30.83	330,718	33.09
Vested	(7,288)	29.87	(275,447)	30.52
Forfeited	—	—	(3,588)	27.55
Unvested at March 31, 2019	39,208	$22.78	943,569	$27.98

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2019 and the year ended December 31, 2018 were $33.04 and $26.64, respectively. As of March 31, 2019, there was $21.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Restricted Shares that vested for the three months ended March 31, 2019 and the year ended December 31, 2018, was $0.2 million and $0.8 million, respectively. The total fair value of LTIP Units that vested during the three months ended March 31, 2019 and the year ended December 31, 2018, was $8.4 million and $12.8 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Plans

On a combined basis, the Company incurred a total of $0.1 million related to the following employee benefit plans for each of the three months ended March 31, 2019 and 2018:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 706 and 943 Common Shares were purchased by employees under the Purchase Plan for the three months ended March 31, 2019 and 2018, respectively.

Deferred Share Plan

During 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $19,000, for the year ending December 31, 2019.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Numerator:
Net income attributable to Acadia	$12,197	$7,419
Less: net income attributable to participating securities	(68)	(44)
Income from continuing operations net of income attributable to participating securities	$12,129	$7,375

Denominator:
Weighted average shares for basic earnings per share	82,032,852	83,434,083
Effect of dilutive securities:
Employee unvested restricted shares	4,562	4,394
Denominator for diluted earnings per share	82,037,414	83,438,477

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.15	$0.09

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067

Series C Preferred OP Units	136,593	136,593
Series C Preferred OP Units - Common share equivalent	474,278	474,278

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 2019, we own or have an ownership interest in 174 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at March 31, 2019 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	2	33	696,069	86.7%
New York Metro	—	22	327,394	91.0%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	—	28	323,580	96.0%
Boston Metro	—	3	55,276	100.0%
Suburban	2	29	4,258,221	93.7%
Total Core Portfolio	5	116	5,809,372	93.1%
Acadia Share of Total Core Portfolio	5	116	5,188,320	93.3%

Fund Portfolio:
Fund II	—	1	475,000	64.2%
Fund III	1	4	173,551	75.6%
Fund IV	1	38	2,664,552	85.0%
Fund V	—	8	2,526,092	96.6%
Total Fund Portfolio	2	51	5,839,195	88.0%
Acadia Share of Total Fund Portfolio	2	51	1,268,340	87.5%

Total Core and Funds	7	167	11,648,567	90.5%
Acadia Share of Total Core and Funds	7	167	6,456,660	92.2%

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

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2019

Investments

During the three months ended March 31, 2019, within our Core and Fund portfolios we invested in four properties as follows (Note 2):

•	On January 24, 2019, our unconsolidated Renaissance Portfolio venture acquired Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million as discussed further below.
•

On March 15 and 27, 2019, we acquired two retail condominiums located in the Soho section of New York City for a total of $32.2 million as part of a collection of six properties referred to as the “Soho Portfolio” with an aggregate purchase price of approximately $96.0 million. The acquisitions of the remaining four properties are expected to be finalized through early 2020. No assurance can be given that we will successfully close on the remaining acquisitions under contract, which are subject to customary closing conditions.

•	On March 19, 2019, Fund V acquired an interest in an unconsolidated suburban shopping center in Riverdale, Utah for $48.5 million referred to as “Family Center at Riverdale.”

Dispositions of Real Estate

During the three months ended March 31, 2019, we sold one property from our Fund Portfolio for $10.5 million as follows (Note 2, Note 4):

On January 24, 2019, a venture in which Fund III holds an 80% interest sold its consolidated 3104 M Street property located in Washington, D.C. to an unconsolidated venture in which the Core Portfolio holds a 20% interest for $10.5 million. Fund III’s share of the gain was $2.0 million and our share was $0.4 million, net of noncontrolling interests. The acquiring venture assumed the property’s mortgage in the amount of $4.7 million.

Financings

During the three months ended March 31, 2019, we obtained aggregate new financing of $118.3 million including (Note 7):

•	An aggregate of $70.3 million in financings with two new mortgages for Fund V.
•	A $3.0 million mortgage for Fund IV.
•	A $45.0 million loan for Fund II, of which $23.5 million was drawn at March 31, 2019.

Equity Issuance

During the first quarter, the Company sold 970,835 shares under its ATM program (Note 10) for gross proceeds of $28.2 million, or $27.8 million net of issuance costs, at a weighted-average price per share of $29.08.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

The results of operations by reportable segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	March 31, 2019				March 31, 2018				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$46.7	$28.1	$—	$74.8	$41.6	$21.5	$—	$63.1	$5.1	$6.6	$—	$11.7
Depreciation and amortization	(15.7)	(14.7)	—	(30.3)	(15.5)	(13.1)	—	(28.6)	0.2	1.6	—	1.7
Property operating expenses, other operating and real estate taxes	(12.0)	(10.0)	—	(21.9)	(10.9)	(8.5)	—	(19.4)	1.1	1.5	—	2.5
General and administrative expenses	—	—	—	(8.4)	—	—	—	(8.5)	—	—	—	(0.1)
Operating income (loss)	19.0	3.5	—	14.2	15.2	(0.1)	—	6.7	3.8	3.6	—	7.5
Gain on disposition of properties	—	2.0	—	2.0	—	—	—	—	—	2.0	—	2.0
Interest income	—	—	2.3	2.3	—	—	3.7	3.7	—	—	(1.4)	(1.4)
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	2.3	—	—	2.3	1.4	0.3	—	1.7	0.9	(0.3)	—	0.6
Interest expense	(6.7)	(11.2)	—	(17.9)	(6.5)	(9.4)	—	(15.9)	0.2	1.8	—	2.0
Income tax provision	—	—	—	—	—	—	—	(0.4)	—	—	—	0.4
Net income (loss)	14.6	(5.6)	2.3	2.9	10.2	(9.2)	3.7	(4.2)	4.4	3.6	(1.4)	7.1
Net loss (income) loss attributable to noncontrolling interests	—	9.3	—	9.3	(0.1)	11.7	—	11.6	(0.1)	2.4	—	2.3
Net income attributable to Acadia	$14.6	$3.7	$2.3	$12.2	$10.1	$2.5	$3.7	$7.4	$4.5	$1.2	$(1.4)	$4.8

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $4.5 million for the three months ended March 31, 2019 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $5.1 million for the three months ended March 31, 2019 compared to the prior year period due primarily to the write-off of a below market lease related to a tenant that vacated in 2019.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $1.1 million for the three months ended March 31, 2019 compared to the prior year period primarily due to increased real estate taxes and legal expenses.

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased $0.9 million for the three months ended March 31, 2019 compared to the prior year period primarily due to the conversion of a portion of a note receivable into increased ownership in real estate.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $1.2 million for the three months ended March 31, 2019 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $6.6 million for the three months ended March 31, 2019 compared to the prior year period primarily due to Fund property acquisitions in 2019 and 2018.

Depreciation and amortization for the Funds increased $1.6 million for the three months ended March 31, 2019 compared to the prior year period primarily due to Fund property acquisitions in 2019 and 2018.

Property operating expenses, other operating and real estate taxes for the Funds increased $1.5 million for the three months ended March 31, 2019 compared to the prior year period primarily due to a $1.7 million increase from Fund property acquisitions in 2019 and 2018.

Gain on disposition of properties for the Funds increased $2.0 million for the three months ended March 31, 2019 compared to the prior year period due the sale of 3104 M Street in Fund III during 2019 (Note 2, Note 4).

Interest expense for the Funds increased $1.8 million for the three months ended March 31, 2019 compared to the prior year period due to a $1.3 million increase related to higher average outstanding borrowings in 2019, a $0.9 million increase related to higher average interest rates during 2019 and $0.3 million from higher loan cost amortization in 2019. These increases were partially offset by $0.7 million more interest capitalized in 2019.

Net income attributable to noncontrolling interests for the Funds increased $2.4 million for the three months ended March 31, 2019 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Income attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $4.5 million and $4.4 million for the three months ended March 31, 2019 and 2018, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $1.4 million for the three months ended March 31, 2019 compared to the prior year period primarily due to a reduction of $1.2 million from the conversion of a portion of two notes receivable into increased ownership in the real estate (Note 4) and $0.2 million for loan payoffs during 2018 and 2019.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Consolidated operating income	$14,194	$6,701
Add back:
General and administrative	8,323	8,470
Depreciation and amortization	30,333	28,576
Less:
Above/below market rent, straight-line rent and other adjustments	(9,299)	(5,527)
Consolidated NOI	43,551	38,220

Noncontrolling interest in consolidated NOI	(12,978)	(8,627)
Less: Operating Partnership's interest in Fund NOI included above	(3,503)	(2,157)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	6,595	5,648
NOI - Core Portfolio	$33,665	$33,084

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended March 31,
	2019	2018
Core Portfolio NOI	$33,665	$33,084
Less properties excluded from Same-Property NOI	(2,978)	(3,734)
Same-Property NOI	$30,687	$29,350

Percent change from prior year period	4.6%

Components of Same-Property NOI:
Same-Property Revenues	$42,085	$39,705
Same-Property Operating Expenses	(11,398)	(10,355)
Same-Property NOI	$30,687	$29,350

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three months ended March 31, 2019. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended March 31, 2019
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	8	8
GLA commencing	122,471	122,471
New base rent	$6.28	$6.39
Expiring base rent	$6.09	$5.86
Percent growth in base rent	3.1%	9.1%
Average cost per square foot (a)	$2.40	$2.40
Weighted average lease term (years)	5.0	5.0

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

	Three Months Ended March 31,
(dollars in thousands except per share data)	2019	2018
Net income attributable to Acadia	$12,197	$7,419

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	21,999	21,085
Gain on disposition of properties (net of noncontrolling interests’ share)	(384)	—
Income attributable to Common OP Unit holders	795	477
Distributions - Preferred OP Units	135	135
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$34,742	$29,116

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	82,032,852	83,434,083
Weighted-average OP Units outstanding	5,214,130	4,966,152
Basic weighted-average shares outstanding, FFO	87,246,982	88,400,235
Assumed conversion of Preferred OP Units to common shares	499,345	499,345
Assumed conversion of LTIP units and restricted share units to common shares	222,326	167,919
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	87,968,653	89,067,499

Diluted Funds from operations, per Common Share and Common OP Unit	$0.39	$0.33

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2019, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $24.6 million.

Investments in Real Estate

During the three months ended March 31, 2019, within our Core portfolio we invested in two new properties and one existing property and within our Fund portfolio we invested in one new property as follows (Note 2):

•	On January 24, 2019, our unconsolidated Renaissance portfolio venture acquired Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million.
•

On March 15 and 27, 2019, we acquired two retail condominiums located in the Soho section of New York City for a total of $32.2 million as part of a portfolio of six properties referred to as the Soho Portfolio with an aggregate purchase price of approximately $96.0 million. The acquisitions of the remaining four properties are expected to be finalized through early 2020. No assurance can be given that we will successfully close on the remaining acquisitions under contract, which are subject to customary closing conditions.

•	On March 19, 2019, Fund V acquired an interest in an unconsolidated suburban shopping center in Riverdale, Utah for $48.5 million.

Capital Commitments

During the three months ended March 31, 2019, we made capital contributions aggregating $8.3 million to our Funds. At March 31, 2019, our share of the remaining capital commitments to our Funds aggregated $110.7 million as follows:

•

$5.8 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$24.2 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•	$80.7 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our initial share is $104.5 million.

During April 2018, a distribution was made to the Fund II investors, including $4.3 million to the Operating Partnership, which amount remains subject to re-contribution to Fund II until April 2021.

Development Activities

During the three months ended March 31, 2019, capitalized costs associated with development activities totaled $3.4 million. At March 31, 2019, we had a total of six properties under development and redevelopment and the estimated total cost to complete these projects through 2020 was $57.4 million to $85.9 million and our estimated share was approximately $23.9 million to $39.0 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Total Debt - Fixed and Effectively Fixed Rate	$1,173,129	$1,001,658
Total Debt - Variable Rate	437,645	558,675
	1,610,774	1,560,333
Net unamortized debt issuance costs	(12,323)	(10,541)
Unamortized premium	728	753
Total Indebtedness	$1,599,179	$1,550,545

As of March 31, 2019, our consolidated outstanding mortgage and notes payable aggregated $1,610.8 million, excluding unamortized premium of $0.7 million and unamortized loan costs of $12.3 million, and were collateralized by 45 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.00% with maturities that ranged from May 21, 2019, to August 23, 2042. Taking into consideration $691.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,173.1 million of the portfolio debt, or 72.8%, was fixed at a 3.67% weighted-average interest rate and $437.6 million, or 27.2% was floating at a 4.89% weighted average interest rate as of March 31, 2019. Our variable-rate debt includes $167.3 million of debt subject to interest rate caps.

There is $212.7 million of debt maturing in 2019 at a weighted-average interest rate of 5.60%; there is $4.8 million of scheduled principal amortization due in 2019; and our share of scheduled remaining 2019 principal payments and maturities on our unconsolidated debt was $1.9 million at March 31, 2019. In addition, $479.7 million of our total consolidated debt and $10.2 million of our pro-rata share of unconsolidated debt will come due in 2020. As it relates to the maturing debt in 2019 and 2020, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at March 31, 2019 and December 31, 2018 (Note 7).

Share Repurchase Program

During the three months ending March 31, 2019, we made no repurchases under the share repurchase program (Note 10), under which $144.9 million currently remains available.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at March 31, 2019 totaled $27.8 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM equity issuance program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the three months ended March 31, 2019 the Company sold 970,835 shares under this program for gross proceeds of $28.2 million, at a weighted-average price of $29.08, or $27.8 million net of issuance costs.

Fund Capital

During the three months ended March 31, 2019, Funds III, IV and V called capital contributions of $2.4 million, $4.7 million and $33.2 million, respectively, of which our aggregate share was $8.3 million. At March 31, 2019, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $17.9 million, $80.4 million and $321.0 million, respectively.

Asset Sales

As previously discussed, during the three months ended March 31, 2019, within our Fund portfolio, Fund III sold one consolidated property for $10.5 million to an unconsolidated Core portfolio venture (Note 2, Note 4).

Structured Financing Repayments

During the three months ended March 31, 2019, there were no significant transactions in our Structured Financing portfolio. There are $38.7 million of scheduled principal collections for the remainder of 2019.

Financing and Debt

As of March 31, 2019, we had $235.2 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 67 unleveraged consolidated properties with an aggregate carrying value of approximately $1.3 billion and one unleveraged unconsolidated property for which our share of the carrying value was $99.2 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2019 with the cash flow for the three months ended March 31, 2018 (in millions):

	Three Months Ended March 31,
	2019	2018	Variance
Net cash provided by operating activities	$19.8	$22.9	$(3.1)
Net cash used in investing activities	(93.0)	(26.3)	(66.7)
Net cash provided by (used in) financing activities	78.7	(30.5)	109.2
Increase (decrease) in cash and restricted cash	$5.4	$(33.8)	$39.2

Operating Activities

Our operating activities provided $3.1 million less cash during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in rents prepaid by tenants in 2019 compared to 2018.

Investing Activities

During the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, our investing activities used $66.7 million more cash, primarily due to (i) $47.1 million more cash used in investments in unconsolidated affiliates, (ii) $26.0 million less cash received from repayments of notes receivable, and (iii) $14.6 million less cash received from return of capital from unconsolidated affiliates. These uses of cash were partially offset by (i) $10.4 million less cash used for the acquisition of real estate, and (ii) $9.8 million more cash received for the disposition of properties.

Financing Activities

Our financing activities provided $109.2 million more cash during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily from (i) an increase of $32.2 million of cash provided from contributions from noncontrolling interests, (ii) $32.0 million less cash used to repurchase Common Shares, (iii) $27.8 million more cash received from the sale of Common Shares and (iv) $21.1 million more cash provided from net borrowings. These items were partially offset by (i) $2.6 million more cash used for distributions to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of March 31, 2019 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,610.8	$315.0	$590.5	$499.5	$205.8
Interest obligations on debt	260.0	76.9	91.6	47.7	43.8
Lease obligations (a)	202.0	3.6	9.0	8.8	180.6
Construction commitments (b)	69.9	69.9	—	—	—
Total	$2,142.7	$465.4	$691.1	$556.0	$430.2

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		March 31, 2019
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Interest Rate	Maturity Date
230/240 W. Broughton	11.6%	$1.1	5.49%	May 2019
650 Bald Hill	20.8%	3.5	5.14%	Apr 2020
Eden Square (a)	22.8%	5.7	4.64%	Jun 2020
Promenade at Manassas (b)	22.8%	5.9	4.24%	Dec 2021
3104 M Street	20.0%	0.9	6.00%	Dec 2021
Gotham Plaza (c)	49.0%	9.7	4.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	4.19%	Aug 2023
Crossroads	49.0%	32.3	3.94%	Oct 2024
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	8.2	4.72%	Dec 2027
Total		$164.3

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2018 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2019

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2019, we had total mortgage and other notes payable of $1,610.8 million, excluding the unamortized premium of $0.7 million and unamortized debt issuance costs of $12.3 million, of which $1,173.1 million, or 72.8% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $437.6 million, or 27.2%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of March 31, 2019, we were party to 33 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $691.3 million and $167.3 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of March 31, 2019 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$2.3	$26.3	$28.6	6.0%
2020	3.2	—	3.2	—%
2021	3.4	—	3.4	—%
2022	3.5	9.0	12.5	3.8%
2023	2.9	367.8	370.7	3.8%
Thereafter	15.4	185.3	200.7	4.1%
	$30.7	$588.4	$619.1

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$2.5	$186.4	$188.9	5.5%
2020	3.0	473.5	476.5	4.9%
2021	1.8	169.2	171.0	4.5%
2022	1.5	71.1	72.6	4.9%
2023	0.7	40.9	41.6	4.0%
Thereafter	27.6	13.5	41.1	2.6%
	$37.1	$954.6	$991.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$0.8	$1.1	$1.9	5.5%
2020	1.1	9.1	10.2	4.8%
2021	1.1	6.8	7.9	3.7%
2022	1.2	—	1.2	—%
2023	1.0	40.6	41.6	4.2%
Thereafter	1.6	99.9	101.5	4.3%
	$6.8	$157.5	$164.3

In 2019, $217.5 million of our total consolidated debt and $1.9 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $479.7 million of our total consolidated debt and $10.2 million of our pro-rata share of unconsolidated debt will become due in 2020. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $7.0 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.7 million. Interest expense on our variable-rate debt of $437.6 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2019, would increase $4.4 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2019, the fair value of our total consolidated outstanding debt would decrease by approximately $12.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $13.9 million.

As of March 31, 2019, and December 31, 2018, we had consolidated notes receivable of $109.8 million and $109.6 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2019, the fair value of our total outstanding notes receivable would decrease by approximately $1.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.0 million.

Summarized Information as of December 31, 2018

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

Interest expense on our variable-rate debt of $558.7 million as of December 31, 2018, would have increased $5.6 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2018, the fair value of our total outstanding debt would have decreased by approximately $13.5 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $14.7 million.

Changes in Market Risk Exposures from December 31, 2018 to March 31, 2019

Our interest rate risk exposure from December 31, 2018, to March 31, 2019, has decreased on an absolute basis, as the $558.7 million of variable-rate debt as of December 31, 2018, has decreased to $437.6 million as of March 31, 2019. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 35.8% of our consolidated debt as of December 31, 2018 compared to 27.2% as of March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2019, at a reasonable level of assurance.

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

The most significant risk factors applicable to us are described in Item 1A. of our 2018 Annual Report on Form 10-K. There have been no material changes to those previously-disclosed risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing
10.1	First Amendment dated April 2, 2019 to Acadia Realty Limited Partnership Credit Agreement dated February 20, 2018	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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

Dated: April 25, 2019