Form 10-Q
period 2019-06-30
ACADIA REALTY TRUST
filed 2019-07-25
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 22, 2019 there were 84,452,945 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2019	2018
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$3,269,564	$3,160,851
Real estate under development	211,199	120,297
Net investments in real estate	3,480,763	3,281,148
Notes receivable, net	94,662	109,613
Investments in and advances to unconsolidated affiliates	320,477	262,410
Other assets, net	200,124	208,570
Assets of properties held for sale	6,291	—
Cash and cash equivalents	33,749	21,268
Rents receivable	61,438	62,191
Restricted cash	12,418	13,580
Total assets	$4,209,922	$3,958,780

LIABILITIES
Mortgage and other notes payable, net	$1,025,869	$1,017,288
Unsecured notes payable, net	620,207	533,257
Unsecured line of credit	39,000	—
Accounts payable and other liabilities	384,290	286,072
Dividends and distributions payable	25,418	24,593
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,032	15,623
Total liabilities	2,109,816	1,876,833
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 84,452,945 and 81,557,472 shares, respectively	84	82
Additional paid-in capital	1,625,906	1,548,603
Accumulated other comprehensive (loss) income	(29,570)	516
Distributions in excess of accumulated earnings	(115,224)	(89,696)
Total Acadia shareholders’ equity	1,481,196	1,459,505
Noncontrolling interests	618,910	622,442
Total equity	2,100,106	2,081,947
Total liabilities and equity	$4,209,922	$3,958,780

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2019	2018	2019	2018
Revenues
Rental income	$69,942	$51,322	$143,945	$102,101
Expense reimbursements	—	10,598	—	21,806
Other	1,120	1,649	1,917	2,786
Total revenues	71,062	63,569	145,862	126,693
Operating expenses
Depreciation and amortization	30,304	29,503	60,637	58,079
General and administrative	9,034	7,907	17,357	16,377
Real estate taxes	9,852	7,031	19,455	15,990
Property operating	13,386	12,524	25,733	22,862
Impairment charge	1,400	—	1,400	—
Other operating	—	305	—	385
Total operating expenses	63,976	57,270	124,582	113,693

Gain on disposition of properties	—	33	2,014	33
Operating income	7,086	6,332	23,294	13,033
Equity in earnings of unconsolidated affiliates	3,559	5,019	5,830	6,703
Interest and other income	4,142	3,289	6,412	7,026
Interest expense	(19,759)	(16,915)	(37,618)	(32,805)
Loss from continuing operations before income taxes	(4,972)	(2,275)	(2,082)	(6,043)
Income tax (provision) benefit	(265)	5	(219)	(387)
Net loss	(5,237)	(2,270)	(2,301)	(6,430)
Net loss attributable to noncontrolling interests	14,317	9,935	23,578	21,514
Net income attributable to Acadia	$9,080	$7,665	$21,277	$15,084

Basic and diluted earnings per share	$0.11	$0.09	$0.26	$0.18

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(5,237)	$(2,270)	$(2,301)	$(6,430)
Other comprehensive (loss) income:
Unrealized (loss) income on valuation of swap agreements	(22,652)	2,950	(35,958)	8,603
Reclassification of realized interest on swap agreements	(535)	109	(1,086)	472
Other comprehensive (loss) income	(23,187)	3,059	(37,044)	9,075
Comprehensive (loss) income	(28,424)	789	(39,345)	2,645
Comprehensive loss attributable to noncontrolling interests	18,955	9,638	30,536	19,963
Comprehensive (loss) income attributable to Acadia	$(9,469)	$10,427	$(8,809)	$22,608

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2019 and 2018

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2019	82,708	$83	$1,577,503	$(11,021)	$(100,634)	$1,465,931	$640,421	$2,106,352
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	33	—	557	—	—	557	(557)	—
Issuance of Common Shares	1,697	1	47,280	—	—	47,281	—	47,281
Dividends/distributions declared ($0.28 per Common Share/OP Unit)	—	—	—	—	(23,670)	(23,670)	(1,776)	(25,446)
Employee and trustee stock compensation, net	15	—	153	—	—	153	1,835	1,988
Noncontrolling interest distributions	—	—	—	—	—	—	(1,645)	(1,645)
Comprehensive (loss) income	—	—	—	(18,549)	9,080	(9,469)	(18,955)	(28,424)
Reallocation of noncontrolling interests	—	—	413	—	—	413	(413)	—
Balance at June 30, 2019	84,453	$84	$1,625,906	$(29,570)	$(115,224)	$1,481,196	$618,910	$2,100,106

Balance at April 1, 2018	82,451	$82	$1,564,067	$7,376	$(46,856)	$1,524,669	$639,998	$2,164,667
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	28	—	481	—	—	481	(481)	—
Repurchase of Common Shares	(990)	—	(23,095)	—	—	(23,095)	—	(23,095)
Dividends/distributions declared ($0.27 per Common Share/OP Unit)	—	—	—	—	(22,005)	(22,005)	(1,713)	(23,718)
Employee and trustee stock compensation, net	14	—	175	—	—	175	2,126	2,301
Noncontrolling interest distributions	—	—	—	—	—	—	(14,945)	(14,945)
Noncontrolling interest contributions	—	—	—	—	—	—	6,550	6,550
Comprehensive income (loss)	—	—	—	2,762	7,665	10,427	(9,638)	789
Reallocation of noncontrolling interests	—	—	2,023	—	—	2,023	(2,023)	—
Balance at June 30, 2018	81,503	$82	$1,543,651	$10,138	$(61,196)	$1,492,675	$619,874	$2,112,549

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

Six Months Ended June 30, 2019 and 2018

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	208	—	3,510	—	—	3,510	(3,510)	—
Issuance of Common Shares	2,667	2	75,113	—	—	75,115	—	75,115
Dividends/distributions declared ($0.56 per Common Share/OP Unit)	—	—	—	—	(46,805)	(46,805)	(3,557)	(50,362)
Employee and trustee stock compensation, net	21	—	247	—	—	247	5,195	5,442
Noncontrolling interest distributions	—	—	—	—	—	—	(4,882)	(4,882)
Noncontrolling interest contributions	—	—	—	—	—	—	32,191	32,191
Comprehensive (loss) income	—	—	—	(30,086)	21,277	(8,809)	(30,536)	(39,345)
Reallocation of noncontrolling interests	—	—	(1,567)	—	—	(1,567)	1,567	—
Balance at June 30, 2019	84,453	$84	$1,625,906	$(29,570)	$(115,224)	$1,481,196	$618,910	$2,100,106

Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	64	—	1,123	—	—	1,123	(1,123)	—
Repurchase of Common Shares	(2,294)	(2)	(55,055)	—	—	(55,057)	—	(55,057)
Dividends/distributions declared ($0.54 per Common Share/OP Unit)	—	—	—	—	(44,267)	(44,267)	(3,434)	(47,701)
Employee and trustee stock compensation, net	25	—	271	—	—	271	5,842	6,113
Noncontrolling interest distributions	—	—	—	—	—	—	(15,640)	(15,640)
Noncontrolling interest contributions	—	—	—	—	—	—	6,550	6,550
Comprehensive income (loss)	—	—	—	7,524	15,084	22,608	(19,963)	2,645
Reallocation of noncontrolling interests	—	—	798	—	—	798	(798)	—
Balance at June 30, 2018	81,503	$82	$1,543,651	$10,138	$(61,196)	$1,492,675	$619,874	$2,112,549

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,301)	$(6,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,637	58,079
Distributions of operating income from unconsolidated affiliates	5,378	10,210
Equity in earnings and gains of unconsolidated affiliates	(5,830)	(6,703)
Stock compensation expense	5,442	6,113
Amortization of financing costs	3,903	2,743
Impairment charge	1,400	—
Gain on disposition of properties	(2,014)	(33)
Other, net	(6,979)	(4,450)
Changes in assets and liabilities:
Other liabilities	(8,499)	680
Prepaid expenses and other assets	8,583	(1,883)
Rents receivable	742	(4,252)
Accounts payable and accrued expenses	1,767	(5,038)
Net cash provided by operating activities	62,229	49,036
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(138,716)	(46,171)
Development, construction and property improvement costs	(55,872)	(41,937)
Issuance of or advances on notes receivable	—	(3,002)
Proceeds from the disposition of properties, net	12,252	25,218
Investments in and advances to unconsolidated affiliates and other	(99,592)	(2,265)
Return of capital from unconsolidated affiliates and other	36,423	19,512
Proceeds from notes receivable	15,250	26,000
Return of deposits for properties under contract	568	1,750
Payment of deferred leasing costs	(3,831)	(1,645)
Net cash used in investing activities	(233,518)	(22,540)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(122,492)	(48,272)
Principal payments on unsecured debt	(200,900)	(519,300)
Proceeds received on mortgage and other notes	131,459	119,752
Proceeds from unsecured debt	327,300	482,300
Payments for repurchase of Common Shares	—	(55,057)
Payments of finance lease obligations	(1,500)	—
Proceeds from the sale of Common Stock, net	75,115	—
Capital contributions from noncontrolling interests	32,191	6,550
Distributions to noncontrolling interests	(8,424)	(19,004)
Dividends paid to Common Shareholders	(45,994)	(44,863)
Deferred financing and other costs	(4,147)	(3,185)
Net cash provided by (used in) financing activities	182,608	(81,079)
Increase (decrease) in cash and restricted cash	11,319	(54,583)
Cash of $21,268 and $74,823 and restricted cash of $13,580 and $10,846, respectively, beginning of period	34,848	85,669
Cash of $33,749 and $17,330 and restricted cash of $12,418 and $13,756, respectively, end of period	$46,167	$31,086

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $5,326 and $2,836 respectively	$35,385	$29,219
Cash paid for income taxes, net of refunds	$258	$—

Supplemental disclosure of non-cash investing and financing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$1,796	$425
Right-of-use assets, finance leases obtained in exchange for finance lease liabilities	$16,349	$—
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$76,965	$—
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$57,165	$—
Capital lease obligation exchanged for finance lease liability	$71,111	$—
Other liabilities exchanged for operating lease liabilities	$946	$—
Assumption of debt through investments in unconsolidated affiliates	$4,688	$—
Acquisition of undivided interest in a property through conversion of notes receivable	$—	$22,201

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2019 and December 31, 2018, the Company controlled approximately 94% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2019, the Company has ownership interests in 123 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 57 properties within its opportunity funds (the “Funds”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”). The 180 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns II and earns fees or priority distributions for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds and Mervyns II are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”) and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership). All transactions between the Funds and the Operating Partnership have been eliminated in consolidation.

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2019	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of June 30, 2019 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$347.1	$15.0	28.33%	8%	$146.6
Fund III	5/2007	24.54%	426.3	23.7	24.54%	6%	554.8
Fund IV	5/2012	23.12%	425.4	104.6	23.12%	6%	147.4
Fund V	8/2016	20.10%	118.3	401.7	20.10%	6%	2.0

(a)	Amount represents the current economic ownership at June 30, 2019, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At June 30, 2019, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items.

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

Reclassifications

Certain prior period amounts with regard to gains on dispositions of properties have been reclassified to conform to the current period presentation.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As lessee, the Company was party to 13 ground, office and equipment leases with future payment obligations aggregating $203.1 million at December 31, 2018. The impact of adoption of ASU 2016-02 for the Company as lessee was as follows (Note 11):

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

•

With the adoption of ASC Topic 842, the Company will first apply the guidance under ASC 842 in assessing its rents receivable: if collection of rents under specific operating leases is not probable, then the Company recognizes the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this initial assessment is completed, the Company may apply a general reserve, as provided under ASC 450-20, if applicable.

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

Recently Issued Accounting Pronouncements

In April 2019, the FASB issued ASU No. 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides updates and clarifications to three previously-issued ASUs: 2016-01 Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, described further below and which the Company has not yet adopted; and 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which the Company early adopted effective January 1, 2018. The updates related to ASU 2016-13 have the same transition as ASU 2016-13 and are effective for periods beginning after December 15, 2019, with adoption permitted after the issuance of ASU 2019-04. The

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

updates related to ASU 2017-12 are effective for the Company on January 1, 2020. The updates related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05 Financial Instruments — Credit Losses (Topic 326) which provides relief to certain entities adopting ASU 2016-13 (discussed below). The amendments accomplish those objectives by providing entities with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. ASU 2019-05 has the same transition as ASU 2016-13 and is effective for periods beginning after December 15, 2019, with adoption permitted after this update. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments — Credit Losses. This ASU modifies ASU 2016-13 (discussed below). The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measure at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2018-19 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$732,422	$710,469
Buildings and improvements	2,638,585	2,594,828
Tenant improvements	170,523	151,154
Construction in progress	36,721	44,092
Properties under capital lease (Note 11)	—	76,965
Right-of-use assets - finance leases (Note 11)	93,796	—
Right-of-use assets - operating leases (Note 11)	56,279	—
Total	3,728,326	3,577,508
Less: Accumulated depreciation	(458,762)	(416,657)
Operating real estate, net	3,269,564	3,160,851
Real estate under development, at cost	211,199	120,297
Net investments in real estate	$3,480,763	$3,281,148

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions and Conversions

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2019 Acquisitions
Core
Soho Portfolio - 41, 51 and 53 Greene Street - New York, NY (a)	100%	Mar 15, 2019 Mar 27, 2019 May 29, 2019	$49,569
Subtotal Core			49,569

Fund V
Palm Coast Landing - Palm Coast, FL	100%	May 6, 2019	36,644
Lincoln Commons - Lincoln, RI	100%	June 21, 2019	54,299
Subtotal Fund V			90,943
Total 2019 Acquisitions			$140,512

2018 Acquisitions and Conversions
Core
Bedford Green Land Parcel - Bedford Hills, NY	100%	Mar 23, 2018	$1,337
Subtotal Core			1,337

Fund IV
Broughton Street Partners I - Savannah, GA (Conversion) (Note 4)	100%	Oct 11, 2018	36,104
Subtotal Fund IV			36,104

Fund V
Trussville Promenade - Trussville, AL	100%	Feb 21, 2018	45,259
Elk Grove Commons - Elk Grove, CA	100%	Jul 18, 2018	59,320
Hiram Pavilion - Hiram, GA	100%	Oct 23, 2018	44,443
Subtotal Fund V			149,022
Total 2018 Acquisitions and Conversions			$186,463

(a)

The Soho Portfolio is a collection of six properties located in New York, NY with an aggregate purchase price of approximately $96.0 million. The acquisitions of the remaining three properties are expected to be finalized through early 2020.

The 2019 Acquisitions and 2018 Acquisitions and Conversions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018. For the six months ended June 30, 2019 and 2018, the Company capitalized $0.6 million and $0.1 million, of acquisition costs. No debt was assumed in any of the 2019 Acquisitions or 2018 Acquisitions or Conversions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2019 Acquisitions and the 2018 Acquisitions and Conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the six months ended June 30, 2019 and the year ended December 31, 2018 (in thousands):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Net Assets Acquired
Land	$35,865	$38,086
Buildings and improvements	92,468	129,586
Acquisition-related intangible assets (Note 6)	17,355	26,693
Acquisition-related intangible liabilities (Note 6)	(5,176)	(7,902)
Net assets acquired	$140,512	$186,463

Consideration
Cash	$138,716	$147,985
Liabilities assumed	1,796	2,597
Existing interest in previously unconsolidated investment	—	35,881
Total consideration	$140,512	$186,463

Dispositions

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2019 Dispositions
3104 M Street - Washington, DC (Note 4)	Fund III	Jan 24, 2019	$10,500	$2,014
210 Bowery - 1 Residential Condo - New York, NY	Fund IV	May 17, 2019	2,700	—
Total 2019 Dispositions			$13,200	$2,014

2018 Dispositions
Sherman Avenue - New York, NY	Fund II	Apr 17, 2018	$26,000	$33
Lake Montclair - Dumfries, VA	Fund IV	Aug 27, 2018	22,450	2,923
1861 Union Street - San Francisco, CA	Fund IV	Aug 29, 2018	6,000	2,184
210 Bowery - 4 Residential Condos - New York, NY	Fund IV	Nov 30, 2018, Dec 10, 2018, Dec 17, 2018, Dec 21, 2018	12,050	—
Total 2018 Dispositions			$66,500	$5,140

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the three months ended June 30, 2019 and year ended December 31, 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$10	$772	$53	$1,564
Expenses	(180)	(947)	(257)	(1,691)
Gain on disposition of properties	—	33	2,014	33
Net (income) loss attributable to noncontrolling interests	9	496	154	395
Net income attributable to Acadia	$(161)	$354	$1,964	$301

Properties Held for Sale

At June 30, 2019, the Company had one property in Fund IV classified as held-for-sale, JFK Plaza, with total assets of $6.3 million. The property had insignificant net income for the six months ended June 30, 2019 and 2018.

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2018		Six Months Ended 2019			June 30, 2019
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	1	$7,759	$57,342	$5,382	$—	2	$70,483
Fund II	—	7,462	—	1,254	—	—	8,716
Fund III	1	21,242	12,313	1,446	—	1	35,001
Fund IV	1	83,834	9,166	3,999	—	2	96,999
Total	3	$120,297	$78,821	$12,081	$—	5	$211,199

The number of properties in the table above refers to projects comprising the entire property; however, certain projects represent a portion of a property. During the six months ended June 30, 2019, the Company placed the following projects into development:

•	a portion of City Center (Core)
•	a portion of Cortlandt Crossing (Fund III)
•	its 1238 Wisconsin Avenue property (Core, Note 11)
•	a portion of 110 University Place (Fund IV, Note 11)

No projects were placed into service during the six months ended, June 30, 2019. Fund II amounts relate to the City Point Phase III project.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Notes Receivable, Net

The Company’s notes receivable, net were generally collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	June 30,	December 31,	June 30, 2019
Description	2019	2018	Number	Maturity Date	Interest Rate
Core Portfolio	$56,475	$56,475	2	Oct 2019 - Apr 2020	6.0% - 8.1%
Fund II	32,881	32,582	1	Dec 2020	1.75%
Fund III	5,306	5,306	1	Jul 2020	18.0%
Fund IV	—	15,250	—	Feb 2021	15.3%
	$94,662	$109,613	4

During the six months ended June 30, 2019, the Company:

•	increased the balance of a Fund II note receivable by the interest accrued of $0.3 million;
•	redeemed its $15.25 million Fund IV investment plus accrued interest of $10.0 million;
•	stopped accruing interest on one loan, due to the estimated market value of the collateral. The note had $4.7 million of accrued interest at each of December 31, 2018 and June 30, 2019; and
•	extended the maturity for Brandywine’s note receivable to October 31, 2019.

During the year ended December 31, 2018, the Company:

•	exchanged $22.0 million of a Core note receivable plus accrued interest thereon of $0.3 million for an additional undivided interest in the Town Center property (Note 4);
•	received full payment on $26.0 million of Core notes receivable plus accrued interest of $0.2 million;
•	funded an additional $2.8 million to its existing $15.0 million Core note receivable and entered into an agreement to extend the maturity to April 1, 2020;
•	advanced an additional $0.2 million on a Fund III note receivable; and
•	increased the balance of a Fund II note receivable by the interest accrued of $0.8 million.

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

		Nominal Ownership Interest	June 30,	December 31,
Portfolio	Property	June 30, 2019	2019	2018
Core:
	840 N. Michigan (a)	88.43%	$64,622	$65,013
	Renaissance Portfolio	20%	32,675	32,458
	Gotham Plaza	49%	29,546	29,550
	Town Center (a, b)	75.22%	98,805	99,758
	Georgetown Portfolio	50%	4,808	4,653
			230,456	231,432

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	17	21
	Self Storage Management (d)	95%	206	206
			223	227
Fund IV:
	Broughton Street Portfolio (e)	50%	12,579	3,236
	Fund IV Other Portfolio	90%	14,433	14,540
	650 Bald Hill Road	90%	12,557	12,880
			39,569	30,656

Fund V:	Family Center at Riverdale (a)	90%	14,514	—
	Tri-City Plaza	90%	36,636	—
			51,150	—

Various Funds:	Due (to) from Related Parties		(1,477)	(461)
	Other (f)		556	556
	Investments in and advances to unconsolidated affiliates		$320,477	$262,410

Core:
	Crossroads (g)	49%	$15,032	$15,623
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,032	$15,623

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017 and March 2018, as discussed below, the Company increased its ownership in Town Center.
(c)	Distributions, discussed below, have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)

The Company is entitled to a 15% return on its cumulative capital contribution which was $5.9 million and $3.0 million at June 30, 2019 and December 31, 2018, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $9.4 million and $2.8 million at June 30, 2019 and December 31, 2018, respectively.

(f)	Includes a cost-method investment in Albertson’s (Note 8), Storage Post and other investments.
(g)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Core Portfolio

2019 Acquisition of Unconsolidated Investments

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

At June 30, 2019, $38.7 million of the Brandywine Note Receivable remains outstanding (Note 3), which is collateralized by the remaining 24.78% undivided interest in Town Center.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fund Investments

2019 Acquisitions of Unconsolidated Investments

On March 19, 2019, Fund V acquired an interest in a venture which invested in a 428,000 square-foot property located in Riverdale, Utah referred to as “Family Center at Riverdale” for $48.5 million. The Company accounts for its interest in the Family Center at Riverdale under the equity method of accounting as it does not control but exercises significant influence over the investment.

On April 30, 2019, Fund V acquired an interest in a venture which invested in a 300,000 square-foot property located in Vernon, Connecticut referred to as “Tri-City Plaza” for $36.7 million. The Company accounts for its interest in Tri-City Plaza under the equity method of accounting as it does not control but exercises significant influence over the investment.

Broughton Street Portfolio

During 2014, Fund IV acquired 50% interests in two joint ventures referred to as “BSP I” and “BSP II” with the same venture partner to acquire and operate a total of 23 properties in Savannah, Georgia referred to as the “Broughton Street Portfolio.” Since that time, as described below, the ventures have sold eight of the properties and terminated the master leases on two of the properties. In October 2018, the venture partner relinquished its interest in BSP I resulting in Fund IV becoming the 100% owner of the BSP I venture, which holds 11 consolidated properties (Note 2). Fund IV accounted for this transaction as an asset purchase at fair value whereby its existing preferred and common interests were deemed consideration for the properties and no gain or loss was recognized. At June 30, 2019, the Broughton Street portfolio had 13 remaining properties, two of which are unconsolidated and are held within the BSP II venture.

Storage Post

On June 29, 2019, Fund III’s Storage Post venture, which is a cost-method investment with no carrying value, distributed $1.6 million of which the Operating Partnership’s share was $0.4 million. On May 15, 2018, the Storage Post venture, distributed $3.2 million of which the Operating Partnership’s share was $0.8 million.

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.3 million for each of the three months ended June 30, 2019 and 2018 and $0.5 million for each of the six months ended June 30, 2019 and June 30, 2018, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.3 million and $0.4 million for the three months ended June 30, 2019 and 2018, and $0.7 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	June 30, 2019	December 31, 2018
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$599,595	$488,000
Investment in unconsolidated affiliates	6,853	6,853
Other assets	73,773	91,497
Total assets	$680,221	$586,350
Liabilities and partners’ equity:
Mortgage notes payable	$459,484	$408,967
Other liabilities	57,919	54,675
Partners’ equity	162,818	122,708
Total liabilities and partners’ equity	$680,221	$586,350

Company's share of accumulated equity	$202,320	$141,384
Basis differential	102,637	104,084
Deferred fees, net of portion related to the Company's interest	1,965	1,780
Amounts payable by the Company	(1,477)	(461)
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	305,445	246,787
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,032	15,623
Investments in and advances to unconsolidated affiliates	$320,477	$262,410

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Combined and Condensed Statements of Income
Total revenues	$22,740	$19,603	$42,713	$39,759
Operating and other expenses	(5,236)	(5,531)	(10,342)	(11,453)
Interest expense	(5,639)	(5,250)	(10,415)	(10,125)
Depreciation and amortization	(5,795)	(5,801)	(10,587)	(11,856)
Loss on disposition of properties	—	(992)	—	(1,410)
Net income attributable to unconsolidated affiliates	$6,070	$2,029	$11,369	$4,915

Company’s share of equity in net income of unconsolidated affiliates	$4,282	$5,895	$7,277	$8,260
Basis differential amortization	(723)	(876)	(1,447)	(1,557)
Company’s equity in earnings of unconsolidated affiliates	$3,559	$5,019	$5,830	$6,703

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	June 30, 2019	December 31, 2018
Other Assets, Net:
Lease intangibles, net (Note 6)	$117,074	$115,939
Deferred charges, net (a)	29,804	28,619
Prepaid expenses	16,529	18,422
Other receivables	12,046	5,058
Accrued interest receivable	9,308	17,046
Deposits	4,091	4,611
Due from seller	4,000	4,000
Deferred tax assets	2,050	2,032
Derivative financial instruments (Note 8)	1,057	7,018
Due from related parties	612	1,802
Corporate assets	1,776	1,953
Income taxes receivable	1,777	2,070
	$200,124	$208,570

(a) Deferred Charges, Net:
Deferred leasing and other costs	$48,729	$45,011
Deferred financing costs related to line of credit	8,970	8,960
	57,699	53,971
Accumulated amortization	(27,895)	(25,352)
Deferred charges, net	$29,804	$28,619

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$89,388	$95,045
Capital lease obligations (Note 11)	—	71,111
Lease liability - finance leases, net (Note 11)	87,784	—
Lease liability - operating leases, net (Note 11)	57,397	—
Accounts payable and accrued expenses	72,892	65,215
Deferred income	27,582	34,052
Tenant security deposits, escrow and other	11,759	10,588
Derivative financial instruments (Note 8)	37,354	7,304
Income taxes payable	—	19
Other	134	2,738
	$384,290	$286,072

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Lease Intangibles

Upon acquisitions of real estate (Note 2), the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below-market leases, including below-market options and acquired in-place leases) and assumed liabilities. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$234,479	$(122,067)	$112,412	$216,021	$(105,972)	$110,049
Above-market rent	17,991	(13,329)	4,662	18,169	(12,279)	5,890
	$252,470	$(135,396)	$117,074	$234,190	$(118,251)	$115,939

Amortizable Intangible Liabilities
Below-market rent	$(157,657)	$68,818	$(88,839)	$(152,188)	$57,721	$(94,467)
Above-market ground lease	(671)	122	(549)	(671)	93	(578)
	$(158,328)	$68,940	$(89,388)	$(152,859)	$57,814	$(95,045)

During the six months ended June 30, 2019, the Company acquired in-place lease intangible assets of $17.1 million, above-market rents of $0.2 million, and below-market rents of $5.2 million with weighted-average useful lives of 6.3, 10.3, and 21.4 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2019 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2019 (Remainder)	$2,805	$(15,140)	$29	$(12,306)
2020	8,011	(24,067)	58	(15,998)
2021	7,512	(17,514)	58	(9,944)
2022	7,141	(12,551)	58	(5,352)
2023	7,134	(9,919)	58	(2,727)
Thereafter	51,574	(33,221)	288	18,641
Total	$84,177	$(112,412)	$549	$(27,686)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	June 30,	December 31,	Maturity Date at	June 30,	December 31,
	2019	2018	June 30, 2019	2019	2018
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-6.00%	Feb 2024 - Apr 2035	$177,250	$178,271
Core Variable Rate - Swapped (a)	3.41%-5.67%	3.41%-5.67%	Jan 2023 - Nov 2028	33,074	82,583
Total Core Mortgages Payable				210,324	260,854
Fund II Fixed Rate	1.00%-4.75%	1.00%-4.75%	May 2020 - Aug 2042	205,263	205,262
Fund II Variable Rate	LIBOR+1.39%-LIBOR+3.00%	—	March 2022	23,598	—
Fund II Variable Rate - Swapped (a)	4.27%	4.27%	Nov 2021	19,201	19,325
Total Fund II Mortgages Payable				248,062	224,587
Fund III Variable Rate	LIBOR+2.65%-LIBOR+4.65%	Prime+0.50%-LIBOR+4.65%	Jun 2020 - Jul 2020	91,211	90,096
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	8,190	8,189
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.40%	LIBOR+1.60%-LIBOR+3.95%	July 2019 - Apr 2022	176,270	233,065
Fund IV Variable Rate - Swapped (a)	3.67%-4.81%	3.67%-4.23%	Mar 2020 - Dec 2022	93,214	71,841
Total Fund IV Mortgages Payable				277,674	313,095
Fund V Variable Rate	LIBOR+2.15%-LIBOR+2.25%	LIBOR+2.25%	Oct 2020 - Jan 2021	51,506	51,506
Fund V Variable Rate - Swapped (a)	4.01%-4.78%	4.61%-4.78%	Feb 2021 - Mar 2024	156,900	86,570
Total Fund V Mortgage Payable				208,406	138,076
Net unamortized debt issuance costs				(10,510)	(10,173)
Unamortized premium				702	753
Total Mortgages Payable				$1,025,869	$1,017,288
Unsecured Notes Payable
Core Term Loans	—	LIBOR+1.25%	Mar 2023	$—	$383
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-5.02%	2.54%-3.59%	Mar 2023	350,000	349,617
Total Core Unsecured Notes Payable				350,000	350,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.40%	Sep 2020	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.00%	LIBOR+1.65%-LIBOR+2.75%	Dec 2019 - June 2021	87,625	40,825
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	143,400	102,800

Net unamortized debt issuance costs				(818)	(368)
Total Unsecured Notes Payable				$620,207	$533,257
Unsecured Line of Credit
Core Unsecured Line of Credit	—	—	—	$—	$—
Core Unsecured Line of Credit - Swapped (a)	2.49%-5.02%	—	Mar 2022	39,000	—
Total Unsecured Line of Credit				$39,000	$—

Total Debt - Fixed Rate (b)(c)				$1,198,592	$1,001,658
Total Debt - Variable Rate (d)				497,110	558,675
Total Debt				1,695,702	1,560,333
Net unamortized debt issuance costs				(11,328)	(10,541)
Unamortized premium				702	753
Total Indebtedness				$1,685,076	$1,550,545

(a)

At June 30, 2019, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.65% to LIBOR + 4.65% for Fund III variable-rate debt; LIBOR + 1.60% to LIBOR +3.40% for Fund IV variable-rate debt; LIBOR + 2.15% to LIBOR + 2.25% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $691.4 million and $609.9 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Fixed-rate debt at June 30, 2019 includes $165.5 million of swaps that are not designated to specific debt instruments.
(d)	Includes $157.5 million and $143.8 million, respectively, of variable-rate debt that is subject to interest cap agreements.

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

Mortgages Payable

During the six months ended June 30, 2019:

•

The Company obtained four new Fund mortgages totaling $118.3 million with a weighted-average interest rate of LIBOR + 1.64% collateralized by four properties and maturing in 2022 through 2024. The Company also refinanced a Fund IV loan in the amount of $23.8 million, of which $18.9 million had been drawn at June 30, 2019, and which bears interest at a rate of LIBOR + 1.75% and matures in 2022.

•	The Company drew down $5.9 million on a Fund III construction loan.
•

Fund III mortgage, which had a balance of $4.7 million and an interest rate of Prime + 0.5%, was assumed by the purchasing venture in a property sale (Note 2). The Company also repaid a Fund IV loan in full, which had a balance of $38.2 million and an interest rate of LIBOR + 2.35%.

•

The Company modified one Core loan to provide for a temporary prepayment of $49.0 million which is required to be re-borrowed within six months in order to avoid a pre-payment fee. The Company also modified two Fund IV loans to increase the commitment of BSP Venture I’s mortgage by $9.4 million; and to decrease the 717 North Michigan Avenue mortgage balance by $9.9 million, decrease future availability by $3.9 million and reduce the interest rate to LIBOR + 3.10%.

•

The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of four of the new obligations with a notional value of $91.5 million at a weighted average interest rate of 2.74%.

•	The Company made scheduled principal payments of $3.2 million.

At June 30, 2019 and December 31, 2018, the Company’s mortgages were collateralized by 44 and 43 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan related to Brandywine Holdings in the Company’s Core Portfolio, which was originated in June 2006 and had an original principal amount of $26.3 million, was in default and subject to litigation at June 30, 2019 and December 31, 2018. This loan bears interest at 6.00%, excluding default interest of 5%, and is collateralized by a property, in which the Company holds a 22% controlling interest. In April 2017, the lender on this mortgage initiated a lawsuit against the Company for the full balance of the principal, accrued interest as well as penalties and fees. The Company believes it has valid defenses and intends to vigorously defend itself.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $15.2 million and $62.3 million at June 30, 2019 and December 31, 2018, respectively, are comprised of the following:

•

As discussed above, the Core unsecured term loans totaling $300.0 million were refinanced in February 2018, into one $350.0 million term loan with an interest rate of LIBOR+ 1.25% and maturing in March 2023. The outstanding balance of the Core term loans was $350.0 million at June 30, 2019 and December 31, 2018. During the six months ended June 30, 2019, the Company entered into an interest rate swap contract to effectively fix the variable portion of the interest rate with a notional value of $156.0 million at a weighted-average interest rate of 2.43%, which may be used to swap the Company’s unhedged, unsecured, LIBOR-based variable-rate debt. The Company previously entered into swap agreements fixing the rates of the remaining Core term loans.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at June 30, 2019 and December 31, 2018. Total availability was $0.0 million at June 30, 2019 and December 31, 2018.

•

At Fund IV there is a $80.2 million bridge facility and a $27.0 million subscription line, which were modified from their previous limits of $41.8 million and $15.0 million, respectively, during the second quarter of 2019. The outstanding balance of the Fund IV bridge

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

facility was $79.2 million at June 30, 2019 and $40.8 million at December 31, 2018. Total availability was $1.0 million at each of June 30, 2019 and December 31, 2018. The outstanding balance of the Fund IV subscription line was $8.4 million at June 30, 2019 and $0 at December 31, 2018. Total available credit was $7.6 million at both June 30, 2019 and December 31, 2018, reflecting letters of credit of $11.0 million and $7.4 million, respectively.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $143.4 million and $6.6 million, respectively at June 30, 2019. The outstanding balance and total available credit of the Fund V subscription line was $102.8 million and $47.2 million, respectively at December 31, 2018.

Unsecured Revolving Line of Credit

As discussed above, the Core unsecured revolving line of credit was refinanced in February 2018. The Company had a total of $90.7 million and $137.7 million, respectively, available under its $150.0 million Core unsecured revolving lines of credit reflecting borrowings of $39.0 million and $0 million, respectively, and letters of credit of $20.3 million and $12.3 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of June 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (Remainder)	$165,255
2020	573,416
2021	217,873
2022	134,070
2023	412,305
Thereafter	192,783
1,695,702
Unamortized premium	702
Net unamortized debt issuance costs	(11,328)
Total indebtedness	$1,685,076

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2019 or 2018.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$—	$—	$—	$4,504	$—	$—
Derivative financial instruments	—	1,057	—	—	7,018	—
Liabilities
Derivative financial instruments	—	37,354	—	—	7,304	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During 2018, the Company began selling the residential units of its 210 Bowery property in Fund IV. As the projected aggregate selling prices net of selling costs were in line with the carrying amount of the property through the first quarter 2019, no gain or loss has been recognized on the units sold to date and no impairment was previously deemed necessary. During the second quarter 2019, an amendment to the offering memorandum at this property was executed which reduced the selling price of the remaining three units. Accordingly, the Company recognized a $1.4 million impairment charge, inclusive of an amount attributable to a noncontrolling interest of $1.1 million, to adjust the carrying value to the estimated selling price less estimated costs to sell.

The Company did not record any impairment charges during the six months ended June 30, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	June 30, 2019	December 31, 2018
Core
Interest Rate Swaps	$424,074	Dec 2012-July 2020	Mar 2022-July 2030	1.71%	—	3.77%	Other Liabilities (a)	$(31,570)	$(6,332)
Interest Rate Swaps	163,500	Oct 2014 - July 2016	Nov 2019-June 2021	1.24%	—	1.70%	Other Assets	1,025	6,022
	$587,574							$(30,545)	$(310)

Fund II
Interest Rate Swap	$19,201	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(150)	$—
Interest Rate Swap	—	—	—	—	—	—	Other Assets	—	108
Interest Rate Cap	23,300	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	9	—
	$42,501							$(141)	$108

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$—	$8

Fund IV
Interest Rate Swaps	$23,100	Mar 2017	Mar 2020	1.82%	—	1.82%	Other Assets	$23	$851
Interest Rate Swap	70,114	Mar 2017 - May 2019	Apr 2022 - Dec 2022	1.97%	—	4.00%	Other Liabilities	(878)	—
Interest Rate Caps	108,900	July 2016 - Nov 2016	Aug 2019 - Dec 2019	3.00%	—	3.00%	Other Assets	—	8
	$202,114							$(855)	$859

Fund V
Interest Rate Swap	$—	—	—	—	—	—	Other Assets	$—	$21
Interest Rate Swaps	156,900	Jan 2018-Mar 2019	Feb 2021-Mar 2024	2.27%	—	2.88%	Other Liabilities	(4,756)	(972)
	$156,900							$(4,756)	$(951)

Total asset derivatives								$1,057	$7,018
Total liability derivatives								$(37,354)	$(7,304)

(a)

Includes two swaps with an aggregate fair value of ($10.6) million and ($2.9) million at June 30, 2019 and December 31, 2018, respectively, which were acquired during July 2018 and are not effective until July 2020.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $3.4 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense within the next twelve months. As of June 30, 2019 and December 31, 2018, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2019		December 31, 2018
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$94,662	$93,532	$109,613	$107,370
Mortgage and Other Notes Payable (a)	3	1,035,677	1,040,198	1,026,708	1,021,075
Investment in non-traded equity securities (b)	3	—	23,208	—	23,208
Unsecured notes payable and Unsecured line of credit (c)	2	660,025	660,734	533,625	533,954

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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at June 30, 2019.
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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $52.1 million and $55.5 million as of June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company had letters of credit outstanding of $31.3 million and $19.7 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its common shares during the six months ended June 30, 2019:

•	The Company withheld 2,468 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•

The Company recognized Common Share and Common OP Unit-based compensation totaling $3.7 million in connection with Restricted Shares and Units (Note 13) for the six months ended June 30, 2019 compared to $4.3 million for the six months ended June 30, 2018.

In addition to the share repurchase activity discussed below, the Company completed the following transactions in its common shares during the year ended December 31, 2018:

•	The Company withheld 3,288 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•	The Company recognized Common Share and Common OP Unit-based compensation totaling $8.4 million in connection with Restricted Shares and Units (Note 13).

ATM Program

The Company has an at-the-market (“ATM”) equity issuance program which provides the Company an efficient and low-cost vehicle for raising public equity to fund its capital needs. During the three months ended June 30, 2019, the Company sold 1,696,516 shares under its ATM program for gross proceeds of $48.0 million, or $47.3 million net of issuance costs, at a weighted-average gross price per share of $28.29. During the six months ended June 30, 2019, the Company sold 2,667,351 shares under its ATM program for gross proceeds of $76.2 million, or $75.1 million net of issuance costs, at a weighted-average gross price per share of $28.58. In the second quarter, the Company entered into a new $250.0 million ATM program that replaced its existing program and also included an optional “forward purchase” component.

Share Repurchase Program

During 2018, the Company’s board of trustees approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares, and may be discontinued or extended at any time. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. During the six months ended June 30, 2019 the Company made no repurchases under the share repurchase program, under which $144.9 million currently remains available.

Dividends and Distributions

The following table sets forth the dividends declared and/or paid during the six months ended June 30, 2019:

Date Declared	Amount Per Share	Record Date	Payment Date

November 15, 2018	$0.28	December 31, 2018	January 15, 2019
February 28, 2019	$0.28	March 29, 2019	April 15, 2019
May 9, 2019	$0.28	June 28, 2019	July 15, 2019

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated Other Comprehensive Income

The following tables set forth the activity in accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018 (in thousands):

Gains or Losses on Derivative Instruments
Balance at April 1, 2019	$(11,021)

Other comprehensive loss before reclassifications	(22,652)
Reclassification of realized interest on swap agreements	(535)
Net current period other comprehensive loss	(23,187)
Net current period other comprehensive loss attributable to noncontrolling interests	4,638
Balance at June 30, 2019	$(29,570)

Balance at April 1, 2018	$7,376

Other comprehensive income before reclassifications	2,950
Reclassification of realized interest on swap agreements	109
Net current period other comprehensive income	3,059
Net current period other comprehensive income attributable to noncontrolling interests	(297)
Balance at June 30, 2018	$10,138

Gains or Losses on Derivative Instruments
Balance at January 1, 2019	$516

Other comprehensive loss before reclassifications	(35,958)
Reclassification of realized interest on swap agreements	(1,086)
Net current period other comprehensive loss	(37,044)
Net current period other comprehensive loss attributable to noncontrolling interests	6,958
Balance at June 30, 2019	$(29,570)

Balance at January 1, 2018	$2,614

Other comprehensive income before reclassifications	8,603
Reclassification of realized interest on swap agreements	472
Net current period other comprehensive income	9,075
Net current period other comprehensive income attributable to noncontrolling interests	(1,551)
Balance at June 30, 2018	$10,138

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at April 1, 2019	$105,044	$535,377	$640,421
Distributions declared of $0.28 per Common OP Unit	(1,776)	—	(1,776)
Net income (loss) for the three months ended June 30, 2019	722	(15,039)	(14,317)
Conversion of 33,289 Common OP Units to Common Shares by limited partners of the Operating Partnership	(557)	—	(557)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(1,127)	(3,464)	(4,591)
Reclassification of realized interest expense on swap agreements	(23)	(24)	(47)
Noncontrolling interest distributions	—	(1,645)	(1,645)
Employee Long-term Incentive Plan Unit Awards	1,835	—	1,835
Reallocation of noncontrolling interests (c)	(413)	—	(413)
Balance at June 30, 2019	$103,705	$515,205	$618,910

Balance at April 1, 2018	$106,395	$533,603	$639,998
Distributions declared of $0.27 per Common OP Unit	(1,713)	—	(1,713)
Net income (loss) for the three months ended June 30, 2018	633	(10,568)	(9,935)
Conversion of 28,512 Common OP Units to Common Shares by limited partners of the Operating Partnership	(481)	—	(481)
Other comprehensive income - unrealized gain on valuation of swap agreements	154	44	198
Reclassification of realized interest expense on swap agreements	9	90	99
Noncontrolling interest contributions	—	6,550	6,550
Noncontrolling interest distributions	—	(14,945)	(14,945)
Employee Long-term Incentive Plan Unit Awards	2,126	—	2,126
Reallocation of noncontrolling interests (c)	(2,023)	—	(2,023)
Balance at June 30, 2018	$105,100	$514,774	$619,874

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2019	$104,223	$518,219	$622,442
Distributions declared of $0.56 per Common OP Unit	(3,557)	—	(3,557)
Net income (loss) for the six months ended June 30, 2019	1,653	(25,231)	(23,578)
Conversion of 207,818 Common OP Units to Common Shares by limited partners of the Operating Partnership	(3,510)	—	(3,510)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(1,822)	(5,068)	(6,890)
Reclassification of realized interest expense on swap agreements	(44)	(24)	(68)
Noncontrolling interest contributions	—	32,191	32,191
Noncontrolling interest distributions	—	(4,882)	(4,882)
Employee Long-term Incentive Plan Unit Awards	5,195	—	5,195
Reallocation of noncontrolling interests (c)	1,567	—	1,567
Balance at June 30, 2019	$103,705	$515,205	$618,910

Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of $0.54 per Common OP Unit	(3,434)	—	(3,434)
Net income (loss) for the six months ended June 30, 2018	1,245	(22,759)	(21,514)
Conversion of 64,638 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,123)	—	(1,123)
Other comprehensive income - unrealized gain on valuation of swap agreements	428	930	1,358
Reclassification of realized interest expense on swap agreements	19	174	193
Noncontrolling interest contributions	—	6,550	6,550
Noncontrolling interest distributions	—	(15,640)	(15,640)
Employee Long-term Incentive Plan Unit Awards	5,842	—	5,842
Reallocation of noncontrolling interests (c)	(798)	—	(798)
Balance at June 30, 2018	$105,100	$514,774	$619,874

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,320,325 and 3,331,440 Common OP Units at June 30, 2019 and June 30, 2018; (ii) 188 Series A Preferred OP Units at June 30, 2019 and June 30, 2018; (iii) 136,593 Series C Preferred OP Units at June 30, 2019 and June 30, 2018; and (iv) 2,715,679 and 2,606,221 LTIP units at June 30, 2019 and June 30, 2018, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and six other subsidiaries.
(c)

Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

Preferred OP Units

There were no issuances of Preferred OP Units during the six months ended June 30, 2019.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2019, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through June 30, 2019, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

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

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the three and six months ended June 30, 2019, the Company earned $13.2 million and $26.6 million, respectively, in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in lease revenues in the consolidated statements of income.

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

During the three months ended June 30, 2019, the Company entered into two new master leases, one of which is a finance lease, (1238 Wisconsin Avenue, acquired on May 2, 2019) and one of which was an operating lease (110 University Place, acquired on May 1, 2019 by Fund IV for $10.5 million) and recorded a right-of-use asset – finance lease of $11.2 million and a right of use asset - operating lease of $45.3 million and a corresponding lease liability – finance lease of $10.7 million and a lease liability - operating lease of $45.3 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease Cost		(Not applicable)		(Not applicable)
Finance lease cost:
Amortization of right-of-use assets	$542		$1,038
Interest on lease liabilities	934		1,777
Subtotal	1,476		2,815
Operating lease cost	1,107		1,643
Variable lease cost	25		57
Total lease cost	$2,608		$4,515

Other Information
Weighted-average remaining lease term - finance leases (years)			45.4
Weighted-average remaining lease term - operating leases (years)			33.8
Weighted-average discount rate - finance leases			4.5%
Weighted-average discount rate - operating leases			5.8%

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

Lease Disclosures Related to Prior Periods

The Company leased land at six of its shopping centers, which were accounted for as operating leases through December 31, 2018 which generally provided the Company with renewal options. Ground rent expense was $0.8 million (including capitalized ground rent at a property under development of $0.3 million) for the six months ended June 30, 2018. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating up to 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.5 million for the six months ended June 30, 2018.

During 2016, the Company entered into a 49-year master lease, which was accounted for as a capital lease through December 31, 2018 and was later reclassified as a finance lease upon implementation of ASC 842 as described above. During the six months ended June 30, 2018, payments for this lease totaled $1.3 million. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of June 30, 2019, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments (a, b)
2019 (Remainder)	$94,448	$3,606
2020	193,637	7,139
2021	176,109	7,073
2022	156,178	7,082
2023	137,655	7,075
Thereafter	598,691	334,761
Total	$1,356,718	$366,736

(a)

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

(b)	Minimum rental payments include $222.6 million of interest related to finance leases.

During the three and six months ended June 30, 2019 and 2018, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended June 30, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$43,212	$27,850	$—	$—	$71,062
Depreciation and amortization	(15,092)	(15,212)	—	—	(30,304)
Property operating expenses, other operating and real estate taxes	(12,217)	(11,021)	—	—	(23,238)
General and administrative expenses	—	—	—	(9,034)	(9,034)
Impairment charge	—	(1,400)	—	—	(1,400)
Operating income (loss)	15,903	217	—	(9,034)	7,086
Interest and other income	327	1,586	2,229	—	4,142
Equity in earnings of unconsolidated affiliates	3,254	305	—	—	3,559
Interest expense	(6,839)	(12,920)	—	—	(19,759)
Income tax provision	—	—	—	(265)	(265)
Net income (loss)	12,645	(10,812)	2,229	(9,299)	(5,237)
Net loss attributable to noncontrolling interests	425	13,892	—	—	14,317
Net income attributable to Acadia	$13,070	$3,080	$2,229	$(9,299)	$9,080

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the Three Months Ended June 30, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$40,539	$23,030	$—	$—	$63,569
Depreciation and amortization	(14,927)	(14,576)	—	—	(29,503)
Property operating expenses, other operating and real estate taxes	(10,510)	(9,350)	—	—	(19,860)
General and administrative expenses	—	—	—	(7,907)	(7,907)
Gain on disposition of properties	—	33	—	—	33
Operating income (loss)	15,102	(863)	—	(7,907)	6,332
Interest and other income	—	—	3,289	—	3,289
Equity in earnings of unconsolidated affiliates	1,726	3,293	—	—	5,019
Interest expense	(7,001)	(9,914)	—	—	(16,915)
Income tax benefit	—	—	—	5	5
Net income (loss)	9,827	(7,484)	3,289	(7,902)	(2,270)
Net loss attributable to noncontrolling interests	200	9,735	—	—	9,935
Net income attributable to Acadia	$10,027	$2,251	$3,289	$(7,902)	$7,665

	As of or for the Six Months Ended June 30, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$89,899	$55,963	$—	$—	$145,862
Depreciation and amortization	(30,770)	(29,867)	—	—	(60,637)
Property operating expenses, other operating and real estate taxes	(24,211)	(20,977)	—	—	(45,188)
General and administrative expenses	—	—	—	(17,357)	(17,357)
Impairment charge	—	(1,400)	—	—	(1,400)
Gain on disposition of properties	—	2,014	—	—	2,014
Operating income	34,918	5,733	—	(17,357)	23,294
Interest and other income	327	1,586	4,499	—	6,412
Equity in earnings of unconsolidated affiliates	5,524	306	—	—	5,830
Interest expense	(13,532)	(24,086)	—	—	(37,618)
Income tax provision	—	—	—	(219)	(219)
Net income (loss)	27,237	(16,461)	4,499	(17,576)	(2,301)
Net loss attributable to noncontrolling interests	385	23,193	—	—	23,578
Net income attributable to Acadia	$27,622	$6,732	$4,499	$(17,576)	$21,277

Real estate at cost	$2,154,630	$1,784,895	$—	$—	$3,939,525
Total assets	$2,267,022	$1,848,238	$94,662	$—	$4,209,922
Cash paid for acquisition of real estate	$49,402	$89,314	$—	$—	$138,716
Cash paid for development and property improvement costs	$26,876	$28,996	$—	$—	$55,872

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Six Months Ended June 30, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$82,166	$44,527	$—	$—	$126,693
Depreciation and amortization	(30,425)	(27,654)	—	—	(58,079)
Property operating expenses, other operating and real estate taxes	(21,405)	(17,832)	—	—	(39,237)
General and administrative expenses	—	—	—	(16,377)	(16,377)
Gain on disposition of properties	—	33	—	—	33
Operating income (loss)	30,336	(926)	—	(16,377)	13,033
Interest and other income	—	—	7,026	—	7,026
Equity in earnings of unconsolidated affiliates	3,152	3,551	—	—	6,703
Interest expense	(13,502)	(19,303)	—	—	(32,805)
Income tax provision	—	—	—	(387)	(387)
Net income (loss)	19,986	(16,678)	7,026	(16,764)	(6,430)
Net loss attributable to noncontrolling interests	128	21,386	—	—	21,514
Net income attributable to Acadia	$20,114	$4,708	$7,026	$(16,764)	$15,084

Real estate at cost	$2,047,672	$1,500,371	$—	$—	$3,548,043
Total assets	$2,236,405	$1,535,154	$109,209	$—	$3,880,768
Cash paid for acquisition of real estate	$1,343	$44,828	$—	$—	$46,171
Cash paid for development and property improvement costs	$15,293	$26,644	$—	$—	$41,937

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At June 30, 2019 a total of 692,409 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the six months ended June 30, 2019, the Company issued 330,718 LTIP Units and 8,041 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, based on a valuation provided by an independent third-party appraiser incorporating the following factors:

•

A portion of these annual equity awards is granted in performance-based Restricted Share Units or LTIP Units that may be earned based on the Company’s attainment of specified relative total shareholder returns (“Relative TSR”) hurdles.

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $ 11.1 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $1.8 million, $3.7 million, $2.2 million and $4.3 million for the three and six months ended June 30, 2019 and 2018, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2019, the Company issued 18,009 LTIP Units and 17,318 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,463 of the LTIP Units and 3,996 of the Restricted Shares will be on the first anniversary of the date of issuance and 11,546 of the LTIP Units and 13,322 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.7 million and $0.6 million for the six months ended June 30, 2019 and 2018.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV and Fund V were determined to have no intrinsic value as of June 30, 2019.

No compensation expense was recognized for the six months ended June 30, 2019 and 2018, respectively, related to the Program in connection with Fund III, Fund IV or Fund V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2018	41,327	$26.92	910,099	$28.28
Granted	22,817	23.65	425,880	26.80
Vested	(25,261)	30.79	(431,827)	29.72
Forfeited	(428)	27.25	(12,266)	28.57
Unvested at December 31, 2018	38,455	22.44	891,886	26.87
Granted	25,359	28.56	348,726	32.78
Vested	(21,424)	27.12	(290,753)	29.30
Forfeited	—	—	(3,609)	27.57
Unvested at June 30, 2019	42,390	$23.73	946,250	$28.30

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2019 and the year ended December 31, 2018 were $32.50 and $26.64, respectively. As of June 30, 2019, there was $20.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Restricted Shares that vested for the six months ended June 30, 2019 and the year ended December 31, 2018, was $0.6 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the six months ended June 30, 2019 and the year ended December 31, 2018, was $8.5 million and $12.8 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Plans

On a combined basis, the Company incurred a total of $0.2 million related to the following employee benefit plans for each of the six months ended June 30, 2019 and 2018:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 1,352 and 2,174 Common Shares were purchased by employees under the Purchase Plan for the six months ended June 30, 2019 and 2018, respectively.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Numerator:
Net income attributable to Acadia	$9,080	$7,665	$21,277	$15,084
Less: net income attributable to participating securities	(27)	(47)	(99)	(91)
Income from continuing operations net of income attributable to participating securities	$9,053	$7,618	$21,178	$14,993

Denominator:
Weighted average shares for basic earnings per share	83,703,886	81,755,702	82,872,977	82,590,256
Effect of dilutive securities:
Employee unvested restricted shares	—	—	—	1,968
Denominator for diluted earnings per share	83,703,886	81,755,702	82,872,977	82,592,224

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.11	$0.09	$0.26	$0.18

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	136,593	136,593	136,593	136,593
Series C Preferred OP Units - Common share equivalent	474,278	474,278	474,278	474,278
Restricted shares	40,821	38,831	40,821	—

15. Subsequent Events

Fund Equity

Effective in July 2019, Funds III, IV and V called $10.1 million, $12.7 million and $57.8 million, respectively, of capital for which the Company’s total share was $17.0 million.

Disposition

On July 24, 2019, the Company sold its Fund IV JFK Plaza property for $7.8 million (Note 2) and repaid the associated debt obligation of $4.3 million.

Financing

On July 15, 2019, the Company modified the terms of one of its Fund IV mortgages and paid down the balance by $4.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of June 30, 2019, we own or have an ownership interest in 180 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at June 30, 2019 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	2	33	695,898	87.8%
New York Metro	—	23	330,907	92.2%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	1	28	323,189	93.6%
Boston Metro	—	3	55,276	100.0%
Suburban	2	29	4,258,176	93.8%
Total Core Portfolio	6	117	5,812,278	93.2%
Acadia Share of Total Core Portfolio	6	117	5,191,538	93.6%

Fund Portfolio:
Fund II	—	1	469,518	64.7%
Fund III	1	4	173,638	78.4%
Fund IV	2	38	2,664,552	85.5%
Fund V	—	11	3,453,924	95.2%
Total Fund Portfolio	3	54	6,761,632	88.9%
Acadia Share of Total Fund Portfolio	3	54	1,447,390	88.3%

Total Core and Funds	9	171	12,573,910	90.9%
Acadia Share of Total Core and Funds	9	171	6,638,928	92.4%

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

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2019

Investments

During the six months ended June 30, 2019, within our Core portfolio we invested in five properties as follows:

•	On January 24, 2019, our unconsolidated Renaissance Portfolio venture acquired Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million (Note 4) as discussed further below.
•

On March 15, March 27, and May 29, 2019, we acquired three retail condominiums located in the Soho section of New York City for a total of $49.6 million as part of a collection of six properties referred to as the “Soho Portfolio” with an aggregate purchase price of approximately $96.0 million (Note 2). The acquisitions of the remaining three properties are expected to be finalized through early 2020. No assurance can be given that we will successfully close on the remaining acquisitions under contract, which are subject to customary closing conditions.

•	On May 2, 2019, we entered into a ground lease (Note 11) on a development property in Washington, D.C. referred to as “1238 Wisconsin Avenue.”

During the six months ended June 30, 2019, within our Fund portfolio we invested in five properties as follows (Note 2):

•	On March 19, 2019, Fund V acquired an interest in an unconsolidated (Note 4) suburban shopping center in Riverdale, Utah for $48.5 million referred to as “Family Center at Riverdale.”
•	On April 30, 2019, Fund V acquired an interest in an unconsolidated (Note 4) suburban shopping center in Vernon, Connecticut for $36.7 million referred to as “Tri-City Plaza.”
•	On May 1, 2019, Fund IV acquired a leasehold interest (Note 11) in a retail and parking condominium in a building in New York, New York for $10.5 million referred to as “110 University Place.”
•	On May 6, 2019, Fund V acquired a suburban shopping center (Note 2) in Palm Coast, Florida for $36.6 million referred to as “Palm Coast Landing.”
•	On June 21, 2019, Fund V acquired a suburban shopping center (Note 2) in Lincoln, Rhode Island for $54.3 million referred to as “Lincoln Commons.”

Dispositions of Real Estate

During the six months ended June 30, 2019, we sold one property from our Fund Portfolio for $10.5 million as follows:

On January 24, 2019, a venture in which Fund III holds an 80% interest (Note 2) sold its consolidated 3104 M Street property located in Washington, D.C. to an unconsolidated venture (Note 4) in which the Core Portfolio holds a 20% interest for $10.5 million. Fund III’s share of the gain was $2.0 million and our share was $0.4 million, net of noncontrolling interests. The acquiring venture assumed the property’s mortgage in the amount of $4.7 million.

In addition, during the second quarter of 2019, Fund IV entered into an agreement to sell its JFK Plaza property (Note 2).

Financings

During the six months ended June 30, 2019, we obtained aggregate new financing of $137.2 million including (Note 7):

•	An aggregate of $70.3 million in financings with two new mortgages for Fund V.
•	An aggregate of $21.9 million in financings, with one new mortgage of $3.0 million and a refinancing of an $18.9 million mortgage for Fund IV.
•	A $45.0 million loan for Fund II, of which $23.6 million was drawn at June 30, 2019.

Structured Financing

During the six months ended June 30, 2019, the Company redeemed its $15.3 million Fund IV Structured Financing investment (Note 3).

Equity Issuance

During the three months ended June 30, 2019, the Company sold 1,696,516 shares under its ATM program (Note 10) for gross proceeds of $48.0 million, or $47.3 million net of issuance costs, at a weighted-average gross price per share of $28.29. During the six months ended June 30, 2019, the Company sold 2,667,351 shares under its ATM program for gross proceeds of $76.2 million, or $75.1 million net of issuance costs, at a weighted-average gross price per share of $28.58.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

The results of operations by reportable segment for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	June 30, 2019				June 30, 2018				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$43.2	$27.9	$—	$71.1	$40.5	$23.0	$—	$63.6	$2.7	$4.9	$—	$7.5
Depreciation and amortization	(15.1)	(15.2)	—	(30.3)	(14.9)	(14.6)	—	(29.5)	0.2	0.6	—	0.8
Property operating expenses, other operating and real estate taxes	(12.2)	(11.0)	—	(23.2)	(10.5)	(9.4)	—	(19.9)	1.7	1.6	—	3.3
General and administrative expenses	—	—	—	(9.0)	—	—	—	(7.9)	—	—	—	1.1
Impairment charge	—	(1.4)	—	(1.4)	—	—	—	—	—	1.4	—	1.4
Operating income (loss)	15.9	0.2	—	7.1	15.1	(0.9)	—	6.3	0.8	1.1	—	0.8
Interest and other income	0.3	1.6	2.2	4.1	—	—	3.3	3.3	0.3	1.6	(1.1)	0.8
Equity in earnings of unconsolidated affiliates	3.3	0.3	—	3.6	1.7	3.3	—	5.0	1.6	(3.0)	—	(1.4)
Interest expense	(6.8)	(12.9)	—	(19.8)	(7.0)	(9.9)	—	(16.9)	(0.2)	3.0	—	2.9
Income tax provision	—	—	—	(0.3)	—	—	—	—	—	—	—	(0.3)
Net income (loss)	12.6	(10.8)	2.2	(5.2)	9.8	(7.5)	3.3	(2.3)	2.8	(3.3)	(1.1)	(2.9)
Net loss attributable to noncontrolling interests	0	13.9	—	14.3	0.2	9.7	—	9.9	(0.2)	(4.2)	—	(4.4)
Net income attributable to Acadia	$13.1	$3.1	$2.2	$9.1	$10.0	$2.3	$3.3	$7.7	$3.1	$0.8	$(1.1)	$1.4

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $3.1 million for the three months ended June 30, 2019 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $2.7 million for the three months ended June 30, 2019 compared to the prior year period due primarily to $1.7 million from increased real estate tax recovery related to a reduced real estate tax reassessment in 2018 at City Center along with $1.0 million of settlement income from bankrupt tenants in 2019.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $1.7 million for the three months ended June 30, 2019 compared to the prior year period primarily due to a reduced real estate tax assessment at City Center in 2018.

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased $1.6 million for the three months ended June 30, 2019 compared to the prior year period primarily due to the write-off of a below-market lease related to a tenant that vacated in 2019.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $0.8 million for the three months ended June 30, 2019 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $4.9 million for the three months ended June 30, 2019 compared to the prior year period primarily due to Fund property acquisitions in 2019 and 2018.

Property operating expenses, other operating and real estate taxes for the Funds increased $1.6 million for the three months ended June 30, 2019 compared to the prior year period primarily due to a $1.7 million increase from Fund property acquisitions in 2019 and 2018.

The $1.4 million impairment charge in 2019 relates to residential condos at 210 Bowery (Note 8).

Interest and other income for the Funds increased $1.6 million for the three months ended June 30, 2019 compared to the prior year period primarily due to an incentive fee earned by Fund III’s Storage Post investment.

Equity in earnings of unconsolidated affiliates for our Funds decreased $3.0 million primarily due to a distribution from Fund III’s Storage Post venture in 2018 (Note 4).

Interest expense for the Funds increased $3.0 million for the three months ended June 30, 2019 compared to the prior year period due to a $2.1 million increase related to higher average outstanding borrowings in 2019, a $1.2 million increase related to higher average interest rates during 2019 and $1.0 million from higher loan cost amortization in 2019. These increases were partially offset by $1.3 million of additional interest capitalized in 2019.

Net loss attributable to noncontrolling interests for the Funds increased $4.2 million for the three months ended June 30, 2019 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Income attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $4.4 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $1.1 million for the three months ended June 30, 2019 compared to the prior year period primarily due to a conversion of a portion of two notes receivable into increased ownership in the real estate in 2019 (Note 4).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $1.1 million for the six months ended June 30, 2019 compared to the prior year period due to internal leasing salaries no longer being capitalized in 2019.

Comparison of Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

The results of operations by reportable segment for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended				Six Months Ended
	June 30, 2019				June 30, 2018				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$89.9	$56.0	$—	$145.9	$82.2	$44.5	$—	$126.7	$7.7	$11.5	$—	$19.2
Depreciation and amortization	(30.8)	(29.9)	—	(60.6)	(30.4)	(27.7)	—	(58.1)	0.4	2.2	—	2.5
Property operating expenses, other operating and real estate taxes	(24.2)	(21.0)	—	(45.2)	(21.4)	(17.8)	—	(39.2)	2.8	3.2	—	6.0
General and administrative expenses	—	—	—	(17.4)	—	—	—	(16.4)	—	—	—	1.0
Impairment charge	—	(1.4)	—	(1.4)	—	—	—	—	—	1.4	—	1.4
Gain on disposition of properties	—	2.0	—	2.0	—	—	—	—	—	2.0	—	2.0
Operating income (loss)	34.9	5.7	—	23.3	30.3	(0.9)	—	13.0	4.6	6.6	—	10.3
Interest and other income	0.3	1.6	4.5	6.4	—	—	7.0	7.0	0.3	1.6	(2.5)	(0.6)
Equity in earnings of unconsolidated affiliates	5.5	0.3	—	5.8	3.2	3.6	—	6.7	2.3	(3.3)	—	(0.9)
Interest expense	(13.5)	(24.1)	—	(37.6)	(13.5)	(19.3)	—	(32.8)	—	4.8	—	4.8
Income tax provision	—	—	—	(0.2)	—	—	—	(0.4)	—	—	—	0.2
Net income (loss)	27.2	(16.5)	4.5	(2.3)	20.0	(16.7)	7.0	(6.4)	7.2	0.2	(2.5)	4.1
Net loss attributable to noncontrolling interests	0.4	23.2	—	23.6	0.1	21.4	—	21.5	(0.3)	(1.8)	—	(2.1)
Net income attributable to Acadia	$27.6	$6.7	$4.5	$21.3	$20.1	$4.7	$7.0	$15.1	$7.5	$2.0	$(2.5)	$6.2

Core Portfolio

Segment net income attributable to Acadia for our Core Portfolio increased $7.5 million for the six months ended June 30, 2019 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $7.7 million for the six months ended June 30, 2019 compared to the prior year period primarily due to $5.8 million from the write-off of a below market lease related to a tenant that vacated in 2019, a $1.7 million from increased real estate tax recovery related to a reduced tax reassessment in 2018 at City Center, and $1.0 million of settlement income from bankrupt tenants.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $2.8 million for the six months ended June 30, 2019 compared to the prior year period primarily due to $1.7 million from a reduced real estate tax assessment at City Center in 2018 and $1.1 million from increased real estate taxes in the portfolio.

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased $2.3 million for the six months ended June 30, 2019 compared to the prior year period due to $1.3 million from lease up at various joint ventures along with $1.0 million from the conversion of a portion of a note receivable into increased ownership in real estate.

Funds

Segment net income attributable to Acadia for the Funds increased $2.0 million for the six months ended June 30, 2019 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $11.5 million for the six months ended June 30, 2019 compared to the prior year period due to $6.0 million from Fund property acquisitions in 2019 and 2018, $3.6 million from lease up at City Point and 938 W North, $1.5 million from the consolidation of the Broughton Street Portfolio and $1.3 million from Cortlandt Crossing being placed in service.

Depreciation and amortization for the Funds increased $2.2 million for the six months ended June 30, 2019 compared to the prior year period due to Fund property acquisitions in 2019 and 2018.

Property operating expenses, other operating and real estate taxes for the Funds increased $3.2 million for the six months ended June 30, 2019 compared to the prior year period due to Fund property acquisitions in 2019 and 2018.

The $1.4 million impairment charge in 2019 relates to residential condos at 210 Bowery (Note 8).

Gain on disposition of properties for the Funds increased $2.0 million for the six months ended June 30, 2019 compared to the prior year period due to the sale of 3104 M Street in Fund III during 2019 (Note 2, Note 4).

Interest and other income for the Funds increased $1.6 million for the six months ended June 30, 2019 compared to the prior year period primarily due to an incentive fee earned by Fund III’s Storage Post investment.

Equity in earnings of unconsolidated affiliates for the Funds decreased $3.3 million for the six months ended June 30, 2019 compared to the prior year period due to a distribution from Fund III’s Storage Post venture in 2018 (Note 4).

Interest expense for the Funds increased $4.8 million for the six months ended June 30, 2019 compared to the prior year period due to a $3.6 million increase related to higher average outstanding borrowings in 2019, a $1.4 million increase related to higher average interest rates during 2019 and $1.1 million from higher loan cost amortization in 2019. These increases were partially offset by $1.3 million more interest capitalized in 2019.

Net loss attributable to noncontrolling interests for the Funds decreased $1.8 million for the six months ended June 30, 2019 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Income attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $8.9 million and $9.0 million for the six months ended June 30, 2019 and 2018, respectively.

Structured Financing

Interest income for the Structured Financing portfolio decreased $2.5 million for the six months ended June 30, 2019 compared to the prior year period due to the conversion of a portion of two notes receivable into increased ownership in the real estate (Note 4).

Unallocated

Unallocated general and administrative expense increased $1.0 million for the six months ended June 30, 2019 compared to the prior year period due to internal leasing salaries no longer being capitalized in 2019.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated operating income	$7,086	$6,332	$23,294	$13,033
Add back:
General and administrative	9,034	7,907	17,357	16,377
Depreciation and amortization	30,304	29,503	60,637	58,079
Impairment charge	1,400	—	1,400	—

Less:
Above/below market rent, straight-line rent and other adjustments	(3,331)	(5,577)	(12,629)	(11,104)
Gain on disposition of properties	—	(33)	(2,014)	(33)
Consolidated NOI	44,493	38,132	88,045	76,352

Noncontrolling interest in consolidated NOI	(12,084)	(8,804)	(25,062)	(17,431)
Less: Operating Partnership's interest in Fund NOI included above	(3,309)	(2,304)	(6,813)	(4,461)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	6,670	6,428	13,265	12,076
NOI - Core Portfolio	$35,770	$33,452	$69,435	$66,536

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Core Portfolio NOI	$35,770	$33,452	$69,435	$66,536
Less properties excluded from Same-Property NOI	(4,713)	(3,824)	(7,691)	(7,559)
Same-Property NOI	$31,057	$29,628	$61,744	$58,977

Percent change from prior year period	4.8%		4.7%

Components of Same-Property NOI:
Same-Property Revenues	$42,441	$40,403	$84,527	$80,106
Same-Property Operating Expenses	(11,384)	(10,775)	(22,783)	(21,129)
Same-Property NOI	$31,057	$29,628	$61,744	$58,977

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three months ended June 30, 2019. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	8	8	16	16
GLA commencing	115,442	115,442	237,913	237,913
New base rent	$15.56	$15.83	$10.78	$10.97
Expiring base rent	$14.72	$14.68	$10.28	$10.14
Percent growth in base rent	5.7%	7.8%	4.9%	8.2%
Average cost per square foot (a)	$2.19	$2.19	$2.30	$2.30
Weighted average lease term (years)	5.9	5.9	5.4	5.4

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2019	2018	2019	2018
Net income attributable to Acadia	$9,080	$7,665	$21,277	$15,084

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	21,722	21,586	43,721	42,671
Impairment charge (net of noncontrolling interests' share)	321	—	321	—
Gain on disposition of properties (net of noncontrolling interests’ share)	—	—	(384)	—
Income attributable to Common OP Unit holders	587	498	1,382	975
Distributions - Preferred OP Units	135	135	270	270
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$31,845	$29,884	$66,587	$59,000

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	83,703,886	81,755,702	82,872,977	82,590,256
Weighted-average OP Units outstanding	5,123,765	4,966,272	5,168,698	4,966,213
Basic weighted-average shares outstanding, FFO	88,827,651	86,721,974	88,041,675	87,556,469
Assumed conversion of Preferred OP Units to common shares	499,345	499,345	499,345	499,345
Assumed conversion of LTIP units and restricted share units to common shares	202,714	263,954	202,714	215,937
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	89,529,710	87,485,273	88,743,734	88,271,751

Diluted Funds from operations, per Common Share and Common OP Unit	$0.36	$0.34	$0.75	$0.67

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2019, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $49.5 million.

Investments in Real Estate

During the six months ended June 30, 2019, within our Core portfolio we invested in four new properties and one existing property and within our Fund portfolio we invested in five new properties as follows:

•	On January 24, 2019, our unconsolidated Renaissance portfolio venture acquired Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million (Note 4).
•

On March 15, March 27, and May 29, 2019, we acquired three retail condominiums located in the Soho section of New York City for a total of $49.6 million as part of a collection of six properties referred to as the “Soho Portfolio” with an aggregate purchase price of approximately $96.0 million (Note 2). The acquisitions of the remaining three properties are expected to be finalized through early 2020. No assurance can be given that we will successfully close on the remaining acquisitions under contract, which are subject to customary closing conditions.

•	On March 19, 2019, Fund V acquired an interest in an unconsolidated suburban shopping center (Note 4) in Riverdale, Utah for $48.5 million.
•	On May 2, 2019, we entered into a ground lease (Note 11) on a development property in Washington, D.C.
•	On April 30, 2019, Fund V acquired an interest in an unconsolidated (Note 4) suburban shopping center in Vernon, Connecticut for $36.7 million.
•	On May 1, 2019, Fund IV acquired a leasehold interest (Note 11) in a retail and parking condominium in a building in New York, New York for $10.5 million.
•	On May 6, 2019, Fund V acquired a suburban shopping center (Note 2) in Palm Coast, Florida for $36.6 million.
•	On June 21, 2019, Fund V acquired a suburban shopping center (Note 2) in Lincoln, Rhode Island for $54.3 million.

Capital Commitments

During the six months ended June 30, 2019, we made capital contributions aggregating $8.3 million to our Funds. At June 30, 2019, our share of the remaining capital commitments to our Funds aggregated $110.7 million as follows:

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

Development Activities

During the six months ended June 30, 2019, capitalized costs associated with development activities totaled $12.1 million. At June 30, 2019, we had a total of nine consolidated properties under development and redevelopment and the estimated total cost to complete these projects through 2020 was $146.5 million to $183.8 million and our estimated share was approximately $65.8 million to $83.2 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Total Debt - Fixed and Effectively Fixed Rate	$1,198,592	$1,001,658
Total Debt - Variable Rate	497,110	558,675
	1,695,702	1,560,333
Net unamortized debt issuance costs	(11,328)	(10,541)
Unamortized premium	702	753
Total Indebtedness	$1,685,076	$1,550,545

As of June 30, 2019, our consolidated outstanding mortgage and notes payable aggregated $1,695.7 million, excluding unamortized premium of $0.7 million and unamortized loan costs of $11.3 million, and were collateralized by 44 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.00% with maturities that ranged from July 14, 2019, to August 23, 2042. Taking into consideration $691.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,198.6 million of the portfolio debt, or 70.7%, was fixed at a 3.53% weighted-average interest rate and $497.1 million, or 29.3% was floating at a 4.78% weighted average interest rate as of June 30, 2019. Our variable-rate debt includes $157.5 million of debt subject to interest rate caps.

There is $162.3 million of debt maturing in 2019 at a weighted-average interest rate of 5.60%; there is $3.0 million of scheduled principal amortization due in 2019; and our share of scheduled remaining 2019 principal payments and maturities on our unconsolidated debt was $0.5 million at June 30, 2019. In addition, $573.4 million of our total consolidated debt and $10.2 million of our pro-rata share of unconsolidated debt will come due in 2020. As it relates to the maturing debt in 2019 and 2020, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at June 30, 2019 and December 31, 2018 (Note 7).

Share Repurchase Program

During the six months ended June 30, 2019, we made no repurchases under the share repurchase program (Note 10), under which $144.9 million currently remains available.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at June 30, 2019 totaled $33.7 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM equity issuance program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the three months ended June 30, 2019, the Company sold 1,696,516 shares under its ATM program for gross proceeds of $48.0 million, or $47.3 million net of issuance costs, at a weighted-average gross price per share of $28.29. During the six months ended June 30, 2019, the Company sold 2,667,351 shares under its ATM program for gross proceeds of $76.2 million, or $75.1 million net of issuance costs, at a weighted-average gross price per share of $28.58.

Fund Capital

During the six months ended June 30, 2019, Funds III, IV and V called capital contributions of $2.4 million, $4.7 million and $33.2 million, respectively, of which our aggregate share was $8.3 million. At June 30, 2019, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $17.9 million, $80.4 million and $321.0 million, respectively.

Asset Sales

As previously discussed, during the six months ended June 30, 2019, within our Fund portfolio, Fund III sold one consolidated property for $10.5 million to an unconsolidated Core portfolio venture and Fund IV sold one condominium unit at a consolidated property (Note 2, Note 4).

Structured Financing Repayments

During the six months ended June 30, 2019, Fund IV received full payment of $15.3 million plus accrued interest of $10.0 million on its Structured Financing investment. Notes receivable aggregating $38.7 million are scheduled to be redeemed or converted during the remainder of 2019.

Financing and Debt

As of June 30, 2019, we had $105.9 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 75 unleveraged consolidated properties with an aggregate carrying value of approximately $1.5 billion and one unleveraged unconsolidated property for which our share of the carrying value was $101.1 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2019 with the cash flow for the six months ended June 30, 2018 (in millions):

	Six Months Ended June 30,
	2019	2018	Variance
Net cash provided by operating activities	$62.2	$49.0	$13.2
Net cash used in investing activities	(233.5)	(22.5)	(211.0)
Net cash provided by (used in) financing activities	182.6	(81.1)	263.7
Increase (decrease) in cash and restricted cash	$11.3	$(54.6)	$65.9

Operating Activities

Our operating activities provided $13.2 million more cash during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to the collection of accrued interest on a note receivable.

Investing Activities

During the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, our investing activities used $211.0 million more cash, primarily due to (i) $93.7 million more cash used in acquisition of properties, (ii) $97.3 million more cash used in investments in unconsolidated affiliates, (iii) $10.8 million less cash received from repayments of notes receivable, (iv) $13.9 million more cash used in development, construction and property improvement costs and (v) $13.0 million less cash received from disposition of properties. These uses of cash were partially offset by $16.9 million more cash received from return of capital from unconsolidated affiliates.

Financing Activities

Our financing activities provided $263.7 million more cash during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily from (i) $100.9 million more cash provided from net borrowings (ii) $75.1 million more cash received from the sale of

Common Shares, (iii) $55.1 million less cash used to repurchase Common Shares, (iv) an increase of $25.6 million of cash provided from contributions from noncontrolling interests, and (v) $10.6 million less cash used in distributions to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of June 30, 2019 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,695.7	$658.1	$424.9	$456.6	$156.1
Interest obligations on debt	238.3	79.9	87.4	38.4	32.6
Lease obligations (a)	366.7	3.6	14.2	14.1	334.8
Construction commitments (b)	52.1	52.1	—	—	—
Total	$2,352.8	$793.7	$526.5	$509.1	$523.5

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		June 30, 2019
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Interest Rate	Maturity Date
650 Bald Hill	20.8%	$3.5	5.08%	Apr 2020
Eden Square (a)	22.8%	5.6	4.58%	Jun 2020
Promenade at Manassas (b)	22.8%	5.9	4.18%	Dec 2021
3104 M Street	20.0%	0.9	6.00%	Dec 2021
Family Center at Riverdale (c)	18.0%	5.8	4.13%	May 2022
Gotham Plaza (d)	49.0%	9.6	4.03%	Jun 2023
Renaissance Portfolio	20.0%	32.0	4.13%	Aug 2023
Crossroads	49.0%	32.1	3.94%	Oct 2024
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	8.2	4.72%	Dec 2027
Total		$168.6

(a)

Our unconsolidated affiliate is a party to two interest rate LIBOR caps. One of the interest rate LIBOR caps effectively fixes the interest rate at 3.00%. The second interest rate LIBOR cap effectively fixes the interest rate at 3.85%.

(b)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap, which effectively fixes the all-in interest rate at 4.57%.
(c)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap, which effectively fixes the all-in interest rate at 3.68%.
(d)	Our unconsolidated affiliate is a party to an interest rate LIBOR swap, which effectively fixes the all-in interest rate at 5.09%.

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

Information as of June 30, 2019

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2019, we had total mortgage and other notes payable of $1,695.7 million, excluding the unamortized premium of $0.7 million and unamortized debt issuance costs of $11.3 million, of which $1,198.6 million, or 70.7% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $497.1 million, or 29.3%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of June 30, 2019, we were party to 37 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $691.4 million and $157.5 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of June 30, 2019 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$1.6	$26.3	$27.9	6.0%
2020	3.2	—	3.2	—%
2021	3.4	—	3.4	—%
2022	3.5	39.0	42.5	3.8%
2023	2.9	367.8	370.7	3.7%
Thereafter	15.4	136.2	151.6	4.1%
	$30.0	$569.3	$599.3

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$1.4	$136.0	$137.4	5.5%
2020	2.4	567.8	570.2	4.7%
2021	1.7	212.8	214.5	4.4%
2022	1.5	90.1	91.6	4.7%
2023	0.7	40.9	41.6	3.9%
Thereafter	27.6	13.5	41.1	2.6%
	$35.3	$1,061.1	$1,096.4

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$0.5	$—	$0.5	0.0%
2020	1.1	9.1	10.2	4.8%
2021	1.1	6.8	7.9	4.4%
2022	1.2	5.8	7.0	4.1%
2023	1.0	40.6	41.6	4.1%
Thereafter	1.6	99.8	101.4	4.3%
	$6.5	$162.1	$168.6

In 2019, $165.3 million of our total consolidated debt and $0.5 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $573.4 million of our total consolidated debt and $10.2 million of our pro-rata share of unconsolidated debt will become due in 2020. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $7.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. Interest expense on our variable-rate debt of $497.1 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2019, would increase $5.0 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2019, the fair value of our total consolidated outstanding debt would decrease by approximately $12.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $14.3 million.

As of June 30, 2019, and December 31, 2018, we had consolidated notes receivable of $94.7 million and $109.6 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2019, the fair value of our total outstanding notes receivable would decrease by approximately $0.7 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.7 million.

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

Changes in Market Risk Exposures from December 31, 2018 to June 30, 2019

Our interest rate risk exposure from December 31, 2018, to June 30, 2019, has decreased on an absolute basis, as the $558.7 million of variable-rate debt as of December 31, 2018, has decreased to $497.1 million as of June 30, 2019. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 35.8% of our consolidated debt as of December 31, 2018 compared to 29.3% as of June 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2019, at a reasonable level of assurance.

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

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing
10.1	First Amendment dated April 2, 2019 to Acadia Realty Limited Partnership Credit Agreement dated February 20, 2018	Incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2019.

10.2	Second Amended and Restated Limited Partnership Agreement dated July 23, 2019	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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

Dated: July 25, 2019