Form 10-Q
period 2019-09-30
ACADIA REALTY TRUST
filed 2019-10-25
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 21, 2019 there were 86,948,888 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2019	2018
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$3,288,377	$3,160,851
Real estate under development	250,278	120,297
Net investments in real estate	3,538,655	3,281,148
Notes receivable, net	94,807	109,613
Investments in and advances to unconsolidated affiliates	372,478	262,410
Other assets, net	200,588	208,570
Cash and cash equivalents	48,140	21,268
Restricted cash	12,867	13,580
Rents receivable	59,071	62,191
Assets of properties held for sale	2,939	—
Total assets	$4,329,545	$3,958,780

LIABILITIES
Mortgage and other notes payable, net	$1,029,678	$1,017,288
Unsecured notes payable, net	625,677	533,257
Accounts payable and other liabilities	403,297	286,072
Dividends and distributions payable	26,017	24,593
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,353	15,623
Total liabilities	2,100,022	1,876,833
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 86,644,196 and 81,557,472 shares, respectively	87	82
Additional paid-in capital	1,692,659	1,548,603
Accumulated other comprehensive (loss) income	(44,138)	516
Distributions in excess of accumulated earnings	(129,026)	(89,696)
Total Acadia shareholders’ equity	1,519,582	1,459,505
Noncontrolling interests	709,941	622,442
Total equity	2,229,523	2,081,947
Total liabilities and equity	$4,329,545	$3,958,780

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2019	2018	2019	2018
Revenues
Rental income	$72,191	$51,003	$214,490	$150,838
Expense reimbursements	—	13,194	—	35,000
Other	1,136	1,330	3,053	4,116
Total revenues	73,327	65,527	217,543	189,954
Operating expenses
Depreciation and amortization	32,170	28,676	92,807	86,755
General and administrative	8,222	7,982	25,579	24,359
Real estate taxes	10,225	11,538	29,680	27,528
Property operating	13,180	10,113	37,267	30,709
Impairment charge	321	—	1,721	—
Other operating	—	270	—	655
Total operating expenses	64,118	58,579	187,054	170,006

Gain on disposition of properties	12,056	5,107	14,070	5,140
Operating income	21,265	12,055	44,559	25,088
Equity in earnings of unconsolidated affiliates	1,299	376	7,129	7,079
Interest income	1,748	3,513	6,247	10,539
Other income	5,034	—	6,947	—
Interest expense	(19,103)	(18,077)	(56,721)	(50,882)
Income (loss) from continuing operations before income taxes	10,243	(2,133)	8,161	(8,176)
Income tax provision	(1,403)	(464)	(1,622)	(851)
Net income (loss)	8,840	(2,597)	6,539	(9,027)
Net loss attributable to noncontrolling interests	1,618	11,822	25,196	33,336
Net income attributable to Acadia	$10,458	$9,225	$31,735	$24,309

Basic and diluted earnings per share	$0.12	$0.11	$0.38	$0.29

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$8,840	$(2,597)	$6,539	$(9,027)
Other comprehensive (loss) income:
Unrealized (loss) income on valuation of swap agreements	(15,388)	3,973	(51,347)	12,576
Reclassification of realized interest on swap agreements	(288)	(55)	(1,374)	417
Other comprehensive (loss) income	(15,676)	3,918	(52,721)	12,993
Comprehensive (loss) income	(6,836)	1,321	(46,182)	3,966
Comprehensive loss attributable to noncontrolling interests	2,726	11,033	33,263	30,996
Comprehensive (loss) income attributable to Acadia	$(4,110)	$12,354	$(12,919)	$34,962

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2019 and 2018

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2019	84,453	$84	$1,625,906	$(29,570)	$(115,224)	$1,481,196	$618,910	$2,100,106
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	42	—	720	—	—	720	(720)	—
Issuance of Common Shares	2,149	3	60,634	—	—	60,637	—	60,637
Dividends/distributions declared ($0.28 per Common Share/OP Unit)	—	—	—	—	(24,260)	(24,260)	(1,765)	(26,025)
Employee and trustee stock compensation, net	—	—	148	—	—	148	1,768	1,916
Noncontrolling interest distributions	—	—	—	—	—	—	(29,713)	(29,713)
Noncontrolling interest contributions	—	—	—	—	—	—	129,438	129,438
Comprehensive (loss) income	—	—	—	(14,568)	10,458	(4,110)	(2,726)	(6,836)
Reallocation of noncontrolling interests	—	—	5,251	—	—	5,251	(5,251)	—
Balance at September 30, 2019	86,644	$87	$1,692,659	$(44,138)	$(129,026)	$1,519,582	$709,941	$2,229,523

Balance at July 1, 2018	81,503	$82	$1,543,651	$10,138	$(61,196)	$1,492,675	$619,874	$2,112,549
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	47	—	834	—	—	834	(834)	—
Dividends/distributions declared ($0.27 per Common Share/OP Unit)	—	—	—	—	(22,019)	(22,019)	(1,692)	(23,711)
Employee and trustee stock compensation, net	—	—	137	—	—	137	2,082	2,219
Noncontrolling interest distributions	—	—	—	—	—	—	(9,014)	(9,014)
Noncontrolling interest contributions	—	—	—	—	—	—	40,440	40,440
Comprehensive income (loss)	—	—	—	3,129	9,225	12,354	(11,033)	1,321
Reallocation of noncontrolling interests	—	—	1,783	—	—	1,783	(1,783)	—
Balance at September 30, 2018	81,550	$82	$1,546,405	$13,267	$(73,990)	$1,485,764	$638,040	$2,123,804

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

Nine Months Ended September 30, 2019 and 2018

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	250	—	4,230	—	—	4,230	(4,230)	—
Issuance of Common Shares	4,816	5	135,746	—	—	135,751	—	135,751
Dividends/distributions declared ($0.84 per Common Share/OP Unit)	—	—	—	—	(71,065)	(71,065)	(5,322)	(76,387)
Employee and trustee stock compensation, net	21	—	396	—	—	396	6,965	7,361
Noncontrolling interest distributions	—	—	—	—	—	—	(34,595)	(34,595)
Noncontrolling interest contributions	—	—	—	—	—	—	161,628	161,628
Comprehensive (loss) income	—	—	—	(44,654)	31,735	(12,919)	(33,263)	(46,182)
Reallocation of noncontrolling interests	—	—	3,684	—	—	3,684	(3,684)	—
Balance at September 30, 2019	86,644	$87	$1,692,659	$(44,138)	$(129,026)	$1,519,582	$709,941	$2,229,523

Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	111	—	1,957	—	—	1,957	(1,957)	—
Repurchase of Common Shares	(2,294)	(2)	(55,055)	—	—	(55,057)	—	(55,057)
Dividends/distributions declared ($0.81 per Common Share/OP Unit)	—	—	—	—	(66,286)	(66,286)	(5,126)	(71,412)
Employee and trustee stock compensation, net	25	—	408	—	—	408	7,924	8,332
Noncontrolling interest distributions	—	—	—	—	—	—	(24,654)	(24,654)
Noncontrolling interest contributions	—	—	—	—	—	—	46,990	46,990
Comprehensive income (loss)	—	—	—	10,653	24,309	34,962	(30,996)	3,966
Reallocation of noncontrolling interests	—	—	2,581	—	—	2,581	(2,581)	—
Balance at September 30, 2018	81,550	$82	$1,546,405	$13,267	$(73,990)	$1,485,764	$638,040	$2,123,804

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,539	$(9,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,807	86,755
Distributions of operating income from unconsolidated affiliates	8,654	12,906
Equity in earnings and gains of unconsolidated affiliates	(7,129)	(7,079)
Stock compensation expense	7,361	8,332
Amortization of financing costs	5,769	4,350
Impairment charge	1,721	—
Gain on disposition of properties	(14,070)	(5,140)
Deferred gain on tax credits	(5,034)	—
Other, net	(7,804)	(6,331)
Changes in assets and liabilities:
Other liabilities	(6,071)	(61)
Prepaid expenses and other assets	10,271	(4,860)
Rents receivable	870	(7,452)
Accounts payable and accrued expenses	1,303	(5,210)
Net cash provided by operating activities	95,187	67,183
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(256,647)	(104,902)
Development, construction and property improvement costs	(77,636)	(66,238)
Issuance of or advances on notes receivable	—	(3,002)
Proceeds from the disposition of properties, net	80,120	52,759
Investments in and advances to unconsolidated affiliates and other	(154,256)	(3,481)
Return of capital from unconsolidated affiliates and other	38,359	23,777
Proceeds from notes receivable	15,250	26,000
Return of deposits for properties under contract	1,060	1,750
Payment of deferred leasing costs	(5,874)	(2,981)
Net cash used in investing activities	(359,624)	(76,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(166,865)	(69,050)
Principal payments on unsecured debt	(352,195)	(578,600)
Proceeds received on mortgage and other notes	183,556	122,332
Proceeds from unsecured debt	444,575	578,800
Payments for repurchase of Common Shares	—	(55,057)
Payments of finance lease obligations	(2,125)	—
Proceeds from the sale of Common Stock, net	135,750	—
Capital contributions from noncontrolling interests	161,628	46,990
Distributions to noncontrolling interests	(39,917)	(29,731)
Dividends paid to Common Shareholders	(69,641)	(66,869)
Deferred financing and other costs	(4,170)	(3,316)
Net cash provided by (used in) financing activities	290,596	(54,501)
Increase (decrease) in cash and restricted cash	26,159	(63,636)
Cash of $21,268 and $74,823 and restricted cash of $13,580 and $10,846, respectively, beginning of period	34,848	85,669
Cash of $48,140 and $9,525 and restricted cash of $12,867 and $12,508, respectively, end of period	$61,007	$22,033

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $8,430 and $4,366 respectively	$53,586	$45,251
Cash paid for income taxes, net of refunds	$730	$1,227

Supplemental disclosure of non-cash investing and financing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$3,697	$1,014
Right-of-use assets, finance leases obtained in exchange for finance lease liabilities	$16,349	$—
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$76,965	$—
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$57,165	$—
Capital lease obligation exchanged for finance lease liability	$71,111	$—
Other liabilities exchanged for operating lease liabilities	$946	$—
Assumption of debt through investments in unconsolidated affiliates	$4,688	$—
Acquisition of undivided interest in a property through conversion of notes receivable	$—	$22,201
Debt exchanged for deferred gain on tax credits	$(5,262)	$—
Other assets exchanged for deferred gain on tax credits	$228	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust (collectively with its subsidiaries, the “Company”) is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2019 and December 31, 2018, the Company controlled approximately 94% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of September 30, 2019, the Company has ownership interests in 125 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 57 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 182 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of September 30, 2019	Unfunded Commitment	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of September 30, 2019 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$347.1	$15.0	28.33%	8%	$146.6
Fund III	5/2007	24.54%	436.4	13.6	24.54%	6%	568.8
Fund IV	5/2012	23.12%	438.1	91.9	23.12%	6%	172.1
Fund V	8/2016	20.10%	258.6	261.4	20.10%	6%	2.0

(a)	Amount represents the current economic ownership at September 30, 2019, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At September 30, 2019, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

Reclassifications

Certain prior period amounts with regard to gains on dispositions of properties and credit losses have been reclassified to conform to the current period presentation.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$733,679	$710,469
Buildings and improvements	2,669,992	2,594,828
Tenant improvements	170,214	151,154
Construction in progress	38,458	44,092
Properties under capital lease (Note 11)	—	76,965
Right-of-use assets - finance leases (Note 11)	93,796	—
Right-of-use assets - operating leases (Note 11)	55,717	—
Total	3,761,856	3,577,508
Less: Accumulated depreciation and amortization	(473,479)	(416,657)
Operating real estate, net	3,288,377	3,160,851
Real estate under development, at cost	250,278	120,297
Net investments in real estate	$3,538,655	$3,281,148

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions and Conversions

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2019 Acquisitions
Core
Soho Acquisitions - 41, 47, 51 and 53 Greene Street - New York, NY (a)	100%	Mar 15, 2019 Mar 27, 2019 May 29, 2019 July 30, 2019	$74,638
849 and 912 W. Armitage - Chicago, IL	100%	Sept 11, 2019	7,802
Subtotal Core			82,440

Fund V
Palm Coast Landing - Palm Coast, FL	100%	May 6, 2019	36,644
Lincoln Commons - Lincoln, RI	100%	June 21, 2019	54,299
Landstown Commons - Virginia Beach, VA	100%	Aug 2, 2019	86,961
Subtotal Fund V			177,904
Total 2019 Acquisitions			$260,344

2018 Acquisitions and Conversions
Core
Bedford Green Land Parcel - Bedford Hills, NY	100%	Mar 23, 2018	$1,337
Subtotal Core			1,337

Fund IV
Broughton Street Partners I - Savannah, GA (Conversion) (Note 4)	100%	Oct 11, 2018	36,104
Subtotal Fund IV			36,104

Fund V
Trussville Promenade - Trussville, AL	100%	Feb 21, 2018	45,259
Elk Grove Commons - Elk Grove, CA	100%	Jul 18, 2018	59,320
Hiram Pavilion - Hiram, GA	100%	Oct 23, 2018	44,443
Subtotal Fund V			149,022
Total 2018 Acquisitions and Conversions			$186,463

(a)

The Soho Acquisitions are a collection of seven properties located in New York, NY with an aggregate purchase price of approximately $122.0 million under two separate contracts. The acquisitions of the remaining three properties are expected to be finalized through early 2020. No assurance can be given that the Company will successfully close on the remaining acquisitions under contract, which are subject to customary closing conditions.

The 2019 Acquisitions and 2018 Acquisitions and Conversions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018. For the nine months ended September 30, 2019 and 2018, the Company capitalized $1.4 million and $0.2 million, respectively, of acquisition costs. No debt was assumed in any of the 2019 Acquisitions or 2018 Acquisitions or Conversions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2019 Acquisitions and the 2018 Acquisitions and Conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the nine months ended September 30, 2019 and the year ended December 31, 2018 (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Net Assets Acquired
Land	$54,171	$38,086
Buildings and improvements	183,829	129,586
Acquisition-related intangible assets (Note 6)	31,883	26,693
Acquisition-related intangible liabilities (Note 6)	(9,539)	(7,902)
Net assets acquired	$260,344	$186,463

Consideration
Cash	$256,647	$147,985
Liabilities assumed	3,697	2,597
Existing interest in previously unconsolidated investment	—	35,881
Total consideration	$260,344	$186,463

Dispositions

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2019 Dispositions
3104 M Street - Washington, DC (Note 4)	Fund III	Jan 24, 2019	$10,500	$2,014
210 Bowery - 2 Residential Condos - New York, NY	Fund IV	May 17, 2019, Sept 23, 2019	5,900	(242)
JFK Plaza - Waterville, ME	Fund IV	July 24, 2019	7,800	2,012
3780-3858 Nostrand Avenue - New York, NY	Fund III	Aug 22, 2019	27,650	3,079
938 W North Avenue - Chicago, IL	Fund IV	Sept 27, 2019	32,000	7,207
Total 2019 Dispositions			$83,850	$14,070

2018 Dispositions
Sherman Avenue - New York, NY	Fund II	Apr 17, 2018	$26,000	$33
Lake Montclair - Dumfries, VA	Fund IV	Aug 27, 2018	22,450	2,923
1861 Union Street - San Francisco, CA	Fund IV	Aug 29, 2018	6,000	2,184
210 Bowery - 4 Residential Condos - New York, NY	Fund IV	Nov 30, 2018, Dec 10, 2018, Dec 17, 2018, Dec 21, 2018	12,050	—
Total 2018 Dispositions			$66,500	$5,140

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the nine months ended September 30, 2019 and year ended December 31, 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,071	$2,919	$5,652	$7,542
Expenses	(1,322)	(2,192)	(4,595)	(6,368)
Gain on disposition of properties	12,056	5,107	14,070	5,140
Net income attributable to noncontrolling interests	(8,675)	(4,089)	(11,045)	(4,155)
Net income attributable to Acadia	$3,130	$1,745	$4,082	$2,159

Properties Held for Sale

At June 30, 2019, the Company had one property in Fund IV classified as held-for-sale, JFK Plaza, with total assets of $6.3 million. The property, which was sold during the third quarter of 2019, had insignificant net income for each of the nine months ended September 30, 2019 and 2018.

At September 30, 2019, the Company had one property in Fund IV classified as held-for-sale, a residential condo at 210 Bowery, with total assets of $2.9 million. The property had an insignificant loss for each of the nine months ended September 30, 2019 and 2018.

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2018		Nine Months Ended 2019			September 30, 2019
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	1	$7,759	$57,342	$9,663	$9,819	1	$64,945
Fund II	—	7,462	—	1,626	—	—	9,088
Fund III	1	21,242	12,313	1,969	—	1	35,524
Fund IV	1	83,834	47,166	9,721	—	2	140,721
Total	3	$120,297	$116,821	$22,979	$9,819	4	$250,278

The number of properties in the table above refers to projects comprising the entire property; however, certain projects represent a portion of a property. During the nine months ended September 30, 2019, the Company placed the following projects into development:

•	a portion of City Center (Core)
•	a portion of Cortlandt Crossing (Fund III)
•	its 1238 Wisconsin Avenue property (Core, Note 11)
•	a portion of 110 University Place (Fund IV, Note 11)
•	its 146 Geary Street property (Fund IV)

During the nine months ended September 30, 2019, the Company placed one Core development project, 56 E. Walton, into service. Fund II amounts relate to the City Point Phase III project.

During the year ended December 31, 2018, the Company placed one Core development project into service. In addition to the consolidated projects noted above, the Company had one unconsolidated project in development at December 31, 2017, which it placed into service during the year ended December 31, 2018.

Construction in progress pertains to construction activity at the Company’s operating properties that are in service and continue to operate during the construction period.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Notes Receivable, Net

The Company’s notes receivable, net were generally collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	September 30,	December 31,	September 30, 2019
Description	2019	2018	Number	Maturity Date	Interest Rate
Core Portfolio	$56,475	$56,475	2	Oct 2019 - Apr 2020	6.0% - 8.1%
Fund II	33,026	32,582	1	Dec 2020	1.75%
Fund III	5,306	5,306	1	Jul 2020	18.0%
Fund IV	—	15,250	—	Feb 2021	15.3%
	$94,807	$109,613	4

During the nine months ended September 30, 2019, the Company:

•	increased the balance of a Fund II note receivable by the interest accrued of $0.4 million;
•	redeemed its $15.25 million Fund IV investment plus accrued interest of $10.0 million;
•	stopped accruing interest on one Fund III loan, due to the estimated market value of the collateral. The note had $4.7 million of accrued interest at each of December 31, 2018 and September 30, 2019;
•	extended the maturity for Brandywine’s note receivable to October 31, 2019; and
•	modified one Core loan to defer $0.4 million of interest until maturity.

During the year ended December 31, 2018, the Company:

•	exchanged $22.0 million of a Core note receivable plus accrued interest thereon of $0.3 million for an additional undivided interest in the Town Center property (Note 4);
•	received full payment on $26.0 million of Core notes receivable plus accrued interest of $0.2 million;
•	funded an additional $2.8 million to its existing $15.0 million Core note receivable and entered into an agreement to extend the maturity to April 1, 2020;
•	advanced an additional $0.2 million on a Fund III note receivable; and
•	increased the balance of a Fund II note receivable by the interest accrued of $0.8 million.

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

		Ownership Interest	September 30,	December 31,
Portfolio	Property	September 30, 2019	2019	2018
Core:
	840 N. Michigan (a)	88.43%	$63,925	$65,013
	Renaissance Portfolio	20%	32,458	32,458
	Gotham Plaza	49%	29,463	29,550
	Town Center (a, b)	75.22%	98,243	99,758
	Georgetown Portfolio	50%	4,738	4,653
			228,827	231,432

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	90%	17	21
	Self Storage Management (d)	95%	206	206
			223	227
Fund IV:
	Broughton Street Portfolio (e)	50%	12,650	3,236
	Fund IV Other Portfolio	90%	14,353	14,540
	650 Bald Hill Road	90%	12,504	12,880
			39,507	30,656

Fund V:	Family Center at Riverdale (a)	89.42%	13,818	—
	Tri-City Plaza	90%	36,106	—
	Washington REIT Portfolio	90%	52,463	—
			102,387	—

Various:	Due (to) from Related Parties		(827)	(461)
	Other (f)		2,361	556
	Investments in and advances to unconsolidated affiliates		$372,478	$262,410

Core:
	Crossroads (g)	49%	$15,353	$15,623
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,353	$15,623

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017 and March 2018, as discussed below, the Company increased its ownership in Town Center.
(c)	Distributions, discussed below, have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)

The Company is entitled to a 15% return on its cumulative capital contribution which was $5.9 million and $3.0 million at September 30, 2019 and December 31, 2018, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $9.4 million and $2.8 million at September 30, 2019 and December 31, 2018, respectively.

(f)	Includes cost-method investments in Albertson’s (Note 8), Storage Post, Fifth Wall and other investments.
(g)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

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

On August 8, 2019, the Company invested $1.8 million in Fifth Wall Ventures Retail Fund, L.P. The Company’s total commitment is $5.0 million. The Company accounts for its interest using the cost method of accounting given its ownership is approximately five percent and it does not have significant influence over the investment.

Brandywine Portfolio, Market Square and Town Center

The Company owns an interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio” joint venture) located in Wilmington, Delaware, which includes two properties referred to as “Market Square” and “Town Center.” Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During April 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy-in-common interest, as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company de-consolidated the Brandywine Portfolio and accounted for its interest under the equity method of accounting effective May 1, 2016. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying net assets were unchanged, the Company reflected the change from consolidation to equity method based upon its historical cost. The Brandywine Portfolio and Market Square ventures do not include the property held by Acadia Brandywine Holdings, LLC (“Brandywine Holdings”), an entity in which the Company has a 22.22% interest and which is consolidated by the Company.

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

At September 30, 2019, $38.7 million of the Brandywine Note Receivable remains outstanding (Note 3), which is collateralized by the remaining 24.78% undivided interest in Town Center.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fund Investments

2019 Acquisitions of Unconsolidated Investments

On March 19, 2019, Fund V obtained an 99.35% interest in a joint venture which in turn obtained a 90% undivided interest in the property and invested in a 428,000 square-foot property located in Riverdale, Utah referred to as “Family Center at Riverdale” for $48.5 million. The property is held by the venture as a tenancy in common. The Company accounts for its interest in the Family Center at Riverdale under the equity method of accounting as it does not control but exercises significant influence over the investment.

On April 30, 2019, Fund V acquired an interest in a venture which invested in a 300,000 square-foot property located in Vernon, Connecticut referred to as “Tri-City Plaza” for $36.7 million. The Company accounts for its interest in Tri-City Plaza under the equity method of accounting as it does not control but exercises significant influence over the investment.

On August 21, 2019, Fund V acquired an interest in a venture which invested in a 225,000 square foot property and a 300,000 square foot property, both located in Frederick County, Maryland collectively referred to as the “Washington REIT Portfolio” for $21.8 million and $33.1 million, respectively.  The Company accounts for its interest in the Washington REIT Portfolio under the equity method of accounting as it does not control but exercises significant influence over the investment.

Broughton Street Portfolio

During 2014, Fund IV acquired 50% interests in two joint ventures referred to as “BSP I” and “BSP II” with the same venture partner to acquire and operate a total of 23 properties in Savannah, Georgia referred to as the “Broughton Street Portfolio.” Since that time, as described below, the ventures have sold eight of the properties and terminated the master leases on two of the properties. In October 2018, the venture partner relinquished its interest in BSP I resulting in Fund IV becoming the 100% owner of the BSP I venture, which holds 11 consolidated properties (Note 2). Fund IV accounted for this transaction as an asset purchase at fair value whereby its existing preferred and common interests were deemed consideration for the properties and no gain or loss was recognized. At September 30, 2019, the Broughton Street portfolio had 13 remaining properties, two of which are unconsolidated and are held within the BSP II venture.

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.2 million and $0.3 million for each of the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.8 million for each of the nine months ended September 30, 2019 and 2018, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, and $1.0 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	September 30, 2019	December 31, 2018
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$644,970	$487,846
Investment in unconsolidated affiliates	—	—
Other assets	82,302	89,890
Total assets	$727,272	$577,736
Liabilities and partners’ equity:
Mortgage notes payable	$496,371	$408,967
Other liabilities	63,478	54,585
Partners’ equity	167,423	114,184
Total liabilities and partners’ equity	$727,272	$577,736

Company's share of accumulated equity	$249,480	$139,028
Basis differential	101,658	103,812
Deferred fees, net of portion related to the Company's interest	4,247	3,646
Amounts payable by the Company	(827)	(461)
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	354,558	246,025
Cost method investments	2,567	762
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,353	15,623
Investments in and advances to unconsolidated affiliates	$372,478	$262,410

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Combined and Condensed Statements of Income
Total revenues	$22,310	$19,971	$65,023	$59,730
Operating and other expenses	(6,746)	(6,028)	(17,088)	(17,479)
Interest expense	(5,888)	(5,240)	(16,303)	(15,365)
Depreciation and amortization	(7,321)	(5,502)	(17,908)	(17,340)
Loss on disposition of properties	—	(263)	—	(1,673)
Net income attributable to unconsolidated affiliates	$2,355	$2,938	$13,724	$7,873

Company’s share of equity in net income of unconsolidated affiliates	$2,006	$1,136	$9,283	$9,396
Basis differential amortization	(707)	(760)	(2,154)	(2,317)
Company’s equity in earnings of unconsolidated affiliates	$1,299	$376	$7,129	$7,079

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	September 30, 2019	December 31, 2018
Other Assets, Net:
Lease intangibles, net (Note 6)	$121,171	$115,939
Deferred charges, net (a)	28,520	28,619
Prepaid expenses	18,301	18,422
Other receivables	10,361	5,058
Accrued interest receivable	9,898	17,046
Due from seller	3,682	4,000
Deposits	3,673	4,611
Corporate assets	1,666	1,953
Income taxes receivable	1,443	2,070
Derivative financial instruments (Note 8)	1,217	7,018
Deferred tax assets	656	2,032
Due from related parties	—	1,802
	$200,588	$208,570

(a) Deferred Charges, Net:
Deferred leasing and other costs	$47,984	$45,011
Deferred financing costs related to line of credit	9,489	8,960
	57,473	53,971
Accumulated amortization	(28,953)	(25,352)
Deferred charges, net	$28,520	$28,619

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$89,832	$95,045
Lease liability - finance leases, net (Note 11)	88,137	—
Accounts payable and accrued expenses	71,732	65,215
Lease liability - operating leases, net (Note 11)	57,093	—
Derivative financial instruments (Note 8)	53,194	7,304
Deferred income	31,392	34,052
Tenant security deposits, escrow and other	11,780	10,588
Other	137	2,757
Capital lease obligations (Note 11)	—	71,111
	$403,297	$286,072

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

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$245,221	$(128,237)	$116,984	$216,021	$(105,972)	$110,049
Above-market rent	17,118	(12,931)	4,187	18,169	(12,279)	5,890
	$262,339	$(141,168)	$121,171	$234,190	$(118,251)	$115,939

Amortizable Intangible Liabilities
Below-market rent	$(159,814)	$70,516	$(89,298)	$(152,188)	$57,721	$(94,467)
Above-market ground lease	(671)	137	(534)	(671)	93	(578)
	$(160,485)	$70,653	$(89,832)	$(152,859)	$57,814	$(95,045)

During the nine months ended September 30, 2019, the Company acquired in-place lease intangible assets of $31.4 million, above-market rents of $0.5 million, and below-market rents of $9.5 million with weighted-average useful lives of 8.5, 6.7, and 23.4 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of September 30, 2019 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2019 (Remainder)	$2,233	$(8,454)	$15	$(6,206)
2020	8,120	(27,446)	58	(19,268)
2021	7,672	(20,486)	58	(12,756)
2022	7,312	(14,970)	58	(7,600)
2023	7,386	(11,432)	58	(3,988)
Thereafter	52,388	(34,196)	287	18,479
Total	$85,111	$(116,984)	$534	$(31,339)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	September 30,	December 31,	Maturity Date at	September 30,	December 31,
	2019	2018	September 30, 2019	2019	2018
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-6.00%	Feb 2024 - Apr 2035	$176,714	$178,271
Core Variable Rate - Swapped (a)	3.41%-5.67%	3.41%-5.67%	Jan 2023 - Nov 2028	81,819	82,583
Total Core Mortgages Payable				258,533	260,854
Fund II Fixed Rate	4.75%	1.00%-4.75%	May 2020	200,000	205,262
Fund II Variable Rate	LIBOR+3.00%	—	March 2022	23,925	—
Fund II Variable Rate - Swapped (a)	4.27%	4.27%	Nov 2021	19,138	19,325
Total Fund II Mortgages Payable				243,063	224,587
Fund III Variable Rate	LIBOR+3.00%-LIBOR+3.10%	Prime+0.50%-LIBOR+4.65%	Jan 2020 - Jun 2020	74,145	90,096
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	8,189	8,189
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.40%	LIBOR+1.60%-LIBOR+3.95%	Dec 2019 - Apr 2022	157,200	233,065
Fund IV Variable Rate - Swapped (a)	3.67%-4.61%	3.67%-4.23%	Mar 2020 - Dec 2022	88,601	71,841
Total Fund IV Mortgages Payable				253,990	313,095
Fund V Variable Rate	LIBOR+2.15%-LIBOR+2.25%	LIBOR+2.25%	Oct 2020 - Jan 2021	51,506	51,506
Fund V Variable Rate - Swapped (a)	4.01%-4.78%	4.61%-4.78%	Feb 2021 - Mar 2024	156,900	86,570
Total Fund V Mortgage Payable				208,406	138,076
Net unamortized debt issuance costs				(9,135)	(10,173)
Unamortized premium				676	753
Total Mortgages Payable				$1,029,678	$1,017,288
Unsecured Notes Payable
Core Term Loans	—	LIBOR+1.25%	Mar 2023	$—	$383
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-4.05%	2.54%-3.59%	Mar 2023	350,000	349,617
Total Core Unsecured Notes Payable				350,000	350,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.40%	Sep 2020	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.00%	LIBOR+1.65%-LIBOR+2.75%	Dec 2019 - June 2021	87,625	40,825
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2020	148,380	102,800

Net unamortized debt issuance costs				(328)	(368)
Total Unsecured Notes Payable				$625,677	$533,257
Unsecured Line of Credit
Core Unsecured Line of Credit	—	—	—	$—	$—

Total Debt - Fixed Rate (b)(c)				$1,236,805	$1,001,658
Total Debt - Variable Rate (d)				427,337	558,675
Total Debt				1,664,142	1,560,333
Net unamortized debt issuance costs				(9,463)	(10,541)
Unamortized premium				676	753
Total Indebtedness				$1,655,355	$1,550,545

(a)

At September 30, 2019, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 3.00% to LIBOR + 3.10% for Fund III variable-rate debt; LIBOR + 1.60% to LIBOR +3.40% for Fund IV variable-rate debt; LIBOR + 2.15% to LIBOR + 2.25% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $696.5 million and $609.9 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Fixed-rate debt at September 30, 2019 includes $155.4 million of Core swaps that may be used to hedge debt instruments of the Funds.
(d)	Includes $143.0 million and $143.8 million, respectively, of variable-rate debt that is subject to interest cap agreements.

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

The Company’s Credit Facility was amended, and the capacity of the unsecured revolving line of credit was increased on October 8, 2019 (Note 15).

Mortgages Payable

During the nine months ended September 30, 2019:

•	The Company obtained four new Fund mortgages totaling $118.3 million with a weighted-average interest rate of LIBOR + 1.65% collateralized by four properties and maturing in 2022 through 2024.
•

The Company refinanced a Fund IV loan in the amount of $23.8 million, of which $18.9 million had been drawn at September 30, 2019, and which bears interest at a rate of LIBOR + 1.75% and matures in 2022.

•

Fund III mortgage, which had a balance of $4.7 million and an interest rate of Prime + 0.5%, was assumed by the purchasing venture in a property sale (Note 2). The Company also repaid a Fund IV loan in full, which had a balance of $38.2 million and an interest rate of LIBOR + 2.35%. The Company repaid one Fund III loan in the amount of $9.8 million and two Fund IV loans in the aggregate amount of $18.4 million in connection with the sale of the properties. The Company also made scheduled principal payments of $4.6 million.

•

The Company re-borrowed $49.0 million in the third quarter pursuant to the requirements of a loan amendment entered into during the second quarter and the Company also drew down $8.7 million on a Fund III construction loan

•

The Company modified two Fund IV loans to increase the commitment of BSP Venture I’s mortgage by $9.4 million; and to decrease the 717 North Michigan Avenue mortgage balance by $9.9 million, decrease future availability by $3.9 million and reduce the interest rate to LIBOR + 3.10%. The Company also modified a Fund III loan to decrease the balance by $10.0 million to $39.5 million and reduce the interest rate to LIBOR plus 3.10% from LIBOR plus 4.65%.

•

The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of four of the new obligations with a notional value of $91.5 million at a weighted-average interest rate of 2.74%.

At September 30, 2019 and December 31, 2018, the Company’s mortgages were collateralized by 41 and 43 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at September 30, 2019 and December 31, 2018. This loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. The loan bears interest at a stated rate of approximately 6.00%, and is subject to additional default interest of 5%. In April 2017, the successor to the lender, Wilmington – 5190 Brandywine Parkway, LLC, initiated lawsuits against Brandywine Holdings in Delaware Superior Court and Delaware Chancery Court for, among other things, judgment on the note (the “Note Complaint”) and foreclosure on the property. In a contemporaneously filed action in Delaware Superior Court (the “Guaranty Complaint”), the successor lender initiated a lawsuit against the Operating Partnership as guarantor of certain guaranteed obligations of Brandywine Holdings set forth in a non-recourse carve-out guaranty executed by the Operating Partnership. The Guaranty Complaint alleges that the Operating Partnership is liable for the full balance of the principal, accrued interest as well as fees and costs under the note, which the lender alleges was approximately $33.0 million as of November 9, 2017 (exclusive of accruing interest, default interest, fees and costs). In August 2019, the Delaware Superior Court heard arguments on the parties’ cross-motions for summary judgement regarding both the Guaranty Complaint and the Note Complaint. The Company believes it has valid defenses regarding the Guaranty Complaint and the Note Complaint and has been vigorously defending itself. A decision on the cross-motions for summary judgment is expected before the end of 2019.

During the third quarter of 2019, the company recognized income of $5.0 million related to Fund II’s New Market Tax Credit transaction (“NMTC”) involving its City Point project. NMTCs were created to encourage economic development in low income communities and provided for a 39% tax credit on certain qualifying invested equity/loans. In 2012, the NMTCs were transferred to a group of investors (“Investors”) in

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

exchange for $5.2 million. The NMTCs were subject to recapture under various circumstances, including redemption of the loan/investment prior to a requisite seven-year hold period, and recognition of income was deferred. Upon the expiration of the seven-year period and no further obligations, the Company recognized income of $5.0 million during the three months ended September 30, 2019, which is included in Other income in the consolidated statements of income.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $17.6 million and $62.3 million at September 30, 2019 and December 31, 2018, respectively, are comprised of the following:

•

As discussed above, the Core unsecured term loans totaling $300.0 million were refinanced in February 2018, into one $350.0 million term loan with an interest rate of LIBOR+ 1.25% and maturing in March 2023. The outstanding balance of the Core term loans was $350.0 million at September 30, 2019 and December 31, 2018. During the nine months ended September 30, 2019, the Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rate with a notional value of $156.0 million at a weighted-average interest rate of 2.43%, which may be used to swap the Company’s unhedged, unsecured, LIBOR-based variable-rate debt. The Company previously entered into swap agreements fixing the rates of the remaining Core term loan balance.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of September 30, 2019 and December 31, 2018. Total availability was $0.0 million at each of September 30, 2019 and December 31, 2018.

•

At Fund IV there is a $80.2 million bridge facility and a $27.0 million subscription line, which were modified from their previous limits of $41.8 million and $15.0 million, respectively, during the second quarter of 2019. The outstanding balance of the Fund IV bridge facility was $79.2 million at September 30, 2019 and $40.8 million at December 31, 2018. Total availability was $1.0 million at each of September 30, 2019 and December 31, 2018. The outstanding balance of the Fund IV subscription line was $8.4 million at September 30, 2019 and $0 at December 31, 2018. Total availability was $15.0 million at both September 30, 2019 and December 31, 2018, reflecting letters of credit of $3.6 million and $7.4 million, respectively.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $148.4 million and $1.6 million, respectively at September 30, 2019. The outstanding balance and total available credit of the Fund V subscription line was $102.8 million and $47.2 million, respectively at December 31, 2018.

Unsecured Revolving Line of Credit

The Company had a total of $133.2 million and $137.7 million available under its $150.0 million Core unsecured revolving line of credit reflecting the issuance of letters of credit of $16.8 million and $12.3 million at September 30, 2019 and December 31, 2018, respectively. At each of September 30, 2019 and December 31, 2018, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

The capacity of the Company’s unsecured revolving line of credit was increased on October 8, 2019 (Note 15).

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of September 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (Remainder)	$121,846
2020	561,472
2021	240,659
2022	91,357
2023	412,305
Thereafter	236,503
1,664,142
Unamortized premium	676
Net unamortized debt issuance costs	(9,463)
Total indebtedness	$1,655,355

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

Derivative Assets — The Company has derivative assets, which are included in Other assets, net in the consolidated financial statements, and comprised of interest rate swaps and caps. The derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Derivative Liabilities — The Company has derivative liabilities, which are included in Accounts payable and other liabilities in the consolidated financial statements, and comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the nine months ended September 30, 2019 or 2018.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money Market Funds	$10,000	$—	$—	$4,504	$—	$—
Derivative financial instruments	—	1,217	—	—	7,018	—
Liabilities
Derivative financial instruments	—	53,194	—	—	7,304	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During 2018, the Company began selling the residential units of its 210 Bowery property in Fund IV. As the projected aggregate selling prices net of selling costs were in line with the carrying amount of the property through the first quarter 2019, no gain or loss had been recognized on the units sold through that date and no impairment was previously deemed necessary. During the second quarter 2019, the Company revised its estimate of the expected selling price of the remaining three units. Accordingly, the Company recognized a $1.4 million impairment charge, inclusive of an amount attributable to a noncontrolling interest of $1.1 million, to adjust the carrying value to the estimated selling price less estimated costs to sell. During the third quarter 2019, upon execution of a contract for sale (Note 2) the Company recognized an additional $0.3

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million impairment charge for the remaining condominium unit, inclusive of an amount attributable to a noncontrolling interest of $0.2 million, to adjust the carrying value to the estimated selling price less estimated costs to sell.

The Company did not record any impairment charges during the nine months ended September 30, 2018.

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	September 30, 2019	December 31, 2018
Core
Interest Rate Swaps	$423,761	Dec 2012-July 2020	Mar 2022-July 2030	1.71%	—	3.77%	Other Liabilities (a)	$(46,395)	$(6,332)
Interest Rate Swaps	163,500	Oct 2014 - July 2016	Nov 2019-June 2021	1.24%	—	1.70%	Other Assets	581	6,022
	$587,261							$(45,814)	$(310)

Fund II
Interest Rate Swap	$19,138	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(180)	$—
Interest Rate Swap	—	—	—	—	—	—	Other Assets	—	108
Interest Rate Cap	23,300	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	3	—
	$42,438							$(177)	$108

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$—	$8

Fund IV
Interest Rate Swap	$23,100	Mar 2017	Mar 2020	1.82%	—	1.82%	Other Assets	$2	$851
Interest Rate Swaps	65,501	Mar 2017 - May 2019	Apr 2022 - Dec 2022	1.97%	—	4.00%	Other Liabilities	(1,068)	—
Interest Rate Caps	104,400	Nov 2016 - July 2019	Dec 2019 - July 2021	3.00%	—	3.50%	Other Assets	—	8
	$193,001							$(1,066)	$859

Fund V
Interest Rate Swaps	$—	Nov 2019	Sept 2024 - Oct 2024	1.25%	—	1.28%	Other Assets (b)	$631	$21
Interest Rate Swaps	156,900	Jan 2018-Oct 2019	Feb 2021-Oct 2024	1.45%	—	2.88%	Other Liabilities (c)	(5,551)	(972)
	$156,900							$(4,920)	$(951)

Total asset derivatives								$1,217	$7,018
Total liability derivatives								$(53,194)	$(7,304)

(a)

Includes two swaps with an aggregate fair value of ($15.7) million and ($2.9) million at September 30, 2019 and December 31, 2018, respectively, which were acquired during July 2018 and are not effective until July 2020. At September 30, 2019 and December 31, 2018, $155.4 million and $0.0 million of the Core swaps were available, respectively to hedge debt at the Funds.

(b)	Includes three swaps with an aggregate fair value of $0.6 million at September 30, 2019, which were acquired during August 2019 and are not effective until November 2019.
(c)	Includes two swaps with an aggregate fair value of ($0.1) million at September 30, 2019, which were acquired during September 2019 and are not effective until October 2019.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $4.8 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense within the next twelve months. As of September 30, 2019 and December 31, 2018, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		September 30, 2019		December 31, 2018
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$94,807	$94,180	$109,613	$107,370
Mortgage and Other Notes Payable (a)	3	1,038,137	1,048,580	1,026,708	1,021,075
Investment in non-traded equity securities (b)	3	—	56,337	—	56,337
Unsecured notes payable and Unsecured line of credit (c)	2	626,005	626,785	533,625	533,954

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

(b)	Represents Fund II’s cost-method investment in Albertson’s supermarkets (Note 4). The fair values for September 30, 2019 and December 31, 2018 are based on a valuation at December 31, 2018.
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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at September 30, 2019.
9. Commitments and Contingencies

The Company is involved in various matters of litigation arising out of, or incident to, its business, including the litigation described in Note 7. While the Company is unable to predict with certainty the outcome of any particular matter, management does not expect, when such litigation is resolved, that the Company’s resulting exposure to loss contingencies, if any, will have a material adverse effect on its consolidated financial position.

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $42.9 million and $55.5 million as of September 30, 2019 and December 31, 2018, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At September 30, 2019 and December 31, 2018, the Company had letters of credit outstanding of $20.4 million and $19.7 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its common shares during the nine months ended September 30, 2019:

•	The Company withheld 2,468 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•

The Company recognized Common Share and Common OP Unit-based compensation totaling $5.4 million and $6.3 million in connection with Restricted Shares and Units (Note 13) for the nine months ended September 30, 2019 and 2018, respectively.

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

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) which provides the Company an efficient and low-cost vehicle for raising public equity to fund its capital needs. The Company entered into its current $250.0 million ATM Program (which replaced its prior program) in the second quarter of 2019 and also added an optional “forward purchase” component. The Company has not issued any shares on a forward basis during the nine months ended September 30, 2019. During the three months ended September 30, 2019, the Company sold 2,149,154 Common Shares under its ATM Program for gross proceeds of $61.6 million, or $60.6 million net of issuance costs, at a weighted-average gross price per share of $28.64. During the nine months ended September 30, 2019, the Company sold 4,816,505 Common Shares under its ATM Program for gross proceeds of $137.8 million, or $135.8 million net of issuance costs, at a weighted-average gross price per share of $28.61.

Share Repurchase Program

During 2018, the Company’s board of trustees approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares, and may be discontinued or extended at any time. The Company repurchased 2,294,235 Common Shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 the Company made no repurchases under the share repurchase program, under which $144.9 million currently remains available.

Dividends and Distributions

The following table sets forth the dividends declared and/or paid during the nine months ended September 30, 2019:

Date Declared	Amount Per Share	Record Date	Payment Date

November 15, 2018	$0.28	December 31, 2018	January 15, 2019
February 28, 2019	$0.28	March 29, 2019	April 15, 2019
May 9, 2019	$0.28	June 28, 2019	July 15, 2019
August 13, 2019	$0.28	September 30, 2019	October 15, 2019

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated Other Comprehensive Income

The following tables set forth the activity in accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Gains or Losses on Derivative Instruments
Balance at July 1, 2019	$(29,570)

Other comprehensive loss before reclassifications	(15,388)
Reclassification of realized interest on swap agreements	(288)
Net current period other comprehensive loss	(15,676)
Net current period other comprehensive loss attributable to noncontrolling interests	1,108
Balance at September 30, 2019	$(44,138)

Balance at July 1, 2018	$10,138

Other comprehensive income before reclassifications	3,973
Reclassification of realized interest on swap agreements	(55)
Net current period other comprehensive income	3,918
Net current period other comprehensive income attributable to noncontrolling interests	(789)
Balance at September 30, 2018	$13,267

Gains or Losses on Derivative Instruments
Balance at January 1, 2019	$516

Other comprehensive loss before reclassifications	(51,347)
Reclassification of realized interest on swap agreements	(1,374)
Net current period other comprehensive loss	(52,721)
Net current period other comprehensive loss attributable to noncontrolling interests	8,067
Balance at September 30, 2019	$(44,138)

Balance at January 1, 2018	$2,614

Other comprehensive income before reclassifications	12,576
Reclassification of realized interest on swap agreements	417
Net current period other comprehensive income	12,993
Net current period other comprehensive income attributable to noncontrolling interests	(2,340)
Balance at September 30, 2018	$13,267

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at July 1, 2019	$103,705	$515,205	$618,910
Distributions declared of $0.28 per Common OP Unit	(1,765)	—	(1,765)
Net income (loss) for the three months ended September 30, 2019	785	(2,403)	(1,618)
Conversion of 41,646 Common OP Units to Common Shares by limited partners of the Operating Partnership	(720)	—	(720)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(864)	(251)	(1,115)
Reclassification of realized interest expense on swap agreements	(16)	23	7
Noncontrolling interest contributions	—	129,438	129,438
Noncontrolling interest distributions	—	(29,713)	(29,713)
Employee Long-term Incentive Plan Unit Awards	1,768	—	1,768
Reallocation of noncontrolling interests (c)	(5,251)	—	(5,251)
Balance at September 30, 2019	$97,642	$612,299	$709,941

Balance at July 1, 2018	$105,100	$514,774	$619,874
Distributions declared of $0.27 per Common OP Unit	(1,692)	—	(1,692)
Net income (loss) for the three months ended September 30, 2018	732	(12,554)	(11,822)
Conversion of 46,950 Common OP Units to Common Shares by limited partners of the Operating Partnership	(834)	—	(834)
Other comprehensive income - unrealized gain on valuation of swap agreements	197	505	702
Reclassification of realized interest expense on swap agreements	(9)	96	87
Noncontrolling interest contributions	—	40,440	40,440
Noncontrolling interest distributions	—	(9,014)	(9,014)
Employee Long-term Incentive Plan Unit Awards	2,082	—	2,082
Reallocation of noncontrolling interests (c)	(1,783)	—	(1,783)
Balance at September 30, 2018	$103,793	$534,247	$638,040

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2019	$104,223	$518,219	$622,442
Distributions declared of $0.84 per Common OP Unit	(5,322)	—	(5,322)
Net income (loss) for the nine months ended September 30, 2019	2,437	(27,633)	(25,196)
Conversion of 249,464 Common OP Units to Common Shares by limited partners of the Operating Partnership	(4,230)	—	(4,230)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(2,686)	(5,320)	(8,006)
Reclassification of realized interest expense on swap agreements	(61)	—	(61)
Noncontrolling interest contributions	—	161,628	161,628
Noncontrolling interest distributions	—	(34,595)	(34,595)
Employee Long-term Incentive Plan Unit Awards	6,965	—	6,965
Reallocation of noncontrolling interests (c)	(3,684)	—	(3,684)
Balance at September 30, 2019	$97,642	$612,299	$709,941

Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of $0.81 per Common OP Unit	(5,126)	—	(5,126)
Net income (loss) for the nine months ended September 30, 2018	1,977	(35,313)	(33,336)
Conversion of 111,588 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,957)	—	(1,957)
Other comprehensive income - unrealized gain on valuation of swap agreements	625	1,435	2,060
Reclassification of realized interest expense on swap agreements	10	270	280
Noncontrolling interest contributions	—	46,990	46,990
Noncontrolling interest distributions	—	(24,654)	(24,654)
Employee Long-term Incentive Plan Unit Awards	7,924	—	7,924
Reallocation of noncontrolling interests (c)	(2,581)	—	(2,581)
Balance at September 30, 2018	$103,793	$534,247	$638,040

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,306,879 and 3,331,440 Common OP Units at September 30, 2019 and September 30, 2018; (ii) 188 Series A Preferred OP Units at September 30, 2019 and September 30, 2018; (iii) 136,593 Series C Preferred OP Units at September 30, 2019 and September 30, 2018; and (iv) 2,673,608 and 2,547,002 LTIP units at September 30, 2019 and September 30, 2018, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and six other subsidiaries.
(c)

Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

Preferred OP Units

There were no issuances of Preferred OP Units during the nine months ended September 30, 2019.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through September 30, 2019, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through September 30, 2019, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

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

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the three and nine months ended September 30, 2019, the Company earned $14.7 million and $41.2 million, respectively, in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in lease revenues in the consolidated statements of income.

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

During the three months ended June 30, 2019, the Company

•

Entered into a new master lease that is a finance lease, (1238 Wisconsin Avenue, acquired on May 2, 2019 within the Core Portfolio) and recorded a Right-of-use asset–finance lease of $11.2 million and a corresponding Lease liability–finance lease of $10.7 million; and

•

Entered into a new master lease that is an operating lease (110 University Place, acquired on May 1, 2019 by Fund IV for $10.5 million) and recorded a Right of use asset–operating lease of $45.3 million and a corresponding Lease liability–operating lease of $45.3 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease Cost		(Not applicable)		(Not applicable)
Finance lease cost:
Amortization of right-of-use assets	$565		$1,603
Interest on lease liabilities	978		2,755
Subtotal	1,543		4,358
Operating lease cost	1,394		3,037
Variable lease cost	62		119
Total lease cost	$2,999		$7,514

Other Information
Weighted-average remaining lease term - finance leases (years)			42.9
Weighted-average remaining lease term - operating leases (years)			33.7
Weighted-average discount rate - finance leases			4.5%
Weighted-average discount rate - operating leases			5.8%

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

Lease Disclosures Related to Prior Periods

The Company leased land at six of its shopping centers, which were accounted for as operating leases through December 31, 2018 which generally provided the Company with renewal options. Ground rent expense was $1.2 million (including capitalized ground rent at a property under development of $0.5 million) for the nine months ended September 30, 2018. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating up to 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $0.7 million for the nine months ended September 30, 2018.

During 2016, the Company entered into a 49-year master lease, which was accounted for as a capital lease through December 31, 2018 and was later reclassified as a finance lease upon implementation of ASC 842 as described above. During the nine months ended September 30, 2018, payments for this lease totaled $1.9 million. The property under the capital lease is included in Note 2.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of September 30, 2019, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments (a, b)
2019 (Remainder)	$48,697	$1,821
2020	205,710	7,139
2021	193,653	7,073
2022	173,664	7,082
2023	152,273	7,075
Thereafter	652,003	334,761
Total	$1,426,000	$364,951

(a)

A ground lease expiring during 2078 provides the Company with an option to purchase the underlying land during 2031. If the Company does not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

(b)	Minimum rental payments include $220.8 million of interest related to finance leases.

During the three and nine months ended September 30, 2019 and 2018, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended September 30, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$42,142	$31,185	$—	$—	$73,327
Depreciation and amortization	(15,179)	(16,991)	—	—	(32,170)
Property operating expenses, other operating and real estate taxes	(11,205)	(12,200)	—	—	(23,405)
General and administrative expenses	—	—	—	(8,222)	(8,222)
Impairment charge	—	(321)	—	—	(321)
Gain on disposition of properties	—	12,056	—	—	12,056
Operating income (loss)	15,758	13,729	—	(8,222)	21,265
Interest income	—	—	1,748	—	1,748
Other income	—	5,034	—	—	5,034
Equity in earnings (losses) of unconsolidated affiliates	1,798	(499)	—	—	1,299
Interest expense	(7,333)	(11,770)	—	—	(19,103)
Income tax provision	—	—	—	(1,403)	(1,403)
Net income (loss)	10,223	6,494	1,748	(9,625)	8,840
Net loss attributable to noncontrolling interests	263	1,355	—	—	1,618
Net income attributable to Acadia	$10,486	$7,849	$1,748	$(9,625)	$10,458

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the Three Months Ended September 30, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$41,742	$23,785	$—	$—	$65,527
Depreciation and amortization	(14,856)	(13,820)	—	—	(28,676)
Property operating expenses, other operating and real estate taxes	(11,910)	(10,011)	—	—	(21,921)
General and administrative expenses	—	—	—	(7,982)	(7,982)
Gain on disposition of properties	—	5,107	—	—	5,107
Operating income (loss)	14,976	5,061	—	(7,982)	12,055
Interest income	—	—	3,513	—	3,513
Equity in earnings (losses) of unconsolidated affiliates	2,005	(1,629)	—	—	376
Interest expense	(6,972)	(11,105)	—	—	(18,077)
Income tax provision	—	—	—	(464)	(464)
Net income (loss)	10,009	(7,673)	3,513	(8,446)	(2,597)
Net loss attributable to noncontrolling interests	115	11,707	—	—	11,822
Net income attributable to Acadia	$10,124	$4,034	$3,513	$(8,446)	$9,225

	As of or for the Nine Months Ended September 30, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$131,356	$86,187	$—	$—	$217,543
Depreciation and amortization	(45,949)	(46,858)	—	—	(92,807)
Property operating expenses, other operating and real estate taxes	(34,730)	(32,217)	—	—	(66,947)
General and administrative expenses	—	—	—	(25,579)	(25,579)
Impairment charge	—	(1,721)	—	—	(1,721)
Gain on disposition of properties	—	14,070	—	—	14,070
Operating income (loss)	50,677	19,461	—	(25,579)	44,559
Interest income	—	—	6,247	—	6,247
Other income	327	6,620	—	—	6,947
Equity in earnings (losses) of unconsolidated affiliates	7,322	(193)	—	—	7,129
Interest expense	(20,866)	(35,855)	—	—	(56,721)
Income tax provision	—	—	—	(1,622)	(1,622)
Net income (loss)	37,460	(9,967)	6,247	(27,201)	6,539
Net loss attributable to noncontrolling interests	648	24,548	—	—	25,196
Net income attributable to Acadia	$38,108	$14,581	$6,247	$(27,201)	$31,735

Real estate at cost	$2,190,281	$1,821,853	$—	$—	$4,012,134
Total assets	$2,316,683	$1,918,055	$94,807	$—	$4,329,545
Cash paid for acquisition of real estate	$82,125	$174,522	$—	$—	$256,647
Cash paid for development and property improvement costs	$19,059	$58,577	$—	$—	$77,636

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Nine Months Ended September 30, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$122,959	$66,995	$—	$—	$189,954
Depreciation and amortization	(45,283)	(41,472)	—	—	(86,755)
Property operating expenses, other operating and real estate taxes	(32,102)	(26,790)	—	—	(58,892)
General and administrative expenses	—	—	—	(24,359)	(24,359)
Gain on disposition of properties	—	5,140	—	—	5,140
Operating income (loss)	45,574	3,873	—	(24,359)	25,088
Interest and other income	—	—	10,539	—	10,539
Equity in earnings of unconsolidated affiliates	5,171	1,908	—	—	7,079
Interest expense	(20,475)	(30,407)	—	—	(50,882)
Income tax provision	—	—	—	(851)	(851)
Net income (loss)	30,270	(24,626)	10,539	(25,210)	(9,027)
Net loss attributable to noncontrolling interests	241	33,095	—	—	33,336
Net income attributable to Acadia	$30,511	$8,469	$10,539	$(25,210)	$24,309

Real estate at cost	$2,060,024	$1,553,150	$—	$—	$3,613,174
Total assets	$2,234,521	$1,574,785	$109,410	$—	$3,918,716
Cash paid for acquisition of real estate	$1,343	$103,559	$—	$—	$104,902
Cash paid for development and property improvement costs	$22,892	$43,346	$—	$—	$66,238

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At September 30, 2019 a total of 704,479 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the nine months ended September 30, 2019, the Company issued 330,718 LTIP Units and 8,041 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

•

A portion of these annual equity awards is granted in performance-based Restricted Share Units or LTIP Units that may be earned based on the Company’s attainment of specified relative total shareholder returns (“Relative TSR”) hurdles.

•

In the event the Relative TSR percentile falls between the 25th percentile and the 50th percentile, the Relative TSR vesting percentage is determined using a straight-line linear interpolation between 50% and 100% and in the event that the Relative TSR percentile falls between the 50th percentile and 75th percentile, the Relative TSR vesting percentage is determined using a straight-line linear interpolation between 100% and 200%.

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $ 11.1 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $1.7 million, $5.4 million, $2.0 million and $6.3 million for the three and nine months ended September 30, 2019 and 2018, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the “Board”) have been issued shares and units under the Share Incentive Plan. During 2019, the Company issued 18,009 LTIP Units and 17,318 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,463 of the LTIP Units and 3,996 of the Restricted Shares will be on the first anniversary of the date of issuance and 11,546 of the LTIP Units and 13,322 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $1.7 million and $0.9 million for the nine months ended September 30, 2019 and 2018.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV and Fund V were determined to have no intrinsic value as of September 30, 2019.

No compensation expense was recognized for the nine months ended September 30, 2019 and 2018, respectively, related to the Program in connection with Fund III, Fund IV or Fund V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2018	41,327	$26.92	910,099	$28.28
Granted	22,817	23.65	425,880	26.80
Vested	(25,261)	30.79	(431,827)	29.72
Forfeited	(428)	27.25	(12,266)	28.57
Unvested at December 31, 2018	38,455	22.44	891,886	26.87
Granted	25,359	28.56	348,726	32.78
Vested	(21,424)	27.12	(290,753)	29.30
Forfeited	—	—	(15,679)	31.49
Unvested at September 30, 2019	42,390	$23.73	934,180	$28.24

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the nine months ended September 30, 2019 and the year ended December 31, 2018 were $32.50 and $26.64, respectively. As of September 30, 2019, there was $18.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Restricted Shares that vested for the nine months ended September 30, 2019 and the year ended December 31, 2018, was $0.6 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the nine months ended September 30, 2019 and the year ended December 31, 2018, was $8.5 million and $12.8 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Plans

On a combined basis, the Company incurred a total of $0.3 million related to the following employee benefit plans for each of the nine months ended September 30, 2019 and 2018:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 1,803 and 2,836 Common Shares were purchased by employees under the Purchase Plan for the nine months ended September 30, 2019 and 2018, respectively.

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

14. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted-average Common Shares outstanding (Note 10). During the periods presented, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Numerator:
Net income attributable to Acadia	$10,458	$9,225	$31,735	$24,309
Less: net income attributable to participating securities	(38)	(66)	(134)	(158)
Income from continuing operations net of income attributable to participating securities	$10,420	$9,159	$31,601	$24,151

Denominator:
Weighted average shares for basic earnings per share	84,888,445	81,565,805	83,552,182	82,245,020
Effect of dilutive securities:
Employee unvested restricted shares	—	—	—	—
Denominator for diluted earnings per share	84,888,445	81,565,805	83,552,182	82,245,020

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.12	$0.11	$0.38	$0.29

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	136,593	136,593	136,593	136,593
Series C Preferred OP Units - Common share equivalent	474,278	474,278	474,278	474,278
Restricted shares	40,821	38,450	40,821	37,180

15. Subsequent Events

Financings

On October 8, 2019, the Operating Partnership amended its revolving senior unsecured credit facility which it originally entered into on February 20, 2018 (Note 7). Prior to this amendment, the credit agreement provided for a principal amount of up to $500.0 million, which consisted of a $150.0 million revolving credit facility and a $350.0 million term loan facility. The amendment provides for a $100.0 million increase in the revolving credit facility, resulting in borrowing capacity of up to $600.0 million in principal amount, which includes the $250.0 million revolving credit facility and the $350.0 million term loan facility. In addition, the amendment provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $750.0 million.

During October 2019, Fund V’s property entities entered into new mortgages for certain of its consolidated (Note 2) and unconsolidated (Note 4) properties totaling $140.4 million for which Fund V had previously entered into forward swaps effective November 1 (Note 8) as follows:

•	Landstown Commons – $60.9 million at LIBOR plus 1.7%, swapped to a fixed rate of 2.949%, maturing on October 24, 2024.
•	Lincoln Commons – $40.8 million at LIBOR plus 1.7%, swapped to a fixed rate of 2.949%, maturing on October 24, 2024. At closing, $38.8 million was funded.
•	Tri-City Plaza – $38.7 million at LIBOR plus 1.9%, swapped to a fixed rate of 3.0935%, maturing on October 18, 2024. At closing, $25.4 million was funded.

Fund Distribution

On October 11, 2019, Fund V distributed $6.3 million to investors, of which the Company’s share was $1.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 30, 2019, we own or have an ownership interest in 182 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at September 30, 2019 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	—	36	707,911	88.0%
New York Metro	—	24	335,239	92.4%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	1	28	323,189	91.8%
Boston Metro	—	3	55,276	100.0%
Suburban	2	29	4,257,989	93.7%
Total Core Portfolio	4	121	5,828,436	93.0%
Acadia Share of Total Core Portfolio	4	121	5,207,696	93.5%

Fund Portfolio:
Fund II	—	1	469,518	65.2%
Fund III	1	3	134,434	75.2%
Fund IV	3	35	2,487,995	85.5%
Fund V	—	14	4,381,658	90.9%
Total Fund Portfolio	4	53	7,473,605	87.2%
Acadia Share of Total Fund Portfolio	4	53	1,598,960	87.0%

Total Core and Funds	8	174	13,302,041	89.8%
Acadia Share of Total Core and Funds	8	174	6,806,656	92.0%

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

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Investments

During the nine months ended September 30, 2019, within our Core portfolio we invested in eight properties aggregating $93.2 million as follows:

•

On January 24, 2019, our unconsolidated Renaissance Portfolio venture acquired Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million (Note 4) for which our share was $2.1 million as discussed further below.

•

On March 15, March 27, May 29, 2019 and July 30, 2019, we acquired four retail condominiums located in the Soho section of New York City for a total of $74.7 million as part of a collection of seven properties referred to as the “Soho Acquisitions” with an aggregate purchase price of approximately $122.0 million (Note 2). The acquisitions of the remaining three properties are expected to be finalized through early 2020. No assurance can be given that we will successfully close on the remaining acquisitions under contract, which are subject to customary closing conditions.

•	On May 2, 2019, we entered into a ground lease (Note 11) on a development property in Washington, D.C. referred to as “1238 Wisconsin Avenue.”
•	On September 11, we acquired two mixed-use buildings in Chicago, Illinois, referred to as “849 and 912 W. Armitage” for a total of $7.8 million (Note 2).
During the nine months ended September 30, 2019, within our Fund portfolio we invested in eight properties aggregating $328.5 million as follows:

•

On March 19, 2019, Fund V’s unconsolidated venture (Note 4) acquired a suburban shopping center in Riverdale, Utah for $48.5 million referred to as “Family Center at Riverdale” for which Fund V’s share was $43.7 million.

•

On April 30, 2019, Fund V’s unconsolidated venture (Note 4) acquired a suburban shopping center in Vernon, Connecticut for $36.7 million referred to as “Tri-City Plaza” for which Fund V’s share was $33.0 million

•	On May 1, 2019, Fund IV acquired a leasehold interest (Note 11) in a retail and parking condominium in a building in New York, New York for $10.5 million referred to as “110 University Place.”
•	On May 6, 2019, Fund V acquired a suburban shopping center (Note 2) in Palm Coast, Florida for $36.6 million referred to as “Palm Coast Landing.”
•	On June 21, 2019, Fund V acquired a suburban shopping center (Note 2) in Lincoln, Rhode Island for $54.3 million referred to as “Lincoln Commons.”
•	On August 2, Fund V acquired a suburban shopping center (Note 2) in Virginia Beach, Virginia for $87.0 million referred to as “Landstown Commons.”
•

On August 21, Fund V’s unconsolidated venture (Note 4) acquired two suburban shopping centers in Frederick County, Maryland for a total of $54.9 million collectively referred to as the “Washington REIT Portfolio” for which Fund V’s share was $49.4 million.

Dispositions of Real Estate

During the nine months ended September 30, 2019, we sold four consolidated properties (Note 2) from our Fund Portfolio for gross proceeds totaling $83.9 million as follows:

•

On January 24, 2019, a venture in which Fund III holds an 80% interest sold its 3104 M Street property to an unconsolidated venture (Note 4) in which the Core Portfolio holds a 20% interest for $10.5 million. The acquiring venture assumed the property’s mortgage in the amount of $4.7 million.

•	On July 24, 2019, Fund IV sold its JFK Plaza property for $7.8 million.
•	On August 22, 2019, Fund III sold its Nostrand Avenue property for $27.7 million.
•	On May 17 and September 23, 2019, Fund IV sold two residential condominium units for a total of $5.9 million.
•	On September 27, 2019 Fund IV sold its 938 W. North Street property for $32.0 million.

The Funds recognized a net aggregate gain on the sales of these consolidated properties of $14.1 million and our share was $3.1 million, net of noncontrolling interests.

Financings

During the nine months ended September 30, 2019, we obtained aggregate new financing of $137.2 million including (Note 7):

•	An aggregate of $70.3 million in financings with two new mortgages for Fund V.
•	An aggregate of $21.9 million in financings, with one new mortgage of $3.0 million and a refinancing of an $18.9 million mortgage for Fund IV.
•	A $45.0 million loan for Fund II, of which $23.9 million was drawn at September 30, 2019.

In addition, Funds III and IV modified two mortgages by repaying a total of $14.8 million and reducing borrowing costs (Note 7).

Structured Financing

During the nine months ended September 30, 2019, the Company redeemed its $15.3 million Fund IV Structured Financing investment (Note 3).

Equity Issuance

During the three months ended September 30, 2019, the Company sold 2,149,154 shares under its ATM program (Note 10) for gross proceeds of $61.6 million, or $60.6 million net of issuance costs, at a weighted-average gross price per share of $28.64. During the nine months ended September 30, 2019, the Company sold 4,816,505 shares under its ATM program for gross proceeds of $137.8 million, or $135.8 million net of issuance costs, at a weighted-average gross price per share of $28.61.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

The results of operations by reportable segment for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	September 30, 2019				September 30, 2018				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$42.1	$31.2	$—	$73.3	$41.7	$23.8	$—	$65.5	$0.4	$7.4	$—	$7.8
Depreciation and amortization	(15.2)	(17.0)	—	(32.2)	(14.9)	(13.8)	—	(28.7)	0.3	3.2	—	3.5
Property operating expenses, other operating and real estate taxes	(11.2)	(12.2)	—	(23.4)	(11.9)	(10.0)	—	(21.9)	(0.7)	2.2	—	1.5
General and administrative expenses	—	—	—	(8.2)	—	—	—	(8.0)	—	—	—	0.2
Impairment charge	—	(0.3)	—	(0.3)	—	—	—	—	—	0.3	—	0.3
Gain on disposition of properties	—	12.1	—	12.1	—	5.1	—	5.1	—	7.0	—	7.0
Operating income	15.8	13.7	—	21.3	15.0	5.1	—	12.1	0.8	8.6	—	9.2
Interest income	—	—	1.7	1.7	—	—	3.5	3.5	—	—	(1.8)	(1.8)
Other income	—	5.0	—	5.0	—	—	—	—	—	5.0	—	(5.0)
Equity in earnings (losses) of unconsolidated affiliates	1.8	(0.5)	—	1.3	2.0	(1.6)	—	0.4	(0.2)	1.1	—	0.9
Interest expense	(7.3)	(11.8)	—	(19.1)	(7.0)	(11.1)	—	(18.1)	0.3	0.7	—	1.0
Income tax provision	—	—	—	(1.4)	—	—	—	(0.5)	—	—	—	(0.9)
Net income (loss)	10.2	6.5	1.7	8.8	10.0	(7.7)	3.5	(2.6)	0.2	14.2	(1.8)	11.4
Net loss attributable to noncontrolling interests	0.3	1.4	—	1.6	0.1	11.7	—	11.8	0.2	(10.3)	—	(10.2)
Net income attributable to Acadia	$10.5	$7.8	$1.7	$10.5	$10.1	$4.0	$3.5	$9.2	$0.4	$3.8	$(1.8)	$1.3

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $0.4 million for the three months ended September 30, 2019 compared to the prior year period.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $3.8 million for the three months ended September 30, 2019 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $7.4 million for the three months ended September 30, 2019 compared to the prior year period primarily due to Fund property acquisitions in 2019 and 2018.

Depreciation and amortization expense for the Funds increased $3.2 million for the three months ended September 30, 2019 compared to the prior year period primarily due to Fund property acquisitions in 2019 and 2018.

Property operating expenses, other operating and real estate taxes for the Funds increased $2.2 million for the three months ended September 30, 2019 compared to the prior year period primarily due to Fund property acquisitions in 2019 and 2018.

Other income for the Funds increased $5.0 million for the three months ended September 30, 2019 compared to the prior year period due to the recognition of income associated with its New Market Tax Credit transaction within Fund II’s City Point investment (Note 7).

Equity in earnings of unconsolidated affiliates for our Funds increased $1.1 million for the three months ended September 30, 2019 compared to the prior period primarily due to the recognition of 100% of the net loss generated from Broughton Street portfolio venture (Note 4) in 2018 as our partner is no longer being allocated their share of the losses.

Interest expense for the Funds increased $0.7 million for the three months ended September 30, 2019 compared to the prior year period due to a $2.0 million increase related to higher average outstanding borrowings in 2019 partially offset by $1.1 million of additional interest capitalized in 2019.

Net loss attributable to noncontrolling interests for the Funds decreased $10.3 million for the three months ended September 30, 2019 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $4.4 million and $4.5 million for the three months ended September 30, 2019 and 2018, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $1.8 million for the three months ended September 30, 2019 compared to the prior year period primarily due to $1.0 million from the payoff of a Fund IV note in 2019 along with the conversion of a portion of a note receivable into increased ownership in the real estate in 2018 (Note 4).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

The results of operations by reportable segment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 are summarized in the table below (in millions, totals may not add due to rounding):

	Nine Months Ended				Nine Months Ended
	September 30, 2019				September 30, 2018				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$131.4	$86.2	$—	$217.5	$123.0	$67.0	$—	$190.0	$8.4	$19.2	$—	$27.5
Depreciation and amortization	(45.9)	(46.9)	—	(92.8)	(45.3)	(41.5)	—	(86.8)	0.6	5.4	—	6.0
Property operating expenses, other operating and real estate taxes	(34.7)	(32.2)	—	(66.9)	(32.1)	(26.8)	—	(58.9)	2.6	5.4	—	8.0
General and administrative expenses	—	—	—	(25.6)	—	—	—	(24.4)	—	—	—	1.2
Impairment charge	—	(1.7)	—	(1.7)	—	—	—	—	—	1.7	—	1.7
Gain on disposition of properties	—	14.1	—	14.1	—	5.1	—	5.1	—	9.0	—	9.0
Operating income	50.7	19.5	—	44.6	45.6	3.9	—	25.1	5.1	15.6	—	19.5
Interest income	—	—	6.2	6.2	—	—	10.5	10.5	—	—	(4.3)	(4.3)
Other income	0.3	6.6	—	6.9	—	—	—	—	(0.3)	6.6	—	(6.9)
Equity in earnings (losses) of unconsolidated affiliates	7.3	(0.2)	—	7.1	5.2	1.9	—	7.1	2.1	(2.1)	—	-
Interest expense	(20.9)	(35.9)	—	(56.7)	(20.5)	(30.4)	—	(50.9)	0.4	5.5	—	5.8
Income tax provision	—	—	—	(1.6)	—	—	—	(0.9)	—	—	—	(0.7)
Net income	37.5	(10.0)	6.2	6.5	30.3	(24.6)	10.5	(9.0)	7.2	14.6	(4.3)	15.5
Net loss attributable to noncontrolling interests	0.6	24.5	—	25.2	0.2	33.1	—	33.3	0.4	(8.6)	—	(8.1)
Net income attributable to Acadia	$38.1	$14.6	$6.2	$31.7	$30.5	$8.5	$10.5	$24.3	$7.6	$6.1	$(4.3)	$7.4

Core Portfolio

Segment net income attributable to Acadia for our Core Portfolio increased $7.6 million for the nine months ended September 30, 2019 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $8.4 million for the nine months ended September 30, 2019 compared to the prior year period primarily due to $5.8 million from the write-off of a below market lease related to a tenant that vacated in 2019, a $1.3 million related to Core property acquisitions and approximately $1.0 million from improved credit loss experience and recoveries.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $2.6 million for the nine months ended September 30, 2019 compared to the prior year period primarily due to $1.3 million from a reduced real estate tax assessment at City Center in 2018 and $1.1 million from increased legal expenses in the portfolio in 2019.

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased $2.1 million for the nine months ended September 30, 2019 compared to the prior year period due to $1.1 million from lease up at various joint ventures in 2019 along with $1.0 million from the conversion of a portion of a note receivable into increased ownership in real estate during 2018.

Funds

Segment net income attributable to Acadia for the Funds increased $6.1 million for the nine months ended September 30, 2019 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $19.2 million for the nine months ended September 30, 2019 compared to the prior year period due to $13.0 million from Fund property acquisitions in 2019 and 2018, $4.7 million from lease up at City Point and 938 W North, $2.2 million from the consolidation of the Broughton Street Portfolio and $2.5 million related to Cortlandt Crossing being placed into service. These increases were partially offset $1.8 million due to property sales in 2019 and $1.4 million from a write off of a below market lease related to a bankruptcy in 2018.

Depreciation and amortization for the Funds increased $5.4 million for the nine months ended September 30, 2019 compared to the prior year period due to Fund property acquisitions in 2019 and 2018.

Property operating expenses, other operating and real estate taxes for the Funds increased $5.4 million for the nine months ended September 30, 2019 compared to the prior year period due to Fund property acquisitions in 2019 and 2018.

The $1.7 million impairment charge in 2019 relates to residential condominium units at Fund IV’s 210 Bowery (Note 8).

Gain on disposition of properties for the Funds increased $9.0 million for the nine months ended September 30, 2019 compared to the prior year period due to the sale of 938 W North and JFK Plaza in Fund IV and Nostrand Avenue and 3104 M Street in Fund III during 2019 compared to the sales of Lake Montclair and 1861 Union in Fund IV in 2018. (Note 2, Note 4).

Other income for the Funds increased $6.6 million for the nine months ended September 30, 2019 compared to the prior year period due to $5.0 million from the New Market Tax Credit transaction at Fund II’s City Point investment (Note 7) and $1.6 million from an incentive fee earned from Fund III’s Storage investment.

Equity in earnings of unconsolidated affiliates for the Funds decreased $2.1 million for the nine months ended September 30, 2019 compared to the prior year period due to a $3.2 million distribution from Fund III’s Storage Post venture in 2018 (Note 4) offset by $1.1 million from the recognition of 100% of the net loss from the Broughton Street Portfolio venture in 2018 as our partner is no longer being allocated their share of the losses.

Interest expense for the Funds increased $5.5 million for the nine months ended September 30, 2019 compared to the prior year period due to a $4.9 million increase related to higher average outstanding borrowings in 2019, a $1.5 million increase related to higher average interest rates during 2019 and $1.4 million from higher loan cost amortization in 2019. These increases were partially offset by $2.4 million more interest capitalized in 2019.

Net loss attributable to noncontrolling interests for the Funds decreased $8.6 million for the nine months ended September 30, 2019 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $13.2 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Structured Financing

Interest income for the Structured Financing portfolio decreased $4.3 million for the nine months ended September 30, 2019 compared to the prior year period due to the conversion of a portion of two notes receivable into increased ownership in the real estate (Note 4) during 2018 along with the payoff of a note made by Fund IV during 2019.

Unallocated

Unallocated general and administrative expense increased $1.2 million for the nine months ended September 30, 2019 compared to the prior year period primarily due to internal leasing salaries no longer being capitalized in 2019.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated operating income	$21,265	$12,055	$44,559	$25,088
Add back:
General and administrative	8,222	7,982	25,579	24,359
Depreciation and amortization	32,170	28,676	92,807	86,755
Impairment charge	321	—	1,721	—

Less:
Above/below market rent, straight-line rent and other adjustments	(4,338)	(4,387)	(16,970)	(15,491)
Gain on disposition of properties	(12,056)	(5,107)	(14,070)	(5,140)
Consolidated NOI	45,584	39,219	133,626	115,571

Noncontrolling interest in consolidated NOI	(13,157)	(9,482)	(38,217)	(26,913)
Less: Operating Partnership's interest in Fund NOI included above	(3,480)	(2,477)	(10,292)	(6,938)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	6,288	6,280	19,553	18,356
NOI - Core Portfolio	$35,235	$33,540	$104,670	$100,076

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Core Portfolio NOI	$35,235	$33,540	$104,670	$100,076
Less properties excluded from Same-Property NOI	(4,046)	(3,286)	(11,737)	(10,844)
Same-Property NOI	$31,189	$30,254	$92,933	$89,232

Percent change from prior year period	3.1%		4.1%

Components of Same-Property NOI:
Same-Property Revenues	$41,678	$42,056	$125,893	$121,990
Same-Property Operating Expenses	(10,489)	(11,802)	(32,960)	(32,758)
Same-Property NOI	$31,189	$30,254	$92,933	$89,232

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three and nine months ended September 30, 2019. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	17	17	33	33
GLA commencing	254,531	254,531	492,444	492,444
New base rent	$22.96	$24.17	$17.08	$17.80
Expiring base rent	$21.97	$20.37	$16.32	$15.43
Percent growth in base rent	4.5%	18.7%	4.7%	15.4%
Average cost per square foot (a)	$7.87	$7.87	$5.18	$5.18
Weighted average lease term (years)	8.4	8.4	7.0	7.0

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2019	2018	2019	2018
Net income attributable to Acadia	$10,458	$9,225	$31,735	$24,309

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	22,436	21,141	66,157	63,812
Impairment charge (net of noncontrolling interests' share)	74	—	395	—
Gain on disposition of properties (net of noncontrolling interests’ share)	(2,758)	(994)	(3,142)	(994)
Income attributable to Common OP Unit holders	649	596	2,031	1,572
Distributions - Preferred OP Units	135	135	405	404
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$30,994	$30,103	$97,581	$89,103

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	84,888,445	81,565,805	83,552,182	82,245,020
Weighted-average OP Units outstanding	5,082,189	4,928,636	5,139,545	4,953,549
Basic weighted-average shares outstanding, FFO	89,970,634	86,494,441	88,691,727	87,198,569
Assumed conversion of Preferred OP Units to common shares	499,345	499,345	499,345	499,345
Assumed conversion of LTIP units and restricted share units to common shares	212,776	257,658	212,776	201,675
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	90,682,755	87,251,444	89,403,848	87,899,589

Diluted Funds from operations, per Common Share and Common OP Unit	$0.34	$0.35	$1.09	$1.01

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the nine months ended September 30, 2019, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $74.9 million.

Investments in Real Estate

During the nine months ended September 30, 2019, within our Core portfolio we invested in eight properties aggregating $93.2 million and within our Fund portfolio we invested in eight properties aggregating $328.5 million as follows:

•	On January 24, 2019, our unconsolidated Renaissance portfolio venture acquired Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million (Note 4).
•

On March 15, March 27, May 29, and July 30, 2019, we acquired four retail condominiums located in the Soho section of New York City for a total of $74.7 million as part of a collection of seven properties referred to as the “Soho Acquisitions” with an aggregate purchase price of approximately $122.0 million (Note 2). The acquisitions of the remaining three properties are expected to be finalized through early 2020. No assurance can be given that we will successfully close on the remaining acquisitions under contract, which are subject to customary closing conditions.

•	On March 19, 2019, Fund V acquired an interest in an unconsolidated suburban shopping center (Note 4) in Riverdale, Utah for $48.5 million.
•	On April 30, 2019, Fund V acquired an interest in an unconsolidated (Note 4) suburban shopping center in Vernon, Connecticut for $36.7 million.
•	On May 1, 2019, Fund IV acquired a leasehold interest (Note 11) in a retail and parking condominium in a building in New York, New York for $10.5 million.
•	On May 2, 2019, we entered into a ground lease (Note 11) on a development property in Washington, D.C.
•	On May 6, 2019, Fund V acquired a suburban shopping center (Note 2) in Palm Coast, Florida for $36.6 million.
•	On June 21, 2019, Fund V acquired a suburban shopping center (Note 2) in Lincoln, Rhode Island for $54.3 million.
•	On August 2, Fund V acquired a suburban shopping center (Note 2) in Virginia Beach, Virginia for $87.0 million.
•	On August 21, Fund V acquired an interest in a two unconsolidated suburban shopping centers (Note 4) in Frederick County, Maryland for a total of $54.9 million.
•	On September 11, we acquired two buildings (Note 2) in in Chicago, Illinois for a total of $7.8 million.

Capital Commitments

During the nine months ended September 30, 2019, we made capital contributions aggregating $41.9 million to our Funds. At September 30, 2019, our share of the remaining capital commitments to our Funds aggregated $77.0 million as follows:

•

$3.3 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$21.3 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•	$52.5 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our initial share is $104.5 million.

During April 2018, a distribution was made to the Fund II investors, including $4.3 million to the Operating Partnership, which amount remains subject to re-contribution to Fund II until April 2021.

Development Activities

During the nine months ended September 30, 2019, capitalized costs associated with development activities totaled $23.0 million. At September 30, 2019, we had a total of eight consolidated properties under development and redevelopment and the estimated total cost to complete these projects through 2020 was $160.1 million to $201.4 million and our estimated share was approximately $95.5 million to $117.4 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Total Debt - Fixed and Effectively Fixed Rate	$1,236,805	$1,001,658
Total Debt - Variable Rate	427,337	558,675
	1,664,142	1,560,333
Net unamortized debt issuance costs	(9,463)	(10,541)
Unamortized premium	676	753
Total Indebtedness	$1,655,355	$1,550,545

As of September 30, 2019, our consolidated outstanding mortgage and notes payable aggregated $1,664.1 million, excluding unamortized premium of $0.7 million and unamortized loan costs of $9.5 million, and were collateralized by 41 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 3.40% to 6.00% with maturities that ranged from December 9, 2019 to April 15, 2035. Taking into consideration $696.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,236.8 million of the portfolio debt, or 74.3%, was fixed at a 3.41% weighted-average interest rate and $427.3 million, or 25.7% was floating at a 4.46% weighted average interest rate as of September 30, 2019. Our variable-rate debt includes $143.0 million of debt subject to interest rate caps.

There is $120.5 million of debt maturing in 2019 at a weighted-average interest rate of 5.32%; there is $1.3 million of scheduled principal amortization due in 2019; and our share of scheduled remaining 2019 principal payments and maturities on our unconsolidated debt was $0.3 million at September 30, 2019. In addition, $561.5 million of our total consolidated debt and $10.1 million of our pro-rata share of unconsolidated debt will come due in 2020. As it relates to the maturing debt in 2019 and 2020, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at September 30, 2019 and December 31, 2018 (Note 7).

Share Repurchase Program

During the nine months ended September 30, 2019, we made no repurchases under the share repurchase program (Note 10), under which $144.9 million currently remains available.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at September 30, 2019 totaled $48.1 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the three months ended September 30, 2019, the Company sold 2,149,154 shares under its ATM Program for gross proceeds of $61.6 million, or $60.6 million net of issuance costs, at a weighted-average gross price per share of $28.64. During the nine months ended September 30, 2019, the Company sold 4,816,505 shares under its ATM Program for gross proceeds of $137.8 million, or $135.8 million net of issuance costs, at a weighted-average gross price per share of $28.61.

Fund Capital

During the nine months ended September 30, 2019, Funds III, IV and V called capital contributions of $12.5 million, $17.3 million and $173.5 million, respectively, of which our aggregate share was $41.9 million. At September 30, 2019, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $10.3 million, $70.6 million and $208.9 million, respectively.

Asset Sales

As previously discussed, during the nine months ended September 30, 2019 the Funds made the following dispositions:

•

On January 24, 2019, a venture in which Fund III holds an 80% interest sold its 3104 M Street property to an unconsolidated venture (Note 4) in which the Core Portfolio holds a 20% interest for $10.5 million. The acquiring venture assumed the property’s mortgage in the amount of $4.7 million.

•	On July 24, 2019, Fund IV sold its JFK Plaza property (Note 2) for $7.8 million.
•	On August 22, 2019, Fund III sold its Nostrand Avenue property (Note 2) for $27.7 million.
•	On May 17 and September 23, 2019, Fund IV sold two residential condominium units for a total of $5.9 million.
•	On September 27, 2019 Fund IV sold its 938 W. North Street property (Note 2) for $32.0 million.

We recognized an aggregate net gain on the sales of these consolidated properties of $14.1 million, for which our share was $3.1 million net of noncontrolling interests.

Structured Financing Repayments

During the nine months ended September 30, 2019, Fund IV received full payment of $15.3 million plus accrued interest of $10.0 million on its Structured Financing investment. Notes receivable aggregating $38.7 million are scheduled to be redeemed or converted during the remainder of 2019.

Financing and Debt

As of September 30, 2019, we had $150.8 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 78 unleveraged consolidated properties with an aggregate carrying value of approximately $1.5 billion and one unleveraged unconsolidated property for which our share of the carrying value was $99.1 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2019 with the cash flow for the nine months ended September 30, 2018 (in millions):

	Nine Months Ended September 30,
	2019	2018	Variance
Net cash provided by operating activities	$95.2	$67.2	$28.0
Net cash used in investing activities	(359.6)	(76.3)	(283.3)
Net cash provided by (used in) financing activities	290.6	(54.5)	345.1
Increase (decrease) in cash and restricted cash	$26.2	$(63.6)	$89.8

Operating Activities

Our operating activities provided $28.0 million more cash during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to property acquisitions along with $10.0 million from the collection of accrued interest on a note receivable.

Investing Activities

During the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, our investing activities used $283.3 million more cash, primarily due to (i) $152.4 million more cash used in acquisition of properties, (ii) $150.8 million more cash used in investments in unconsolidated affiliates, (iii) $10.8 million less cash received from repayments of notes receivable and (iv) $11.4 million more cash used in development, construction and property improvement costs. These uses of cash were partially offset by (i) $27.4 million more cash received from disposition of properties and (ii) $14.6 million more cash received from return of capital from unconsolidated affiliates.

Financing Activities

Our financing activities provided $345.1 million more cash during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily from (i) $135.8 million more cash received from the sale of Common Shares, (ii) an increase of $114.6 million of cash provided from contributions from noncontrolling interests, (iii) $55.6 million more cash provided from net borrowings, and (iv) $55.1 million less cash used to repurchase Common Shares. These sources of cash were partially offset by $10.2 million more cash used in distributions to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of September 30, 2019 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,664.1	$613.4	$395.5	$456.0	$199.2
Interest obligations on debt	238.8	71.7	85.0	39.3	42.8
Lease obligations (a)	365.0	1.8	14.2	14.2	334.8
Construction commitments (b)	42.9	42.9	—	—	—
Total	$2,310.8	$729.8	$494.7	$509.5	$576.8

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		September 30, 2019
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Interest Rate	Maturity Date
650 Bald Hill	20.8%	$3.5	4.74%	Apr 2020
Eden Square (a)	22.8%	5.6	4.24%	Jun 2020
Promenade at Manassas (b)	22.8%	5.9	3.84%	Dec 2021
3104 M Street	20.0%	0.9	5.75%	Dec 2021
Family Center at Riverdale (c)	18.0%	5.8	3.79%	May 2022
Gotham Plaza (d)	49.0%	9.6	3.69%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.79%	Aug 2023
Crossroads	49.0%	32.0	3.94%	Oct 2024
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	8.0	4.72%	Dec 2027
Total		$168.3

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

Information as of September 30, 2019

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2019, we had total mortgage and other notes payable of $1,664.1 million, excluding the unamortized premium of $0.7 million and unamortized debt issuance costs of $9.5 million, of which $1,236.8 million, or 74.3% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $427.3 million, or 25.7%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of September 30, 2019, we were party to 34 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $696.5 million and $143.0 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of September 30, 2019 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$0.8	$26.2	$27.0	6.0%
2020	3.2	—	3.2	—%
2021	3.4	—	3.4	—%
2022	3.5	—	3.5	—%
2023	2.9	367.8	370.7	3.4%
Thereafter	15.4	185.3	200.7	3.9%
	$29.2	$579.3	$608.5

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$0.5	$94.3	$94.8	5.1%
2020	2.0	556.3	558.3	4.3%
2021	1.6	235.7	237.3	4.2%
2022	1.5	86.4	87.9	4.3%
2023	0.7	40.9	41.6	3.6%
Thereafter	0.1	35.6	35.7	3.9%
	$6.4	$1,049.2	$1,055.6

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2019 (Remainder)	$0.3	$—	$0.3	0.0%
2020	1.1	9.0	10.1	4.4%
2021	1.1	6.8	7.9	4.1%
2022	1.2	5.8	7.0	3.8%
2023	1.0	40.6	41.6	3.8%
Thereafter	1.6	99.8	101.4	4.3%
	$6.3	$162.0	$168.3

In 2019, $121.8 million of our total consolidated debt and $0.3 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $561.5 million of our total consolidated debt and $10.1 million of our pro-rata share of unconsolidated debt will become due in 2020. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $6.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.6 million. Interest expense on our variable-rate debt of $427.3 million, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2019, would increase $4.3 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.8 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of September 30, 2019, the fair value of our total consolidated outstanding debt would decrease by approximately $12.2 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $14.5 million.

As of September 30, 2019, and December 31, 2018, we had consolidated notes receivable of $94.8 million and $109.6 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of September 30, 2019, the fair value of our total outstanding notes receivable would decrease by approximately $0.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.5 million.

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

Changes in Market Risk Exposures from December 31, 2018 to September 30, 2019

Our interest rate risk exposure from December 31, 2018, to September 30, 2019, has decreased on an absolute basis, as the $558.7 million of variable-rate debt as of December 31, 2018, has decreased to $427.3 million as of September 30, 2019. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 35.8% of our consolidated debt as of December 31, 2018 compared to 25.7% as of September 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2019, at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in various matters of litigation arising out of, or incident to, our business, including the litigation described in Note 7. While we are unable to predict with certainty the outcome of any particular matter, management does not expect, when such litigation is resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our consolidated financial position.

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

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing
10.1	Second Amendment dated October 8, 2019 to Acadia Realty Limited Partnership Credit Agreement dated February 20, 2018	Incorporated by reference to the copy thereof filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 11, 2019.

10.2	Second Amended and Restated Limited Partnership Agreement dated July 23, 2019	Incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 25, 2019.

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
Chief Executive Officer,
President and Trustee

By:	/s/ John Gottfried
John Gottfried
Senior Vice President and
Chief Financial Officer

By:	/s/ Richard Hartmann
Richard Hartmann
Senior Vice President and
Chief Accounting Officer

Dated: October 24, 2019