Form 10-K
period 2019-12-31
ACADIA REALTY TRUST
filed 2020-02-21
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,311.5 million, based on a price of $27.37 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 12, 2020 was 82,127,330.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Shareholders presently scheduled to be held May 7, 2020 to be filed pursuant to Regulation 14A.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (the “Report”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part II, Item 8. Financial Statements.

PART I

ITEM.1.	BUSINESS.

GENERAL

Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our” and “Company” refer to the Trust and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, development and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States. We currently own or have an ownership interest in these properties through our Core Portfolio (as defined below). We generate additional growth through our Funds (as defined below) in which we co-invest with high-quality institutional investors.

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2019, the Trust controlled 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units,” respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT.”

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

During 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. The Company did not repurchase any shares during the years ended December 31, 2019 or 2017. As of December 31, 2019, management may repurchase up to approximately $145.0 million of the Company’s outstanding Common Shares under this program.

We launched an at-the-market (“ATM”) equity issuance program in 2012 which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” a portion of the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for other general corporate purposes. During 2019, we issued 5,164,055 Common Shares through our ATM program with gross proceeds of $147.7 million. See Note 10 for further details. No such issuances were made during 2018 or 2017.

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

INVESTING ACTIVITIES

See Item 2. Properties for a description of the properties in our Core and Fund portfolios. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of our consolidated and unconsolidated acquisitions.

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

Acquisitions

During 2019, we invested in one unconsolidated leasehold interest and one unconsolidated property (Note 4), acquired nine consolidated properties (Note 2) and invested in one leasehold interest (Note 11) in our Core portfolio for a total of $185.9 million.

Dispositions

During 2019, we sold our Pacesetter Park shopping center for $22.6 million (Note 2).

Structured Financing Investments

During 2019, we provided seller financing on our sale of Pacesetter Park shopping center in the amount of $13.5 million within our Structured Financing segment and advanced $4.3 million on an existing loan. As of December 31, 2019, we had $76.5 million invested in this program. See Note 3, for a detailed discussion of our Structured Finance Program.

Funds

Acquisitions

Fund IV – During 2019, Fund IV acquired a consolidated leasehold interest in New York City for $10.5 million (Note 11).

Fund V – During 2019, Fund V invested in four unconsolidated properties (Note 4) and three consolidated properties (Note 2) for an aggregate purchase price of $318.0 million.

Dispositions

Fund III – During 2019, Fund III sold two consolidated properties for a total of $38.2 million.

Fund IV – During 2019, Fund IV sold two consolidated properties and three residential condominium units for an aggregate of $48.6 million.

Structured Financing Investments

Fund IV – During 2019, Fund IV received repayment of a $15.3 million Structured Financing investment (Note 3).

Development and Redevelopment Activities

As part of our investing strategy, we invest in real estate assets that may require significant development. In addition, certain assets may require redevelopment to meet the demand of changing markets. As of December 31, 2019, there were five Fund development projects, and one Core development project and four Core redevelopment projects. During the year ended December 31, 2019, the Company placed one consolidated Core property into service, placed one consolidated Core property into development, placed one consolidated Core property into redevelopment and placed two consolidated Fund properties into development. See Item 2. Properties—Development Activities and Note 2.

INFLATION

Our long-term leases contain provisions designed to mitigate the adverse impact of inflation on our net income. Such provisions include escalation clauses, which generally increase rental rates during the terms of the leases, and to a lesser extent, clauses enabling us to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise. Such escalation clauses are often related to increases in the Consumer Price Index or similar inflation indexes. In addition, many of our leases are for terms of less than ten years, which permits us to seek to increase rents upon re-rental at market rates if current rents are below the then existing market rates. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100. As of December 31, 2019, we had 118 employees, of which 92 were located at our executive office and 26 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

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

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

Our board of trustees (the “Board of Trustees”), adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy.” Copies of these documents are available in the Investor Information section of our website. We will disclose future amendments to, or waivers from (with respect to our senior executive financial officers), our Code of Ethics in the Investor Information section of our website within four business days following the date of such amendment or waiver.

ITEM 1A.	RISK FACTORS.

Set forth below are the risk factors that we believe are material to our investors. You should carefully consider these risk factors, together with all of the other information included in this Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The occurrence of any of the following risks could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders. In such case, the trading price of our Common Shares could decline, and you may lose all or a significant part of your investment. This section includes or refers to certain forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Report.

The following risk factors are not exhaustive. Other sections of this Report may include additional factors that could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders.

Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for material updates to these risk factors.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

There are risks relating to investments in real estate that could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders.

Real property investments are subject to multiple risks. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand), the quality and philosophy of management, competition from other available space, and the ability to provide adequate maintenance and insurance and to control variable operating costs. Retail properties, in particular, may be affected by changing perceptions of retailers or shoppers regarding the convenience and attractiveness of the property and by the overall climate for the retail industry. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. A significant portion of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if we were unable to rent our vacant space to viable tenants on economically favorable terms or at all. In the event of default by a tenant, we may experience delays in enforcing, as well as incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced even though there may be a reduction in income from the investment.

We rely on revenues derived from tenants, in particular our key tenants, and a decrease in those revenues could adversely affect our ability to make distributions to our shareholders.

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of 20 key tenants which occupy space at more than one property and collectively account for approximately 37.8% of our consolidated revenue. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See “Item 2. Properties—Major Tenants” in this Report for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

Certain of our properties are supported by “anchor” tenants. Anchor tenants pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a tenant with comparable consumer attraction, could adversely affect the rest of the property primarily through the loss of customer drawing power. This can also occur through the exercise of the right that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term (“going dark”), such as the case of the departure of a “shadow” anchor tenant that is owned by another landlord. In addition, in the event that certain anchor tenants cease to occupy a property, such an action results in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property, also known as “co-tenancy.” Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See “Item 2. Properties—Major Tenants” in this Report.

The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our financial condition, cash flows, results of operations and property values.

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

Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection, typically under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 Bankruptcy”). Pursuant to bankruptcy law, tenants have the right to reject some or all of their leases. In the event a tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final bankruptcy plan and the availability of funds to pay its creditors. There can be no assurance that our major tenants will not declare bankruptcy, in which case we may be unable to recoup past and future rent in full, and to re-lease a terminated or rejected space on comparable terms or at all.

We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See “Item 2. Properties—Lease Expirations” in this Report for additional information regarding the scheduled lease expirations in our portfolio.

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

A decrease in the demand for retail space, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies and bankruptcy incidence, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through the Internet. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could adversely affect our financial condition, cash flows, results of operations, the trading price of our Common Shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

E-commerce can have an impact on our business because it may cause a downturn in the business of our current tenants and affect future leases.

The use of the Internet by retail consumers continues to gain in popularity and the migration toward e-commerce is expected to continue. The increase in Internet sales could result in a downturn in the business of our current tenants in their “brick and mortar” locations, adversely impacting their ability to satisfy their rent obligations, and could affect the way future tenants lease space.

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

Our operations and performance depend on general economic conditions, including consumer health. The U.S. economy has historically experienced financial downturns from time to time, including a decline in consumer spending, credit tightening and high unemployment.

While we currently believe we have adequate sources of liquidity, there can be no assurance that, in the event of a financial downturn, we will be able to obtain secured or unsecured loan facilities to meet our needs, including to purchase additional properties, to complete current development projects, or to successfully refinance our properties as loans become due. To the extent that the availability of credit is limited, it would also adversely impact our notes receivable as counterparties may not be able to obtain the financing required to repay the loans upon maturity.

Certain sectors of the U. S. economy are still experiencing weakness. Over the past several years, this structural weakness has resulted in periods of high unemployment, the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, and reduced demand and rental rates for certain retail space. There can be no assurance that the recovery will continue. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants. In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rental concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.

Political and economic uncertainty could have an adverse effect on our business.

We cannot predict how current political and economic uncertainty will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

Political and economic uncertainty poses a risk to us in that it may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets generally or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these factors could adversely affect our financial condition, cash flows and results of operations.

Inflation may adversely affect our financial condition, cash flows and results of operations.

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

Many of our real estate costs are fixed, even if income from our properties decreases, which would cause a decrease in net income.

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

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited, which could adversely affect our financial condition, cash flows, and ability to satisfy our debt service obligations and to make distributions to our shareholders. In addition, the Code contains restrictions on a REITs ability to dispose of properties that are not applicable to other types of real estate companies. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but it currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. As discussed under the heading “Our Board of Trustees may change our investment policy without shareholder approval” below, we could change our investment, disposition and financing policies and objectives without a vote of our shareholders, but such change may be delayed or more difficult to implement due to the illiquidity of real estate.

If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.

Although we have historically used moderate levels of leverage, we have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2019, our outstanding indebtedness was $1,717.9 million, of which $314.6 million was variable rate indebtedness.

None of our Declaration of Trust, our bylaws or any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased debt service requirements and a higher risk of default on our debt obligations. This in turn, could adversely affect our financial condition, cash flows and ability to make distributions to our shareholders.

Although approximately 81.7% of our outstanding debt has fixed or effectively fixed interest rates, we also borrow funds at variable interest rates. Variable rate debt exposes us to changes in interest rates, which could cause our borrowing costs to rise and may limit our ability to refinance debt. Interest expense on our variable rate debt as of December 31, 2019 would increase by $7.5 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms. We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

The Company has contracts indexed to LIBOR and is monitoring and evaluating the risks related to potential discontinuation of LIBOR, including transitioning contracts to a new alternative rate and any resulting value transfer that may occur. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

We could be adversely affected by conditions in the markets where our properties are geographically concentrated.

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 36.2% and 27.6% of the annual base rents within our Core Portfolio, respectively, and 21.0% and 3.5% of annual base rents within our Funds, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, occur in these areas.

We have pursued, and may in the future continue to pursue extensive growth opportunities, including investing in new markets, which may result in significant demands on our operational, administrative and financial resources.

We are pursuing extensive growth opportunities, some of which have been, and in the future may be, in locations in which we have not historically invested. This expansion places significant demands on our operational, administrative and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on our resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business. In addition, the acquired properties may fail to operate at expected levels due to the numerous factors that may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage the newly acquired properties.

Our inability to raise capital for new Funds or to carry out our growth strategy could adversely affect our financial condition, cash flows and results of operations.

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

Historically, a component of our growth strategy has been through private-equity type investments made through our RCP Venture, which have included investments in operating retailers. The inability of such retailers to operate profitably would have an adverse impact on income realized from these investments. Through our investments in joint ventures we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including human capital issues, adequate supply of product and material, and merchandising issues.

Furthermore, if we were unable to obtain sufficient investor capital commitments in order to initiate future Funds, this would adversely impact our current growth strategy would be adversely impacted. Because the Operating Partnership is the sole general partner or managing member of our Funds and earns promote distributions or fees for asset management, property management, construction, development, leasing and legal services, such a situation would also adversely impact the amount or ability to earn such promotes or fees.

Our development and construction activities could affect our operating results.

We intend to continue the selective development and construction of retail properties (see “Item 1. Business —Investing Activities–Funds–Development Activities”).

As opportunities arise, we may delay construction until sufficient pre-leasing is reached and financing is in place. Our development and construction activities include the risk that:

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

At times, we may also be required to use unionized construction workers or to pay the prevailing wage in a jurisdiction to unionized workers, which could increase projects costs and the risk of a strike, thereby affecting construction timelines.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may not realize a significant cash return for several years. If any of the above events occur, the development of properties may hinder our growth and could have an adverse effect on our financial condition, cash flows and results of operations. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

Developments and acquisitions may fail to perform as expected which could adversely affect our results of operations.

Our investment strategy includes the development and acquisition of retail properties in supply constrained markets in densely populated areas with high average household incomes and significant barriers to entry. The acquisition of such properties is highly competitive. Additionally, the development and acquisition of such properties entails risks that include the following, any of which could adversely affect our financial condition, cash flows, results of operations, and our ability to meet our debt obligations and make distributions to shareholders:

•	The property may fail to achieve the returns we have projected, either temporarily or for extended periods;

•	We may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•	We may not be able to integrate an acquisition into our existing operations successfully;

•

Properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project or within the time frames we project which may result in the properties' failure to achieve the returns we projected;

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

We currently have an exclusive obligation to seek investments for our Funds, which may prevent us from making acquisitions directly.

Under the terms of the organizational documents of our Funds, our primary goal is to seek investments for the Funds, subject to certain exceptions. We may only pursue opportunities to acquire retail properties directly through the Operating Partnership if (i) the ownership of the acquisition opportunity by the Funds would create a material conflict of interest for us; (ii) we require the acquisition opportunity for a “like-kind” exchange; (iii) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities or (iv) the investment is outside the parameters of our investment goals for the Funds (which, in general, seek more opportunistic level returns). As a result, we may not be able to make attractive acquisitions directly and instead may only receive a minority interest in such acquisitions through the Funds.

Our joint venture investments carry additional risks not present in our direct investments.

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co-venturer might become bankrupt, and that our partner or co-venturer may take action contrary to our instructions, requests, policies or objectives, including with respect to maintaining our qualification as a REIT. Actions by, or disputes with, joint venture partners might result in subjecting properties owned by the joint venture to additional risks. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner may have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

Additionally, our partners or co-venturers may engage in malfeasance in spite of our efforts to perform a high level of due diligence on them, which may jeopardize an investment and/or subject us to reputational risk. Such acts may or may not be covered by insurance.

Any disputes that may arise between joint venture partners and us may result in potentially costly litigation or arbitration that would prevent our officers and/or trustees from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

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

The market price of our Common Shares may fluctuate significantly in response to many factors, including:

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

Many of the factors listed above are beyond our control. Those factors may cause the market price of our Common Shares to decline significantly, regardless of our financial performance, condition and prospects. We may not provide any assurance that the market price of our Common Shares will not fall in the future, and it may be difficult for holders to sell such securities at prices they find attractive, or at all. A decline in our share price, as a result of this or other market factors, could unfavorably impact our ability to raise additional equity in the public markets.

RISKS RELATED TO STRUCTURE AND MANAGEMENT

The loss of key management members could have an adverse effect on our business, financial condition and results of operations.

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our business, financial condition and results of operations. Management continues to strengthen our team and we have CEO succession planning in place, but there can be no assurance that such planning will be capable of implementation or that our efforts will be successful. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein and into severance agreements with other senior executives; however, Mr. Bernstein and such executives may terminate their employment with us at will.

Our Board of Trustees may change our investment policy or objectives without shareholder approval.

Our Board of Trustees may determine to change our investment and financing policies or objectives, our growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. Although our Board of Trustees has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, the results of decisions made by our Board of Trustees as implemented by management may or may not serve the interests of all of our shareholders and could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders.

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

Concentration of ownership by certain investors.

As of December 31, 2019, five institutional shareholders own 5% or more individually, and 54.5% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT (due to certain “look-through provisions”), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

Restrictions on a potential change of control could prevent changes that would be beneficial to our shareholders.

Our Board of Trustees is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares of beneficial interest without shareholder approval. We have not established any series of preferred shares other than the Series A and Series C Preferred OP Units in the Operating Partnership. However, the establishment and issuance of a class or series of preferred shares could make a change of control of us that could be in the best interests of the shareholders more difficult. In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements with certain of our executives, which provide that, upon the occurrence of a change in control of us and either the termination of their employment without cause (as defined) or their resignation for good reason (as defined), such executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years' average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in the best interests of our shareholders generally.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of our Company.

Under the provisions of the Maryland General Corporation Law (the “MGCL”) applicable to REITs, certain business combinations, including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns 10% or more of the voting power of the REIT's outstanding voting shares or an affiliate or an associate, as defined in the MGCL, of the REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the REIT (an “interested shareholder”) or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the board of trustees of the REIT and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the REIT and (ii) two-thirds of the votes entitled to be cast by holders of voting shares of the REIT other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the REIT's common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or Bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our Company that might involve a premium to the market price of our Common Shares or otherwise be in the best interests of our shareholders. We are subject to some of these provisions (for example, a two-thirds vote requirement for removing a trustee) by provisions of our Declaration of Trust and Bylaws unrelated to Subtitle 8. However, pursuant to the Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on November 9, 2017, which are referenced in Part IV Item 15 hereto, the Board of Trustees approved a resolution to opt out of Section 3-803 of Subtitle 8 of Title 3 of the MGCL that allows the Board, without shareholder approval, to elect to classify into three classes with staggered three-year terms. The Articles Supplementary prohibit the Company, without the affirmative vote of a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees, from classifying the Board under Subtitle 8.

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

Increased global IT security threats are more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. The open nature of interconnected technologies may allow for a network or Web outage or a privacy breach that reveals sensitive data or transmission of harmful/malicious code to business partners and clients. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures.

Cyber-attacks may result in substantial financial and reputational cost, including but are not limited to:

•	Compromising of confidential information;

•	Manipulation and destruction of data;

•	Loss of trade secrets;

•	System downtimes and operational disruptions;

•

Remediation costs that may include liability for stolen assets or information and repairing system damage, as well as incentives offered to customers, tenants or other business partners in an effort to maintain the business relationships;

•	Loss of revenues resulting from unauthorized use of proprietary information;

•	Cost to deploy additional protection strategies, training employees and engaging third party experts and consultants;

•	Reputational damage adversely affecting investor and tenant confidence; and

•	Costly litigation.

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

We are dependent and rely on third party vendors, including Cloud providers, for redundancy of our network, system data, security and data integrity. If a vendor fails to provide services as agreed, suffers outages, business interruptions, financial difficulties or bankruptcy, we may experience service interruption, delays or loss of information. Cloud computing is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. We conduct appropriate due diligence on all services providers and restrict access, use and disclosure of personal information. We engage vendors with formal written agreements clearly defining the roles of the parties specifying privacy and data security responsibilities.

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

Climate change, natural disasters or health crises could adversely affect our properties and business.

Some of our current or future properties could be subject to natural disasters and may be impacted by climate change. To the extent climate change causes adverse changes in weather patterns, rising sea levels or extreme temperatures, our properties in certain markets may be adversely affected. Specifically, properties located in coastal regions could be affected by any future increases in sea levels or in the frequency or severity of hurricanes and storms, whether caused by climate change or other factors. Additionally, we own properties in Southern California, which in recent years has experienced intense draught and wildfires and has had earthquake activity.

Climate change could have a variety of direct or indirect adverse effects on our properties and business, including:

•	Property damage to our retail properties;

•

Indirect financial and operational impacts from disruptions to the operations of major tenants located in our retail properties from severe weather, such as hurricanes, floods, wildfires or other natural disasters;

•

Increased insurance premiums and deductibles, or a decrease in or unavailability of coverage, for properties in areas subject to severe weather, such as hurricanes, floods, wildfires or other natural disasters;

•	Increased insurance claims and liabilities;

•	Increases in energy costs impacting operational returns;

•	Changes in the availability or quality of water or other natural resources on which the tenant's business depends;

•

Decreased consumer demand for products or services resulting from physical changes associated with climate change (e.g., warmer temperatures or decreasing shoreline could reduce demand for residential and commercial properties previously viewed as desirable);

•	Incorrect long-term valuation of an equity investment due to changing conditions not previously anticipated at the time of the investment; and

•	Economic disruptions arising from the above.

Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or pay additional taxes and fees assessed on us or our properties. Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time there can be no assurance that climate change will have an adverse effect on us.

Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and, most recently, the novel coronavirus (COVID-19), are expected to increase as international travel continues to rise and could adversely impact our business by interrupting our tenants’ business, supply chains and transactional activities, disrupting travel, and negatively impacting local, national or global economies.

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

Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition, cash flows and results of operations.

Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition, cash flows and results of operations.

We carry comprehensive general liability, all-risk property, extended coverage, loss of rent insurance, and environmental liability on our properties, with policy specifications and insured limits customarily carried for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we maintain a minimum of twelve months loss of rent insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition, cash flows and results of operations.

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

We may from time to time be subject to litigation that could negatively impact our financial condition, cash flows, results of operations and the trading price of our Common Shares.

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations and the trading price of our Common Shares. Additionally, certain proceedings or the resolution of certain proceedings may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. See Item 3 included in this Report and notes to the financial statements of our quarterly reports, for pending litigation, if any.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unplanned expenditures that could adversely affect our financial condition, cash flows and results of operations.

All of our properties are required to comply with the Americans with Disabilities Act (the “ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with applicable ADA provisions, and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result of the foregoing or if a tenant is not obligated to cover the cost of compliance, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our financial condition, cash flows and results of operations. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could also adversely affect our financial condition, cash flows and results of operations.

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

On December 22, 2017, Pub. L. No. 115-97 (informally known as the Tax Cuts and Jobs Act (the “Act”)) was enacted into law. The Act made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their shareholders. The long-term effect of the significant changes made by the Act remains uncertain, and additional administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the Act could have an adverse effect on use or our shareholders or holders of our debt securities.

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

As of December 31, 2019, there are 123 operating properties in our Core Portfolio totaling approximately 5.6 million square feet of gross leasable area (“GLA”) excluding four properties under redevelopment, one property in development and one pre-stabilized property. The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 1,000 to 800,000 square feet and as of December 31, 2019, were in total, excluding the properties that were pre-stabilized or under redevelopment, 93.4% occupied.

As of December 31, 2019, we owned and operated 53 properties totaling approximately 7.5 million square feet of GLA in our Funds, excluding four properties under development. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 17 states and the District of Columbia and, as of December 31, 2019, were in total, excluding the properties under development, 88.6% occupied.

Within our Core Portfolio and Funds, we had approximately 1,100 retail leases as of December 31, 2019. A significant portion of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. An insignificant portion of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents and expense reimbursements accounted for substantially all of our total revenues for the year ended December 31, 2019.

Six of our Core Portfolio properties and three of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all of these locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2019, 2018 or 2017. See Note 7 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our Core properties at December 31, 2019:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
STREET AND URBAN RETAIL
Chicago Metro
664 N. Michigan Avenue	Tommy Bahama, Ann Taylor Loft	2013	100.0%	18,141	100.0%	100.0%	$4,845,848	$267.12
840 N. Michigan Avenue	H & M, Verizon Wireless	2014	88.4%	87,135	100.0%	100.0%	8,313,164	95.41
Rush and Walton Streets Collection (6 properties)	Lululemon, BHLDN, Reformation, Sprinkles	2011 2012	100.0%	40,210	81.4%	81.4%	5,209,839	159.23
651-671 West Diversey	Trader Joe's, Urban Outfitters	2011	100.0%	46,259	100.0%	100.0%	2,037,056	44.04
Clark Street and W. Diversey Collection (3 properties)	Ann Taylor, Starbucks	2011 2012	100.0%	23,531	50.1%	50.1%	697,459	59.10
Halsted and Armitage Collection (12 properties)	Serena and Lily, Bonobos, Allbirds Warby Parker, Marine Layer, Kiehl's	2011 2012 2019	100.0%	51,104	100.0%	100.0%	2,373,945	46.45
North Lincoln Park Chicago Collection (6 properties)	Champion, Carhartt	2011 2014	100.0%	49,921	46.8%	46.8%	822,286	35.18
State and Washington	Nordstrom Rack, Uniqlo	2016	100.0%	78,771	100.0%	100.0%	3,309,875	42.02
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,430,000	52.22
North and Kingsbury	Old Navy, Pier 1 Imports	2016	100.0%	41,700	100.0%	100.0%	1,759,227	42.19
Concord and Milwaukee	—	2016	100.0%	13,105	100.0%	100.0%	425,203	32.45
California and Armitage	—	2016	100.0%	18,275	70.6%	70.6%	621,266	48.19
Roosevelt Galleria	Petco, Vitamin Shoppe	2015	100.0%	37,995	47.7%	47.7%	604,179	33.33
Sullivan Center	Target, DSW	2016	100.0%	176,181	98.6%	98.6%	6,854,811	39.45
				709,713	89.7%	90.8%	$39,304,158	$61.77
New York Metro
Soho Collection (10 properties)	Paper Source, Faherty, ALC Stone Island, Taft, Frame, Theory	2011 2014 2019	100.0%	33,553	78.6%	89.9%	8,992,661	341.03
5-7 East 17th Street	Union Park Events	2008	100.0%	11,467	100.0%	100.0%	1,300,014	113.37
200 West 54th Street	Stage Coach Tavern	2007	100.0%	5,777	77.8%	77.8%	1,921,520	427.29
61 Main Street	—	2014	100.0%	3,470	—%	100.0%	—	—
181 Main Street	TD Bank	2012	100.0%	11,350	100.0%	100.0%	968,387	85.32
4401 White Plains Road	Walgreens	2011	100.0%	12,964	100.0%	100.0%	625,000	48.21
Bartow Avenue	—	2005	100.0%	14,590	66.6%	66.6%	324,007	33.33
239 Greenwich Avenue	Betteridge Jewelers	1998	75.0%	16,553	100.0%	100.0%	1,641,124	99.14
252-256 Greenwich Avenue	Madewell, Jack Wills, Blue Mercury	2014	100.0%	7,986	100.0%	100.0%	1,350,370	169.09
2914 Third Avenue	Planet Fitness	2006	100.0%	40,320	100.0%	100.0%	985,972	24.45
868 Broadway	Dr. Martens	2013	100.0%	2,031	100.0%	100.0%	790,705	389.32
313-315 Bowery (b)	John Varvatos, Patagonia	2013	100.0%	6,600	100.0%	100.0%	479,160	72.60
120 West Broadway	HSBC Bank	2013	100.0%	13,838	79.8%	100.0%	1,971,384	178.59

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
2520 Flatbush Avenue	Bob's Disc. Furniture, Capital One	2014	100.0%	29,114	100.0%	100.0%	1,163,976	39.98
991 Madison Avenue	Vera Wang, Gabriella Hearst	2016	100.0%	7,513	100.0%	100.0%	3,046,736	405.53
Shops at Grand	Stop & Shop (Ahold)	2014	100.0%	99,685	100.0%	100.0%	3,332,491	33.43
Gotham Plaza	Bank of America, Footlocker	2016	49.0%	25,927	58.6%	58.6%	1,067,395	70.25
				342,738	91.1%	94.1%	29,960,902	95.90
San Francisco Metro
555 9th Street	Bed, Bath & Beyond, Nordstrom Rack	2016	100.0%	148,832	100.0%	100.0%	6,219,355	41.79
				148,832	100.0%	100.0%	6,219,355	41.79
Los Angeles Metro
Melrose Place Collection	The Row, Chloe, Oscar de la Renta	2019	100.0%	14,000	100.0%	100.0%	2,365,606	168.97
				14,000	100.0%	100.0%	2,365,606	168.97
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	Ruth Chris Steak- house, TD Bank	2012	100.0%	20,669	100.0%	100.0%	1,359,986	65.80
Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667	89.1%	93.4%	1,605,057	31.24
M Street and Wisconsin Corridor (26 Properties) (c)	Lululemon, Sephora, The Reformation	2011 2016 2019	24.9%	244,709	90.8%	94.2%	16,463,715	74.08
				323,045	91.1%	94.4%	19,428,758	66.01
Boston Metro
330-340 River Street	Whole Foods	2012	100.0%	54,226	100.0%	100.0%	1,243,517	22.93
165 Newbury Street	Starbucks	2016	100.0%	1,050	100.0%	100.0%	277,719	264.49
				55,276	100.0%	100.0%	1,521,236	27.52

Total Street and Urban Retail				1,593,604	91.7%	93.5%	$98,800,015	$67.62

Acadia Share Total Street and Urban Retail				1,382,320	92.1%	93.7%	$84,810,177	$66.64

SUBURBAN PROPERTIES
New Jersey
Marketplace of Absecon	Rite Aid, Dollar Tree	1998	100.0%	104,556	84.1%	84.1%	$1,372,830	$15.61
60 Orange Street	Home Depot	2012	98.0%	101,715	100.0%	100.0%	730,000	7.18

New York
Village Commons Shopping Center	—	1998	100.0%	87,128	98.1%	98.1%	2,795,940	32.72
Branch Plaza	LA Fitness, The Fresh Market	1998	100.0%	123,345	94.2%	94.2%	3,176,630	27.34
Amboy Center	Stop & Shop (Ahold)	2005	100.0%	63,290	80.9%	89.9%	1,683,453	32.89
LA Fitness	LA Fitness	2007	100.0%	55,000	100.0%	100.0%	1,485,287	27.01

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Crossroads Shopping Center	HomeGoods,Pet- Smart, Kmart	1998	49.0%	311,904	91.8%	91.8%	7,089,909	24.77
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	255,673	100.0%	100.0%	2,188,447	8.56
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363	100.0%	100.0%	1,815,000	18.84
Bedford Green	Shop Rite, CVS	2014	100.0%	90,589	83.0%	83.0%	2,476,876	32.95

Connecticut
Town Line Plaza (d)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,346	98.7%	98.7%	1,827,704	16.99

Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021	100.0%	100.0%	1,360,858	10.47
Crescent Plaza	Home Depot, Shaw's (Supervalu)	1993	100.0%	218,148	90.9%	90.9%	1,905,550	9.60
201 Needham Street	Michael's	2014	100.0%	20,409	100.0%	100.0%	646,965	31.70
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505	100.0%	100.0%	1,311,747	32.38

Vermont
The Gateway Shopping Center	Shaw's (Supervalu)	1999	100.0%	101,474	98.4%	100.0%	2,147,052	21.50

Illinois
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	98,950	83.3%	96.4%	830,409	10.07

Indiana
Merrillville Plaza	Jo-Ann Fabrics, TJ Maxx	1998	100.0%	236,087	90.0%	90.5%	3,168,339	14.91

Michigan
Bloomfield Town Square	Best Buy, HomeGoods, TJ Maxx	1998	100.0%	235,022	96.4%	96.4%	3,745,862	16.53

Delaware
Town Center and Other (2 properties)	Lowes, Bed Bath & Beyond, Target	2003	65.1%	800,018	91.3%	91.3%	12,642,074	17.32
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	97.4%	97.4%	3,022,011	30.41
Naamans Road	—	2006	100.0%	19,850	30.1%	30.1%	433,785	72.60

Pennsylvania
Mark Plaza	Kmart	1993	100.0%	106,856	100.0%	100.0%	244,279	2.29
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	894,880	5.73
Chestnut Hill	—	2006	100.0%	37,646	100.0%	100.0%	988,897	26.27
Abington Towne Center (e)	Target, TJ Maxx	1998	100.0%	216,871	100.0%	100.0%	1,225,915	20.69

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot

Total Suburban Properties				4,016,092	94.1%	94.6%	$61,210,699	$17.30

Acadia Share Total Suburban Properties				3,606,052	94.7%	95.3%	$53,931,537	$17.00

Total Core Properties				5,609,696	93.4%	94.3%	$160,010,714	$31.99

Acadia Share Total Core Properties				4,988,372	94.0%	94.8%	$138,741,714	$31.20

(a)

Excludes properties under development, redevelopment or pre-stabilized, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than “leased occupancy,” but for which rent payment has not yet commenced. Residential and office GLA are excluded.

(b)	Represents the annual base rent paid to Acadia pursuant to a master lessee and does not reflect the rent paid by the retail tenants at the property.
(c)	Excludes 94,000 square feet of office GLA.
(d)	Anchor GLA includes a 97,300 square foot Wal-Mart store which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
(e)	Anchor GLA includes a 157,616 square foot Target store which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Fund properties at December 31, 2019:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Fund II Portfolio Detail
New York
City Point - Phase I and II	Century 21, Target, Alamo Drafthouse	2007	26.7%	469,518	65.2%	86.2%	$8,856,930	$28.91
Total - Fund II				469,518	65.2%	86.2%	$8,856,930	$28.91

Fund III Portfolio Detail
New York
654 Broadway	─	2011	24.5%	2,896	100.0%	100.0%	$455,000	$157.11
640 Broadway	Swatch	2012	15.5%	4,637	73.1%	73.1%	942,161	277.91
Cortlandt Crossing	ShopRite, HomeSense	2012	24.5%	127,849	76.5%	81.1%	2,632,143	26.92
Total - Fund III				135,382	76.9%	81.3%	$4,029,304	$38.72

Fund IV Portfolio Detail
New York
801 Madison Avenue	─	2015	23.1%	2,522	—%	—%	$—	$—
210 Bowery	─	2012	23.1%	2,538	—%	—%	—	—
27 East 61st Street	─	2014	23.1%	4,177	—%	—%	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	100.0%	100.0%	2,113,110	250.61
1035 Third Avenue (b)	─	2015	23.1%	7,617	58.7%	58.7%	1,029,564	230.38
Colonie Plaza	Price Chopper, Big Lots	2016	23.1%	153,483	94.9%	95.8%	1,662,817	11.41
New Jersey
Paramus Plaza	Ashley Furniture, Marshalls	2013	11.6%	153,060	72.9%	100.0%	2,103,780	18.86
Massachusetts
Restaurants at Fort Point	─	2016	23.1%	15,711	100.0%	100.0%	990,230	63.03
Maine
Airport Mall	Hannaford, Marshalls	2016	23.1%	221,830	68.6%	87.2%	1,027,139	6.75
Wells Plaza	Reny's, Dollar Tree	2016	23.1%	90,434	98.3%	98.3%	737,326	8.29
Shaw's Plaza (Waterville)	Shaw's	2016	23.1%	119,015	100.0%	100.0%	1,400,053	11.76
Shaw's Plaza (Windham)	Shaw's	2017	23.1%	124,330	88.4%	88.4%	1,035,744	9.42
Pennsylvania
Dauphin Plaza	Price Rite, Ashley Furniture	2016	23.1%	206,206	91.1%	91.1%	1,732,892	9.23
Mayfair Shopping Center	Planet Fitness, Dollar Tree	2016	23.1%	115,411	86.8%	97.4%	1,690,741	16.88
Rhode Island
650 Bald Hill Road	Dick's Sporting Goods, Burlington Coat Factory	2015	20.8%	160,448	85.3%	85.3%	1,978,902	14.45
Virginia
Promenade at Manassas	Home Depot	2013	22.8%	280,760	83.2%	98.6%	3,122,520	13.36
Delaware
Eden Square	Giant Food, LA Fitness	2014	22.8%	231,074	85.9%	85.9%	3,045,812	15.34
Illinois
Lincoln Place	Kohl's, Marshall's, Ross	2017	23.1%	272,060	99.6%	99.6%	3,315,314	12.23
Georgia
Broughton Street Portfolio (13 properties)	H&M, Lululemon, Michael Kors, Starbucks	2014	19.1%	100,676	83.7%	83.7%	3,152,794	37.40
North Carolina
Wake Forest Crossing	Lowe's, TJ Maxx	2016	23.1%	202,880	98.7%	99.3%	2,951,295	14.74
California
Union and Fillmore Collection (3 properties)	Eileen Fisher, L'Occitane, Bonobos	2015	20.8%	7,148	100.0%	100.0%	716,262	100.20
Total - Fund IV				2,479,812	87.7%	93.6%	$33,806,295	$15.54

Fund V Portfolio Detail
New Mexico
Plaza Santa Fe	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,223	99.4%	99.4%	$3,952,239	$17.73
Michigan
New Towne Plaza	Kohl's, Jo-Ann's, DSW	2017	20.1%	193,446	94.0%	98.3%	2,125,496	11.69
Fairlane Green	TJ Maxx, Michaels, Bed Bath & Beyond	2017	20.1%	252,904	95.7%	95.7%	5,021,289	20.74
Maryland

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Frederick County Acquisitions	Kmart, Kohl's, Best Buy, Ross Dress for Less	2019	18.1%	524,156	91.1%	97.9%	6,206,501	13.00
Connecticut
Tri-City Plaza	TJ Maxx, HomeGoods	2019	18.1%	300,067	56.7%	90.5%	2,726,231	16.04
Virginia
Landstown Commons	Best Buy, Bed Bath & Beyond, Ross Dress for Less	2019	20.1%	404,808	96.3%	97.3%	7,917,849	20.31
Florida
Palm Coast Landing	TJ Maxx, PetSmart, Ross Dress for Less	2019	20.1%	171,324	94.0%	94.0%	3,233,194	20.08
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's	2017	20.1%	380,565	98.3%	98.3%	4,295,679	11.49
Rhode Island
Lincoln Commons	Stop and Shop, Marshalls, HomeGoods	2019	20.1%	455,441	84.8%	84.8%	5,104,039	13.21
Alabama
Trussville Promenade	Wal-Mart, Regal Cinemas	2018	20.1%	463,725	95.9%	95.9%	4,471,270	10.06
Georgia
Hiram Pavilion	Kohl's, HomeGoods	2018	20.1%	362,675	98.6%	98.6%	4,228,143	11.82
California
Elk Grove Commons	Kohl's, HomeGoods	2018	20.1%	220,726	96.0%	96.0%	4,677,104	22.08
Utah
Family Center at Riverdale	Target, Gordman's, Sportman's Warehouse	2019	18.0%	427,828	96.7%	96.7%	4,027,458	9.74

Total - Fund V				4,381,888	92.0%	95.5%	$57,986,492	$14.38

TOTAL FUND PROPERTIES				7,466,600	88.6%	94.0%	$104,679,021	$15.82
Acadia Share of Total Fund Properties				1,559,270	88.3%	93.7%	$22,040,271	$16.00

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

Major Tenants

No individual retail tenant accounted for more than 5.1% of base rents for the year ended December 31, 2019, or occupied more than 6.9% of total leased GLA as of December 31, 2019. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2019. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties including the Funds (GLA and Annualized Base Rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio (a)	Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	5	454	$8,248	6.9%	5.1%
H & M	2	56	5,039	0.9%	3.1%
Walgreens (b)	7	98	4,204	1.5%	2.6%
TJX Companies (c)	26	330	3,784	5.0%	2.4%
Royal Ahold (d)	5	182	3,711	2.8%	2.3%
Nordstrom, Inc.	2	89	3,515	1.4%	2.2%
Bed, Bath, and Beyond (e)	6	137	3,371	2.1%	2.1%
Ascena Retail Group (f)	12	28	2,735	0.4%	1.7%
LA Fitness International LLC	3	108	2,680	1.6%	1.7%
Trader Joe's	5	49	2,642	0.7%	1.6%
Kohls	7	203	2,600	3.1%	1.6%
Verizon	8	29	2,566	0.4%	1.6%
Lululemon	3	8	2,431	0.1%	1.5%
Gap (h)	8	61	2,327	0.9%	1.4%
Albertsons Companies (g)	4	154	2,266	2.4%	1.4%
Home Depot	4	337	2,193	5.1%	1.4%
Ulta Salon Cosmetic & Fragrance	10	48	1,801	0.7%	1.1%
Bob's Discount Furniture	2	58	1,629	0.9%	1.0%
Tapestry (i)	2	4	1,552	0.1%	1.0%
DSW	3	40	1,464	0.6%	0.9%
Total	124	2,473	$60,758	37.8%	37.8%

(a)	Does not include tenants that operate at only one Acadia location
(b)	Walgreens (5 locations), Rite Aid (2 locations)
(c)	TJ Maxx (11 locations), Marshalls (8 locations), HomeGoods (6 locations), HomeSense (1 location)

(d)   Stop and Shop (4 locations), Giant (1 location)

(e)	Bed Bath and Beyond (4 locations), Christmas Tree Shops (1 location), Cost Plus (1 location)
(f)	Catherine’s (3 locations), Lane Bryant (4 locations), Ann Taylor Loft (1 location), Ann Taylor (1 location), Justice (2 locations), Maurices (1 location)
(g)	Shaw’s (4 locations)
(h)	Old Navy (6 locations), Banana Republic (1 location), Gap (1 location)
(i)	Kate Spade (2 locations)

Lease Expirations

The following tables show scheduled lease expirations on a pro rata basis for retail tenants in place as of December 31, 2019, assuming that none of the tenants exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	6	$470	0.3%	13,994	0.3%
2020	33	5,546	4.0%	92,281	2.1%
2021	74	16,470	11.9%	758,396	17.1%
2022	53	13,288	9.6%	345,694	7.8%
2023	61	21,621	15.6%	666,307	15.0%
2024	56	15,043	10.8%	656,819	14.8%
2025	51	16,112	11.6%	486,153	11.0%
2026	33	7,134	5.1%	161,679	3.6%
2027	23	5,673	4.1%	127,084	2.9%
2028	41	18,502	13.3%	674,430	15.2%
2029	23	6,667	4.8%	157,652	3.6%
Thereafter	27	12,216	8.9%	291,551	6.6%
Total	481	$138,742	100.0%	4,432,040	100.0%

Funds

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	16	$164	0.7%	13	0.9%
2020	68	1,522	6.9%	88	6.4%
2021	94	2,325	10.5%	147	10.7%
2022	84	2,321	10.5%	152	11.1%
2023	79	2,133	9.7%	155	11.2%
2024	71	2,182	9.9%	144	10.5%
2025	54	2,503	11.4%	185	13.4%
2026	43	1,238	5.6%	61	4.4%
2027	19	546	2.5%	51	3.7%
2028	28	1,248	5.7%	57	4.1%
2029	32	1,894	8.6%	116	8.4%
Thereafter	33	3,965	18.0%	208	15.2%
Total	621	$22,041	100.0%	1,377	100.0%

(a)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.
(b)

No single market, except as discussed below under Geographic Concentrations, represents a material amount of exposure to the Company as it relates to the rents from these leases. Given the diversity of these markets, properties and characteristics of the individual spaces, the Company cannot make any general representations as it relates to the expiring rents and the rates for which these spaces may be re-leased.

Geographic Concentrations

The following table summarizes our operating retail properties by region, excluding redevelopment and pre-stabilization properties, as of December 31, 2019. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a,c)	% Occupied (b)	Annualized Base Rent (b, c)	Annualized Base Rent per Occupied Square Foot (c)	GLA	Annualized Base Rent
Core Portfolio:
New York Metro	1,454	93.8%	$50,190	$36.81	29.1%	36.2%
Mid-Atlantic	1,191	95.5%	15,803	16.02	23.9%	11.4%
New England	772	96.9%	10,721	16.40	15.5%	7.7%
Chicago Metro	700	89.5%	38,340	61.23	14.0%	27.6%
Midwest	570	91.5%	7,745	14.85	11.4%	5.6%
San Francisco Metro	149	100.0%	6,219	41.79	3.0%	4.5%
Washington D.C. Metro	139	91.8%	7,358	57.55	2.8%	5.3%
Los Angeles Metro	14	100.0%	2,366	168.97	0.3%	1.7%
Total Core Operating Properties	4,989	94.0%	$138,742	$31.20	100.0%	100.0%

Fund Portfolio:
Southeast	425	96.3%	$6,158	$15.06	27.3%	27.9%
Northeast	480	83.7%	5,044	12.55	30.7%	22.9%
New York Metro	217	72.1%	4,621	29.52	13.9%	21.0%
West	121	96.4%	1,665	14.23	7.8%	7.6%
Mid-Atlantic	117	84.4%	1,406	14.27	7.5%	6.4%
Midwest	90	95.0%	1,437	16.86	5.8%	6.5%
Chicago Metro	63	99.6%	766	12.23	4.0%	3.5%
Southwest	45	99.4%	794	17.73	2.9%	3.6%
San Francisco Metro	1	100.0%	149	100.20	0.1%	0.6%
Total Fund Operating Properties	1,559	88.3%	$22,040	$16.00	100.0%	100.0%

(a)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
(b)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2019.
(c)	The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region.

Development and Redevelopment Activities

As part of our strategy, we invest in retail real estate assets that may require significant development. As of December 31, 2019, we had six development or redevelopment projects in various stages of the development process.

Property	Ownership (a)	Location	Estimated Stabilization	Square Feet Upon Completion	Leased Rate	Key Tenants	Outstanding Debt	Incurred (b)	Estimated Future Range			Estimated Total Range
Development:
CORE
1238 Wisconsin	100.0%	Washington DC	2022	29,000	—%	TBD	$—	$1.3	$31.3	to	$32.7	$32.6	to	$34.0
FUND II
City Point Phase III	94.2%	Brooklyn, NY	2021	63,000	—%	TBD	24.2	10.0	52.0	to	55.0	62.0	to	65.0
FUND III
Broad Hollow Commons	100.0%	Farmingdale, NY	2021	180,000 - 200,000	—%	TBD	—	17.9	32.1	to	42.1	50.0	to	60.0
FUND IV
110 University Place	100.0%	New York, NY	2022	46,000	—%	TBD	—	14.2	6.4	to	10.8	20.6	to	25.0
146 Geary	100.0%	San Francisco, CA	2022	13,000	—%	TBD	22.9	42.6	17.4	to	22.4	60.0	to	65.0
717 N. Michigan Avenue	100.0%	Chicago, IL	2020	62,000	30.0%	Disney Store	56.7	110.0	10.0	to	17.5	120.0	to	127.5

Major Redevelopment:
CORE
City Center	100.0%	San Francisco, CA	2021	241,000	90.0%	Target	—	190.2	4.8	to	10.8	195.0	to	201.0
Elmwood Park	100.0%	Elmwood Park, NJ	2021	144,000	100.0%	Walgreens	—	—	TBD	to	TBD	TBD	to	TBD
Route 6 Mall	100.0%	Honesdale, PA	TBD	TBD	100.0%	TBD	—	—	TBD	to	TBD	TBD	to	TBD
Mad River	100.0%	Dayton, OH	TBD	TBD	50.0%	TBD	—	—	TBD	to	TBD	TBD	to	TBD

Pre-Stabilized:
CORE
613-623 West Diversey	100.0%	Chicago, IL	2020	29,778	76.1%	TJ Maxx, Blue Mercury	—
FUND II
City Point, Phase I and II	94.2%	New York, NY	2020	475,000	86.2%	Century 21, Target, Alamo Drafthouse	259.1
FUND III
Cortlandt Crossing	100.0%	Mohegan Lake, NY	2020	125,906	81.1%	ShopRite, HomeSense	35.1
640 Broadway	63.1%	New York, NY	2020	4,637	73.1%	Swatch	39.5
FUND IV
Paramus Plaza	50.0%	Paramus, NJ	2020	150,660	100.0%	Ashley Furniture, Marshalls	18.9
210 Bowery	100.0%	New York, NY	2020	2,538	—%	─	—
801 Madison	100.0%	New York, NY	2020	2,625	—%	─	—
27 E 61st Street	100.0%	New York, NY	2020	4,177	—%	─	—
1035 Third Avenue	100.0%	New York, NY	2020	7,617	58.7%	─	—
							$352.6

(a)	Ownership percentage represents the Core or Fund level ownership and not Acadia’s pro rata share.
(b)	Incurred amounts include costs associated with the initial carrying value.

ITEM 3.	LEGAL PROCEEDINGS.

As previously disclosed in our periodic findings, Acadia Brandywine Holdings, LLC (“Brandywine Holdings”), a consolidated entity in which we have a 22.22% interest, is a party to litigation in connection with a mortgage loan collateralized by a Core Portfolio property held by it (the “Brandywine Loan”), which has been in default since July 1, 2016. The Brandywine Loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. The Brandywine Loan bears interest at a stated rate of approximately 6% and is subject to additional default interest of 5%. In April 2017, the successor to the original lender, Wilmington – 5190 Brandywine Parkway, LLC (the “Successor Lender”), initiated lawsuits against Brandywine Holdings in Delaware Superior Court and Delaware Chancery Court for, among other things, judgment on the note (the “Note Complaint”) and foreclosure on the property. In a contemporaneously filed action in Delaware Superior Court (the “Guaranty Complaint”), the Successor Lender initiated a lawsuit against the Operating Partnership as guarantor of certain guaranteed obligations of Brandywine Holdings set forth in a non-recourse carve-out guaranty executed by the Operating Partnership. The Guaranty Complaint alleges that the Operating Partnership is liable for the full balance of the principal, accrued interest, default interest, as well as fees and costs, under the Brandywine Loan, which the Successor Lender alleges totaled approximately $33.0 million as of November 9, 2017 (exclusive of accruing interest, default interest, and fees and costs). In August 2019, the Delaware Superior Court heard arguments on the parties’ cross-motions for summary judgement regarding both the Guaranty Complaint and the Note Complaint. On February 7, 2020, the Delaware Superior Court granted in part the Successor Lender’s motion and denied Brandywine Holdings’ and the Operating Partnership’s cross-motion, for summary judgment, finding that each of Brandywine Holdings and the Operating Partnership have recourse liability for the outstanding balance of the Brandywine Loan. The Delaware Superior Court’s decision will be appealable when a judgement is formally entered.  Brandywine Holdings and the Operating Partnership intend to appeal the ruling as soon as it becomes appealable and to vigorously contest it.

In addition, from time to time, we are a party to various legal proceedings, claims or regulatory inquiries and investigations arising out of, or incident to, our ordinary course of business. While we are unable to predict with certainty the outcome of any particular matter, management does not expect, when such matters are resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our consolidated financial position.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES AND PERFORMANCE GRAPH.

Market Information, Dividends and Holders of Record of our Common Shares

At February 12, 2020, there were 255 holders of record of our Common Shares, which are traded on the New York Stock Exchange under the symbol “AKR.” Our quarterly dividends declared are discussed in Note 10 and the characterization of such dividends for Federal Income Tax purposes is discussed in Note 14.

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

The following table provides information related to the Second Amended 2006 Plan as of December 31, 2019:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	708,632
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	708,632

Remaining Common Shares available under the Amended 2006 Plan are as follows:

Outstanding Common Shares as of December 31, 2019	87,050,465
Outstanding OP Units as of December 31, 2019	5,013,507
Total Outstanding Common Shares and OP Units	92,063,972

Common Shares and OP Units pursuant to the Second Amended 2006 Plan	8,893,681
Total Common Shares available under equity compensation plans	8,893,681

Less: Issuance of Restricted Shares and LTIP Units Granted	(5,413,276)
Issuance of Options Granted	(2,771,773)
Number of Common Shares remaining available	708,632

Share Price Performance

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2014, through December 31, 2019, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2014, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

	At December 31,
Index	2014	2015	2016	2017	2018	2019
Acadia Realty Trust	$100.00	$107.51	$109.70	$95.30	$86.34	$98.24
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
NAREIT All Equity REIT Index	100.00	102.83	111.70	121.39	116.48	149.86
SNL REIT Retail Shopping Ctr Index	100.00	105.35	109.02	96.94	81.36	103.18

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During 2018, the Company revised its share repurchase program. The new share repurchase program authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 2,294,235 shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. The Company did not repurchase any shares during the years ended December 31, 2019 or 2017. As of December 31, 2019, management may repurchase up to approximately $145.0 million of the Company’s outstanding Common Shares under this program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
OPERATING DATA:
Revenues (a)	$295,327	$259,681	$248,552	$189,804	$196,783
Operating expenses, excluding depreciation and impairment charges	(125,884)	(114,591)	(111,844)	(97,904)	(86,570)
Depreciation and amortization	(125,443)	(117,549)	(104,934)	(70,011)	(60,751)
Impairment charges	(1,721)	—	(14,455)	—	(5,000)
Gain on disposition of properties	30,324	5,140	48,886	81,965	89,063
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	8,922	9,302	23,371	39,449	37,330
Interest income	7,988	13,231	29,143	25,829	16,603
Other income	6,947	—	5,571	—	1,596
Interest expense	(73,788)	(69,978)	(58,978)	(34,645)	(37,297)
Income (loss) from continuing operations before income taxes	22,672	(14,764)	65,312	134,487	151,757
Income tax (provision) benefit	(1,468)	(934)	(1,004)	105	(1,787)
Net income (loss)	21,204	(15,698)	64,308	134,592	149,970
Loss (income) attributable to noncontrolling interests	31,841	47,137	(2,838)	(61,816)	(84,262)
Net income attributable to Acadia	$53,045	$31,439	$61,470	$72,776	$65,708

Basic and diluted earnings per share	$0.62	$0.38	$0.73	$0.94	$0.94
Weighted-average number of Common Shares outstanding, basic	84,436	82,080	83,683	76,231	68,851
Weighted-average number of Common Shares outstanding, diluted	84,436	82,080	83,685	76,244	68,870
Cash dividends declared per Common Share	$1.13	$1.09	$1.05	$1.16	$1.22
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$4,099,542	$3,697,805	$3,466,482	$3,382,000	$2,736,283
Total assets	4,309,114	3,958,780	3,960,247	3,995,960	3,032,319
Total indebtedness, net	1,708,196	1,550,545	1,424,409	1,488,718	1,358,606
Total common shareholders’ equity	1,542,308	1,459,505	1,567,199	1,588,577	1,100,488
Noncontrolling interests	644,657	622,442	648,440	589,548	420,866
Total equity	2,186,965	2,081,947	2,215,639	2,178,125	1,521,354
OTHER:
Funds from operations attributable to Common Shareholders and Common OP Unit holders (b)	126,862	118,870	134,667	117,070	111,560
Cash flows provided by (used in): (c)
Operating activities	127,177	96,076	114,655	109,848	113,598
Investing activities	(397,057)	(136,619)	4,063	(613,564)	(354,503)
Financing activities	265,042	(10,278)	(127,758)	488,365	96,101

(a)	Amounts for credit losses have been reclassified from operating expenses to revenues for the years ended December 31, 2018, 2017, 2016 and 2015.
(b)

Funds from operations is a non-GAAP measure. For an explanation of the measure and a reconciliation to the nearest GAAP measure, see “Item 7. Management’s Discussion and Analysis — Supplemental Financial Measures.”

(c)	Cash flow activities for the year ended December 31, 2015 have not been adjusted for the impact of ASUs 2016-15 and 2016-18 (Note 1).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2019, there were 186 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. See Item 2. Properties for a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at December 31, 2019.

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

SIGNIFICANT DEVELOPMENTS DURING THE year ended December 31, 2019

Investments

During the year ended December 31, 2019, within our Core portfolio we invested in twelve properties aggregating $185.9 million, inclusive of transaction costs, as follows:

•

On January 24, 2019, our unconsolidated Renaissance Portfolio venture acquired Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million (Note 4) for which our share was $2.1 million as discussed further below.

•

On March 15, March 27, May 29, July 30 and November 8, 2019, we acquired five retail condominiums located in the Soho section of New York City for a total of $87.0 million referred to as the “Soho Acquisitions” with an aggregate purchase price of approximately $122.0 million (Note 2).

•	On May 2, 2019, we entered into a ground lease (Note 11) on a development property in Washington, D.C. referred to as “1238 Wisconsin Avenue.”
•	On September 11, 2019, we acquired two buildings in Chicago, Illinois, referred to as “849 and 912 W. Armitage” for a total of $7.8 million (Note 2).
•	On October 25, 2019, we acquired a retail building in Los Angeles, California, referred to as “8436-8452 Melrose Place” for $48.7 million (Note 2).
•	On December 9, 2019, we acquired a master lease position on a building in the Soho section of New York City, referred to as “565 Broadway” for $28.8 million (Note 11).
•	On December 11, 2019, we acquired a building in Chicago, Illinois, referred to as “907 W. Armitage” for $2.9 million (Note 2).

During the year ended December 31, 2019, within our Fund portfolio we invested in eight properties aggregating $328.5 million as follows:

•

On March 19, 2019, Fund V’s unconsolidated venture (Note 4) acquired a suburban shopping center in Riverdale, Utah for $48.5 million, referred to as “Family Center at Riverdale,” of which Fund V’s share was $43.7 million.

•

On April 30, 2019, Fund V’s unconsolidated venture (Note 4) acquired a suburban shopping center in Vernon, Connecticut for $36.7 million, referred to as “Tri-City Plaza,” of which Fund V’s share was $33.0 million

•	On May 1, 2019, Fund IV acquired a leasehold interest (Note 11) in a retail and parking condominium in a building in New York, New York for $10.5 million, referred to as “110 University Place.”
•	On May 6, 2019, Fund V acquired a suburban shopping center (Note 2) in Palm Coast, Florida for $36.6 million, referred to as “Palm Coast Landing.”
•	On June 21, 2019, Fund V acquired a suburban shopping center (Note 2) in Lincoln, Rhode Island for $54.3 million, referred to as “Lincoln Commons.”
•	On August 2, Fund V acquired a suburban shopping center (Note 2) in Virginia Beach, Virginia for $87.0 million, referred to as “Landstown Commons.”
•

On August 21, Fund V’s unconsolidated venture (Note 4) acquired two suburban shopping centers in Frederick County, Maryland for a total of $54.9 million, referred to as the “Frederick County Acquisitions,” for which Fund V’s share was $49.4 million.

Dispositions

On October 28, 2019, we sold our Pacesetter Park shopping center for $22.6 million (Note 2) and recognized a gain on the sale of this property of $16.8 million.

During the year ended December 31, 2019, we made four consolidated property dispositions and sold three condominium units (Note 2) from our Fund Portfolio for gross proceeds totaling $86.8 million as follows:

•

On January 24, 2019, a venture in which Fund III holds an 80% interest sold its 3104 M Street property to an unconsolidated venture (Note 4), in which the Core Portfolio holds a 20% interest, for $10.5 million. The acquiring venture assumed the property’s mortgage in the amount of $4.7 million.

•	On July 24, 2019, Fund IV sold its consolidated JFK Plaza property for $7.8 million (Note 2).
•	On August 22, 2019, Fund III sold its consolidated Nostrand Avenue property for $27.7 million (Note 2).
•	On May 17, September 23, and November 7, 2019, Fund IV sold three consolidated residential condominium units for a total of $8.8 million (Note 2).

•	On September 27, 2019 Fund IV sold its consolidated 938 W. North Avenue property for $32.0 million (Note 2).

The Funds recognized a net aggregate gain on the sales of these consolidated properties of $13.6 million and our share was $2.9 million, net of noncontrolling interests.

Financings

During the year ended December 31, 2019, we obtained aggregate new consolidated financings of $358.9 million (Note 7) and unconsolidated financings of $122.5 million, including:

•

An additional $100.0 million of borrowing capacity on our senior unsecured revolving credit facility was obtained by amending the facility on October 8, 2019, bringing the total revolving credit capacity to $250.0 million.

•	An aggregate of $258.9 million in new consolidated mortgage financing was obtained through one Fund II loan, three Fund IV loans and five Fund V loans.
•	Fund V also obtained a total of $122.5 million in new mortgage financing for its three unconsolidated joint ventures (Note 4).

In addition, during the year ended December 31, 2019, the Funds repaid mortgage debt aggregating $71.1 million (Note 7) at five consolidated Fund properties, four of which were sold, and Fund IV repaid a $9.4 million mortgage at one of its unconsolidated joint venture properties (Note 4).

Structured Financing

During the year ended December 31, 2019, we entered into the following structured financing transactions (Note 3):

•	We redeemed a $15.3 million Fund IV Structured Financing investment;
•	We provided seller financing in the amount of $13.5 million in connection with the sale of our Pacesetter Park property (Note 2); and
•	We funded an additional $4.3 million on an existing loan.

Equity Issuance

During the year ended December 31, 2019, the Company sold 5,164,055 shares under its ATM program (Note 10) for gross proceeds of $147.7 million, or $145.5 million net of issuance costs, at a weighted-average gross price per share of $28.61.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The results of operations by reportable segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2019				December 31, 2018				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$173.2	$122.2	$—	$295.3	$166.8	$92.9	$—	$259.7	$6.4	$29.3	$—	$35.6
Depreciation and amortization	(61.8)	(63.6)	—	(125.4)	(60.9)	(56.6)	—	(117.5)	0.9	7.0	—	7.9
Property operating expenses, other operating and real estate taxes	(47.0)	(43.4)	—	(90.5)	(44.1)	(36.2)	—	(80.2)	2.9	7.2	—	10.3
General and administrative expenses	—	—	—	(35.4)	—	—	—	(34.3)	—	—	—	1.1
Impairment charge	—	(1.7)	—	(1.7)	—	—	—	—	—	1.7	—	1.7
Gain on disposition of properties	16.8	13.6	—	30.3	—	5.1	—	5.1	16.8	8.5	—	25.2
Operating income	81.1	26.9	—	72.6	61.9	5.2	—	32.7	19.2	21.7	—	39.9
Interest income	—	—	8.0	8.0	—	—	13.2	13.2	—	—	(5.2)	(5.2)
Equity in earnings (losses) of unconsolidated affiliates	9.0	(0.1)	—	8.9	7.4	1.9	—	9.3	1.6	(2.0)	—	(0.4)
Interest expense	(28.3)	(45.5)	—	(73.8)	(27.6)	(42.4)	—	(70.0)	0.7	3.1	—	3.8
Other income	0.3	6.6	—	6.9	—	—	—	—	0.3	6.6	—	6.9
Income tax provision	—	—	—	(1.5)	—	—	—	(0.9)	—	—	—	(0.6)
Net income (loss)	62.1	(12.0)	8.0	21.2	41.7	(35.3)	13.2	(15.7)	20.4	23.3	(5.2)	36.9
Net loss attributable to noncontrolling interests	0.3	31.5	—	31.8	0.8	46.4	—	47.1	0.5	14.9	—	15.3
Net income attributable to Acadia	$62.5	$19.5	$8.0	$53.0	$42.4	$11.0	$13.2	$31.4	$20.1	$8.5	$(5.2)	$21.6

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $20.1 million for the year ended December 31, 2019 compared to the prior year as a result of the changes further described below.

Revenues for our Core Portfolio increased $6.4 million for the year ended December 31, 2019 compared to the prior year due primarily to $5.8 million from the acceleration of amortization on a below-market lease related to a tenant that vacated in 2019 and $3.4 million related to Core Portfolio property acquisitions. These increases were offset by a $2.4 million decrease in 2019 due to the acceleration of amortization on below- market leases due to two tenants that vacated in 2018.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $2.9 million for the year ended December 31, 2019 compared to the prior year primarily due to $1.3 million from increased real estate tax expense at City Center and $1.1 million from increased legal expenses in the portfolio in 2019.

Gain on disposition of properties for $16.8 million relates to the sale of Pacesetter Park in 2019 (Note 2).

Equity in earnings of unconsolidated affiliates for our Core Portfolio increased $1.6 million for the year ended December 31, 2019 compared to the prior year primarily due to $1.0 million from the conversion of a note receivable into an increased ownership in real estate during 2018 along with $0.7 million from lease up at various joint venture properties in 2019.

Interest expense for our Core Portfolio increased $0.7 million for the year ended December 31, 2019 compared to the prior year due to a $1.3 million increase related to higher average outstanding borrowings, a $1.2 million increase related to higher average interest rates and $0.3 million from higher loan cost amortization in 2019. These increases were partially offset by $2.1 million more interest capitalized in 2019.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $8.5 million for the year ended December 31, 2019 compared to the prior year as a result of the changes described below.

Revenues for the Funds increased $29.3 million for the year ended December 31, 2019 compared to the prior year primarily due to (i) $19.8 million increase from Fund property acquisitions in 2018 and 2019, (ii) $5.1 million from the acceleration of amortization on a below-market lease, (iii) $3.6 million from lease up at Fund II’s City Point property, (iv) $3.0 million related to Fund III’s Cortlandt Crossing property being placed into service and (v) $2.1 million from the consolidation of Fund IV’s Broughton Street Portfolio. These increases were partially offset by $2.8 million due to property sales in 2019 (described further below) and $1.4 million from the acceleration of amortization of a below-market lease related to a bankruptcy in 2018.

Depreciation and amortization for the Funds increased $7.0 million for the year ended December 31, 2019 compared to the prior year primarily due to Fund property acquisitions in 2018 and 2019.

Property operating expenses, other operating and real estate taxes for the Funds increased $7.2 million for the year ended December 31, 2019 compared to the prior year due Fund property acquisitions in 2018 and 2019.

The $1.7 million impairment charge in 2019 (Note 8) relates to residential condominium units at Fund IV’s 210 Bowery that were sold during 2019.

Gain on disposition of properties for the Funds increased $8.5 million for the year ended December 31, 2019 compared to the prior year due to the sales of 938 West North Avenue and JFK Plaza in Fund IV and Nostrand Avenue and 3104 M Street in Fund III during 2019 compared to the sales of Lake Montclair and 1861 Union in Fund IV in 2018 (Note 2, Note 4).

Equity in earnings of unconsolidated affiliates for the Funds decreased $2.0 million for the year ended December 31, 2019 compared to the prior year primarily due to a $3.2 million distribution from Fund III’s Storage Post venture in 2018, a cost method investment, (Note 4) offset by $1.1 million from the recognition of 100% of the net loss from the Broughton Street Portfolio in 2018 as our partner is no longer absorbing their share of the losses.

Interest expense for the Funds increased $3.1 million for the year ended December 31, 2019 compared to the prior year due to a $6.2 million increase related to higher average outstanding borrowings and $1.5 million from higher loan cost amortization in 2019 associated with Fund acquisitions. These increases were partially offset by $4.8 million more interest capitalized in 2019.

Other income for the Funds increased $6.6 million for the year ended December 31, 2019 compared to the prior year due to $5.0 million from the New Market Tax Credit transaction at Fund II’s City Point investment (Note 7) and $1.6 million from an incentive fee earned from Fund III’s Storage Post Venture.

Net loss (income) attributable to noncontrolling interests for the Funds increased $14.9 million for the year ended December 31, 2019 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. (Income) loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $17.5 million and $18.0 million for the years ended December 31, 2019 and 2018, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $5.2 million for the year ended December 31, 2019 compared to the prior year primarily due to the conversion of a portion of two notes receivable into increased ownership in the underlying real estate (Note 4) during 2018 along with the payoff of a note made to Fund IV during 2019.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Unallocated general and administrative expense increased $1.1 million for the year ended December 31, 2019 compared to the prior year period primarily due to internal leasing salaries no longer being capitalized in 2019.

Prior Year Periods

Discussions of 2017 items and comparisons between the year ended December 31, 2018 and 2017, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Consolidated operating income (a)	$72,603	$32,681	$66,205
Add back:
General and administrative	35,416	34,343	33,756
Depreciation and amortization	125,443	117,549	104,934
Impairment charge	1,721	—	14,455

Less:
Above/below market rent and straight-line rent	(24,447)	(23,521)	(21,110)
Gain on disposition of properties	(30,324)	(5,140)	(48,886)
Consolidated NOI	180,412	155,912	149,354

Noncontrolling interest in consolidated NOI	(52,248)	(37,496)	(28,379)
Less: Operating Partnership's interest in Fund NOI included above	(13,870)	(9,790)	(7,927)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	25,948	24,919	19,539
NOI - Core Portfolio	$140,242	$133,545	$132,587

(a)	Prior year amounts have been adjusted to include gains on disposition of properties, which have been reclassified to operating income effective January 1, 2019.
(b)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Year Ended December 31,
	2019	2018
Core Portfolio NOI	$140,242	$133,545
Less properties excluded from Same-Property NOI	(16,312)	(14,235)
Same-Property NOI	$123,930	$119,310

Percent change from prior year period	3.9%

Components of Same-Property NOI:
Same-Property Revenues	$167,806	$163,469
Same-Property Operating Expenses	(43,876)	(44,159)
Same-Property NOI	$123,930	$119,310

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on comparable leases executed within our Core Portfolio for the year ended December 31, 2019. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Year Ended December 31, 2019
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	42	42
GLA commencing	507,431	507,431
New base rent	$17.48	$18.22
Expiring base rent	$16.65	$15.77
Percent growth in base rent	5.0%	15.5%
Average cost per square foot (a)	$5.52	$5.52
Weighted average lease term (years)	6.9	6.9

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Acadia	$53,045	$31,439	$61,470

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	89,373	85,852	83,515
Impairment charge (net of noncontrolling interests' share)	395	—	1,088
Gain on disposition of properties (net of noncontrolling interests' share)	(19,786)	(994)	(15,565)
Income attributable to Common OP Unit holders	3,295	2,033	3,609
Distributions - Preferred OP Units	540	540	550
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$126,862	$118,870	$134,667

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	84,435,826	82,080,159	83,682,789
Weighted-average OP Units outstanding	5,111,262	4,941,661	4,741,058
Basic weighted-average shares outstanding, FFO	89,547,088	87,021,820	88,423,847
Assumed conversion of Preferred OP Units to common shares	499,345	499,345	505,045
Assumed conversion of LTIP units and restricted share units to common shares	—	206,646	69,488
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	90,046,433	87,727,811	88,998,380

Diluted Funds from operations, per Common Share and Common OP Unit	$1.41	$1.35	$1.51

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2019, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $101.0 million.

Investments in Real Estate

As previously discussed, during the year ended December 31, 2019, within our Core and Fund portfolios we invested in 20 new properties aggregating $514.4 million (Note 2, Note 4, Note 11). For activity subsequent to December 31, 2019, see Note 17.

Structured Financing Investment

During the year ended December 31, 2019, we advanced an additional $4.3 million on a note receivable and provided seller financing for $13.5 million (Note 3).

Capital Commitments

During the year ended December 31, 2019, we made capital contributions aggregating $32.8 million to our Funds. At December 31, 2019, our share of the remaining capital commitments to our Funds aggregated $86.1 million as follows:

•

$3.3 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$21.2 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our original share was $122.5 million.
•	$61.6 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our initial share is $104.5 million.

In addition, during April 2018, a distribution was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

Development Activities

During the year ended December 31, 2019, capitalized costs associated with development activities totaled $25.6 million (Note 2). At December 31, 2019, there were five Core portfolio properties under development and redevelopment and five Fund properties under development for which the estimated total cost to complete these projects through 2022 was $154.0 million to $191.3 million and our share was approximately $93.0 million to $111.1 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,	December 31,
	2019	2018
Total Debt - Fixed and Effectively Fixed Rate	$1,403,324	$1,001,658
Total Debt - Variable Rate	314,604	558,675
	1,717,928	1,560,333
Net unamortized debt issuance costs	(10,383)	(10,541)
Unamortized premium	651	753
Total Indebtedness	$1,708,196	$1,550,545

As of December 31, 2019, our consolidated outstanding mortgage and notes payable aggregated $1,717.9 million, excluding unamortized premium of $0.7 million and unamortized loan costs of $10.4 million, and were collateralized by 44 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 2.95% to 6.00% with maturities that ranged from February 2020 to April 2035. Taking into consideration $948.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,403.3 million of the portfolio debt, or 81.7%, was fixed at a 3.56% weighted-average interest rate and $314.6 million, or 18.3% was floating at a 3.71% weighted average interest rate as of December 31, 2019. Our variable-rate debt includes $143.3 million of debt subject to interest rate caps.

There is $431.5 million of Fund debt maturing in 2020 at a weighted-average interest rate of 4.46%, including $121.5 million of debt with available one-year extension options and $240.0 million at Fund II for which the Company is actively seeking refinancing; there is $5.8 million of scheduled principal amortization due in 2020; and our share of scheduled remaining 2020 principal payments and maturities on our unconsolidated debt was $10.1 million at December 31, 2019. In addition, $287.7 million of our total consolidated debt and $7.9 million of our pro-rata share of unconsolidated debt will come due in 2021. As it relates to the maturing debt in 2020 and 2021, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at December 31, 2019 and 2018 (Note 7).

Share Repurchase Program

The Company did not repurchase any of its Common Shares pursuant to its new share repurchase program (Note 10) during the year ended December 31, 2019.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2019 totaled $15.8 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the year ended December 31, 2019, the Company sold 5,164,055 shares under its ATM Program for gross proceeds of $147.7 million, or $145.5 million net of issuance costs, at a weighted-average gross price per share of $28.61.

Fund Capital

During the year ended December 31, 2019, Fund III called capital contributions totaling $12.5 million, Fund IV called capital contributions of $17.3 million and Fund V called capital contributions of $128.2 million, of which our aggregate proportionate share from all Funds was $32.8 million. At December 31, 2019, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were $10.8 million, $10.3 million, $70.6 million and $245.1 million, respectively.

Asset Sales

As previously discussed, during the year ended December 31, 2019, within our Fund portfolio we sold one Core and four Fund consolidated properties, and three Fund consolidated residential condominium units for an aggregate sales price of $109.3 million (Note 2).

Structured Financing Repayments

During the year ended December 31, 2019, Fund IV received full payment of $15.3 million plus accrued interest of $10.0 million on its Structured Financing investment. (Note 3).

Financing and Debt

As of December 31, 2019, we had $326.0 million of additional capacity under existing consolidated Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 78 unleveraged consolidated properties with an aggregate carrying value of approximately $1.5 billion and one unleveraged unconsolidated property for which our share of the carrying value was $100.7 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2019 with the cash flow for the year ended December 31, 2018 (in millions):

	Year Ended December 31,
	2019	2018	Variance
Net cash provided by operating activities	$127.2	$96.1	$31.1
Net cash used in investing activities	(397.1)	(136.6)	(260.5)
Net cash provided by (used in) financing activities	265.0	(10.3)	275.3
Decrease in cash and restricted cash	$(4.8)	$(50.8)	$46.0

Operating Activities

Our operating activities provided $31.1 million more cash during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to property acquisitions along with $10.0 million from the collection of accrued interest on a note receivable.

Investing Activities

During the year ended December 31, 2019 as compared to the year ended December 31, 2018, our investing activities used $260.5 million more cash, primarily due to (i) $209.5 million more cash used in acquisition and lease of properties, (ii) $148.1 million more cash used in investments in unconsolidated affiliates,  and (iii) $10.8 million less cash received from repayments of notes receivable. These uses of cash were partially offset by (i) $79.7 million more cash received from return of capital from unconsolidated affiliates, (ii) $24.9 million more cash received from disposition of properties, and (iii) $5.6 million less cash used in development, construction and property improvement costs.

Financing Activities

Our financing activities provided $275.3 million more cash during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily from (i) $145.5 million more cash received from the sale of Common Shares, (ii) $114.1 million more cash provided from contributions from noncontrolling interests, (iii) $55.1 million less cash used to repurchase Common Shares, and (iv) $40.9 million more cash provided from net borrowings. These sources of cash were partially offset by $69.8 million more cash used in distributions to noncontrolling interests and $5.0 million more cash used in dividends paid to Common Shareholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of December 31, 2019 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,717.9	$437.3	$455.2	$627.5	$197.9
Interest obligations on debt	207.4	63.1	78.1	37.4	28.8
Lease obligations	346.9	7.0	13.7	13.8	312.4
Construction commitments (a)	41.1	41.1	—	—	—
Total	$2,313.3	$548.5	$547.0	$678.7	$539.1

(a)   In conjunction with the development of our Core Portfolio and Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		December 31, 2019
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
650 Bald Hill Road	20.8%	$3.5	4.35%	Apr 2020
Eden Square	22.8%	5.5	3.00%	Jun 2020
Promenade at Manassas	22.8%	5.9	3.45%	Dec 2021
3104 M Street	20.0%	0.9	5.25%	Dec 2021
Family Center at Riverdale	18.0%	5.8	3.40%	May 2022
Gotham Plaza	49.0%	9.5	3.30%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.40%	Aug 2023
Crossroads	49.0%	31.8	3.94%	Oct 2024
Tri-City Plaza	18.1%	5.5	3.09%	Oct 2024
Frederick Crossing	18.1%	4.4	3.26%	Dec 2024
Frederick County Square	18.1%	2.7	4.00%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	8.1	4.72%	Dec 2027
Total		$180.6

(a)	Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at December 31, 2019, where applicable.

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

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. An impairment charge is recorded for a decline that is considered to be other-than-temporary as a reduction in the carrying value of the investment. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended December 31, 2019, 2018 and 2017.

Bad Debts

We assess the collectability of our accounts receivable related to tenant revenues. We first apply the guidance under ASC Topic 842 “Leases” (“ASC 842”) in assessing our rents receivable: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this initial assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable. Rents receivable at December 31, 2019 and 2018 are shown net of an allowance for doubtful accounts of $11.4 million and $7.9 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below-market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocate purchase price based on these assessments. When acquisitions of properties do not meet the criteria for business combinations, as is the case for the majority of the Company’s acquisitions, no goodwill is recorded and acquisition costs are capitalized. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the respective leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to us of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.

We assess the collectability of our accounts receivable related to tenant revenues as described under the heading “Bad Debts” above.

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

Information as of December 31, 2019

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2019, we had total mortgage and other notes payable of $1,717.9 million, excluding the unamortized premium of $0.7 million and unamortized debt issuance costs of $10.4 million, of which $1,403.3 million, or 81.7% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $314.6 million, or 18.3%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2019, we were party to 40 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $948.8 million and $143.3 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2019 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020	$3.3	$26.3	$29.6	6.0%
2021	3.5	—	3.5	—%
2022	3.6	60.8	64.4	3.0%
2023	2.9	367.9	370.8	3.0%
2024	2.6	7.3	9.9	4.7%
Thereafter	13.1	177.2	190.3	3.8%
	$29.0	$639.5	$668.5

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020	$2.5	$405.3	$407.8	4.4%
2021	2.8	281.5	284.3	4.0%
2022	3.1	100.0	103.1	3.9%
2023	3.7	40.9	44.6	3.2%
2024	2.5	199.5	202.0	3.5%
Thereafter	0.3	7.3	7.6	3.6%
	$14.9	$1,034.5	$1,049.4

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020	$1.2	$8.9	$10.1	4.0%
2021	1.2	6.7	7.9	3.7%
2022	1.2	5.8	7.0	3.4%
2023	1.2	40.6	41.8	3.4%
2024	0.9	38.2	39.1	3.8%
Thereafter	0.8	73.9	74.7	4.4%
	$6.5	$174.1	$180.6

In 2020, $437.3 million of our total consolidated debt and $10.1 million of our pro-rata share of unconsolidated outstanding debt will become due, substantially all of which is Fund debt including $121.5 million of debt with available one-year extension options and $240.0 million at Fund II for which the Company is actively seeking refinancing. In addition, $287.7 million of our total consolidated debt and $7.9 million of our pro-rata share of unconsolidated debt will become due in 2021. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $7.4 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. Interest expense on our variable-rate debt of $314.6 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2019, would increase $3.1 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2019, the fair value of our total consolidated outstanding debt would decrease by approximately $11.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $13.6 million.

As of December 31, 2019, and 2018, we had consolidated notes receivable of $114.9 million and $111.8 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2019, the fair value of our total outstanding notes receivable would decrease by approximately $1.1 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.1 million.

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

Changes in Market Risk Exposures from December 31, 2018 to December 31, 2019

Our interest rate risk exposure from December 31, 2018, to December 31, 2019, has decreased on an absolute basis, as the $558.7 million of variable-rate debt as of December 31, 2018, has decreased to $314.6 million as of December 31, 2019. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 35.8% of our consolidated debt as of December 31, 2018 compared to 18.3% as of December 31, 2019.

ITEM 8.FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Acadia Realty Trust

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedules listed in the index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 20, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase price allocation

As described in note 2 to the consolidated financial statements, during the year ended December 31, 2019, the Company acquired approximately $334 million of tangible and intangible real estate assets and $10 million of related intangible liabilities. The Company allocates the purchase price of real estate investments to the identifiable assets and liabilities acquired based on their relative fair values. The determination of fair value requires significant judgment by management and third-party valuation specialists to develop significant estimates and market-based assumptions used in the cash flow models.

We identified the purchase price allocation process as a critical audit matter. Auditing management’s judgments regarding market-based assumptions used in the discounted cash flow models including the forecasts of future revenue and operating expense growth rates, market capitalization rates and discount rates involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls relating to management’s purchase price allocation process including controls over assessment of the reasonableness of market-based assumptions.

•

Assessing the reasonableness of significant market-based assumptions through: (i) benchmarking against third-party market data, industry metrics, and reviewing relevant supporting documentation, and (ii) assessing whether such assumptions were consistent with evidence obtained in other areas of the audit.

•

Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the methodologies, certain assumptions, and mathematical accuracy of the underlying models used in the preparation of the purchase price allocations.

Assessment of impairment of real estate and real-estate related investments

As described in note 2 to the consolidated financial statements, the Company’s net investment balance in real estate was $3.2 billion as of December 31, 2019. This represents the Company’s ownership interest in 186 properties. In addition, as described in notes 3 and 4 to the consolidated financial statements, the Company’s investments in unconsolidated affiliates and structured loan portfolio was $0.3 billion and $0.1 billion, respectively. During the year ended December 31, 2019, the Company recorded impairment charges of $1.7 million related to its real estate investments. The Company tests the recoverability of the real estate and real-estate related investments whenever events or changes in circumstances indicate that amounts may not be recoverable. Significant management’s judgment is involved in determining if impairment indicators exist, assessing investments for recoverability and measuring fair value of the real estate and real-estate related investments.

We identified the assessment of impairment of the real estate and real-estate related investments as a critical audit matter due to the complexity of management’s judgments relating to: (i) assessment of impairment indicators, and (ii) assessment of inputs and assumptions used in the expected future cash flows to determine fair values of real estate investments. Auditing management’s judgments relating to the existence of impairment indicators and market-based assumptions used in the cash flow models including future revenue and operating expense growth rates, market capitalization rates, discount rates, and holding periods involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls relating to: (i) assessment of the existence of impairment indicators, and (ii) assessment of real estate investments for recoverability and measurement of impairment including controls over the market-based assumptions used in the cash flow models.

•

Testing the reasonableness of the significant market-based assumptions used in the cash flow models used by the Company against relevant supporting documentation and market-based information, industry metrics and other relevant information.

•	Assessing whether the financial forecasts used by the Company in the impairment analysis were consistent with those used to support other judgments in the financial statements.
•	Utilizing professionals with specialized skills and knowledge to assist in evaluating the reasonableness of the discount rates and certain other market-based information utilized by management.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

New York, New York

February 20, 2020

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except per share amounts)	2019	2018
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$3,355,913	$3,160,851
Real estate under development	253,402	120,297
Net investments in real estate	3,609,315	3,281,148
Notes receivable, net	114,943	111,775
Investments in and advances to unconsolidated affiliates	305,097	262,410
Other assets, net	190,658	206,408
Cash and cash equivalents	15,845	21,268
Restricted cash	14,165	13,580
Rents receivable	59,091	62,191
Total assets	$4,309,114	$3,958,780

LIABILITIES
Mortgage and other notes payable, net	$1,170,076	$1,017,288
Unsecured notes payable, net	477,320	533,257
Unsecured line of credit	60,800	—
Accounts payable and other liabilities	371,516	286,072
Dividends and distributions payable	27,075	24,593
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,362	15,623
Total liabilities	2,122,149	1,876,833
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 87,050,465 and 81,557,472 shares, respectively	87	82
Additional paid-in capital	1,706,357	1,548,603
Accumulated other comprehensive (loss) income	(31,175)	516
Distributions in excess of accumulated earnings	(132,961)	(89,696)
Total Acadia shareholders’ equity	1,542,308	1,459,505
Noncontrolling interests	644,657	622,442
Total equity	2,186,965	2,081,947
Total liabilities and equity	$4,309,114	$3,958,780

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands except per share amounts)	2019	2018	2017
Revenues
Rental income	$291,190	$254,508	$242,138
Other	4,137	5,173	6,414
Total revenues	295,327	259,681	248,552
Operating expenses
Depreciation and amortization	125,443	117,549	104,934
General and administrative	35,416	34,343	33,756
Real estate taxes	39,315	36,712	35,946
Property operating	51,153	42,679	39,958
Impairment charges	1,721	—	14,455
Other operating	—	857	2,184
Total operating expenses	253,048	232,140	231,233

Gain on disposition of properties	30,324	5,140	48,886
Operating income	72,603	32,681	66,205
Equity in earnings of unconsolidated affiliates inclusive of gain on disposition of properties of $0, $0 and $15,336, respectively	8,922	9,302	23,371
Interest income	7,988	13,231	29,143
Other income	6,947	—	5,571
Interest expense	(73,788)	(69,978)	(58,978)
Income (loss) from continuing operations before income taxes	22,672	(14,764)	65,312
Income tax provision	(1,468)	(934)	(1,004)
Net income (loss)	21,204	(15,698)	64,308
Net loss (income) attributable to noncontrolling interests	31,841	47,137	(2,838)
Net income attributable to Acadia	$53,045	$31,439	$61,470

Basic and diluted earnings per share	$0.62	$0.38	$0.73

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income (loss)	$21,204	$(15,698)	$64,308
Other comprehensive (loss) income:
Unrealized (loss) income on valuation of swap agreements	(35,674)	(2,659)	634
Reclassification of realized interest on swap agreements	(872)	71	3,317
Other comprehensive (loss) income	(36,546)	(2,588)	3,951
Comprehensive (loss) income	(15,342)	(18,286)	68,259
Comprehensive loss (income) attributable to noncontrolling interests	36,696	47,627	(3,377)
Comprehensive income attributable to Acadia	$21,354	$29,341	$64,882

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	308	—	5,104	—	—	5,104	(5,104)	—
Issuance of Common Shares	5,164	5	145,493	—	—	145,498	—	145,498
Dividends/distributions declared ($1.13 per Common Share/OP Unit)	—	—	—	—	(96,310)	(96,310)	(7,124)	(103,434)
Employee and trustee stock compensation, net	21	—	546	—	—	546	10,411	10,957
Noncontrolling interest distributions	—	—	—	—	—	—	(94,289)	(94,289)
Noncontrolling interest contributions	—	—	—	—	—	—	161,628	161,628
Comprehensive (loss) income	—	—	—	(31,691)	53,045	21,354	(36,696)	(15,342)
Reallocation of noncontrolling interests	—	—	6,611	—	—	6,611	(6,611)	—
Balance at December 31, 2019	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657	$2,186,965

Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	117	—	2,068	—	—	2,068	(2,068)	—
Repurchase of Common Shares	(2,294)	(2)	(55,109)	—	—	(55,111)	—	(55,111)
Dividends/distributions declared ($1.09 per Common Share/OP Unit)	—	—	—	—	(89,122)	(89,122)	(6,888)	(96,010)
Employee and trustee stock compensation, net	26	—	574	—	—	574	12,374	12,948
Noncontrolling interest distributions	—	—	—	—	—	—	(24,793)	(24,793)
Noncontrolling interest contributions	—	—	—	—	—	—	47,560	47,560
Comprehensive income (loss)	—	—	—	(2,098)	31,439	29,341	(47,627)	(18,286)
Reallocation of noncontrolling interests	—	—	4,556	—	—	4,556	(4,556)	—
Balance at December 31, 2018	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947

Balance at January 1, 2017	83,598	$84	$1,594,926	$(798)	$(5,635)	$1,588,577	$589,548	$2,178,125
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	87	—	1,541	—	—	1,541	(1,541)	—
Dividends/distributions declared ($1.05 per Common Share/OP Unit)	—	—	—	—	(87,848)	(87,848)	(6,453)	(94,301)
Employee and trustee stock compensation, net	23	—	698	—	—	698	10,457	11,155
Noncontrolling interest distributions	—	—	—	—	—	—	(32,805)	(32,805)
Noncontrolling interest contributions	—	—	—	—	—	—	85,206	85,206
Comprehensive income	—	—	—	3,412	61,470	64,882	3,377	68,259
Reallocation of noncontrolling interests	—	—	(651)	—	—	(651)	651	—
Balance at December 31, 2017	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,204	$(15,698)	$64,308
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,443	117,549	104,934
Distributions of operating income from unconsolidated affiliates	11,273	15,556	15,556
Equity in earnings and gains of unconsolidated affiliates	(8,922)	(9,302)	(23,371)
Stock compensation expense	10,957	12,948	11,155
Amortization of financing costs	7,577	6,008	5,985
Impairment charge	1,721	—	14,455
Gain on disposition of properties	(30,324)	(5,140)	(48,886)
Gain on change in control	—	—	(5,571)
Deferred gain on tax credits	(5,034)	—	—
Other, net	(11,627)	(11,768)	(10,621)
Changes in assets and liabilities:
Other liabilities	(4,466)	6,161	(4,285)
Prepaid expenses and other assets	8,198	(7,168)	(6,498)
Rents receivable, net	(455)	(10,044)	(11,274)
Accounts payable and accrued expenses	1,632	(3,026)	8,768
Net cash provided by operating activities	127,177	96,076	114,655
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(319,673)	(147,985)	(200,429)
Acquisition of leasehold interests	(39,031)	—	—
Development, construction and property improvement costs	(89,270)	(94,834)	(108,142)
Issuance of or advances on notes receivable	(3,608)	(3,002)	(10,600)
Proceeds from the disposition of properties, net	88,738	63,866	260,711
Investments in and advances to unconsolidated affiliates and other	(151,281)	(3,161)	(6,535)
Return of capital from unconsolidated affiliates and other	105,999	26,338	43,684
Proceeds from notes receivable	15,250	26,000	32,000
Return of deposits for properties under contract	2,870	1,692	(2,000)
Payment of deferred leasing costs	(7,051)	(6,106)	(5,202)
Change in control of previously unconsolidated affiliate	—	573	576
Net cash (used in) provided by investing activities	(397,057)	(136,619)	4,063
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(168,211)	(81,726)	(306,119)
Principal payments on unsecured debt	(521,600)	(632,300)	(277,134)
Proceeds received on mortgage and other notes	326,268	187,173	156,344
Proceeds from unsecured debt	526,400	648,800	359,625
Payments of finance lease obligations	(2,749)	—	—
Repurchase of Common Shares	—	(55,111)	—
Proceeds from the sale of Common Shares, net	145,498	—	—
Capital contributions from noncontrolling interests	161,628	47,560	85,206
Distributions to noncontrolling interests	(101,370)	(31,568)	(39,942)
Dividends paid to Common Shareholders	(93,902)	(88,887)	(99,527)
Deferred financing and other costs	(6,920)	(4,219)	(6,211)
Net cash provided by (used in) financing activities	265,042	(10,278)	(127,758)
Decrease in cash and restricted cash	(4,838)	(50,821)	(9,040)
Cash of $21,268, $74,823 and $71,805 and restricted cash of $13,580, $10,846 and $22,904, respectively, beginning of year	34,848	85,669	94,709
Cash of $15,845, $21,268 and $74,823 and restricted cash of $14,165, $13,580 and $10,846, respectively, end of year	$30,010	$34,848	$85,669

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
(in thousands)	2019	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $12,586 and $5,625 and $13,509 respectively	$53,586	$61,832	$49,942
Cash paid for income taxes, net of refunds	$730	$1,227	$875

Supplemental disclosure of non-cash investing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$4,666	$2,597	$2,173
Right-of-use assets, finance leases obtained in exchange for finance lease liabilities	$16,349	$—	$—
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$76,965	$—	$—
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$57,165	$—	$—
Capital lease obligation exchanged for finance lease liability	$71,111	$—	$—
Note receivable exchanged for sale of real estate	$13,530	$—
Other liabilities exchanged for operating lease liabilities	$946	$—	$—
Assumption of debt through investments in unconsolidated affiliates	$4,688	$—	$—
Acquisition of undivided interest in a property through conversion of notes receivable	$—	$22,201	$60,695
Acquisition of real estate through conversion of note receivable	$—	$—	$9,142

Change in control of previously unconsolidated (consolidated) investment
(Increase) decrease in real estate	$828	$(31,836)	$(39,322)
Decrease (increase) in investments in and advances to unconsolidated affiliates	(1,189)	35,881	4,159
Change in other assets and liabilities	12	(3,472)	(1,842)
Decrease in right-of-use assets, finance leases	11,051	—	—
Decrease in finance lease liability	(10,702)	—	—
Decrease in notes receivable	—	—	32,010
Gain on change in control	—	—	5,571
Increase in cash and restricted cash upon change of control	$—	$573	$576

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2019 and 2018, the Company controlled approximately 95% and 94% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of December 31, 2019, the Company has ownership interests in 129 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 57 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and collectively with Fund II, Fund III, and Fund IV, the “Funds”). The 186 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2019 (b)	Unfunded Commitment (b)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of December 31, 2019 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$347.1	$15.0	28.33%	8%	$146.6
Fund III	5/2007	24.54%	436.4	13.6	24.54%	6%	568.8
Fund IV	5/2012	23.12%	438.1	91.9	23.12%	6%	193.1
Fund V	8/2016	20.10%	213.3	306.7	20.10%	6%	11.1

(a)	Amount represents the current economic ownership at December 31, 2019, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount remains subject to re-contribution to Fund II until April 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Segments

At December 31, 2019, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control in accordance with FASB Accounting Standards Codification Topic 810 “Consolidation.” The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income.

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

Reclassifications

Certain prior year amounts with regard to gains on dispositions of properties and credit losses have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Deferred Costs

External fees and costs paid in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. External fees and costs incurred in connection with obtaining financing are deferred and amortized as a component of interest expense over the term of the related debt obligation on a straight-line basis, which approximates the effective interest method. Effective January 1, 2019, internal leasing costs are no longer being capitalized as discussed further below under ASU 2016-02.

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

Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. The Company identifies its noncontrolling interests separately within the equity section on the Company’s consolidated balance sheets. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s consolidated statements of income. Noncontrolling interests also include amounts related to common and preferred OP Units issued to unrelated third parties in connection with certain property acquisitions. In addition, the Company periodically issues common OP Units and LTIPs to certain employees of the Company under its share-based incentive program. Unit holders generally have the right to redeem their units for Common Shares subject to blackout and other limitations. Common and restricted OP Units are included in the caption Noncontrolling interest within the equity section on the Company’s consolidated balance sheets.

Revenue Recognition and Accounts Receivable

Effective January 1, 2019, and as further described below, the Company accounts for its leases under ASC 842. Pursuant to ASC 842, the Company has made an accounting policy election to not separate the non-lease components from its leases, such as common area maintenance, and has accounted for each of its leases as a single lease component. In addition, the Company has elected to account only for those taxes that it pays on behalf of the tenant as reimbursable costs and will not account for those taxes paid directly by the tenant. Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. As of December 31, 2019 and 2018, unbilled rents receivable relating to the straight-lining of rents of $48.4 million and $47.2 million, respectively, are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company assesses the collectability of its accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, the Company will first apply the guidance under ASC 842 in assessing its rents receivable: if collection of rents under specific operating leases is not probable, then the Company recognizes the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this initial assessment is completed, the Company applies a general reserve, as provided under ASC 450-20, if applicable. Rents receivable at December 31, 2019 and 2018 are shown net of an allowance for doubtful accounts of $11.4 million and $7.9 million, respectively.

Stock-Based Compensation

Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. The Company recognizes these compensation costs for only those shares or units expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. The Company includes stock-based compensation within general and administrative expense on the consolidated statements of income.

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

The Act was enacted in December 2017 and is generally effective for tax years beginning in 2018. This new legislation did not have a material adverse effect on the Company’s business and allows non-corporate shareholders to deduct a portion of the Company’s dividends.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although it may qualify for REIT status for federal income tax purposes, the Company is subject to state or local income or franchise taxes in certain jurisdictions in which some of its properties are located. In addition, taxable income from non-REIT activities managed through the Company’s TRS is fully subject to federal, state and local income taxes.

The Company accounts for TRS income taxes under the liability method as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred income taxes are recognized for the temporary differences between the GAAP basis and tax basis of the TRS income, assets and liabilities.

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In 2019, the Company recorded valuation allowances to reduce deferred tax assets when it determined that an uncertainty existed regarding their realization, which increased the provision for income taxes. In making such determination, the Company considered all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carry-forwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business. To the extent facts and circumstances change in the future, further adjustments to the valuation allowances may be required.

Recently Adopted Accounting Pronouncements

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, will be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the former model, with the distinction between operating, sales-type and direct-financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard, ASC Topic 606, Revenue from Contracts with Customers (Topic 606).

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

•	ASU 2018-10, Codification Improvements to Topic 842, Leases. These amendments provide minor clarifications and corrections to ASU 2016-02
•	ASU 2018-11, Leases (Topic 842): Targeted Improvements.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

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

As lessor, the Company has more than 1,000 leases with retail tenants and to a lesser extent with office and residential tenants. A significant majority of its leases are on a triple-net basis. The impact of adoption of ASU 2016-02 for the Company as lessor was as follows effective January 1, 2019:

•

The Company has elected the lessor practical expedient to not separate common area maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. Common area maintenance is  considered a non-lease component within the scope of Topic 606 and reimbursements of taxes and insurance are considered contractual payments that do not transfer a good or service to the tenant; however, such revenues related to leases, which were formerly reported as reimbursed expenses, have been reported within lease revenues in the presentation of the statement of income subsequent to the implementation of ASC 842. Prior year classifications under ASC 840 have been reclassified to conform to the current period presentation.

•

Due to its election of available practical expedients, the Company notes that post-adoption substantially all existing leases, and new leases compared to similar existing leases, had no change in the timing of revenue recognition.

•

The Company’s internal leasing costs have been expensed as incurred, as opposed to being capitalized and deferred. Commissions subsequent to successful lease execution will continue to be capitalized. After adoption, the Company no longer capitalizes internal leasing costs that were previously capitalized (the Company capitalized $1.7 million of internal leasing costs during the year ended December 31, 2018).

•

The Company has existing easement arrangements that have not been previously identified as leases. The Company’s existing and similar future easement arrangements will not be classified as rental revenue but as other revenues as these arrangements do not transfer control to the counterparty.

•

The Company has made a policy election to continue to account for only those taxes described under ASU 2018-20 that it pays on behalf of the tenant as reimbursable costs and will not account for those taxes paid directly by the lessee which are considered lessee costs.

As lessee, the Company was party to 13 ground, office and equipment leases with future payment obligations aggregating approximately $203.1 million at December 31, 2018. The impact of adoption of ASU 2016-02 for the Company as lessee was as follows (Note 11):

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Accounting Topics

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company adopted this guidance effective January 1, 2019, which had no material effect on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company adopted this guidance effective January 1, 2019 and there was no impact on the Company’s consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance; however, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. For those amendments that were effective January 1, 2019 or earlier, there was no material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In April 2019, the FASB issued ASU No. 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides updates and clarifications to three previously-issued ASUs: 2016-01 Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, described further below and which the Company has not yet adopted; and 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which the Company early adopted effective January 1, 2018. The updates related to ASU 2016-13 (discussed below) have the same transition as ASU 2016-13 and are effective for periods beginning after December 15, 2019, with adoption permitted after the issuance of ASU 2019-04. The updates related to ASU 2017-12 are effective for the Company on January 1, 2020. The updates related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2019, the FASB issued ASU No. 2019-05 Financial Instruments — Credit Losses (Topic 326) which provides relief to certain entities adopting ASU 2016-13 (discussed below). The amendments accomplish those objectives by providing entities with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. ASU 2019-05 has the same transition as ASU 2016-13 and is effective for periods beginning after December 15, 2019, with adoption permitted after this update. The Company currently does not expect to utilize this election upon adoption of ASU 2016-13 (discussed below) because it does not currently have any significant held-to-maturity debt securities.

In November 2018, the FASB issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments — Credit Losses. This ASU modifies ASU 2016-13 (discussed below). The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measure at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2018-19 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. As previously discussed, the Company accounts for its lease receivables utilizing the guidance of ASC 842 and does not expect to make any adjustments related to the implementation of ASU 2019-19.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. Upon implementation of ASU 2016-13 and other related guidance, the Company expects to record additional reserves related to its Structured Financing portfolio of loans receivable, but does not expect that these adjustments will be material to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company will make the required updates to its fair value disclosures beginning with its 2020 interim reports.

In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of such arrangements that are service contracts and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. This ASU, which is effective for fiscal years beginning after December 15, 2019, has been early adopted by the Company effective January 1, 2019. As of December 31, 2019, the Company has capitalized and deferred approximately $0.2 million related to the ongoing implementation of two separate software applications for internal use pursuant to this new guidance.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	December 31, 2019	December 31, 2018
Land	$756,297	$710,469
Buildings and improvements	2,740,479	2,594,828
Tenant improvements	173,686	151,154
Construction in progress	13,617	44,092
Properties under capital lease (Note 11)	—	76,965
Right-of-use assets - finance leases (Note 11)	102,055	—
Right-of-use assets - operating leases (Note 11), net	60,006	—
Total	3,846,140	3,577,508
Less: Accumulated depreciation and amortization	(490,227)	(416,657)
Operating real estate, net	3,355,913	3,160,851
Real estate under development, at cost	253,402	120,297
Net investments in real estate	$3,609,315	$3,281,148

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions and Conversions

During the years ended December 31, 2019 and December 31, 2018, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2019 Acquisitions
Core
Soho Acquisitions - 41, 45, 47, 51 and 53 Greene Street - New York, NY (a)	100%	Mar 15, 2019 Mar 27, 2019 May 29, 2019 Jul 30, 2019 Nov 8, 2019	$87,006
849, 907 and 912 W. Armitage - Chicago, IL	100%	Sep 11, 2019 Dec 11, 2019	10,738
8436-8452 Melrose Place - Los Angeles, CA	100%	Oct 25, 2019	48,691
Subtotal Core			146,435

Fund V
Palm Coast Landing - Palm Coast, FL	100%	May 6, 2019	36,644
Lincoln Commons - Lincoln, RI	100%	Jun 21, 2019	54,299
Landstown Commons - Virginia Beach, VA	100%	Aug 2, 2019	86,961
Subtotal Fund V			177,904
Total 2019 Acquisitions			$324,339

2018 Acquisitions and Conversions
Core
Bedford Green Land Parcel - Bedford Hills, NY	100%	Mar 23, 2018	$1,337
Subtotal Core			1,337

Fund IV
Broughton Street Partners I - Savannah, GA (Conversion) (Note 4)	100%	Oct 11, 2018	36,104
Subtotal Fund IV			36,104

Fund V
Trussville Promenade - Trussville, AL	100%	Feb 21, 2018	45,259
Elk Grove Commons - Elk Grove, CA	100%	Jul 18, 2018	59,320
Hiram Pavilion - Hiram, GA	100%	Oct 23, 2018	44,443
Subtotal Fund V			149,022
Total 2018 Acquisitions and Conversions			$186,463

(a)

The Soho Acquisitions are a collection of seven properties located in New York, NY with an aggregate purchase price of approximately $122.0 million under two separate contracts. One of the remaining properties was acquired in January 2020 (Note 17). The acquisition of the remaining property is expected to be finalized during 2020. No assurance can be given that the Company will successfully close on the remaining acquisitions under contract, which are subject to customary closing conditions.

The 2019 Acquisitions and 2018 Acquisitions and Conversions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018. For the years ended December 31, 2019 and 2018, the Company capitalized $2.6 million and $0.3 million of acquisition costs, respectively, of which $2.2 million related to the Core Portfolio and $0.4 million related to the Funds in 2019 and $0.3 million related to the Funds in 2018. No debt was assumed in any of the 2019 Acquisitions or 2018 Acquisitions or Conversions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The purchase prices for the 2019 Acquisitions and the 2018 Acquisitions and Conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net Assets Acquired
Land	$78,263	$38,086
Buildings and improvements	221,185	129,586
Acquisition-related intangible assets (Note 6)	34,972	26,693
Acquisition-related intangible liabilities (Note 6)	(10,081)	(7,902)
Net assets acquired	$324,339	$186,463

Consideration
Cash	$319,673	$147,985
Liabilities assumed	4,666	2,597
Existing interest in previously unconsolidated investment	—	35,881
Total consideration	$324,339	$186,463

Dispositions

During the years ended December 31, 2019 and 2018, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2019 Dispositions
3104 M Street - Washington, DC (Note 4)	Fund III	Jan 24, 2019	$10,500	$2,014
210 Bowery - 3 Residential Condos - New York, NY	Fund IV	May 17, 2019 Sep 23, 2019 Nov 7, 2019	8,826	(242)
JFK Plaza - Waterville, ME	Fund IV	Jul 24, 2019	7,800	2,075
3780-3858 Nostrand Avenue - New York, NY	Fund III	Aug 22, 2019	27,650	2,562
938 W North Avenue - Chicago, IL	Fund IV	Sep 27, 2019	32,000	7,144
Pacesetter Park - Pomona, NY	Core	Oct 28, 2019	22,550	16,771
Total 2019 Dispositions			$109,326	$30,324

2018 Dispositions
Sherman Avenue - New York, NY	Fund II	Apr 17, 2018	$26,000	$33
Lake Montclair - Dumfries, VA	Fund IV	Aug 27, 2018	22,450	2,923
1861 Union Street - San Francisco, CA	Fund IV	Aug 29, 2018	6,000	2,184
210 Bowery - 4 Residential Condos - New York, NY	Fund IV	Nov 30, 2018 Dec 10, 2018 Dec 17, 2018 Dec 21, 2018	12,050	—
Total 2018 Dispositions			$66,500	$5,140

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues	$7,295	$11,633	$23,617
Expenses	(6,403)	(10,084)	(31,651)
Gain on disposition of properties	30,324	5,140	48,886
Net income attributable to noncontrolling interests	(10,515)	(4,742)	(29,233)
Net income attributable to Acadia	$20,701	$1,947	$11,619

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2018		Year Ended December 31, 2019			December 31, 2019
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	1	$7,759	$57,342	$5,581	$9,819	—	$60,863
Fund II	—	7,462	—	3,241	—	—	10,703
Fund III	1	21,242	12,313	2,685	—	1	36,240
Fund IV	1	83,834	47,689	14,073	—	2	145,596
Total	3	$120,297	$117,344	$25,580	$9,819	3	$253,402

The number of properties in the table above refers to projects comprising the entire property; however, certain projects represent a portion of a property. During the year ended December 31, 2019, the Company placed the following projects into development:

•	a portion of City Center (Core)
•	a portion of Cortlandt Crossing (Fund III)
•	a portion of 110 University Place (Fund IV, Note 11)
•	its 146 Geary Street property (Fund IV)

During the year ended December 31, 2019, the Company placed one Core development project, 56 E. Walton, into service. Fund II amounts relate to the City Point Phase III project.

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

3. Notes Receivable, Net

The Company’s notes receivable, net were generally collateralized either by the underlying properties or the borrower’s ownership interest in the entities that own the properties, and were as follows (dollars in thousands):

	December 31,	December 31,	December 31, 2019
Description	2019	2018	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$76,467	$58,637	5	Apr 2020 - Apr 2026	4.7% - 8.1%
Fund II	33,170	32,582	1	Dec 2020	1.75%
Fund III	5,306	5,306	1	Jul 2020	18.0%
Fund IV	—	15,250	—	Feb 2021	15.3%
	$114,943	$111,775	7

(a)	Includes two notes receivable from OP Unit holders, which are collateralized by their OP Units, with balances totaling $6.5 million at December 31, 2019 and $4.8 million at December 31, 2018.

During the year ended December 31, 2019, the Company:

•	redeemed its $15.3 million Fund IV investment plus accrued interest of $10.0 million;
•	provided seller financing to the buyer in the amount of $13.5 million with an effective interest rate of 5.1%, collateralized by Pacesetter Park, in connection with the sale of the property (Note 2);
•	funded an additional $4.3 million on a Core note receivable from an OP Unit holder;
•	increased the balance of a Fund II note receivable by the interest accrued of $0.4 million;
•

stopped accruing interest on one Fund III loan, due to the estimated market value of the collateral. The note had $4.7 million of accrued interest at each of December 31, 2018 and December 31, 2019 and was guaranteed by a third party;

•	extended the maturity for a Core note receivable to June 2, 2020; and
•

modified one Core loan to defer $0.4 million of interest until maturity. Subsequent to modification, the first mortgage, which aggregated $20.8 million including accrued interest, was in default as of December 31, 2019. The Company believes that the collateral is sufficient to cover the outstanding principal and interest.

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

Earnings from these notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 12). See Note 17 for information about investments subsequent to December 31, 2019.

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

		Ownership Interest	December 31,	December 31,
Portfolio	Property	December 31, 2019	2019	2018
Core:
	840 N. Michigan (a)	88.43%	$61,260	$65,013
	Renaissance Portfolio	20%	31,815	32,458
	Gotham Plaza	49%	29,466	29,550
	Town Center (a, b)	75.22%	97,674	99,758
	Georgetown Portfolio	50%	4,498	4,653
	1238 Wisconsin Avenue	80%	1,194	—
			225,907	231,432

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	94.23%	17	21
	Self Storage Management (d)	95%	207	206
			224	227
Fund IV:
	Broughton Street Portfolio (e)	50%	12,702	3,236
	Fund IV Other Portfolio	98.57%	14,733	14,540
	650 Bald Hill Road	90%	12,450	12,880
			39,885	30,656

Fund V:	Family Center at Riverdale (a)	89.42%	13,329	—
	Tri-City Plaza	90%	10,250	—
	Frederick County Acquisitions	90%	15,070	—
			38,649	—

Various:	Due to Related Parties		(1,902)	(461)
	Other (f)		2,334	556
	Investments in and advances to unconsolidated affiliates		$305,097	$262,410

Core:
	Crossroads (g)	49%	$15,362	$15,623
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,362	$15,623

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017 and March 2018, as discussed below, the Company increased its ownership in Town Center.
(c)	Distributions, discussed below, have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)

Also referred to as “BSP II” as discussed further below. The Company is entitled to a 15% return on its cumulative capital contribution which was $5.9 million and $3.0 million at December 31, 2019 and 2018, respectively. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $9.4 million and $2.8 million at December 31, 2019 and 2018, respectively.

(f)	Includes cost-method investments in Albertson’s (Note 8), Storage Post, Fifth Wall (discussed below) and other investments.
(g)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core Portfolio

2019 Acquisitions of Unconsolidated Investments

On January 24, 2019, the Renaissance Portfolio, in which the Company owns a 20% noncontrolling interest, acquired a 7,300 square foot property in Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million (Note 2) less the assumption of the outstanding mortgage of $4.7 million.

On August 8, 2019, the Company invested $1.8 million in Fifth Wall Ventures Retail Fund, L.P. (“Fifth Wall”). During the fourth quarter 2019, the Company invested $0.1 million in Fifth Wall. Additionally, in November 2019, Fifth Wall distributed $0.2 million. The Company’s total commitment is $5.0 million. The Company accounts for its interest at cost less impairment given its ownership is less than five percent, the investment has no readily determinable fair value, and the Company has virtually no influence over the partnership’s operating and financial policies. At December 31, 2019, the Company’s investment was $1.7 million.

On May 2, 2019, the Company acquired a ground lease interest at 1238 Wisconsin Avenue in Washington, D.C. (“1238 Wisconsin”). Prior to the fourth quarter of 2019, the Company had a controlling interest, and therefore consolidated the property within the Company’s financial statements. During December 2019, the Company entered into an operating agreement in order to admit a co-investor and property manager, who was also appointed the development manager under a separate agreement. As a result of these transactions and the significant participation rights of the co-investor, the Company de-consolidated 1238 Wisconsin and accounted for its interest under the equity method of accounting effective October 1, 2019 as it does not control but exercises significant influence over the investment. No gain or loss was recognized as the Company’s investment approximated fair value at the time of de-consolidation.

Brandywine Portfolio, Market Square and Town Center

The Company owns an interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio” joint venture) located in Wilmington, Delaware, which includes two properties referred to as “Market Square” and “Town Center.” Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During April 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy-in-common interest, as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company de-consolidated the Brandywine Portfolio and accounted for its interest under the equity method of accounting effective May 1, 2016. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying net assets were unchanged, the Company reflected the change from consolidation to equity method based upon its historical cost. The Brandywine Portfolio and Market Square ventures do not include the property held by Acadia Brandywine Holdings, LLC (“Brandywine Holdings”), an entity in which the Company has a 22.22% controlling interest and therefore consolidates.

Additionally, in April 2016, the Company repaid the outstanding balance of $140.0 million of non-recourse debt collateralized by the Brandywine Portfolio and provided a note receivable collateralized by the partners’ tenancy-in-common interest in the Brandywine Portfolio for their proportionate share of the repayment. On May 1, 2017, the Company exchanged $16.0 million of the $153.4 million notes receivable (the “Brandywine Notes Receivable”) (Note 3) plus accrued interest of $0.3 million for one of the partner’s 38.89% tenancy-in-common interests in Market Square. The Company already had a 22.22% interest in Market Square and continued to apply the equity method of accounting for its aggregate 61.11% noncontrolling interest in Market Square and its 22.22% interest in Town Center through November 16, 2017. The incremental investment in Market Square was recorded at $16.3 million and the excess of this amount over the venture’s book value associated with this interest, or $9.8 million, was being amortized over the remaining depreciable lives of the venture’s assets through November 16, 2017. On November 16, 2017, the Company exchanged an additional $16.0 million of Brandywine Notes Receivable plus accrued interest of $0.6 million for the remaining 38.89% interest in Market Square, thereby obtaining a 100% controlling interest in the property. The exchange was deemed to be a business combination and as a result, the property was consolidated and a gain on change of control of $5.6 million was recorded.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depreciable lives of the venture’s assets. The Company continues to apply the equity method of accounting for its aggregate 75.22% noncontrolling interest in Town Center after the March 2018 transaction.

At December 31, 2019, $38.7 million of the Brandywine Note Receivable remains outstanding (Note 3), which is collateralized by the remaining 24.78% undivided interest in Town Center.

Fund Investments

2019 Acquisitions of Unconsolidated Investments

On March 19, 2019, Fund V obtained a 99.35% interest in a joint venture which in turn obtained a 90% undivided interest in the property and invested in a 428,000 square-foot property located in Riverdale, Utah referred to as “Family Center at Riverdale” for $48.5 million. The property is held by the venture as a tenancy in common. The Company accounts for its interest in the Family Center at Riverdale under the equity method of accounting as it does not control but exercises significant influence over the investment.

On April 30, 2019, Fund V acquired a 90% interest in a venture which invested in a 300,000 square-foot property located in Vernon, Connecticut referred to as “Tri-City Plaza” for $36.7 million. The Company accounts for its interest in Tri-City Plaza under the equity method of accounting as it does not control but exercises significant influence over the investment.

On August 21, 2019, Fund V acquired a 90% interest in a venture which invested in a 225,000 square foot property and a 300,000 square foot property, both located in Frederick County, Maryland collectively referred to as the “Frederick County Acquisitions” for $21.8 million and $33.1 million, respectively. The Company accounts for its interest in the Frederick County Acquisitions under the equity method of accounting as it does not control but exercises significant influence over the investment.

Storage Post

On June 29, 2019, Fund III’s Storage Post venture, which is a cost-method investment with no carrying value, distributed $1.6 million of which the Operating Partnership’s share was $0.4 million. On May 15, 2018, Fund III’s Storage Post venture, distributed $3.2 million of which the Operating Partnership’s share was $0.8 million.

Broughton Street Portfolio

During 2014, Fund IV acquired 50% interests in two joint ventures referred to as “BSP I” and “BSP II” with the same venture partner to acquire and operate a total of 23 properties in Savannah, Georgia referred to as the “Broughton Street Portfolio.” Since that time, as described below, the ventures have sold eight of the properties and terminated the master leases on two of the properties. In October 2018, the venture partner relinquished its interest in BSP I, which held 11 consolidated properties (Note 2), resulting in Fund IV becoming the 100% owner of the BSP I venture.  Fund IV accounted for this transaction as an asset purchase at fair value whereby its existing preferred and common interests were deemed consideration for the properties and no gain or loss was recognized. At December 31, 2019, the Broughton Street portfolio had 13 remaining properties, two of which are unconsolidated and are held within the BSP II venture.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.3 million and $0.5 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $1.3 million and $1.6 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	December 31, 2019	December 31, 2018
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$656,265	$487,846
Real estate under development	1,341	—
Other assets	85,540	89,890
Total assets	$743,146	$577,736
Liabilities and partners’ equity:
Mortgage notes payable	$502,036	$408,967
Other liabilities	77,785	54,585
Partners’ equity	163,325	114,184
Total liabilities and partners’ equity	$743,146	$577,736

Company's share of accumulated equity	$186,864	$139,028
Basis differential	100,962	103,812
Deferred fees, net of portion related to the Company's interest	1,270	3,646
Amounts payable by the Company	(1,902)	(461)
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	287,194	246,025
Cost method investments	2,541	762
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,362	15,623
Investments in and advances to unconsolidated affiliates	$305,097	$262,410

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Combined and Condensed Statements of Income
Total revenues	$88,585	$80,184	$83,222
Operating and other expenses	(24,624)	(23,586)	(24,711)
Interest expense	(21,874)	(19,954)	(18,733)
Depreciation and amortization	(25,358)	(22,228)	(24,192)
Loss on debt extinguishment	—	—	(154)
(Loss) gain on disposition of properties	—	(1,673)	18,957
Net income attributable to unconsolidated affiliates	$16,729	$12,743	$34,389

Company’s share of equity in net income of unconsolidated affiliates	$11,772	$12,345	$26,039
Basis differential amortization	(2,850)	(3,043)	(2,668)
Company’s equity in earnings of unconsolidated affiliates	$8,922	$9,302	$23,371

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	December 31, 2019	December 31, 2018
Other Assets, Net:
Lease intangibles, net (Note 6)	$116,820	$115,939
Deferred charges, net (a)	28,746	28,619
Prepaid expenses	18,873	18,422
Other receivables	3,996	2,896
Accrued interest receivable	9,872	17,046
Due from seller	3,682	4,000
Deposits	1,853	4,611
Corporate assets, net	1,565	1,953
Income taxes receivable	1,755	2,070
Derivative financial instruments (Note 8)	2,583	7,018
Deferred tax assets	913	2,032
Due from related parties	—	1,802
	$190,658	$206,408

(a) Deferred Charges, Net:
Deferred leasing and other costs	$49,081	$45,011
Deferred financing costs related to line of credit	10,051	8,960
	59,132	53,971
Accumulated amortization	(30,386)	(25,352)
Deferred charges, net	$28,746	$28,619

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$82,926	$95,045
Lease liability - finance leases, net (Note 11)	77,657	—
Accounts payable and accrued expenses	68,838	65,215
Lease liability - operating leases, net (Note 11)	56,762	—
Derivative financial instruments (Note 8)	39,061	7,304
Deferred income	33,682	34,052
Tenant security deposits, escrow and other	12,590	10,588
Capital lease obligations (Note 11)	—	71,111
Other	—	2,757
	$371,516	$286,072

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

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$249,961	$(137,108)	$112,853	$216,021	$(105,972)	$110,049
Above-market rent	17,227	(13,260)	3,967	18,169	(12,279)	5,890
	$267,188	$(150,368)	$116,820	$234,190	$(118,251)	$115,939

Amortizable Intangible Liabilities
Below-market rent	$(160,721)	$78,315	$(82,406)	$(152,188)	$57,721	$(94,467)
Above-market ground lease	(671)	151	(520)	(671)	93	(578)
	$(161,392)	$78,466	$(82,926)	$(152,859)	$57,814	$(95,045)

During the year ended December 31, 2019, the Company acquired in-place lease intangible assets of $36.1 million, above-market rents of $0.6 million, and below-market rents of $10.4 million with weighted-average useful lives of 7.9, 6.7, and 21.7 years, respectively. During the year ended December 31, 2018, the Company acquired in-place lease intangible assets of $24.2 million, above-market rents of $2.5 million, and below-market rents of $7.9 million with weighted-average useful lives of 5.2, 5.1, and 20.5 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2019 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2020	$7,177	$(27,827)	$58	$(20,592)
2021	6,717	(21,053)	58	(14,278)
2022	6,196	(15,160)	58	(8,906)
2023	6,149	(11,578)	58	(5,371)
2024	5,706	(8,931)	58	(3,167)
Thereafter	46,494	(28,304)	230	18,420
Total	$78,439	$(112,853)	$520	$(33,894)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	December 31,	December 31,	Maturity Date at	December 31,	December 31,
	2019	2018	December 31, 2019	2019	2018
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-6.00%	Feb 2024 - Apr 2035	$176,176	$178,271
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-5.67%	Jan 2023 - Nov 2028	81,559	82,583
Total Core Mortgages Payable				257,735	260,854
Fund II Fixed Rate	4.75%	1.00%-4.75%	May 2020	200,000	205,262
Fund II Variable Rate	LIBOR+3.00%	—	March 2022	24,225	—
Fund II Variable Rate - Swapped (a)	2.88%	4.27%	Nov 2021	19,073	19,325
Total Fund II Mortgages Payable				243,298	224,587
Fund III Variable Rate	LIBOR+2.75%-LIBOR+3.10%	Prime+0.50%-LIBOR+4.65%	Jun 2020 - Jan 2021	74,554	90,096
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	8,189	8,189
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.40%	LIBOR+1.60%-LIBOR+3.95%	Feb 2020 - Aug 2021	157,015	233,065
Fund IV Variable Rate - Swapped (a)	3.48%-4.61%	3.67%-4.23%	Mar 2020 - Dec 2022	102,699	71,841
Total Fund IV Mortgages Payable				267,903	313,095
Fund V Variable Rate	LIBOR+1.50%-LIBOR+2.20%	LIBOR+2.25%	Feb 2021 - Dec 2024	1,387	51,506
Fund V Variable Rate - Swapped (a)	2.95%-4.78%	4.61%-4.78%	Feb 2021 - Dec 2024	334,626	86,570
Total Fund V Mortgage Payable				336,013	138,076
Net unamortized debt issuance costs				(10,078)	(10,173)
Unamortized premium				651	753
Total Mortgages Payable				$1,170,076	$1,017,288
Unsecured Notes Payable
Core Term Loans	—	LIBOR+1.25%	Mar 2023	$—	$383
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-5.02%	2.54%-3.59%	Mar 2023	350,000	349,617
Total Core Unsecured Notes Payable				350,000	350,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.40%	Sep 2020	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.00%	LIBOR+1.65%-LIBOR+2.75%	Dec 2020 - June 2021	87,625	40,825
Fund V Subscription Facility	—	LIBOR+1.60%	May 2020	—	102,800

Net unamortized debt issuance costs				(305)	(368)
Total Unsecured Notes Payable				$477,320	$533,257
Unsecured Line of Credit
Core Unsecured Line of Credit -Swapped (a)	2.49%-5.02%	—	Mar 2022	$60,800	$—

Total Debt - Fixed Rate (b)(c)				$1,403,324	$1,001,658
Total Debt - Variable Rate (d)				314,604	558,675
Total Debt				1,717,928	1,560,333
Net unamortized debt issuance costs				(10,383)	(10,541)
Unamortized premium				651	753
Total Indebtedness				$1,708,196	$1,550,545

(a)

At December 31, 2019, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.75% to LIBOR + 3.10% for Fund III variable-rate debt; LIBOR + 1.75% to LIBOR +2.25%for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $948.8 million and $609.9 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Fixed-rate debt at December 31, 2019 includes $70.2 million of Core swaps that may be used to hedge debt instruments of the Funds.
(d)	Includes $143.3 million and $143.8 million, respectively, of variable-rate debt that is subject to interest cap agreements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

On February 20, 2018, the Company entered into a $500.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $150.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at LIBOR + 1.35% (inclusive of a 20 basis-point facility fee), and a $350.0 million senior unsecured term loan (the “Term Loan”) which bears interest at LIBOR + 1.25%.

On October 8, 2019, the Company modified the Credit Facility, which provided for a $100.0 million increase in the Revolver. This amendment resulted in borrowing capacity of up to $600.0 million in principal amount, which includes a $250.0 million revolving credit facility maturing on March 31, 2022, subject to an extension option, and a $350.0 million Term Loan expiring on March 31, 2023. In addition, the amendment provides for revisions to the accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $750.0 million.

Mortgages Payable

During the year ended December 31, 2019, the Company:

•

obtained one new Fund II construction loan, three new Fund IV mortgages and five new Fund V mortgages totaling $258.9 million with a weighted-average interest rate of LIBOR + 1.70% collateralized by nine properties and maturing in 2022 through 2024;

~~•~~

refinanced three mortgages with existing balances totaling $69.0 million at a weighted-average rate of LIBOR + 2.08% and maturities ranging from May 2019 to January 2021 with new mortgages totaling $71.8 million with a weighted-average rate of LIBOR + 1.86% and maturities ranging from April 2022 through December 2024;

•

transferred a Fund III mortgage with a balance of $4.7 million and an interest rate of Prime + 0.5% and assumed by the purchasing venture in a property sale (Note 2). The Company repaid one Fund III loan in the amount of $9.8 million and two Fund IV loans in the aggregate amount of $18.4 million in connection with the sale of the properties. The Company also repaid a Fund IV loan in full, which had a balance of $38.2 million and an interest rate of LIBOR + 2.35%. The Company also made scheduled principal payments of $5.9 million;

•

modified three loans with prior borrowing capacity totaling $135.9 million at a weighted-average rate of LIBOR + 3.65% and maturities ranging from November 2019 through January 2020 by obtaining new commitments totaling $125.3 million with a weighted-average rate of LIBOR + 2.96% and maturities ranging from December 2020 through May 2021; and

•

Entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of all nine new obligations and two of the refinanced obligations with a notional value of $283.6 million at a weighted-average interest rate of 1.78%.

During the year ended December 31, 2018, the Company obtained four new Fund V mortgages totaling $109.5 million with a weighted-average interest rate of LIBOR + 1.99% collateralized by four properties and maturing in 2021. In addition, the Company obtained a $73.5 million Core mortgage with an interest rate of LIBOR + 1.50% collateralized by one property and maturing in 2028. As of December 31, 2018, the Company had drawn $50.0 million on this loan. The Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rates of four of these obligations with a notional value of $136.6 million at an interest rate of 2.86%. In addition, the Company drew down $24.6 million on a Fund III construction loan. Also during 2018, the Company repaid one Core mortgage in full, which had a balance of $40.4 million and an interest rate of LIBOR + 1.65%, and three Fund IV mortgages in full, totaling $27.2 million with a weighted-average interest rate of LIBOR + 2.81%. The Company also made scheduled principal payments of $6.7 million during the year.

At December 31, 2019 and 2018, the Company’s mortgages were collateralized by 44 and 43 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at December 31, 2019 and 2018. This loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. The loan bears interest at a stated rate of approximately 6.00% and is subject to additional default interest of 5%. In April 2017, the successor to the original lender, Wilmington – 5190 Brandywine Parkway, LLC (the “Successor Lender”), initiated lawsuits against Brandywine Holdings in Delaware Superior Court and Delaware Chancery Court for, among other things, judgment on the note (the “Note Complaint”) and foreclosure on the property. In a contemporaneously filed action in Delaware Superior Court (the “Guaranty Complaint”), the Successor Lender initiated a lawsuit against the Operating Partnership as guarantor of certain guaranteed obligations of Brandywine Holdings set forth in a non-recourse carve-out guaranty executed by the Operating Partnership. The Guaranty Complaint alleges that the Operating Partnership is liable for the full balance of the principal, accrued interest, default interest, as well as fees and costs, under the Brandywine Loan, which the

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Successor Lender alleges totaled approximately $33.0 million as of November 9, 2017 (exclusive of accruing interest, default interest, and fees and costs). In August 2019, the Delaware Superior Court heard arguments on the parties’ cross-motions for summary judgement regarding both the Guaranty Complaint and the Note Complaint. On February 7, 2020, the Delaware Superior Court granted in part the Successor Lender’s motion, and denied Brandywine Holdings’ and the Operating Partnership’s cross-motion, for summary judgment, finding that each of Brandywine Holdings and the Operating Partnership have recourse liability for the outstanding balance of the Brandywine Loan.  The Delaware Superior Court’s decision will be appealable when a judgement is formally entered.  Brandywine Holdings and the Operating Partnership intend to appeal the ruling as soon as it becomes appealable and to vigorously contest it.

During the third quarter of 2019, the company recognized income of $5.0 million related to Fund II’s New Market Tax Credit transaction (“NMTC”) involving its City Point project. NMTCs were created to encourage economic development in low income communities and provided for a 39% tax credit on certain qualifying invested equity/loans. In 2012, the NMTCs were transferred to a group of investors (“Investors”) in exchange for $5.2 million. The NMTCs were subject to recapture under various circumstances, including redemption of the loan/investment prior to a requisite seven-year hold period, and recognition of income was deferred. Upon the expiration of the seven-year period and there being no further obligations, the Company recognized the income of $5.0 million, of which the Company’s proportionate share was $1.4 million, which is included in Other income in the consolidated statements of income.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $152.5 million and $54.8 million at December 31, 2019 and 2018, respectively, are comprised of the following:

•

The outstanding balance of the Core term loan was $350.0 million at each of December 31, 2019 and 2018. During the year ended December 31, 2019, the Company entered into interest rate swap contracts to effectively fix the variable portion of the interest rate with a notional value of $156.0 million at a weighted-average interest rate of 2.43%, which may be used to swap the Company’s unhedged, unsecured, LIBOR-based variable-rate debt. The Company previously entered into swap agreements fixing the rate of the Core term loan balance.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of December 31, 2019 and 2018. Total availability was $0.0 at each of December 31, 2019 and 2018.

•

At Fund IV there are a $79.2 million bridge facility and a $15.0 million subscription line which were modified from their previous limits of $40.8 million and $27.0 million, respectively, during 2019. The outstanding balance of the Fund IV bridge facility was $79.2 million and $40.8 million at December 31, 2019 and 2018, respectively. Total availability was $0.0 million at each of December 31, 2019 and 2018. The outstanding balance of the Fund IV subscription line was $8.4 million and $0.0 million at December 31, 2019 and 2018, respectively. Total available credit was $2.5 million and $7.6 million at December 31, 2019 and 2018, reflecting letters of credit of $4.1 million and $7.4 million, respectively.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and guaranteed in part by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $0.0 million and $150.0 million, respectively at December 31, 2019. The outstanding balance and total available credit of the Fund V subscription line was $102.8 million and $47.2 million, respectively at December 31, 2018.

Unsecured Revolving Line of Credit

The Company had a total of $173.6 million and $137.7 million, respectively, available under its $250.0 million Core Revolver, which was formerly a $150.0 million Revolver as previously discussed, reflecting borrowings of $60.8 and $0.0 million and letters of credit of $15.6 million and $12.3 million at December 31, 2019 and 2018. At each of December 31, 2019 and 2018, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Principal Payments

The scheduled principal repayments of the Company’s consolidated indebtedness, as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	$437,329
2021	287,723
2022	167,514
2023	415,476
2024	211,991
Thereafter	197,895
1,717,928
Unamortized premium	651
Net unamortized debt issuance costs	(10,383)
Total indebtedness	$1,708,196

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

Money Market Funds — The Company has money market funds, which are included in Cash and cash equivalents in the consolidated financial statements, comprised of government securities and/or U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

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

Derivative Liabilities — The Company has derivative liabilities, which are included in Accounts payable and other liabilities in the consolidated financial statements and comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the year ended December 31, 2019 or 2018.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$4,504	$—	$—
Derivative financial instruments	—	2,583	—	—	7,018	—
Liabilities
Derivative financial instruments	—	39,061	—	—	7,304	—

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During 2018, the Company began selling the residential units of its 210 Bowery property in Fund IV. As the projected aggregate selling prices net of selling costs were in line with the carrying amount of the property through the first quarter 2019, no gain or loss had been recognized on the units sold through that date and no impairment was previously deemed necessary. During the second quarter 2019, the Company revised its estimate of the expected selling price of the remaining three units. Accordingly, the Company recognized a $1.4 million impairment charge, inclusive of an amount attributable to a noncontrolling interest of $1.1 million, to adjust the carrying value to the estimated selling price less estimated costs to sell. During the third quarter 2019, upon execution of a contract for sale (Note 2) the Company recognized an additional $0.3 million impairment charge for the remaining condominium unit, inclusive of an amount attributable to a noncontrolling interest of $0.2 million, to adjust the carrying value to the estimated selling price less estimated costs to sell.

The Company did not record any impairment charges during the year ended December 31, 2018.

During the year ended December 31, 2017, the Company recognized an impairment charge of $3.8 million, inclusive of an amount attributable to a noncontrolling interest of $2.7 million, on a property classified as held for sale at September 30, 2017, in order to reduce the carrying value of the property to its estimated fair value. In addition, the Company recognized an impairment charge of $10.6 million, inclusive of an amount attributable to a noncontrolling interest of $7.6 million, on a property classified as held for sale at December 31, 2017 in order to reduce the carrying value of the property to its estimated fair value. This property was sold in April 2018. These fair value measurements approximated the estimated selling prices less estimated costs to sell.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	December 31, 2019	December 31, 2018
Core
Interest Rate Swaps	$423,442	Dec 2012-July 2020	Mar 2022-July 2030	1.71%	—	3.77%	Other Liabilities (a)	$(33,750)	$(6,332)
Interest Rate Swaps	139,118	Nov 2015 - July 2016	July 2020-June 2021	1.24%	—	1.31%	Other Assets	456	6,022
	$562,560							$(33,294)	$(310)

Fund II
Interest Rate Swap	$19,073	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(139)	$—
Interest Rate Swap	—	—	—	—	—	—	Other Assets	—	108
Interest Rate Cap	23,300	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	1	—
	$42,373							$(138)	$108

Fund III
Interest Rate Cap	$58,000	Dec 2016	Jan 2020	3.00%	—	3.00%	Other Assets	$—	$8

Fund IV
Interest Rate Swaps	$14,395	Dec 2019	Apr 2022 - Dec 2022	1.48%	—	1.52%	Other Assets	$22	$851
Interest Rate Swaps	88,304	Mar 2017 - May 2019	Mar 2020 - Dec 2022	1.82%	—	4.00%	Other Liabilities	(812)	—
Interest Rate Caps	90,600	July 2019 - Dec 2019	Dec 2020 - July 2021	3.00%	—	3.50%	Other Assets	—	8
	$193,299							$(790)	$859

Fund V
Interest Rate Swaps	$177,726	Oct 2019 - Nov 2019	Oct 2022 - Oct 2024	1.25%	—	1.47%	Other Assets	$2,104	$21
Interest Rate Swaps	156,900	Jan 2018-Mar 2019	Feb 2021-Mar 2024	2.27%	—	2.88%	Other Liabilities	(4,360)	(972)
	$334,626							$(2,256)	$(951)

Total asset derivatives								$2,583	$7,018
Total liability derivatives								$(39,061)	$(7,304)

(a)

Includes two swaps with a total fair value of ($11.8) million and ($2.9) million at December 31, 2019 and 2018, respectively, which were acquired during July 2018 and are not effective until July 2020.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $5.2 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense within the next twelve months. As of December 31, 2019 and 2018, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		December 31, 2019		December 31, 2018
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$114,943	$113,422	$111,775	$109,532
Mortgage and Other Notes Payable (a)	3	1,179,503	1,191,281	1,026,708	1,021,075
Investment in non-traded equity securities (b)	3	1,778	57,964	—	56,337
Unsecured notes payable and Unsecured line of credit (c)	2	538,425	539,362	533,625	533,954

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

(b)	Represents Fund II’s cost-method investment in Albertsons’ supermarkets and the Operating Partnership’s cost-method investment in Fifth Wall (Note 4).
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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at December 31, 2019 and 2018 due to their short maturity profiles.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $41.1 million and $55.5 million as of December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the Company had letters of credit outstanding of $19.8 million and $19.7 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Income

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2019:

•	The Company withheld 2,468 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•	The Company recognized Common Share-based compensation totaling $8.8 million in connection with Restricted Shares and Units (Note 13).

In addition to the share repurchase activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2018:

•	The Company withheld 3,288 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•	The Company recognized Common Share- and Common OP Unit-based compensation totaling $8.4 million in connection with Restricted Shares and Units (Note 13).

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) which provides the Company an efficient and low-cost vehicle for raising public equity to fund its capital needs. The Company entered into its current $250.0 million ATM Program (which replaced its prior program) in the second quarter of 2019 and also added an optional “forward purchase” component. The Company has not issued any shares on a forward basis during the year ended December 31, 2019. During the year ended December 31, 2019, the Company sold 5,164,055 Common Shares under its ATM Program for gross proceeds of $147.7 million, or $145.5 million net of issuance costs, at a weighted-average gross price per share of $28.61.

Share Repurchase Program

During 2018, the Company’s Board of Trustees approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company repurchased 2,294,235 Common Shares for $55.1 million, inclusive of $0.1 million of fees, during the year ended December 31, 2018. During the year ended December 31, 2019 the Company made no repurchases under the share repurchase program, under which $145.0 million currently remains available.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends and Distributions

The following table sets forth the dividends declared and/or paid during the years ended December 31, 2019 and 2018:

Date Declared	Amount Per Share	Record Date	Payment Date

November 8, 2017	$0.27	December 29, 2017	January 13, 2018
February 27, 2018	$0.27	March 30, 2018	April 13, 2018
May 11, 2018	$0.27	June 29, 2018	July 13, 2018
August 7, 2018	$0.27	September 28, 2018	October 15, 2018
November 13, 2018	$0.28	December 31, 2018	January 15, 2019
February 28, 2019	$0.28	March 29, 2019	April 15, 2019
May 9, 2019	$0.28	June 28, 2019	July 15, 2019
August 13, 2019	$0.28	September 30, 2019	October 15, 2019
November 5, 2019	$0.29	December 31, 2019	January 15, 2020

Accumulated Other Comprehensive Income

The following tables set forth the activity in accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2019	$516

Other comprehensive loss before reclassifications	(35,674)
Reclassification of realized interest on swap agreements	(872)
Net current period other comprehensive loss	(36,546)
Net current period other comprehensive loss attributable to noncontrolling interests	4,855
Balance at December 31, 2019	$(31,175)

Balance at January 1, 2018	$2,614

Other comprehensive loss before reclassifications	(2,659)
Reclassification of realized interest on swap agreements	71
Net current period other comprehensive loss	(2,588)
Net current period other comprehensive loss attributable to noncontrolling interests	490
Balance at December 31, 2018	$516

Balance at January 1, 2017	$(798)

Other comprehensive income before reclassifications	634
Reclassification of realized interest on swap agreements	3,317
Net current period other comprehensive income	3,951
Net current period other comprehensive income attributable to noncontrolling interests	(539)
Balance at December 31, 2017	$2,614

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2019	$104,223	$518,219	$622,442
Distributions declared of $1.13 per Common OP Unit	(7,124)	—	(7,124)
Net income (loss) for the year ended December 31, 2019	3,836	(35,677)	(31,841)
Conversion of 307,663 Common OP Units to Common Shares by limited partners of the Operating Partnership	(5,104)	—	(5,104)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(1,899)	(3,036)	(4,935)
Reclassification of realized interest expense on swap agreements	(62)	142	80
Noncontrolling interest contributions	—	161,628	161,628
Noncontrolling interest distributions	—	(94,289)	(94,289)
Employee Long-term Incentive Plan Unit Awards	10,411	—	10,411
Reallocation of noncontrolling interests (c)	(6,611)	—	(6,611)
Balance at December 31, 2019	$97,670	$546,987	$644,657

Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of $1.09 per Common OP Unit	(6,888)	—	(6,888)
Net income (loss) for the year ended December 31, 2018	2,572	(49,709)	(47,137)
Conversion of 117,978 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,068)	—	(2,068)
Other comprehensive income - unrealized gain on valuation of swap agreements	(129)	(681)	(810)
Reclassification of realized interest expense on swap agreements	(3)	323	320
Noncontrolling interest contributions	—	47,560	47,560
Noncontrolling interest distributions	—	(24,793)	(24,793)
Employee Long-term Incentive Plan Unit Awards	12,374	—	12,374
Reallocation of noncontrolling interests (c)	(4,556)	—	(4,556)
Balance at December 31, 2018	$104,223	$518,219	$622,442

Balance at January 1, 2017	$95,422	$494,126	$589,548
Distributions declared of $1.05 per Common OP Unit	(6,453)	—	(6,453)
Net income (loss) for the year ended December 31, 2017	4,159	(1,321)	2,838
Conversion of 81,453 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,541)	—	(1,541)
Other comprehensive loss - unrealized loss on valuation of swap agreements	85	(232)	(147)
Reclassification of realized interest expense on swap agreements	141	545	686
Noncontrolling interest contributions	—	85,206	85,206
Noncontrolling interest distributions	—	(32,805)	(32,805)
Employee Long-term Incentive Plan Unit Awards	10,457	—	10,457
Rebalancing adjustment (c)	651	—	651
Balance at December 31, 2017	$102,921	$545,519	$648,440

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,250,603, 3,329,640 and 3,328,873 Common OP Units at December 31, 2019, 2018 and 2017, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2019, 2018 and 2017; (iii) 136,593 Series C Preferred OP Units at December 31, 2019, 2018 and 2017; and (iv) 2,673,484, 2,569,044 and 2,274,147 LTIP units at December 31, 2019, 2018 and 2017, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and six other subsidiaries.
(c)

Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

Preferred OP Units

There were no issuances of Preferred OP Units during the year ended December 31, 2019.

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2019, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through December 31, 2019, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

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

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the year ended December 31, 2019, the Company earned $56.4 million in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in lease revenues in the consolidated statements of income.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As Lessee

During the year ended December 31, 2019, the Company:

•

recorded right-of-use assets and corresponding lease liabilities as lessee of $11.9 million and $12.8 million, respectively, for nine existing operating leases (for ground, office and equipment leases) and $82.6 million and $76.6 million, respectively, for four finance leases related to ground rentals including an existing capital lease which represented $77.0 million and $71.1 million, respectively, upon implementation of ASC Topic 842;

•

recorded three new finance leases effective January 1, 2019 upon the implementation of ASC 842. An assessment of triggering events whereby the Company’s cumulative leasehold investment made it reasonably certain that the Company would exercise its purchase options;

•

entered into a prepaid master lease on December 9, 2019 comprised of an operating lease component related to the land and a finance lease component related to the building. The property is referred to as “565 Broadway” within the Core Portfolio. The Company recorded a Right-of-use-asset-operating-lease of $4.9 million and a Right-of-use-asset-finance lease of $19.4 million; and

•

entered into a ground lease on May 1, 2019 which is an operating lease. The property is referred to as “110 University Place” and is within the Fund IV portfolio. The Company recorded a Right of use asset–operating lease of $45.3 million and a corresponding Lease liability–operating-lease of $45.3 million.

The Company recorded the following assets and liabilities in connection with acquisitions of leasehold interests:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Amounts recorded upon acquisition of leasehold interests:		(Not applicable)
Right of use asset - operating lease	$50,147
Right of use asset - finance lease	19,422
Leasehold improvements	13,354
Lease intangibles (Note 6)	1,760
Lease liability - operating lease	(45,293)
Acquisition-related intangible liabilities (Note 6)	(359)
Cash paid upon acquisition of leasehold interests	$39,031

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Year Ended December 31,
	2019	2018	2017
Lease Cost		(Not applicable)	(Not applicable)
Finance lease cost:
Amortization of right-of-use assets	$2,168
Interest on lease liabilities	3,737
Subtotal	5,905
Operating lease cost	4,430
Variable lease cost	164
Total lease cost	$10,499

Other Information
Weighted-average remaining lease term - finance leases (years)	42.5
Weighted-average remaining lease term - operating leases (years)	34.1
Weighted-average discount rate - finance leases	4.5%
Weighted-average discount rate - operating leases	5.8%

Right-of-use assets are included in Operating real estate (Note 2) in the consolidated balance sheet. Lease liabilities are included in Accounts payable and other liabilities in the consolidated balance sheet (Note 5). Operating lease cost comprises amortization of right-of-use assets for

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Disclosures Related to Prior Periods

The Company leased land at six of its shopping centers, which were accounted for as operating leases through December 31, 2018 and generally provided the Company with renewal options. Ground rent expense was $1.7 million and $1.4 million (including capitalized ground rent at a property under development of $0 and $0.1 million) for the years ended December 31, 2018 and 2017, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating up to 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under these leases was $1.0 million for each of the years ended December 31, 2018 and 2017, respectively.

During 2016, the Company entered into a 49-year master lease, which was accounted for as a capital lease through December 31, 2018. During the years ended December 31, 2018 and 2017, payments for this lease totaled $2.5 million.  The property under the capital lease is included in Note 2.

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of December 31, 2019, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues	Minimum Rental Payments (a)
2020	$212,871	$7,040
2021	203,077	6,823
2022	181,731	6,832
2023	160,237	6,825
2024	137,451	7,008
Thereafter	563,124	312,421
Total	$1,458,491	$346,949

(a)	Minimum rental payments include $219.0 million of interest related to leases.

During the years ended December 31, 2019, 2018 and 2017, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$173,177	$122,150	$—	$—	$295,327
Depreciation and amortization	(61,819)	(63,624)	—	—	(125,443)
Property operating expenses, other operating and real estate taxes	(47,032)	(43,436)	—	—	(90,468)
General and administrative expenses	—	—	—	(35,416)	(35,416)
Impairment charge	—	(1,721)	—	—	(1,721)
Gain on disposition of properties	16,771	13,553	—	—	30,324
Operating income	81,097	26,922	—	(35,416)	72,603
Interest income	—	—	7,988	—	7,988
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	9,020	(98)	—	—	8,922
Interest expense	(28,304)	(45,484)	—	—	(73,788)
Other income	327	6,620	—	—	6,947
Income tax provision	—	—	—	(1,468)	(1,468)
Net income (loss)	62,140	(12,040)	7,988	(36,884)	21,204
Net loss attributable to noncontrolling interests	337	31,504	—	—	31,841
Net income attributable to Acadia (a)	$62,477	$19,464	$7,988	$(36,884)	$53,045

Real estate at cost (b)	$2,264,010	$1,835,532	$—	$—	$4,099,542
Total Assets (b)	$2,350,833	$1,843,338	$114,943	$—	$4,309,114
Cash paid for acquisition of real estate and leasehold interest	$173,892	$184,812	$—	$—	$358,704
Cash paid for development and property improvement costs	$22,724	$66,546	$—	$—	$89,270

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$166,816	$92,865	$—	$—	$259,681
Depreciation and amortization	(60,903)	(56,646)	—	—	(117,549)
Property operating expenses, other operating and real estate taxes	(44,060)	(36,188)	—	—	(80,248)
General and administrative expenses	—	—	—	(34,343)	(34,343)
Gain on disposition of properties	—	5,140	—	—	5,140
Operating income	61,853	5,171	-	(34,343)	32,681
Interest income	—	—	13,231	—	13,231
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	7,415	1,887	—	—	9,302
Interest expense	(27,575)	(42,403)	—	—	(69,978)
Income tax provision	—	—	—	(934)	(934)
Net income (loss)	41,693	(35,345)	13,231	(35,277)	(15,698)
Net income attributable to noncontrolling interests	752	46,385	—	—	47,137
Net income attributable to Acadia (a)	$42,445	$11,040	$13,231	$(35,277)	$31,439

Real estate at cost (b)	$2,069,439	$1,628,366	$—	$—	$3,697,805
Total Assets (b)	$2,232,695	$1,616,472	$109,613	$—	$3,958,780
Cash paid for acquisition of real estate	$1,343	$146,642	$—	$—	$147,985
Cash paid for development and property improvement costs	$32,662	$62,172	$—	$—	$94,834

	As of or for the Year Ended December 31, 2017
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$168,795	$79,757	$—	$—	$248,552
Depreciation and amortization	(61,705)	(43,229)	—	—	(104,934)
Property operating expenses, other operating and real estate taxes	(44,169)	(33,919)	—	—	(78,088)
General and administrative expenses	—	—	—	(33,756)	(33,756)
Impairment charge	—	(14,455)	—	—	(14,455)
Gain on disposition of properties	—	48,886	—	—	48,886
Operating income	62,921	37,040	—	(33,756)	66,205
Interest income	—	—	29,143	—	29,143
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	3,735	19,636	—	—	23,371
Interest expense	(28,618)	(30,360)	—	—	(58,978)
Other income	5,571	—	—	—	5,571
Income tax provision	—	—	—	(1,004)	(1,004)
Net income	43,609	26,316	29,143	(34,760)	64,308
Net income attributable to noncontrolling interests	(1,107)	(1,731)	—	—	(2,838)
Net income attributable to Acadia (a)	$42,502	$24,585	$29,143	$(34,760)	$61,470

Cash paid for acquisition of real estate	$—	$200,429	$—	$—	$200,429
Cash paid for development and property improvement costs	$42,026	$66,116	$—	$—	$108,142

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

Net income attributable to Acadia for the Core segment includes $4.7 million, $4.1 million and $0.9 million associated with one property, Town Center, for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts include the results of three entities, including the unconsolidated Town Center venture and the consolidated Brandywine Holdings (Note 4) and Brandywine Maintenance Corp., which on a combined basis constitute the operating results of the shopping center.

(b)

Real estate at cost and total assets for the Funds segment include $603.3 million and $576.1 million, or $174.7 million and $167.2 million net of non-controlling interests, related to Fund II’s City Point property for the years ended December 31, 2019 and 2018, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At December 31, 2019 a total of 708,632 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the year ended December 31, 2019, the Company issued 330,718 LTIP Units and 8,041 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“2019 Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

•

Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three -year forward-looking performance period ending December 31, 2021 relative to the constituents of the SNL U.S. REIT Retail Shopping Center Index and one-third (1/3) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the SNL U.S. REIT Retail Index (both on a non-weighted basis).

•

If the Company’s performance fails to achieve the aforementioned hurdles at the culmination of the three-year performance period, all performance-based shares will be forfeited. Any earned performance-based shares vest 60% at the end of the performance period, with the remaining 40% of shares vesting ratably over the next two years.

For valuation of the 2019 Performance Shares, a Monte Carlo simulation was used to estimate the fair values based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (19.6%) and risk-free interest rates (2.5%). The total value of the 2019 Performance Shares will be expensed over the vesting period regardless of the Company’s performance.

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $11.1 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $8.8 million the year ended December 31, 2019 and $8.4 million for each of the years ended December 31, 2018, and 2017 and is recorded in General and Administrative in the Consolidated Statements of Income.

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

In addition, members of the Board of Trustees have been issued shares and units under the Share Incentive Plan. During 2019, the Company issued 18,009 LTIP Units and 17,318 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,463 of the LTIP Units and 3,996 of the Restricted Shares will be on the first anniversary of the date of issuance and 11,546 of the LTIP Units and 13,322 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $1.4 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Funds IV and V were determined to have no intrinsic value as of December 31, 2019.

Compensation expense of $0, $0 and $0.6 million was recognized for the years ended December 31, 2019, 2018, and 2017, related to the Program in connection with Funds III, IV and V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2017	46,499	$27.58	856,877	$26.99
Granted	19,442	29.85	310,551	31.80
Vested	(23,430)	30.47	(257,124)	28.27
Forfeited	(1,184)	32.65	(205)	32.49
Unvested at December 31, 2017	41,327	$26.92	910,099	$28.28
Granted	22,817	23.65	425,880	26.80
Vested	(25,261)	30.79	(431,827)	29.72
Forfeited	(428)	27.25	(12,266)	28.57
Unvested at December 31, 2018	38,455	22.44	891,886	26.87
Granted	25,359	28.56	348,726	32.78
Vested	(21,424)	27.12	(290,753)	29.30
Forfeited	—	—	(15,679)	31.49
Unvested at December 31, 2019	42,390	$23.73	934,180	$28.24

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2019 and 2018 were $32.50 and $26.64, respectively. As of December 31, 2019, there was $14.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Shares that vested for the years ended December 31, 2019 and 2018, was $0.6 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily in the first quarter) during the years ended December 31, 2019 and 2018, was $8.5 million and $12.8 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Plans

On a combined basis, the Company incurred a total of $0.3 million, $0.3 million and $0.2 million related to the following employee benefit plans for each of the years ended December 31, 2019, 2018 and 2017, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 2,320 and 3,495 Common Shares were purchased by employees under the Purchase Plan for the year ended December 31, 2019 and 2018, respectively.

Deferred Share Plan

During 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $19,000, for the year ended December 31, 2019.

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code, and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2019, 2018 and 2017, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to Federal, state and local income taxes. No more than 20% of the value of our total assets may consist of the securities of one or more TRS.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by Federal, state and local jurisdictions, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2019, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2016 and forward.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia to taxable income is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income attributable to Acadia	$53,045	$31,439	$61,470
Deferred cancellation of indebtedness income	—	2,050	2,050
Deferred rental and other income (a)	1,203	1,222	(934)
Book/tax difference - depreciation and amortization (a)	21,688	23,166	21,334
Straight-line rent and above- and below-market rent adjustments (a)	(10,949)	(12,129)	(10,559)
Book/tax differences - equity-based compensation	7,177	6,042	5,325
Joint venture equity in earnings, net (a)	15,571	13,905	9,114
Acquisition costs (a)	63	326	1,135
Gain (loss) on disposition of properties	2,375	—	(5,181)
Book/tax differences - miscellaneous	(1,473)	(2,821)	930
Taxable income	$88,700	$63,200	$84,684
Distributions declared	$96,310	$89,122	$87,848

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

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2019		2018		2017
	Per Share	%	Per Share	%	Per Share	%
Ordinary income - Non-Section 199A	$—	—%	—	—%	$0.820	78%
Ordinary income - Section 199A	0.820	77%	0.870	100%	—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.240	23%	—	—%	0.230	22%
Total (b)	$1.060	100%	0.870	100%	$1.050	100%

(b)

The fourth quarter 2019 regular dividend was $0.29 per common share, all of which is allocable to 2020. The fourth quarter 2018 regular dividend was $0.28 per common share of which approximately $0.06 was allocable to 2018 and approximately $0.22 is allocable to 2019.

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
TRS loss before income taxes	$(3,117)	$(2,609)	$(3,604)
(Provision) benefit for income taxes:
Federal	754	(377)	(982)
State and local	317	26	423
TRS net loss before noncontrolling interests	(2,046)	(2,960)	(4,163)
Noncontrolling interests	(369)	4	8
TRS net loss	$(2,415)	$(2,956)	$(4,155)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal tax benefit at statutory tax rate	$(655)	$(548)	$(1,225)
TRS state and local taxes, net of Federal benefit	(197)	(165)	(190)
Tax effect of:
Permanent differences, net	239	951	1,131
Prior year over-accrual, net	—	—	(1,541)
Effect of Tax Cuts and Jobs Act	—	—	1,982
Adjustment to deferred tax reserve	1,748	(1,530)	—
Other	(112)	1,702	404
REIT state and local income and franchise taxes	445	524	443
Total provision (benefit) for income taxes	$1,468	$934	$1,004

As of December 31, 2019, and 2018, the Company’s deferred tax assets were $0.9 million and $2.0 million net of applicable reserves of $1.7 million and $0, respectively and were comprised of capital loss carryovers of $0.1 and $0.1 million and net operating loss carryovers of $2.5 million and $1.9 million, respectively.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. During 2019, the Company determined that the realization of its deferred tax assets was not likely and as such, the Company recorded a valuation allowance against its deferred tax assets.

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

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Numerator:
Net income attributable to Acadia	$53,045	$31,439	$61,470
Less: net income attributable to participating securities	(413)	(267)	(642)
Income from continuing operations net of income attributable to participating securities	$52,632	$31,172	$60,828

Denominator:
Weighted average shares for basic earnings per share	84,435,826	82,080,159	83,682,789
Effect of dilutive securities:
Employee unvested restricted shares	—	—	2,682
Denominator for diluted earnings per share	84,435,826	82,080,159	83,685,471

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.62	$0.38	$0.73

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	136,593	136,593	136,593
Series C Preferred OP Units - Common share equivalent	474,278	474,278	479,978
Restricted shares	40,821	36,879	41,299

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Summary of Quarterly Financial Information (Unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months Ended (a, b, c, d, e)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$73,985	$70,229	$73,327	$77,786
Net income (loss)	2,936	(5,237)	8,840	14,665
Net loss attributable to noncontrolling interests	9,261	14,317	1,618	6,645
Net income attributable to Acadia	12,197	9,080	10,458	21,310

Earnings per share attributable to Acadia:
Basic	$0.15	$0.11	$0.12	$0.24
Diluted	0.15	0.11	0.12	0.24

Weighted average number of shares:
Basic	82,037	83,704	84,888	87,058
Diluted	82,037	83,704	84,888	87,058

Cash dividends declared per Common Share	$0.28	$0.28	$0.28	$0.29

(a)

The quarter ended June 30, 2019 includes an impairment charge of $1.4 million and the quarter ended September 30, 2019 includes an impairment charge of $0.3 million, of which the Company’s aggregate share was $0.4 million (Note 8)

(b)

The quarter ended September 30, 2019 includes an aggregate gain on disposition of two consolidated properties and one condominium unit at Fund IV and one consolidated property at Fund III of $12.1 million, of which the Company’s share was $2.8 million (Note 2).

(c)	The quarter ended December 31, 2019 includes a net gain on disposition of a consolidated Core property of $16.3 million, of which the Company’s share was $16.7 million (Note 2).
(d)	The quarter ended September 30, 2019 includes a deferred gain on tax credits at Fund II of which the Company’s share was $1.4 million (Note 7).
(e)	Revenues for the quarters ended March 31, 2019 and June 30, 2019 have each been revised to reflect the reclassifications of credit losses of $0.8 million (Note 1).

	Three Months Ended (a, b)
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$62,226	$62,201	$65,527	$69,727
Net income	(4,160)	(2,270)	(2,597)	(6,671)
Net (income) loss attributable to noncontrolling interests	11,579	9,935	11,822	13,801
Net income attributable to Acadia	7,419	7,665	9,225	7,130
Earnings per share attributable to Acadia:
Basic
Diluted	$0.09	$0.09	$0.11	$0.09
	0.09	0.09	0.11	0.09
Weighted average number of shares:
Basic	83,434	81,756	81,566	81,591
Diluted	83,438	81,756	81,566	81,591

Cash dividends declared per Common Share	$0.27	$0.27	$0.27	$0.28

(a)

Credit losses aggregating $2.5 million have been reclassified from property operating expense to revenues in each of the quarters in the year ended December 31, 2018 to conform to the current period presentation (Note 1).

(b)

The three months ended September 30, 2018 includes an aggregate $5.1 million gain on the sales of two consolidated Fund IV properties (Note 2), of which $3.9 million was attributable to noncontrolling interests

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

Acquisitions

In January 2020, the Company acquired two properties in its Core Portfolio as follows:

•	37 Greene Street – On January 9, the Company acquired a retail condominium in the Soho section of New York City for approximately $15.4 million.
•	917 West Armitage Avenue – On February 13, the Company acquired a mixed-use property in Chicago Illinois for approximately $3.5 million.

It is not practicable to disclose the preliminary purchase price allocations for these transactions given the short period of time between the acquisition date and the filing of this Report.

Structured Financing Transactions

On January 17, 2020 the Company made a preferred equity investment in the amount of $54.0 million collateralized by the interests in a property in Sunset Park, Brooklyn, NY.

On February 7, 2020 the Company made a mezzanine loan in the amount of $5.0 million to a joint venture partner collateralized by the venture partner’s interest in the Georgetown Portfolio (Note 4) venture

ACADIA REALTY TRUST

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2019:
Allowance for deferred tax asset	$—	$—	$1,748	$—	$1,748
Allowance for uncollectible accounts	7,921	4,402	(915)	—	11,408
Allowance for notes receivable	—	—	—	—	—
Year Ended December 31, 2018:
Allowance for deferred tax asset	$1,530	$—	$(1,530)	—	$—
Allowance for uncollectible accounts	5,920	2,532	(531)	—	7,921
Allowance for notes receivable	—	—	—	—	—
Year Ended December 31, 2017:
Allowance for deferred tax asset	$859	$—	$671	$—	$1,530
Allowance for uncollectible accounts	5,720	200	—	—	5,920
Allowance for notes receivable	—	—	—	—	—

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

		Initial Cost to Company			Amount at Which Carried at December 31, 2019
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
Core Portfolio:
Crescent Plaza Brockton, MA	—	1,147	7,425	3,301	1,147	10,726	11,873	8,455	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	14,119	505	18,280	18,785	15,352	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	—	—	3,396	3,396	3,028	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,809	190	5,813	6,003	5,262	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	12,490	1,664	12,490	14,154	10,235	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	3,872	799	7,069	7,868	4,222	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	25,803	3,207	39,577	42,784	24,739	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	16,314	3,798	28,756	32,554	20,402	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	6,058	4,288	23,210	27,498	13,910	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	5,072	2,577	15,362	17,939	9,096	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	26,572	1,817	15,846	1,086	1,817	16,932	18,749	8,738	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	4,604	1,793	11,776	13,569	5,871	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	5,228	3,229	18,145	21,374	10,479	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	7,736	907	11,217	12,124	9,348	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	16,414	3,401	28,714	32,115	14,322	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	1,695	961	5,516	6,477	2,866	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,471	1,273	17,562	18,835	10,712	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	2,251	2,350	11,655	14,005	6,310	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	26,250	5,063	15,252	2,495	5,201	17,609	22,810	7,601	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,196	1,691	6,999	8,690	3,458	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	3,175	—	15,084	15,084	8,094	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,509	8,289	10,200	18,489	4,910	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	5,175	11,855	12,466	24,321	3,420	2006	(a)	40 years
West Shore Expressway Staten Island, NY	—	3,380	13,499	28	3,380	13,527	16,907	4,878	2007	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	1,264	16,699	19,968	36,667	6,730	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	6,133	3,048	13,414	16,462	3,386	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	8	8,576	17,264	25,840	3,704	2011	(a)	40 years
15 Mercer Street Manhattan, NY	—	1,887	2,483	1	1,887	2,484	4,371	528	2011	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2019
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	1,053	2011	(a)	40 years
56 E. Walton Chicago, IL	—	994	6,126	2,558	994	8,684	9,678	177	2011	(a)	40 years
841 W. Armitage Chicago, IL	—	728	1,989	422	728	2,411	3,139	517	2011	(a)	40 years
2731 N. Clark Chicago, IL	—	557	1,839	32	557	1,871	2,428	402	2011	(a)	40 years
2140 N. Clybourn Chicago, IL	—	306	788	—	306	788	1,094	168	2011	(a)	40 years
853 W. Armitage Chicago, IL	—	557	1,946	439	557	2,385	2,942	557	2011	(a)	40 years
2299 N. Clybourn Avenue Chicago, IL	—	177	484	—	177	484	661	102	2011	(a)	40 years
843-45 W. Armitage Chicago, IL	—	731	2,730	228	731	2,958	3,689	590	2012	(a)	40 years
1525 W. Belmont Avenue Chicago, IL	—	1,480	3,338	710	1,480	4,048	5,528	735	2012	(a)	40 years
2206-08 N. Halsted Chicago, IL	—	1,183	3,540	351	1,183	3,891	5,074	961	2012	(a)	40 years
2633 N. Halsted Chicago, IL	—	960	4,096	359	998	4,417	5,415	837	2012	(a)	40 years
50-54 E. Walton Chicago, IL	—	2,848	12,694	570	2,848	13,264	16,112	2,613	2012	(a)	40 years
662 W. Diversey Chicago, IL	—	1,713	1,603	10	1,713	1,613	3,326	284	2012	(a)	40 years
837 W. Armitage Chicago, IL	—	780	1,758	237	780	1,995	2,775	393	2012	(a)	40 years
823 W. Armitage Chicago, IL	—	717	1,149	95	717	1,244	1,961	223	2012	(a)	40 years
851 W. Armitage Chicago, IL	—	545	209	139	545	348	893	107	2012	(a)	40 years
1240 W. Belmont Avenue Chicago, IL	—	2,137	1,589	583	2,137	2,172	4,309	456	2012	(a)	40 years
21 E. Chestnut Chicago, IL	—	1,318	8,468	34	1,318	8,502	9,820	1,503	2012	(a)	40 years
819 W. Armitage Chicago, IL	—	790	1,266	140	790	1,406	2,196	336	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	290	2,110	1,596	3,706	304	2012	(a)	40 years
330-340 River St Cambridge, MA	11,140	8,404	14,235	—	8,404	14,235	22,639	2,914	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	1,902	7,458	17,870	25,328	3,995	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	2,826	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	13,416	6,220	24,416	12	6,220	24,428	30,648	4,856	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	409	1,908	12,567	14,475	2,279	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	1,725	2012	(a)	40 years
60 Orange Street Bloomfield, NJ	7,001	3,609	10,790	—	3,609	10,790	14,399	2,157	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	1,088	11,690	11,223	22,913	2,205	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	1,034	4,429	7,136	11,565	1,503	2012	(a)	40 years
664 North Michigan Chicago, IL	—	15,240	65,331	—	15,240	65,331	80,571	11,229	2013	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2019
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
8-12 E. Walton Chicago, IL	—	5,398	15,601	978	5,398	16,579	21,977	2,910	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	168	6,899	4,417	11,316	839	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	1,405	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	1,339	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	1,124	—	33,943	33,943	3,403	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	195	16,744	28,541	45,285	4,373	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	789	4,578	3,434	8,012	436	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	41	1,893	11,635	13,528	1,688	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	180	8,544	27,181	35,725	3,878	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	303	6,613	10,722	17,335	1,575	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	544	10,175	13,185	23,360	2,008	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	4,370	13,763	35,762	49,525	5,263	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	625	—	58,161	58,161	14,554	2014	(a)	40 years
Shops at Grand Ave Queens, NY	—	20,264	33,131	1,715	20,264	34,846	55,110	4,615	2014	(a)	40 years
201 Needham Street Newton, MA	—	4,550	4,459	105	4,550	4,564	9,114	652	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	(24,600)	26,386	94,175	120,561	13,356	2015	(a)	40 years
163 Highland Avenue Needham, MA	8,582	12,679	11,213	43	12,679	11,256	23,935	1,486	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	61	4,838	14,635	19,473	1,590	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	501	—	6,847	6,847	1,297	2015	(a)	40 years
991 Madison Avenue Manhattan, NY	—	—	76,965	1,691	—	78,656	78,656	6,160	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	365	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,650	2,739	2,746	246	2,739	2,992	5,731	278	2016	(a)	40 years
State & Washington Chicago, IL	23,881	3,907	70,943	5,436	3,907	76,379	80,286	6,205	2016	(a)	40 years
151 N. State Street Chicago, IL	13,574	1,941	25,529	—	1,941	25,529	27,470	2,181	2016	(a)	40 years
North & Kingsbury Chicago, IL	12,164	18,731	16,292	192	18,731	16,484	35,215	1,420	2016	(a)	40 years
Sullivan Center Chicago, IL	50,000	13,443	137,327	536	13,443	137,863	151,306	11,837	2016	(a)	40 years
California & Armitage Chicago, IL	2,506	6,770	2,292	2	6,770	2,294	9,064	211	2016	(a)	40 years
555 9th Street San Francisco, CA	60,000	75,591	73,268	82	75,591	73,350	148,941	5,848	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	313	8,100	31,534	39,634	1,807	2017	(a)	40 years
613-623 W. Diversey Chicago, IL	—	10,061	2,773	11,101	10,061	13,874	23,935	3,408	2018	(c)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2019
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
51 Greene Street Manhattan, NY	—	4,488	8,992	—	4,488	8,992	13,480	187	2019	(a)	40 years
53 Greene Street Manhattan, NY	—	3,605	12,177	—	3,605	12,177	15,782	228	2019	(a)	40 years
41 Greene Street Manhattan, NY	—	6,276	9,582	—	6,276	9,582	15,858	140	2019	(a)	40 years
47 Greene Street Manhattan, NY	—	6,265	16,758	—	6,265	16,758	23,023	175	2019	(a)	40 years
849 W Armitage Chicago, IL	—	837	2,731	—	837	2,731	3,568	24	2019	(a)	40 years
912 W Armitage Chicago, IL	—	982	2,868	—	982	2,868	3,850	25	2019	(a)	40 years
Melrose Place Collection Los Angeles, CA	—	20,490	26,788	—	20,490	26,788	47,278	112	2019	(a)	40 years
45 Greene Street Manhattan, NY	—	2,903	8,487	—	2,903	8,487	11,390	39	2019	(a)	40 years
565 Broadway Manhattan, NY	—	—	22,491	—	—	22,491	22,491	—	2019	(a)	40 years
907 W Armitage Chicago, IL	—	700	2,081	—	700	2,081	2,781	5	2019	(a)	40 years
Undeveloped Land	—	100	—	—	100	—	100	—
Fund II:
City Point Brooklyn, NY	243,298	—	100,316	491,335	—	591,651	591,651	48,096	2007	(c)	40 years
Fund III:
654 Broadway Manhattan, NY	—	9,040	3,654	4,177	9,040	7,831	16,871	1,549	2011	(a)	40 years
640 Broadway Manhattan, NY	39,470	12,503	19,960	15,225	12,503	35,185	47,688	6,970	2012	(a)	40 years
Cortlandt Crossing Mohegan Lake, NY	28,818	11,000	—	59,277	10,473	59,804	70,277	2,005	2012	(c)	40 years
Fund IV:
210 Bowery Manhattan, NY	—	1,875	5,625	(3,950)	1,875	1,675	3,550	57	2012	(c)	40 years
Paramus Plaza Paramus, NJ	18,900	11,052	7,037	12,901	11,052	19,938	30,990	4,304	2013	(a)	40 years
27 E. 61st Street Manhattan, NY	—	4,813	14,438	7,241	4,813	21,679	26,492	1,311	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	18,833	7,391	20,176	306	7,391	20,482	27,873	2,987	2014	(a)	40 years
1035 Third Avenue Manhattan, NY	—	12,759	37,431	5,541	14,099	41,632	55,731	6,070	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	—	4,178	28,470	5,844	4,178	34,314	38,492	2,085	2015	(c)	40 years
2208-2216 Fillmore Street San Francisco, CA	5,606	3,027	6,376	57	3,027	6,433	9,460	734	2015	(a)	40 years
2207 Fillmore Street San Francisco, CA	1,120	1,498	1,735	118	1,498	1,853	3,351	213	2015	(a)	40 years
1964 Union Street San Francisco, CA	1,463	563	1,688	1,867	563	3,555	4,118	230	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	6,070	1,041	10,905	182	1,041	11,087	12,128	1,200	2016	(a)	40 years
Wakeforest Crossing Wake Forest, NC	23,337	7,570	24,829	472	7,570	25,301	32,871	2,846	2016	(a)	40 years
Airport Mall Bangor, ME	5,334	2,294	7,067	1,882	2,294	8,949	11,243	868	2016	(a)	40 years
Colonie Plaza Albany, NY	11,713	2,852	9,619	273	2,852	9,892	12,744	1,021	2016	(a)	40 years
Dauphin Plaza Harrisburg, PA	12,718	5,290	9,464	3,056	5,290	12,520	17,810	1,557	2016	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2019
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Income is Compared
Mayfair Shopping Center Philadelphia, PA	11,895	6,178	9,266	1,132	6,178	10,398	16,576	1,061	2016	(a)	40 years
Shaw's Plaza Waterville, ME	7,636	828	11,814	272	828	12,086	12,914	1,162	2016	(a)	40 years
Wells Plaza Wells, ME	5,700	1,892	2,585	505	1,892	3,090	4,982	424	2016	(a)	40 years
717 N. Michigan Chicago, IL	16,148	20,674	10,093	—	20,674	10,093	30,767	843	2016	(c)	40 years
Shaw's Plaza North Windham, ME	5,702	1,876	6,696	1	1,876	6,697	8,573	509	2017	(a)	40 years
Lincoln Place Fairview Heights, IL	23,100	7,149	22,201	2,035	7,149	24,236	31,385	2,215	2017	(a)	40 years
18 E. Broughton St. Savannah, GA	2,032	609	1,513	—	609	1,513	2,122	51	2018	(a)	40 years
20 E. Broughton St. Savannah, GA	1,258	588	937	—	588	937	1,525	32	2018	(a)	40 years
25 E. Broughton St. Savannah, GA	3,302	1,324	2,459	319	1,324	2,778	4,102	109	2018	(a)	40 years
109 W. Broughton St. Savannah, GA	8,809	2,343	6,560	—	2,343	6,560	8,903	223	2018	(a)	40 years
204-206 W. Broughton St. Savannah, GA	590	547	439	45	547	484	1,031	15	2018	(a)	40 years
216-218 W. Broughton St. Savannah, GA	3,674	1,160	2,736	17	1,160	2,753	3,913	94	2018	(a)	40 years
220 W. Broughton St. Savannah, GA	2,416	619	1,799	—	619	1,799	2,418	61	2018	(a)	40 years
223 W. Broughton St. Savannah, GA	924	465	688	—	465	688	1,153	24	2018	(a)	40 years
226-228 W. Broughton St. Savannah, GA	2,551	660	1,900	—	660	1,900	2,560	64	2018	(a)	40 years
309/311 W. Broughton St. Savannah, GA	3,619	1,160	2,695	—	1,160	2,695	3,855	91	2018	(a)	40 years
110 University Manhattan, NY	—	—	1,370	—	—	1,370	1,370	25	2019	(a)	40 years
Fund V:
Plaza Santa Fe Santa Fe, NM	22,893	—	28,214	360	—	28,574	28,574	2,047	2017	(a)	40 years
Hickory Ridge Hickory, NC	30,000	7,852	29,998	1,350	7,852	31,348	39,200	2,120	2017	(a)	40 years
New Towne Plaza Canton, MI	16,900	5,040	17,391	59	5,040	17,450	22,490	1,210	2017	(a)	40 years
Fairlane Green Allen Park, MI	40,300	18,121	37,143	256	18,121	37,399	55,520	2,059	2017	(a)	40 years
Trussville Promenade Birmingham, AL	29,370	7,587	34,285	36	7,587	34,321	41,908	1,713	2018	(a)	40 years
Elk Grove Commons Elk Grove, CA	41,500	6,204	48,008	70	6,204	48,078	54,282	1,786	2018	(a)	40 years
Hiram Pavilion Hiram, GA	28,830	13,029	25,446	56	13,029	25,502	38,531	964	2018	(a)	40 years
Palm Coast Landing Palm Coast, FL	26,500	7,066	27,299	—	7,066	27,299	34,365	554	2019	(a)	40 years
Lincoln Commons Lincoln, RI	38,820	14,429	34,417	170	14,429	34,587	49,016	517	2019	(a)	40 years
Landstown Commons Virginia Beach, VA	60,900	10,221	69,005	166	10,221	69,171	79,392	766	2019	(a)	40 years

Real Estate Under Development	69,718	82,969	53,847	116,586	94,923	158,479	253,402	—
Right-of-use assets - operating lease	—	56,961	5,058	(2,013)	55,764	4,242	60,006	—

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2019
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)	Life on which Depreciation in Latest Statement of Income is Compared
Unamortized Loan Costs	(10,078)	—	—	—	—	—	—	—
Unamortized Premium	651	—	—	—	—	—	—	—
Total	$1,170,076	$901,997	$2,286,624	$910,921	$906,984	$3,192,558	$4,099,542	$490,227

Notes:

1.

Depreciation on buildings and improvements reflected in the consolidated statements of income is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.

2.	The aggregate gross cost of property included above for Federal income tax purposes was approximately $4.0 billion as of December 31, 2019.

The following table reconciles the activity for real estate properties from January 1, 2017 to December 31, 2019 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$3,697,805	$3,466,482	$3,382,000
Improvements and other	97,000	99,594	55,763
Property acquisitions	303,884	134,559	179,292
Property dispositions or held for sale assets	(84,243)	(34,666)	(189,895)
Right-of-use assets - operating leases obtained	62,020	—	—
Right-of-use assets - finance leases obtained and reclassified	102,055	—	—
Capital lease reclassified as Right-of-use assets - finance lease	(76,965)	—	—
Right-of-use assets - operating lease amortization	(2,014)	—	—
Consolidation of previously unconsolidated investments	—	31,836	39,322
Balance at end of year	$4,099,542	$3,697,805	$3,466,482

The following table reconciles accumulated depreciation from January 1, 2017 to December 31, 2019 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$416,657	$339,862	$287,066
Depreciation related to real estate	85,317	78,453	73,268
Property dispositions	(11,747)	(1,658)	(20,472)
Balance at end of year	$490,227	$416,657	$339,862

ACADIA REALTY TRUST

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2019

(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2019
First Mortgage Loan	6.0%	4/30/2020	$17,810	$17,802
First Mortgage Loan	8.1%	6/20/2020	153,400	38,673
Zero Coupon Loan	2.5%	5/31/2020	29,793	33,170
Mezzanine Loan	18.0%	7/1/2020	5,306	5,306
First Mortgage Loan	5.1%	10/28/2021	13,530	13,530
Other	4.65%	4/12/2026	6,000	6,000
Other	4.82%	4/10/2021	462	462
Total			$226,301	$114,943

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2017 to December 31, 2019 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$111,775	$160,991	$283,125
Additions	18,418	3,805	11,571
Repayments	(15,250)	(31,000)	(32,000)
Conversion to real estate through receipt of deed	—	(22,021)	(101,705)
Balance at end of year	$114,943	$111,775	$160,991

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust

Rye, New York

February 20, 2020

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Acadia Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited Acadia Realty Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules, and our report dated February 20, 2020, expressed an unqualified opinion thereon.

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

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

February 20, 2020

ITEM 9B.	OTHER INFORMATION.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Report from our definitive proxy statement relating to our 2020 annual meeting of shareholders (our “2020 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2020.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2020 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”
•	“MANAGEMENT”
•	“DELINQUENT SECTION 16(a) REPORTS”
ITEM 11.	EXECUTIVE COMPENSATION.

The information under the following headings in the 2020 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•	“COMPENSATION DISCUSSION AND ANALYSIS”
•	“BOARD OF TRUSTEES COMPENSATION”
•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2020 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Report under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2020 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2020 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.	Financial Statements: See “Index to Financial Statements” at Item 8.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” at Item 8.

3.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at Item 8.

4.	Financial Statement Schedule: See “Schedule IV—Mortgage Loans on Real Estate” at Item 8.

5.	Exhibits: The index of exhibits below is incorporated herein by reference.

The following is an index to all exhibits including (i) those filed with this Report and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

3.1	Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
3.7	Sixth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filing on July 28, 2017.

3.8	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017.
3.9	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2013.

3.10	Amendment No. 1 to Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2014.

4.1	Description of Acadia Realty Trust Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith.
10.1*	Second Amended and Restated Acadia Realty Trust 2006 Share Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on March 30, 2016.

Exhibit No.	Description	Method of Filing

10.2*	Certain information regarding compensation arrangements with certain officers of registrant	Incorporated by reference to Item 5.02 of the registrant's Form 8-K filed with the SEC on February 4, 2008.

10.3*	Description of Long-Term Investment Alignment Program	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009.

10.4	Registration Rights and Lock-Up Agreement (RD Capital Transaction)	Incorporated by reference to Exhibit 99.1 (a) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.

10.5

Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB

Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 20, 1998.

10.6*	Amended and Restated Employment Agreement between the Company and Kenneth F. Bernstein	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.

10.7*

Form of Second Amended and Restated Severance Agreement, effective as of February 26, 2018, with each of: John Gottfried, Senior Vice President and Chief Financial Officer; Jason Blacksberg, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; Christopher Conlon, Executive Vice President and Chief Operating Officer and Joseph M. Napolitano, Senior Vice President and Chief Administrative Officer

Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.8*	Form of 2018 Long-Term Incentive Plan Award Agreement (time- and performance-based)	Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.9

Amended and Restated Credit Agreement, dated as of February 20, 2018, among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer, and as a lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a joint lead arranger and sole bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as joint lead arrangers

Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 4, 2006.
10.11*	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
10.12*	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
10.13*	Form of 2018 Long-Term Incentive Plan Award Agreement (Time-Based Only)	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
10.14

First Amendment, dated April 2, 2019, to Amended and Restated Credit Agreement, dated as of February 20, 2018, among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer, and as lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and sole bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as joint lead arrangers

Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
10.15

Second Amendment, dated October 8, 2019, to Amended and Restated Credit Agreement, dated as of February 20, 2018, among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer, and as lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and sole bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as joint lead arrangers, as amended to date

Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 11, 2019.
21	List of Subsidiaries of Acadia Realty Trust	Filed herewith
23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Amended and Restated Agreement of Limited Partnership Agreement dated July 23, 2019	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
99.2	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership	Incorporated by reference to Exhibit 10.1(C) to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

Exhibit No.	Description	Method of Filing
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL	Filed herewith

*	The referenced exhibit is a management contract or compensation plan or arrangement.

ITEM 16.Form 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
Chief Executive Officer,
President and Trustee

By:	/s/ John Gottfried
John Gottfried
Senior Vice President and
Chief Financial Officer

By:	/s/ Richard Hartmann
Richard Hartmann
Senior Vice President and
Chief Accounting Officer

Dated: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 20, 2020
(Kenneth F. Bernstein)

/s/ John Gottfried	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020
(John Gottfried)

/s/ Richard Hartmann	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
(Richard Hartmann)

/s/ Douglas Crocker II	Trustee	February 20, 2020
(Douglas Crocker II)

/s/ Lorrence T. Kellar	Trustee	February 20, 2020
(Lorrence T. Kellar)

/s/ Wendy Luscombe	Trustee	February 20, 2020
(Wendy Luscombe)

/s/ William T. Spitz	Trustee	February 20, 2020
(William T. Spitz)

/s/ Lynn Thurber	Trustee	February 20, 2020
(Lynn Thurber)

/s/ Lee S. Wielansky	Trustee	February 20, 2020
(Lee S. Wielansky)

/s/ C. David Zoba	Trustee	February 20, 2020
(C. David Zoba)