Form 10-Q
period 2020-03-31
ACADIA REALTY TRUST
filed 2020-05-07
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-12002

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

As of April 30, 2020 there were 86,089,836 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) economic, political and social uncertainty surrounding the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, including the Company’s tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of the Company’s retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, (e) the potential adverse impact on returns from development and redevelopment projects, and (f) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the ability and willingness of the Company’s tenants (in particular its major tenants) and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets; (iv) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (v) changes in general economic conditions or economic conditions in the markets in which the Company may, from time to time, compete, and their effect on the Company’s revenues, earnings and funding sources; (vi) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of the London Interbank Offered Rate after 2021; (vii) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due; (viii) the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition; (ix) the Company’s ability to obtain the financial results expected from its development and redevelopment projects; (x) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) uninsured losses; (xiv) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 pandemic; and (xvi) the loss of key executives.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and other periodic or current reports the Company files with the SEC, including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or change in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2020	2019
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$3,331,043	$3,355,913
Real estate under development	237,831	253,402
Net investments in real estate	3,568,874	3,609,315
Notes receivable, net	173,159	114,943
Investments in and advances to unconsolidated affiliates	294,195	305,097
Other assets, net	179,043	190,658
Cash and cash equivalents	23,404	15,845
Restricted cash	14,212	14,165
Rents receivable	52,251	59,091
Total assets	$4,305,138	$4,309,114

LIABILITIES
Mortgage and other notes payable, net	$1,170,622	$1,170,076
Unsecured notes payable, net	480,658	477,320
Unsecured line of credit	174,700	60,800
Accounts payable and other liabilities	425,330	371,516
Dividends and distributions payable	26,811	27,075
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,457	15,362
Total liabilities	2,293,578	2,122,149
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 85,989,836 and 87,050,465 shares, respectively	86	87
Additional paid-in capital	1,686,794	1,706,357
Accumulated other comprehensive loss	(85,715)	(31,175)
Distributions in excess of accumulated earnings	(166,701)	(132,961)
Total Acadia shareholders’ equity	1,434,464	1,542,308
Noncontrolling interests	577,096	644,657
Total equity	2,011,560	2,186,965
Total liabilities and equity	$4,305,138	$4,309,114

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands except per share amounts)	2020	2019
Revenues
Rental income	$70,457	$73,188
Other	963	797
Total revenues	71,420	73,985
Operating expenses
Depreciation and amortization	33,377	30,333
General and administrative	9,070	8,323
Real estate taxes	10,447	9,603
Property operating	13,320	11,532
Impairment charges	51,549	—
Total operating expenses	117,763	59,791

Gain on disposition of properties	—	2,014
Operating (loss) income	(46,343)	16,208
Equity in earnings of unconsolidated affiliates	1,255	2,271
Interest income	2,929	2,270
Other expense	(530)	—
Interest expense	(18,302)	(17,859)
(Loss) income from continuing operations before income taxes	(60,991)	2,890
Income tax benefit	952	46
Net (loss) income	(60,039)	2,936
Net loss attributable to noncontrolling interests	51,625	9,261
Net (loss) income attributable to Acadia	$(8,414)	$12,197

Basic and diluted (loss) earnings per share	$(0.10)	$0.15

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
(in thousands)	2020	2019
Net (loss) income	$(60,039)	$2,936
Other comprehensive loss:
Unrealized loss on valuation of swap agreements	(74,774)	(13,306)
Reclassification of realized interest on swap agreements	977	(551)
Other comprehensive loss	(73,797)	(13,857)
Comprehensive loss	(133,836)	(10,921)
Comprehensive loss attributable to noncontrolling interests	70,882	11,581
Comprehensive (loss) income attributable to Acadia	$(62,954)	$660

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2020 and 2019

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657	$2,186,965
Cumulative effect of change in accounting principle (Note 1)	—	—	—	—	(389)	(389)	(11)	(400)
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	148	—	2,472	—	—	2,472	(2,472)	—
Repurchase of Common Shares	(1,219)	(1)	(22,351)	—	—	(22,352)	—	(22,352)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(1,849)	(26,786)
Employee and trustee stock compensation, net	11	—	171	—	—	171	3,648	3,819
Noncontrolling interest distributions	—	—	—	—	—	—	(3,118)	(3,118)
Noncontrolling interest contributions	—	—	—	—	—	—	7,268	7,268
Comprehensive (loss) income	—	—	—	(54,540)	(8,414)	(62,954)	(70,882)	(133,836)
Reallocation of noncontrolling interests	—	—	145	—	—	145	(145)	—
Balance at March 31, 2020	85,990	$86	$1,686,794	$(85,715)	$(166,701)	$1,434,464	$577,096	$2,011,560

Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	175	—	2,953	—	—	2,953	(2,953)	—
Issuance of Common Shares	971	1	27,833	—	—	27,834	—	27,834
Dividends/distributions declared ($0.28 per Common Share/OP Unit)	—	—	—	—	(23,135)	(23,135)	(1,781)	(24,916)
Employee and trustee stock compensation, net	5	—	94	—	—	94	3,360	3,454
Noncontrolling interest distributions	—	—	—	—	—	—	(3,237)	(3,237)
Noncontrolling interest contributions	—	—	—	—	—	—	32,191	32,191
Comprehensive (loss) income	—	—	—	(11,537)	12,197	660	(11,581)	(10,921)
Reallocation of noncontrolling interests	—	—	(1,980)	—	—	(1,980)	1,980	—
Balance at March 31, 2019	82,708	$83	$1,577,503	$(11,021)	$(100,634)	$1,465,931	$640,421	$2,106,352

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(60,039)	$2,936
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,377	30,333
Distributions of operating income from unconsolidated affiliates	1,898	2,054
Equity in earnings and gains of unconsolidated affiliates	(1,255)	(2,271)
Stock compensation expense	3,819	3,454
Amortization of financing costs	1,763	1,743
Impairment charge	51,549	—
Gain on disposition of properties	—	(2,014)
Credit loss reserves	4,770	445
Other, net	(1,107)	(7,059)
Changes in assets and liabilities:
Other liabilities	(6,844)	(7,068)
Prepaid expenses and other assets	2,107	(390)
Rents receivable	24	2,283
Accounts payable and accrued expenses	(2,327)	(4,661)
Net cash provided by operating activities	27,735	19,785
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(19,088)	(32,034)
Development, construction and property improvement costs	(13,333)	(19,909)
Issuance of or advances on notes receivable	(59,000)	—
Proceeds from the disposition of properties, net	—	9,779
Investments in and advances to unconsolidated affiliates and other	(1,525)	(48,983)
Return of capital from unconsolidated affiliates and other	5,024	1,635
Return (payment) of deposits for properties under contract	200	(1,952)
Payment of deferred leasing costs	(2,763)	(1,549)
Net cash used in investing activities	(90,485)	(93,013)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(1,488)	(8,014)
Principal payments on unsecured debt	(5,000)	(124,140)
Proceeds received on mortgage and other notes	689	101,655
Proceeds from unsecured debt	122,245	80,940
Payments of finance lease obligations	(625)	(625)
Repurchase of Common Shares	(22,352)	—
Proceeds from the sale of Common Shares, net	—	27,834
Capital contributions from noncontrolling interests	7,268	32,191
Distributions to noncontrolling interests	(4,914)	(4,999)
Dividends paid to Common Shareholders	(25,245)	(22,836)
Deferred financing and other costs	(222)	(3,334)
Net cash provided by financing activities	70,356	78,672
Increase in cash and restricted cash	7,606	5,444
Cash of $15,845 and $21,268 and restricted cash of $14,165 and $13,580, respectively, beginning of period	30,010	34,848
Cash of $23,404 and $27,765 and restricted cash of $14,212 and $12,527, respectively, end of period	$37,616	$40,292

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $2,938 and $2,575 respectively	$14,156	$16,898
Cash paid for income taxes, net of refunds	$219	$113

Supplemental disclosure of non-cash investing and financing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$116	$159
Right-of-use assets, finance leases obtained in exchange for finance lease liabilities	$—	$5,664
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$—	$76,965
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$—	$11,871
Capital lease obligation exchanged for finance lease liability	$—	$71,111
Other liabilities exchanged for operating lease liabilities	$—	$946

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2020 and December 31, 2019, the Company controlled approximately 94% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2020, the Company has ownership interests in 131 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 57 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 188 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2020 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of March 31, 2020 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$347.1	$15.0	28.33%	8%	$146.6
Fund III	5/2007	24.54%	440.3	9.7	24.54%	6%	568.8
Fund IV	5/2012	23.12%	443.7	86.3	23.12%	6%	193.1
Fund V	8/2016	20.10%	213.3	306.7	20.10%	6%	15.0

(a)	Amount represents the current economic ownership at March 31, 2020, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount was re-contributed to Fund II during April 2020 (Note 15).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At March 31, 2020, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

Principles of Consolidation

The interim consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income or loss.

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items, with the exception of adjustments due to the adoption of new credit loss standard and impairment.

These interim consolidated financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K, as filed with the SEC on February 21, 2020.

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

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduced a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modified the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) which provided relief to certain entities adopting ASU 2016-13. The amendments accomplish those objectives by providing entities with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities, therefore, the Company did not elect to apply this option.

ASU 2016-13, and its related ASUs have been adopted by the Company effective January 1, 2020. Retrospective adjustments were applied through a cumulative-effect adjustment to retained earnings. Upon implementation of ASU 2016-13 and other related guidance, the Company recorded loan loss reserves related to its Structured Financing portfolio (Note 3) of $0.4 million with a cumulative effect adjustment to distributions in excess of accumulated earnings. The Company recorded credit loss reserves of $0.5 million during the three months ended March 31, 2020. Effective January 1, 2020, the Company has implemented a new methodology for computing credit losses for its Structured

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financing portfolio under ASC 326 (as further described in Note 3), however, the Company has not made any changes to its accounting policies for accounting for credit losses.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses. This ASU modifies ASU 2016-13. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measure at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2018-19 was adopted by the Company effective January 1, 2020. The Company already accounted for its lease receivables utilizing the guidance of ASC 842 and did not make any adjustments related to the implementation of ASU 2018-19.

Other Guidance

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides updates and clarifications to three previously-issued ASUs: 2016-01 Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, described above; and 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which the Company early adopted effective January 1, 2018. The updates related to ASU 2019-04 were adopted by the Company effective January 1, 2020 with no material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance was adopted on January 1, 2020.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. The amendments in this Update represent changes to clarify or improve the Codification, were adopted effective January 1, 2020 and did not have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Effective in the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation and does not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this Update provide guidance for interim period and intra period tax accounting; provide tax accounting guidance for foreign subsidiaries; require that an entity recognize a franchise (or similar) tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; as well as other changes to tax accounting. This ASU is effective for fiscal years beginning after December 15, 2020. As a REIT, the Company usually does not have significant income taxes. Accordingly, the implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 Investments—Equity securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. The amendments in this Update affect all entities that apply the guidance in Topics 321, 323, and 815 and (i) elect to apply the measurement alternative or (ii) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. This ASU is effective for fiscal years beginning after December 15, 2020. Currently, the Company does not apply the measurement alternative and does not have any such forward contracts or purchase options. As a result, the implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

On April 8, 2020, the FASB issued a position allowing for reporting entities to make an accounting policy election to account for lease concessions related to the effects of COVID-19 (Note 15) consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the concessions explicitly exist in the contract. This election is available for concessions that result in the total cash flows required by the modified contract being substantially the same or less than total cash flows required by the original contract. The Company did not make any concessions during the three months ended March 31, 2020. The Company believes it is reasonably possible that it will grant concessions during subsequent periods at which time it will consider making this policy election.

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$756,833	$756,297
Buildings and improvements	2,740,001	2,740,479
Tenant improvements	179,356	173,686
Construction in progress	6,659	13,617
Right-of-use assets - finance leases (Note 11)	102,050	102,055
Right-of-use assets - operating leases (Note 11), net	59,386	60,006
Total	3,844,285	3,846,140
Less: Accumulated depreciation and amortization	(513,242)	(490,227)
Operating real estate, net	3,331,043	3,355,913
Real estate under development	237,831	253,402
Net investments in real estate	$3,568,874	$3,609,315

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2020 Acquisitions
Core
Soho Acquisitions - 37 Greene Street - New York, NY	100%	Jan 9, 2020	$15,689
917 W. Armitage - Chicago, IL	100%	Feb 13, 2020	3,515
Total 2020 Acquisitions			$19,204

2019 Acquisitions
Core
Soho Acquisitions - 41, 45, 47, 51 and 53 Greene Street - New York, NY	100%	Mar 15, 2019 Mar 27, 2019 May 29, 2019 Jul 30, 2019 Nov 8, 2019	$87,006
849, 907 and 912 W. Armitage - Chicago, IL	100%	Sep 11, 2019 Dec 11, 2019	10,738
8436-8452 Melrose Place - Los Angeles, CA	100%	Oct 25, 2019	48,691
Subtotal Core			146,435

Fund V
Palm Coast Landing - Palm Coast, FL	100%	May 6, 2019	36,644
Lincoln Commons - Lincoln, RI	100%	Jun 21, 2019	54,299
Landstown Commons - Virginia Beach, VA	100%	Aug 2, 2019	86,961
Subtotal Fund V			177,904
Total 2019 Acquisitions			$324,339

The 2020 and 2019 Acquisitions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018. For the three months ended March 31, 2020 and the year ended 2019, the Company capitalized $0.3 million and $2.6 million, respectively, of acquisition costs. No debt was assumed in any of the 2020 or 2019 Acquisitions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2020 Acquisitions and 2019 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the three months ended March 31, 2020 and the year ended December 31, 2019 (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Net Assets Acquired
Land	$7,623	$78,263
Buildings and improvements	11,487	221,185
Acquisition-related intangible assets (Note 6)	1,497	34,972
Acquisition-related intangible liabilities (Note 6)	(1,403)	(10,081)
Net assets acquired	$19,204	$324,339

Consideration
Cash	$19,088	$319,673
Liabilities assumed	116	4,666
Total consideration	$19,204	$324,339

Dispositions

During the three months ended March 31, 2020 the Company made no dispositions. During the year ended December 31, 2019, the Company disposed of the following consolidated properties (in thousands):

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

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the three months ended March 31, 2020 and year ended December 31, 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues	$5	$2,951
Expenses	(16)	(2,083)
Gain on disposition of properties	—	2,014
Net income attributable to noncontrolling interests	12	(2,043)
Net income attributable to Acadia	$1	$839

Real Estate Under Development and Construction in Progress

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2019		Three Months Ended March 31, 2020			March 31, 2020
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$60,863	$—	$912	$—	—	$61,775
Fund II	—	10,703	—	616	986	—	10,333
Fund III	1	36,240	—	572	12,433	1	24,379
Fund IV (a)	2	145,596	—	2,466	6,718	2	141,344
Total	3	$253,402	$—	$4,566	$20,137	3	$237,831

(a)	Transfers out include an impairment charge of $6.7 million on 146 Geary Street, a Fund IV project (Note 8).

	January 1, 2019		Year Ended December 31, 2019			December 31, 2019
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	1	$7,759	$57,342	$5,581	$9,819	—	$60,863
Fund II	—	7,462	—	3,241	—	—	10,703
Fund III	1	21,242	12,313	2,685	—	1	36,240
Fund IV	1	83,834	47,689	14,073	—	2	145,596
Total	3	$120,297	$117,344	$25,580	$9,819	3	$253,402

The number of properties in the tables above refers to projects comprising the entire property; however, certain projects represent a portion of a property. Fund II amounts relate to the City Point Phase III project. During the three months ended March 31, 2020, the Company placed one Fund III project, Cortlandt Crossing, into service. During the year ended December 31, 2019, the Company placed 1238 Wisconsin, an unconsolidated Core property (Note 4) and the following consolidated projects into development:

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

3. Notes Receivable, Net

The Company’s notes receivable, net were generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2020
Description	2020	2019	Number	Maturity Date	Interest Rate
Core Portfolio (a, b)	$135,467	$76,467	7	Apr 2020 - Dec 2027	4.7% - 9%
Fund II	33,316	33,170	1	Dec 2020	1.75%
Fund III	5,306	5,306	1	Jul 2020	18.0%
Total notes receivable	174,089	114,943
Credit loss reserves	(930)	—
Notes receivable, net	$173,159	$114,943	9

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)	Includes two notes receivable from OP Unit holders, which are collateralized by their OP Units, with balances totaling $6.5 million at March 31, 2020 and December 31, 2019.
(b)

Includes $38.7 million for the Brandywine Note Receivable, which is collateralized by the remaining 24.78% undivided interest in Town Center (Note 4). On April 1, 2020, this note was converted to the remaining interest in Town Center (Note 15).

During the three months ended March 31, 2020, the Company:

•	recorded credit loss reserves of $0.4 million upon the adoption of ASC 326 (Note 1);
•	increased the balance of a Fund II note receivable by the interest accrued of $0.1 million;
•	made a loan for $54.0 million with an interest rate of 9% structured as a redeemable preferred equity investment in a property at 850 Third Avenue in Brooklyn, NY;
•	issued a new Core note for $5.0 million with an interest rate of 8% collateralized by our partner’s 50% share of the LUF Portfolio (Note 4) in Washington, D.C.; and
•	recorded additional credit loss reserves of $0.5 million related to new transactions and recent market volatility.

One Core note aggregating $21.0 million including accrued interest (exclusive of default interest and other amounts due on the loan) was in default at March 31, 2020 and December 31, 2019. On April 1, 2020, the loan matured and was not repaid. The Company has reserved all of its rights and remedies under the applicable loan documents and otherwise with respect to the borrower and guarantor. The Company believes that the collateral is sufficient to cover all indebtedness to which it is owed on the loan.

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

•	extended the maturity for a Core note receivable to June 20, 2020 (Note 15); and
•

modified one Core loan to defer $0.4 million of interest until maturity. Subsequent to modification, the first mortgage, which aggregated $20.8 million including accrued interest, was in default as of December 31, 2019.

With the exception of new notes that originated in 2019 and 2020 as disclosed above, no notes were issued in the last three years.

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

The Company’s estimated reserve for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United Sates for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, for non-collateral dependent loans with a total amortized cost of $90.3 million, inclusive of accrued interest of $6.0 million, credit loss reserves have been recorded aggregating $0.9 million at March 31, 2020. For certain loans in this portfolio, aggregating $95.0 million, inclusive of accrued interest of $5.2 million, at March 31, 2020, there has been no credit loss reserve established because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at March 31, 2020, the Company believes that the collateral for these three loans was sufficient to cover its investment.

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

		Ownership Interest	March 31,	December 31,
Portfolio	Property	March 31, 2020	2020	2019
Core:
	840 N. Michigan (a)	88.43%	$60,005	$61,260
	Renaissance Portfolio	20%	30,947	31,815
	Gotham Plaza	49%	28,982	29,466
	Town Center (a, b)	75.22%	96,816	97,674
	Georgetown Portfolio	50%	4,490	4,498
	1238 Wisconsin Avenue	80%	1,848	1,194
			223,088	225,907

Mervyns I & II:	KLA/Mervyn's, LLC (c)	10.5%	—	—

Fund III:
	Fund III Other Portfolio	94.23%	17	17
	Self Storage Management (d)	95%	207	207
			224	224
Fund IV:
	Broughton Street Portfolio (e)	50%	12,764	12,702
	Fund IV Other Portfolio	98.57%	13,301	14,733
	650 Bald Hill Road	90%	12,346	12,450
			38,411	39,885

Fund V:	Family Center at Riverdale (a)	89.42%	11,983	13,329
	Tri-City Plaza	90%	8,412	10,250
	Frederick County Acquisitions	90%	12,462	15,070
			32,857	38,649

Various:	Due to Related Parties		(2,960)	(1,902)
	Other (f)		2,575	2,334
	Investments in and advances to unconsolidated affiliates		$294,195	$305,097

Core:
	Crossroads (g)	49%	$15,457	$15,362
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,457	$15,362

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017, March 2018 and April 2020 (Note 15), as discussed below, the Company increased its ownership in Town Center.
(c)	Distributions, discussed below, have exceeded the Company’s non-recourse investment, therefore the carrying value is zero.
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)

Also referred to as “BSP II” as discussed further below. The Company is entitled to a 15% return on its cumulative capital contribution which was $5.9 million at both March 31, 2020 and December 31, 2019. In addition, the Company is entitled to a 9% preferred return on a portion of its equity, which was $9.4 million at both March 31, 2020 and December 31, 2019.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Core Portfolio

Acquisition of Unconsolidated Investments

On January 24, 2019, the Renaissance Portfolio, in which the Company owns a 20% noncontrolling interest, acquired a 7,300 square-foot property, Fund III’s 3104 M Street property located in Washington, D.C., for $10.7 million (Note 2) less the assumption of the outstanding mortgage of $4.7 million.

On August 8, 2019, the Company invested $1.8 million in Fifth Wall Ventures Retail Fund, L.P. During the first quarter 2020, the Company invested another $0.2 million. The Company’s total commitment is $5.0 million. The Company accounts for its interest at cost less impairment given its ownership is less than five percent, the investment has no readily determinable fair value, and the Company has virtually no influence over the partnership’s operating and financial policies. At March 31, 2020, the Company’s investment was $2.0 million.

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

On March 28, 2018, the Company exchanged $22.0 million of its Brandywine Notes Receivable plus accrued interest of $0.3 million for one of the partner’s 14.11% tenancy-in-common interests in Town Center. The incremental investment in Town Center was recorded at $ 22.3 million and the excess of this amount over the venture’s book value associated with this interest, or $12.7 million, is being amortized over the remaining depreciable lives of the venture’s assets. The Company continued to apply the equity method of accounting for its aggregate 75.22% noncontrolling interest in Town Center after the March 2018 transaction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At March 31, 2020, $38.7 million of the Brandywine Note Receivable remained outstanding (Note 3), which was collateralized by the remaining 24.78% undivided interest in Town Center. On April 1, 2020, this note was converted to the remaining interest in Town Center (Note 15).

Fund Investments

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

Broughton Street Portfolio

During 2014, Fund IV acquired 50% interests in two joint ventures referred to as “BSP I” and “BSP II” with the same venture partner to acquire and operate a total of 23 properties in Savannah, Georgia referred to as the “Broughton Street Portfolio.” Since that time, as described below, the ventures have sold eight of the properties and terminated the master leases on two of the properties. In October 2018, the venture partner relinquished its interest in BSP I resulting in Fund IV becoming the 100% owner of the BSP I venture, which holds 11 consolidated properties (Note 2). Fund IV accounted for this transaction as an asset purchase at fair value whereby its existing preferred and common interests were deemed consideration for the properties and no gain or loss was recognized. At March 31, 2020, the Broughton Street portfolio had 13 remaining properties, two of which are unconsolidated and are held within the BSP II venture.

Storage Post

On June 29, 2019, Fund III’s Storage Post venture, which is a cost-method investment with no carrying value, distributed $1.6 million of which the Operating Partnership’s share was $0.4 million.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million for both of the three months ended March 31, 2020 and 2019, respectively, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.9 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	March 31, 2020	December 31, 2019
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$660,954	$656,265
Real estate under development	2,021	1,341
Other assets	78,573	85,540
Total assets	$741,548	$743,146
Liabilities and partners’ equity:
Mortgage notes payable	$506,777	$502,036
Other liabilities	85,097	77,785
Partners’ equity	149,674	163,325
Total liabilities and partners’ equity	$741,548	$743,146

Company's share of accumulated equity	$177,207	$186,864
Basis differential	100,269	100,962
Deferred fees, net of portion related to the Company's interest	1,440	1,270
Amounts payable by the Company	(2,960)	(1,902)
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	275,956	287,194
Cost method investments	2,782	2,541
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,457	15,362
Investments in and advances to unconsolidated affiliates	$294,195	$305,097

	Three Months Ended March 31,
	2020	2019
Combined and Condensed Statements of Income
Total revenues	$24,112	$19,973
Operating and other expenses	(8,135)	(5,106)
Interest expense	(5,489)	(4,776)
Depreciation and amortization	(7,096)	(4,792)
Net income attributable to unconsolidated affiliates	$3,392	$5,299

Company’s share of equity in net income of unconsolidated affiliates	$1,948	$2,995
Basis differential amortization	(693)	(724)
Company’s equity in earnings of unconsolidated affiliates	$1,255	$2,271

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	March 31, 2020	December 31, 2019
Other Assets, Net:
Lease intangibles, net (Note 6)	$108,723	$116,820
Deferred charges, net (a)	30,212	28,746
Prepaid expenses	14,948	18,873
Accrued interest receivable (Note 3)	11,181	9,872
Due from seller	3,682	3,682
Other receivables	3,384	3,996
Income taxes receivable	2,913	1,755
Deposits	1,662	1,853
Corporate assets, net	1,401	1,565
Deferred tax assets	923	913
Derivative financial instruments (Note 8)	14	2,583
	$179,043	$190,658

(a) Deferred Charges, Net:
Deferred leasing and other costs	$51,967	$49,081
Deferred financing costs related to line of credit	10,085	10,051
	62,052	59,132
Accumulated amortization	(31,840)	(30,386)
Deferred charges, net	$30,212	$28,746

Accounts Payable and Other Liabilities:
Derivative financial instruments (Note 8)	$104,253	$39,061
Lease intangibles, net (Note 6)	81,288	82,926
Lease liability - finance leases, net (Note 11)	77,881	77,657
Accounts payable and accrued expenses	64,701	68,838
Lease liability - operating leases, net (Note 11)	56,387	56,762
Deferred income	28,414	33,682
Tenant security deposits, escrow and other	12,406	12,590
	$425,330	$371,516

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

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$251,458	$(146,404)	$105,054	$249,961	$(137,108)	$112,853
Above-market rent	17,227	(13,558)	3,669	17,227	(13,260)	3,967
	$268,685	$(159,962)	$108,723	$267,188	$(150,368)	$116,820

Amortizable Intangible Liabilities
Below-market rent	$(162,117)	$81,335	$(80,782)	$(160,721)	$78,315	$(82,406)
Above-market ground lease	(671)	165	(506)	(671)	151	(520)
	$(162,788)	$81,500	$(81,288)	$(161,392)	$78,466	$(82,926)

During the three months ended March 31, 2020, the Company acquired in-place lease intangible assets of $1.5 million and below-market rents of $1.4 million with weighted-average useful lives of 3.4 and 2.6 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2020 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2020	$5,656	$(31,683)	$44	$(25,983)
2021	7,172	(21,358)	58	(14,128)
2022	6,427	(15,267)	58	(8,782)
2023	6,063	(11,403)	58	(5,282)
2024	5,621	(8,773)	58	(3,094)
Thereafter	46,174	(16,570)	230	29,834
Total	$77,113	$(105,054)	$506	$(27,435)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	March 31,	December 31,	Maturity Date at	March 31,	December 31,
	2020	2019	March 31, 2020	2020	2019
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-6.00%	Feb 2024 - Apr 2035	$175,630	$176,176
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jan 2023 - Nov 2028	81,297	81,559
Total Core Mortgages Payable				256,927	257,735
Fund II Fixed Rate (b)	4.75%	4.75%	May 2020	200,000	200,000
Fund II Variable Rate	LIBOR+3.00%	LIBOR+3.00%	March 2022	24,517	24,225
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	Nov 2021	19,007	19,073
Total Fund II Mortgages Payable				243,524	243,298
Fund III Variable Rate	LIBOR+2.75%-LIBOR+3.10%	LIBOR+2.75%-LIBOR+3.10%	Jun 2020 - Jan 2021	74,952	74,554
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	8,189	8,189
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.40%	LIBOR+1.60%-LIBOR+3.40%	June 2020 - Aug 2021	179,925	157,015
Fund IV Variable Rate - Swapped (a)	3.48%-4.61%	3.48%-4.61%	Mar 2021 - Dec 2022	79,208	102,699
Total Fund IV Mortgages Payable				267,322	267,903
Fund V Variable Rate	LIBOR+1.50%-LIBOR+2.20%	LIBOR+1.50%-LIBOR+2.20%	Feb 2021 - Dec 2024	1,387	1,387
Fund V Variable Rate - Swapped (a)	2.95%-4.78%	2.95%-4.78%	Feb 2021 - Dec 2024	334,593	334,626
Total Fund V Mortgage Payable				335,980	336,013
Net unamortized debt issuance costs				(8,708)	(10,078)
Unamortized premium				625	651
Total Mortgages Payable				$1,170,622	$1,170,076
Unsecured Notes Payable
Core Term Loans	—	—	Mar 2023	$—	$—
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-5.02%	2.49%-5.02%	Mar 2023	350,000	350,000
Total Core Unsecured Notes Payable				350,000	350,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.65%	Sep 2020	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.00%	LIBOR+1.65%-LIBOR+2.00%	Dec 2020 - June 2021	87,625	87,625
Fund V Subscription Facility	LIBOR+1.60%	—	May 2020	3,345	—

Net unamortized debt issuance costs				(312)	(305)
Total Unsecured Notes Payable				$480,658	$477,320
Unsecured Line of Credit
Core Unsecured Line of Credit -Swapped (a)	2.49%-5.02%	2.49%-5.02%	Mar 2022	$174,700	$60,800

Total Debt - Fixed Rate (c)(d)				$1,422,627	$1,403,324
Total Debt - Variable Rate (e)				411,748	314,604
Total Debt				1,834,375	1,717,928
Net unamortized debt issuance costs				(9,020)	(10,383)
Unamortized premium				625	651
Total Indebtedness				$1,825,980	$1,708,196

(a)

At March 31, 2020, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.75% to LIBOR + 3.10% for Fund III variable-rate debt; LIBOR + 1.75% to LIBOR +2.25% for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)

The contractual maturity date of this loan is May 29, 2020 (at which time the interest rate changes to Prime + 200 bps, subject to a floor of 4.75%), provided that (i) the term of the Loan automatically extends for not less than 360 days without any further action required by the borrower provided that certain customary conditions shall have been satisfied and (ii) after such initial extension, the term of the loan further extends for another 360 days provided that certain customary conditions shall have been satisfied and the borrower shall have delivered to lender certain required documentation. Certain conditions and documentation referenced above for the loan extensions may require certain events be true at the time of the loan extensions and may require the initiation of additional documentation.

(c)	Includes $1,038.8 million and $948.8 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(d)	Fixed-rate debt at December 31, 2019 includes $70.2 million of Core swaps that may be used to hedge debt instruments of the Funds.
(e)	Includes $143.6 million and $143.3 million, respectively, of variable-rate debt that is subject to interest cap agreements.

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

Mortgages Payable

During the three months ended March 31, 2020, the Company:

•	extended two Fund IV loans through February and March 2021;
•	entered into two swap agreements each with notional values of $50.0 million, which are not effective until April 2022 and April 2023 (Note 8); and
•	made scheduled principal payments of $1.5 million.

During the year ended December 31, 2019 the Company:

•

obtained one new Fund II construction loan, three new Fund IV mortgages and five new Fund V mortgages totaling $258.9 million with a weighted-average interest rate of LIBOR + 1.70% collateralized by nine properties and maturing in 2022 through 2024;

•

refinanced three mortgages with existing balances totaling $69.0 million at a weighted-average rate of LIBOR + 2.08% and maturities ranging from May 2019 to January 2021 with new mortgages totaling $71.8 million with a weighted-average rate of LIBOR + 1.86% and maturities ranging from April 2022 through December 2024;

•

transferred a Fund III mortgage with a balance of $4.7 million and an interest rate of Prime + 0.5% which was assumed by the purchasing venture in a property sale (Note 2). The Company repaid one Fund III loan in the amount of $9.8 million and two Fund IV loans in the aggregate amount of $18.4 million in connection with the sale of the properties. The Company also repaid a Fund IV loan in full, which had a balance of $38.2 million and an interest rate of LIBOR + 2.35%. The Company also made scheduled principal payments of $5.9 million;

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

At March 31, 2020 and December 31, 2019, the Company’s mortgages were collateralized by 44 properties and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company is not in default of its loan agreements, except as noted below. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at March 31, 2020 and December 31, 2019. The loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. By maturity, the loan was in default. The loan bears interest at a stated rate of approximately 6% and is subject to additional default interest of 5%. In April 2017, the successor to the original lender, Wilmington – 5190 Brandywine Parkway, LLC (the “Successor Lender”), initiated lawsuits against Brandywine Holdings in Delaware Superior Court and Delaware Court of Chancery, for among other things, judgment on the note (the “Note Complaint”) and foreclosure on the property. In a contemporaneously filed action in Delaware Superior Court (the “Guaranty Complaint”), the Successor Lender initiated a lawsuit against the Operating Partnership as guarantor of certain guaranteed obligations of Brandywine Holdings set forth in a non-recourse carve-out guaranty executed by the Operating Partnership. The Guaranty Complaint alleges that the Operating Partnership is liable for the original principal, accrued interest, default interest, late charges as well as fees, costs and protective advances, under the Brandywine Loan, which the Successor Lender alleges totaled approximately $33.0 million as of November 9, 2017 (exclusive of accruing interest, default interest, late charges, and fees and costs). In August 2019, the Delaware Superior Court

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

heard arguments on the parties’ cross-motions for summary judgement regarding both the Guaranty Complaint and the Note Complaint. On February 7, 2020, the Delaware Superior Court granted in part the Successor Lender’s motion, and denied Brandywine Holdings’ and the Operating Partnership’s cross-motion, for summary judgment, finding that each of Brandywine Holdings and the Operating Partnership have recourse liability under the Brandywine Loan and requesting the parties to contact the Court regarding a hearing of any additional outstanding issues. A final judgment against Brandywine Holdings and the Operating Partnership, jointly and severally, for an amount certain (including principal, accrued interest, default interest, late charges, as well as fees and costs, in each case calculated to the date of such judgment) on the Guaranty and Note Complaints has not yet been entered by the Delaware Superior Court. The parties are currently in discussion regarding such amount. Brandywine Holdings and the Operating Partnership intend to appeal the ruling after entry of the judgement by the Delaware Superior Court.

During the third quarter of 2019, the company recognized income of $5.0 million related to Fund II’s New Market Tax Credit transaction (“NMTC”) involving its City Point project. NMTCs were created to encourage economic development in low income communities and provided for a 39% tax credit on certain qualifying invested equity/loans. In 2012, the NMTCs were transferred to a group of investors (“Investors”) in exchange for $5.2 million. The NMTCs were subject to recapture under various circumstances, including redemption of the loan/investment prior to a requisite seven-year hold period, and recognition of income was deferred. Upon the expiration of the seven-year period and no further obligations, the Company recognized income of $5.0 million during the three months ended September 30, 2019, of which the Company’s proportionate share was $1.4 million, which is included in Other income in the consolidated statements of income.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $149.1 million and $152.5 million at March 31, 2020 and December 31, 2019, respectively, are comprised of the following:

•

The outstanding balance of the Core term loans was $350.0 million at March 31, 2020 and December 31, 2019. The Company previously entered into swap agreements fixing the rates of the remaining Core term loan balance.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of March 31, 2020 and December 31, 2019. There was no availability at each of March 31, 2020 and December 31, 2019.

•

Fund IV has a $79.2 million bridge facility and a $15.0 million subscription line. The bridge facility is guaranteed by the Operating partnership up to $50.8 million. The outstanding balance and total available credit of the Fund IV bridge facility was $79.2 million and 0.0 million, respectively at each of March 31, 2020 and at December 31, 2019. The outstanding balance and total available credit of the Fund IV subscription line was $8.4 million and $2.5 million, respectively at each of March 31, 2020 and at December 31, 2019, reflecting letters of credit of $4.1 million.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $3.3 million and $146.7 million, respectively at March 31, 2020. The outstanding balance and total available credit of the Fund V subscription line was $0.0 million and $150.0 million at December 31, 2019, respectively.

Unsecured Revolving Line of Credit

The Company had a total of $64.8 million and $173.6 million available under its $250.0 million Core Revolver, reflecting borrowings of $174.7 million and $60.8 million and letters of credit of $10.5 million and $15.6 million at March 31, 2020 and December 31, 2019, respectively. At each of March 31, 2020 and December 31, 2019, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of March 31, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (Remainder)	$393,596
2021	333,837
2022	281,578
2023	415,476
2024	211,991
Thereafter	197,897
1,834,375
Unamortized premium	625
Net unamortized debt issuance costs	(9,020)
Total indebtedness	$1,825,980

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt of $335.5 million contractually due in 2020, $195.2 million contractually due in 2021, $211.0 million contractually due in 2022 and $41.5 million contractually due in 2023; all for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

Derivative Assets — The Company has derivative assets, which are included in Other assets, net in the consolidated financial statements, and are comprised of interest rate swaps and caps. The derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Derivative Liabilities — The Company has derivative liabilities, which are included in Accounts payable and other liabilities in the consolidated financial statements, and are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2020 or 2019.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	14	—	—	2,583	—
Liabilities
Derivative financial instruments	—	104,253	—	—	39,061	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During March of 2020, the Company was impacted by the COVID-19 Pandemic (Note 15), which caused the Company to re-evaluate its holding periods and forecasted operating income at certain properties. As a result, several impairments were recorded at Fund assets. Impairment charges for the periods presented are as follows (in thousands):

					Impairment Charge
Property and Location	Owner	Triggering Event	Level 3 Inputs	Effective Date	Total	Acadia's Share

2020 Impairment Charges
Cortlandt Crossing, Mohegan Lake, NY	Fund III	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	3/31/2020	$27,402	$6,726
654 Broadway, New York, NY	Fund III	Reduced holding period	Projections of: holding period, net operating income, cap rate, incremental costs	3/31/2020	6,398	1,570
146 Geary Street, San Francisco, CA	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	3/31/2020	6,718	1,553
801 Madison Avenue, New York, NY	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	3/31/2020	11,031	2,551
Total 2020 Impairment Charges					$51,549	$12,400

2019 Impairment Charges
210 Bowery residential units	Fund IV	Reduced selling price	Contract sales price	9/30/2019	$321	$74
210 Bowery residential units	Fund IV	Reduced selling price	Offering price	6/30/2019	1,400	321
Total 2019 Impairment Charges					$1,721	$395

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	March 31, 2020	December 31, 2019
Core
Interest Rate Swaps	$562,297	Dec 2012-Apr 2023	Jul 2020-Apr 2033	1.24%	—	3.77%	Other Liabilities (a)	$(85,461)	$(33,750)
Interest Rate Swaps	—	—	—	—	—	—	Other Assets	—	456
	$562,297							$(85,461)	$(33,294)

Fund II
Interest Rate Swap	$19,007	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(380)	$(139)
Interest Rate Cap	45,000	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	12	1
	$64,007							$(368)	$(138)

Fund III
Interest Rate Cap	$39,470	Jan 2020	Jan 2021	3.00%	—	3.00%	Other Assets	$—	$—

Fund IV
Interest Rate Swaps	—	—	—	—	—	—	Other Assets	—	$22
Interest Rate Swaps	79,208	Mar 2017 - Dec 2019	Apr 2022 - Dec 2022	1.48%	—	4.00%	Other Liabilities	(2,782)	(812)
Interest Rate Caps	90,600	July 2019 - Dec 2019	Dec 2020 - July 2021	3.00%	—	3.50%	Other Assets	2	—
	$169,808							$(2,780)	$(790)

Fund V
Interest Rate Swaps	—	—	—	—	—	—	Other Assets	—	$2,104
Interest Rate Swaps	334,593	Jan 2018-Nov 2019	Feb 2021-Oct 2024	1.25%	—	2.88%	Other Liabilities	(15,630)	(4,360)
	$334,593							$(15,630)	$(2,256)

Total asset derivatives								$14	$2,583
Total liability derivatives								$(104,253)	$(39,061)

(a)

Includes two swaps with an aggregate fair value of ($25.4) million and ($11.8) million at March 31, 2020 and December 31, 2019, respectively, which were acquired during July 2018 with a notional value of $125.0 million and are not effective until July 2020. Includes one swap with an aggregate value of ($2.8) million at March 31, 2020, which was acquired during February 2020 with a notional value of $50.0 million and is not effective until April 2023. Includes one swap with an aggregate fair value of ($2.6) million at March 31, 2020, which was acquired during February 2020 with a notional value of $50.0 million and is not effective until April 2023.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $18.0 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense within the next twelve months. As of March 31, 2020 and December 31, 2019, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		March 31, 2020		December 31, 2019
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$174,089	$175,462	$114,943	$113,422
Mortgage and Other Notes Payable (a)	3	1,178,705	1,183,469	1,179,503	1,191,281
Investment in non-traded equity securities (b)	3	2,019	57,866	1,778	57,964
Unsecured notes payable and Unsecured line of credit (c)	2	655,670	650,323	538,425	539,362

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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at March 31, 2020.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $37.6million and $41.1 million as of March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, the Company had letters of credit outstanding of $14.6 million and $19.8 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the share repurchase activity discussed below, the Company completed the following transactions in its common shares during the three months ended March 31, 2020:

•	The Company withheld 2,075 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•

The Company recognized Common Share and Common OP Unit-based compensation expense totaling $2.1 million and $1.9 million in connection with Restricted Shares and Units (Note 13) for the three months ended March 31, 2020 and 2019, respectively.

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its common shares during the year ended December 31, 2019:

•	The Company withheld 2,468 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•	The Company recognized Common Share and Common OP Unit-based compensation expense totaling $8.8 million in connection with Restricted Shares and Units (Note 13).

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) which provides the Company an efficient and low-cost vehicle for raising public equity to fund its capital needs. The Company entered into its current $250.0 million ATM Program (which replaced its prior program) in the second quarter of 2019 and also added an optional “forward purchase” component. The Company has not issued any shares on a forward basis during the three months ended March 31, 2020 or for the year ended December 31, 2019. During the year ended December 31, 2019, the Company sold 5,164,055 Common Shares under its ATM Program for gross proceeds of $147.7 million, or $145.5 million net of issuance costs, at a weighted-average gross price per share of $28.61. During the three months ended March 31, 2020, the Company did not sell any Common Shares under its ATM Program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the year ended December 31, 2019. During the three months ended March 31, 2020, the Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees at a weighted average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available as of March 31, 2020.

Dividends and Distributions

The following table sets forth the dividends declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

November 13, 2018	$0.28	December 31, 2018	January 15, 2019
February 28, 2019	$0.28	March 29, 2019	April 15, 2019
May 9, 2019	$0.28	June 28, 2019	July 15, 2019
August 13, 2019	$0.28	September 30, 2019	October 15, 2019
November 5, 2019	$0.29	December 31, 2019	January 15, 2020
February 26, 2020	$0.29	March 31, 2020	April 15, 2020

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated Other Comprehensive Loss

The following tables set forth the activity in accumulated other comprehensive loss for three months ended March 31, 2020 and 2019 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2020	$(31,175)

Other comprehensive loss before reclassifications	(74,774)
Reclassification of realized interest on swap agreements	977
Net current period other comprehensive loss	(73,797)
Net current period other comprehensive loss attributable to noncontrolling interests	19,257
Balance at March 31, 2020	$(85,715)

Balance at January 1, 2019	$516

Other comprehensive loss before reclassifications	(13,306)
Reclassification of realized interest on swap agreements	(551)
Net current period other comprehensive loss	(13,857)
Net current period other comprehensive loss attributable to noncontrolling interests	2,320
Balance at March 31, 2019	$(11,021)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for three months ended March 31, 2020 and 2019 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2020	$97,670	$546,987	$644,657
Distributions declared of $0.29 per Common OP Unit	(1,849)	—	(1,849)
Net loss for the three months ended March 31, 2020	(336)	(51,289)	(51,625)
Conversion of 147,882 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,472)	—	(2,472)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(3,141)	(16,388)	(19,529)
Cumulative effect of change in accounting principle (Note 1)	—	(11)	(11)
Reclassification of realized interest expense on swap agreements	7	265	272
Noncontrolling interest contributions	—	7,268	7,268
Noncontrolling interest distributions	—	(3,118)	(3,118)
Employee Long-term Incentive Plan Unit Awards	3,648	—	3,648
Reallocation of noncontrolling interests (c)	(145)	—	(145)
Balance at March 31, 2020	$93,382	$483,714	$577,096

Balance at January 1, 2019	$104,223	$518,219	$622,442
Distributions declared of $0.28 per Common OP Unit	(1,781)	—	(1,781)
Net income (loss) for the three months ended March 31, 2019	931	(10,192)	(9,261)
Conversion of 174,529 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,953)	—	(2,953)
Other comprehensive income - unrealized gain on valuation of swap agreements	(694)	(1,605)	(2,299)
Reclassification of realized interest expense on swap agreements	(22)	1	(21)
Noncontrolling interest contributions	—	32,191	32,191
Noncontrolling interest distributions	—	(3,237)	(3,237)
Employee Long-term Incentive Plan Unit Awards	3,360	—	3,360
Reallocation of noncontrolling interests (c)	1,980	—	1,980
Balance at March 31, 2019	$105,044	$535,377	$640,421

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,205,931 and 3,325,240 Common OP Units at March 31, 2020 and March 31, 2019; (ii) 188 Series A Preferred OP Units at March 31, 2020 and March 31, 2019; (iii) 126,593 and 136,593 Series C Preferred OP Units at March 31, 2020 and March 31, 2019; and (iv) 3,003,027 and 2,726,046 LTIP units at March 31, 2020 and March 31, 2019, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and six other subsidiaries.
(c)

Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

Preferred OP Units

There were no issuances of Preferred OP Units during the three months ended March 31, 2020 or the year ended December 31, 2019.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2020, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through March 31, 2020, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.
11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options (see below). Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the three months ended March 31, 2020 and 2019, the Company earned $14.6 million and $13.3 million, respectively, in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in lease revenues in the consolidated statements of income.

As Lessee

During the three months ended March 31, 2020, the Company did not enter into any new leases as lessee.

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

•

entered into a prepaid master lease on December 9, 2019 comprised of an operating lease component related to the land and a finance lease component related to the building. The property is referred to as “565 Broadway” within the Core Portfolio. The Company recorded a Right-of-use-asset-operating-lease of $4.9 million and a Right-of-use-asset-finance lease of $19.4 million; and

•

entered into a ground lease on May 1, 2019 which is an operating lease. The property is referred to as “110 University Place” and is within the Fund IV portfolio. The Company recorded a Right of use asset–operating lease and a corresponding Lease liability–operating-lease of $45.3 million.

The Company recorded the following assets and liabilities in connection with acquisitions of leasehold interests:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2020	Year Ended December 31, 2019

Amounts recorded upon acquisition of leasehold interests:
Right of use asset - operating lease	$—	$50,147
Right of use asset - finance lease	—	19,422
Leasehold improvements	—	13,354
Lease intangibles (Note 6)	—	1,760
Lease liability - operating lease	—	(45,293)
Acquisition-related intangible liabilities (Note 6)	—	(359)
Cash paid upon acquisition of leasehold interests	$—	$39,031

	Three Months Ended March 31,
	2020	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$657	$496
Interest on lease liabilities	850	843
Subtotal	1,507	1,339
Operating lease cost	1,394	536
Short-term lease cost	—	—

Variable lease cost	16	32
Less: sublease income	—	—

Total lease cost	$2,917	$1,907

Other Information
Weighted-average remaining lease term - finance leases (years)	42.3	47.4
Weighted-average remaining lease term - operating leases (years)	34.1	8.4
Weighted-average discount rate - finance leases	4.4%	4.4%
Weighted-average discount rate - operating leases	5.8%	5.0%

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Right-of-use assets are included in Operating real estate (Note 2) in the consolidated balance sheet. Lease liabilities are included in Accounts payable and other liabilities in the consolidated balance sheet (Note 5). Operating lease cost comprises amortization of right-of-use assets for operating properties (related to ground rents) or amortization of right-of-use assets for office and corporate assets and is included in Property operating expense or General and administrative expense, respectively, in the consolidated statements of income. Finance lease cost comprises amortization of right-of-use assets for certain ground leases, which is included in Property operating expense, as well as interest on lease liabilities, which is included in Interest expense in the consolidated statements of operations.

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of March 31, 2020, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues (a)	Minimum Rental Payments (b)
2020 (Remainder)	$151,850	$5,251
2021	201,955	6,823
2022	182,397	6,832
2023	161,665	6,825
2024	139,995	7,008
Thereafter	575,373	312,421
Total	$1,413,235	$345,160

(a)

Amount represents contractual lease maturities at March 31, 2020. During the end of March, numerous tenants were forced to suspend operations by government mandate as a result of the COVID-19 Pandemic. The Company is currently in negotiation with many tenants which may result in rent concessions or deferral of rents billed during April and May 2020 (Note 15).

(b)	Minimum rental payments include $211.2 million of interest related to leases.

During the three months ended March 31, 2020 and 2019, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

During the three months ended March 31, 2020, business closures in response to the COVID-19 Pandemic in the United States caused numerous tenants to close their businesses in response to government mandates. The Company reassessed its reserves for credit losses with respect to its straight-line rents receivable and recorded a charge of $2.5 million related to estimated future credit losses associated with the effects of the COVID-19 Pandemic (Note 15).

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$39,933	$31,487	$—	$—	$71,420
Depreciation and amortization	(17,056)	(16,321)	—	—	(33,377)
Property operating expenses, other operating and real estate taxes	(11,814)	(11,953)	—	—	(23,767)
General and administrative expenses	—	—	—	(9,070)	(9,070)
Impairment charges	—	(51,549)	—	—	(51,549)
Operating income (loss)	11,063	(48,336)	—	(9,070)	(46,343)
Interest income	—	—	2,929	—	2,929
Other expense	—	—	(530)	—	(530)
Equity in earnings (losses) of unconsolidated affiliates	1,642	(387)	—	—	1,255
Interest expense	(8,250)	(10,052)	—	—	(18,302)
Income tax benefit	—	—	—	952	952
Net income (loss)	4,455	(58,775)	2,399	(8,118)	(60,039)
Net loss attributable to noncontrolling interests	1,216	50,409	—	—	51,625
Net income (loss) attributable to Acadia (a)	$5,671	$(8,366)	$2,399	$(8,118)	$(8,414)

Real estate at cost (b)	$2,289,449	$1,792,667	$—	$—	$4,082,116
Total assets (b)	$2,330,971	$1,801,008	$173,159	$—	$4,305,138
Cash paid for acquisition of real estate	$19,088	$—	$—	$—	$19,088
Cash paid for development and property improvement costs	$2,638	$10,695	$—	$—	$13,333

	As of or for the Three Months Ended March 31, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$46,423	$27,562	$—	$—	$73,985
Depreciation and amortization	(15,679)	(14,654)	—	—	(30,333)
Property operating expenses, other operating and real estate taxes	(11,732)	(9,403)	—	—	(21,135)
General and administrative expenses	—	—	—	(8,323)	(8,323)
Gain on disposition of properties	—	2,014	—	—	2,014
Operating income	19,012	5,519	—	(8,323)	16,208
Interest income	—	—	2,270	—	2,270
Equity in earnings of unconsolidated affiliates	2,270	1	—	—	2,271
Interest expense	(6,693)	(11,166)	—	—	(17,859)
Income tax benefit	—	—	—	46	46
Net income (loss)	14,589	(5,646)	2,270	(8,277)	2,936
Net (income) loss attributable to noncontrolling interests	(41)	9,302	—	—	9,261
Net income attributable to Acadia (a)	$14,548	$3,656	$2,270	$(8,277)	$12,197

Real estate at cost (b)	$2,114,727	$1,640,864	$—	$—	$3,755,591
Total assets (b)	$2,244,349	$1,684,757	$114,935	$—	$4,044,041
Cash paid for acquisition of real estate	$32,034	$—	$—	$—	$32,034
Cash paid for development and property improvement costs	$4,033	$15,876	$—	$—	$19,909

(a)

Net income attributable to Acadia for the Core segment includes $1.0 million, and $1.2 million associated with one property, Town Center, for the three months ended March 31, 2020 and 2019, respectively. These amounts include the results of three entities, including the unconsolidated Town Center venture and the consolidated

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Brandywine Holdings (Note 4) and Brandywine Maintenance Corp., which on a combined basis constitute the operating results of the shopping center. In April 2020, the Town Center venture was consolidated (Note 15).

(b)

Real estate at cost and total assets for the Funds segment include $603.4 million and $603.3 million, or $175.6 million and $174.7 million net of non-controlling interests, related to Fund II’s City Point property at March 31, 2020 and December 31, 2019, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The Second Amended and Restated 2006 Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At March 31, 2020 a total of 179,953 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the three months ended March 31, 2020, and the year ended December 31, 2019, the Company issued 396,149 and 330,718 LTIP Units and 13,766 and 8,041 Restricted Share Units, respectively, to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

•

Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three-year forward-looking performance period relative to the constituents of the SNL U.S. REIT Retail Shopping Center Index and one-third (1/3) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the SNL U.S. REIT Retail Index (both on a non-weighted basis).

•

If the Company’s performance fails to achieve the aforementioned hurdles at the culmination of the three-year performance period, all performance-based shares will be forfeited. Any earned performance-based shares vest 60% at the end of the performance period, with the remaining 40% of shares vesting ratably over the next two years.

For valuation of the 2020 and 2019 Performance Shares, a Monte Carlo simulation was used to estimate the fair values based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (21.0% and 19.6%) and risk-free interest rates of (1.4% and 2.5%) for 2020 and 2019, respectively. The total value of the 2020 and 2019 Performance Shares will be expensed over the vesting period regardless of the Company’s performance.

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $10.4 million during the three months ended March 31, 2020 and $11.1 million during the year ended December 31, 2019. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.1 million and $1.9 million, for the three months ended March 31, 2020 and 2019, respectively and is recorded in General and Administrative on the Consolidated Statements of Operations.

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. There were no shares and units issued as of March 31, 2020. During the year ended December 31, 2019, the Company issued 18,009 LTIP Units and 17,318 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,463 of the LTIP Units and 3,996 of the Restricted Shares will be on the first anniversary of the date of issuance and 11,546 of the LTIP Units and 13,322 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.3 million for each of the three months ended March 31, 2020 and 2019.

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Operating Partnership, 22.8% of the potential Promote payments from Fund IV to the Operating Partnership and 4.3% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV and Fund V were determined to have no intrinsic value as of March 31, 2020 or December 31, 2019.

No compensation expense was recognized for the three months ended March 31, 2020 or the year ended December 31, 2019 related to the Program in connection with Fund III, Fund IV or Fund V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2019	38,455	22.44	891,886	26.87
Granted	25,359	28.56	348,726	32.78
Vested	(21,424)	27.12	(290,753)	29.30
Forfeited	—	—	(15,679)	31.49
Unvested at December 31, 2019	42,390	23.73	934,180	28.24
Granted	13,766	23.49	396,149	25.24
Vested	(5,405)	29.34	(235,337)	30.63
Forfeited	—	—	(120)	27.63
Unvested at March 31, 2020	50,751	$23.07	1,094,872	$26.64

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2020 and the year ended December 31, 2019 were $25.18 and $32.50, respectively. As of March 31, 2020, there was $21.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Restricted Shares that vested for the three months ended March 31, 2020 and the year ended December 31, 2019, was $0.2 million and $0.6 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the three months ended March 31, 2020 and the year ended December 31, 2019, was $7.2 million and $8.5 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.1 million related to the following employee benefit plans for the three months ended March 31, 2020.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 395 and 706 Common Shares were purchased by employees under the Purchase Plan for the three months ended March 31, 2020 and 2019, respectively.

Deferred Share Plan

During 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $19,500, for the year ending December 31, 2020.

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

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Numerator:
Net (loss) income attributable to Acadia	$(8,414)	$12,197
Less: net income attributable to participating securities	—	(68)
Income from continuing operations net of income attributable to participating securities	$(8,414)	$12,129

Denominator:
Weighted average shares for basic earnings per share	86,971,552	82,032,852
Effect of dilutive securities:
Employee unvested restricted shares	—	4,562
Denominator for diluted earnings per share	86,971,552	82,037,414

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$(0.10)	$0.15

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067

Series C Preferred OP Units	126,593	136,593
Series C Preferred OP Units - Common share equivalent	439,556	474,278
Restricted shares	49,182	37,639

15. Subsequent Events

Acquisition / Conversion

On April 1, the Company converted the remaining note receivable totaling $38.7 million plus accrued interest of $2.0 million (Note 3) into the venture partner’s 24.78% interest in Town Center (Note 4). Prior to this note conversion, the Company had a 75.22% tenancy-in-common interest

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and accounted for the property using the equity method of accounting. Upon conversion of the note, the Company will consolidate the property entities beginning in the second quarter of 2020.

Fund Capital Call

Effective April 7, Fund II called capital of $15.0 million representing the full re-contribution of previously distributed proceeds from a 2018 property sale. The Company’s share of this capital call was $4.3 million.

Disposition

On April 13, Fund IV sold Colonie Plaza, a consolidated property in Albany, NY, for $15.3 million at a gain and repaid the property’s $11.6 million mortgage.

Distributions

On April 15, 2020, the Company paid its previously-announced distributions to Common Share and OP Unit holders for the quarter ended March 31, 2020 totaling $26.8 million.

On May 5, 2020, the Company’s Board voted to suspend the distributions on the Common Shares and Common OP Units for the quarter ending June 30, 2020. The Board has not made any decisions regarding its dividend policy beyond the second quarter of 2020 and will closely monitor the Company’s financial performance and economic outlook and assess when to reinitiate an appropriate dividend to maintain compliance with its REIT taxable income requirements.

COVID-19 Pandemic

Beginning in March 2020, the pandemic outbreak of a novel strain of coronavirus (the “COVID-19 Pandemic”) has adversely affected economic activity and significantly decreased consumer activity, both on a global and domestic level. The COVID-19 Pandemic and government responses are creating disruption in global supply chains and adversely impacting many industries, including the domestic retail sectors in which the Company’s tenants operate. The COVID-19 Pandemic could continue to have a material adverse impact on economic and market conditions and trigger a period of global economic slowdown. Under governmental restrictions and guidance, certain retailers are considered “essential businesses” and are permitted to remain fully operating during the COVID-19 Pandemic, while other “non-essential businesses” have been ordered to decrease or close operations for an indeterminate period of time to protect their employees and customers from the spread of the virus. These disruptions, which continue as of the date of this Report, may impact the collectability of rent from the Company’s affected tenants, as well as the recoverability of the Company’s real estate assets. The Company cannot estimate with reasonable certainty which currently operating tenants will remain open or if and when non-operating retailers will re-open for business as the COVID-19 Pandemic progresses. As of April 30, 2020, the Company estimates that approximately 34% of its consolidated and unconsolidated annualized base rents are derived from “essential businesses” and remaining 66% of its consolidated and unconsolidated annualized base rents are derived from “non-essential businesses.” While the Company considers these disruptions related to the COVID-19 Pandemic to be temporary, if the disruptions continue, they may have a material, adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity for the year ending December 31, 2020. Collections of rents billed in March 2020 were not significantly impacted by the COVID-19 Pandemic. However, during the second quarter of 2020, the Company has been monitoring collections of its April and May 2020 rents. Through April 30, 2020, collections of April rents are over 50% of billed rents and recoveries.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Currently, Management is unable to determine the impact that the CARES Act will have on the Company and ultimately on its financial condition, results of operations, or liquidity for fiscal year 2020.

Financing

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 30, 2020, Fund V extended the maturity of its subscription line by one year (Note 7).

At May 4, 2020, the Company had $6.3 million available under its Revolver and a total of $148.9 million available under its Fund credit facilities reflecting borrowings subsequent to March 31, 2020 (Note 7).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 2020, we own or have an ownership interest in 188 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies (including tenants who may have been forced to close their businesses as a result of the COVID-19 Pandemic, as discussed under “Significant Developments” below) at March 31, 2020 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	—	39	741,365	87.3%
New York Metro	1	27	346,307	91.7%
Los Angeles Metro	—	1	14,000	100.0%
San Francisco Metro	—	1	148,832	100.0%
Washington DC Metro	1	28	322,595	84.3%
Boston Metro	—	3	55,276	100.0%
Suburban	2	27	4,016,092	93.4%
Total Core Portfolio	4	126	5,644,467	92.2%
Acadia Share of Total Core Portfolio	4	126	5,024,203	93.1%

Fund Portfolio:
Fund II	—	1	469,518	65.2%
Fund III	1	3	135,382	76.9%
Fund IV	3	35	2,478,437	87.8%
Fund V	—	14	4,384,709	88.9%
Total Fund Portfolio	4	53	7,468,046	86.8%
Acadia Share of Total Fund Portfolio	4	53	1,559,467	86.7%

Total Core and Funds	8	179	13,112,513	89.2%
Acadia Share of Total Core and Funds	8	179	6,583,670	91.6%

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2020

Special Note Regarding the COVID-19 Pandemic

During the first quarter of 2020, a novel strain of coronavirus, COVID-19, spread to the United States and numerous other countries worldwide (the “COVID-19 Pandemic”). In order to protect citizens and slow the spread of COVID-19, a majority of state governments in the United States instituted restrictions on travel, implemented “shelter-in-place” or “stay-at-home” orders and social distancing practices, and mandated shutdowns of certain “non-essential” businesses for an indeterminate period of time. As a result, a majority of the Company’s retail tenants have been forced to temporarily close their businesses. The only businesses that have remained in operation are “essential” businesses, as defined by each state, and generally include health care facilities, infrastructure-related facilities, as well as certain retail categories including, among others: grocery/convenience stores, pharmacies, gas stations, hardware/building materials, telecommunications and, subject to certain restrictions, restaurants and bars. The prospect of sustained tenant closures creates concern regarding the Company’s ability to fully collect rents billed during the second quarter of 2020 and possibly thereafter from non-operating tenants, many of which have already requested rent concessions from the Company. In addition, the COVID-19 Pandemic has had a significant adverse impact on economic and market conditions resulting in a decline in the Company’s share price, disruption of or lack of access to the capital markets and depressed real estate values, among others. The Company notes the following as a result of the COVID-19 Pandemic:

•	Effective March 20, 2020, the Company closed its offices and its employees successfully transitioned to working from their homes.
•	On March 31, 2020, the Company issued a press release relaying that certain major development and construction projects have been placed on hold and withdrawing its 2020 guidance.
•

The Company reviewed its assets for impairment at March 31, 2020 and determined that it would take an aggregate non-cash impairment charge of $51.5 million, of which $12.4 million was the Company’s pro-rata share, as a result of changes in estimated holding periods, estimated net operating income and cap rates at selected properties due to circumstances stemming from the COVID-19 Pandemic (Note 8).

•

As of April 30, 2020, 66% and 71% of Core Portfolio and Fund Portfolio retail tenants, respectively, are considered “non-essential” businesses and remain closed, totaling approximately 66% of rents billed in April. We cannot presently determine when or how many of our non-essential tenants will reopen.

•

Collections of rents billed in March 2020 were not significantly impacted by the COVID-19 Pandemic. However, during the second quarter of 2020, the Company has been monitoring collections of its April and May 2020 rents. To date, collections of April 2020 rents are over 50% of billed rents and recoveries.

•

The Company is in the process of negotiating rent concessions, substantially in the form of deferrals, with select tenants. It is too early to determine the impact of such concessions on future period revenues or cash flows; however, the Company anticipates that revenues for the second quarter, and potentially the remainder of the year, will be negatively impacted.

•

The Company reviewed the collectability of its rents receivable and straight-line rents at March 31, 2020 and recorded an increase to its credit loss reserves of approximately $3.0 million (Note 11, Note 3) primarily related to projected tenant defaults stemming from business closures attributable to the COVID-19 Pandemic.

•

The Company continues to have active discussions with existing and potential new tenants for new and renewed leases. However, the uncertainty relating to the COVID-19 Pandemic has slowed the pace of leasing activity and could result in higher vacancy than the Company otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of March 31, 2020, approximately 2.6% and 5.5% of the Company’s Core and Fund portfolio rents, respectively, was subject to leases scheduled to expire in 2020 and 11.7% and 10.1% was subject to leases scheduled to expire in 2021.

•

Given the impact of the COVID-19 Pandemic on the markets where our properties are located, we anticipate a reduction in our disposition and acquisition activity during the second quarter and potentially for the remainder of 2020.

•

The Company has numerous long-dated interest rate cash flow hedges (Note 7, Note 8) in place to effectively fix the interest rates on its variable-rate debt. In periods when interest rates fall below the effective rates of the underlying debt agreements, the Company is required to make payments for its swaps that are charged to interest expense. The fair value of the interest rate swaps at March 31, 2020 was a liability of $104.3 million, which represents the present value of expected payments over the weighted-average remaining term of the swaps, which was 7.8 years.

•

The Company has reviewed its debt covenants with no significant new compliance issues noted as of March 31, 2020. However, potential reductions in the collections of rent during the second quarter of 2020 may impact future debt compliance at various properties.

•

We have suspended distributions on the Common Shares and Common OP Units for the second quarter of 2020. Our Board of Trustees has not made any decisions regarding our dividend policy beyond the second quarter of 2020 and will closely monitor our financial performance and economic outlook in order to assess when to reinitiate an appropriate dividend to maintain compliance with REIT taxable income requirements.

While the Company currently considers the disruptions associated with the COVID-19 Pandemic to be temporary, if such disruptions continue or have a more severe impact than anticipated, they may have a material adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity for the year ending December 31, 2020.

Investments

During the three months ended March 31, 2020, we invested in two properties aggregating $19.2 million, inclusive of transaction costs, within our Core portfolio as follows:

•	On January 9, we acquired a fully-occupied retail condominium, 37 Greene Street, located in the SoHo section of New York City, for $15.7 million.
•	On February 13, we acquired a fully-occupied, mixed-use building in Chicago, Illinois, for $3.5 million.

During the three months ended March 31, 2020, we did not make any investments within our Fund portfolio.

Dispositions of Real Estate

During the three months ended March 31, 2020, we did not make any dispositions in our Core or Fund portfolios; however, a Fund IV property was sold in April 2020 (Note 15).

Financing Activity

During the three months ended March 31, 2020, we (Note 7) extended debt aggregating $46.4 million at Fund IV pursuant to existing available extension options. Subsequent to March 31, 2020, Fund V extended its subscription line (Note 15).

Structured Financing Investments

During the three months ended March 31, 2020, we entered into two new Structured Financing investments (Note 3) as follows:

•	On January 17, the Company loaned $54.0 million to an entity that owns an interest in 850 Third Avenue, in Brooklyn, New York.
•	On February 6, the Company loaned $5.0 million to one of the Company’s venture partners.

Equity Repurchases

The Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees at a weighted average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available as of March 31, 2020 (Note 10).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The results of operations by reportable segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	March 31, 2020				March 31, 2019				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$39.9	$31.5	$—	$71.4	$46.4	$27.6	$—	$74.0	$(6.5)	$3.9	$—	$(2.6)
Depreciation and amortization	(17.1)	(16.3)	—	(33.4)	(15.7)	(14.7)	—	(30.3)	1.4	1.6	—	3.1
Property operating expenses, other operating and real estate taxes	(11.8)	(12.0)	—	(23.8)	(11.7)	(9.4)	—	(21.1)	0.1	2.6	—	2.7
General and administrative expenses	—	—	—	(9.1)	—	—	—	(8.3)	—	—	—	0.8
Impairment charge	—	(51.5)	—	(51.5)	—	—	—	—	—	51.5	—	51.5
Gain on disposition of properties	—	—	—	—	—	2.0	—	2.0	—	(2.0)	—	(2.0)
Operating income (loss)	11.1	(48.3)	—	(46.3)	19.0	5.5	—	16.2	(7.9)	(53.8)	—	(62.5)
Interest income	—	—	2.9	2.9	—	—	2.3	2.3	—	—	0.6	0.6
Other expense	—	—	(0.5)	(0.5)	—	—	—	—	—	—	0.5	0.5
Equity in earnings (losses) of unconsolidated affiliates	1.6	(0.4)	—	1.3	2.3	—	—	2.3	(0.7)	(0.4)	—	(1.0)
Interest expense	(8.3)	(10.1)	—	(18.3)	(6.7)	(11.2)	—	(17.9)	1.6	(1.1)	—	0.4
Income tax benefit	—	—	—	1.0	—	—	—	—	—	—	—	1.0
Net income (loss)	4.5	(58.8)	2.4	(60.0)	14.6	(5.6)	2.3	2.9	(10.1)	(53.2)	0.1	(62.9)
Net loss attributable to noncontrolling interests	1.2	50.4	—	51.6	—	9.3	—	9.3	1.2	41.1	—	42.3
Net income (loss) attributable to Acadia	$5.7	$(8.4)	$2.4	$(8.4)	$14.6	$3.7	$2.3	$12.2	$(8.9)	$(12.1)	$0.1	$(20.6)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $8.9 million for the three months ended March 31, 2020 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio decreased $6.5 million for the three months ended March 31, 2020 compared to the prior year period primarily due to the write-off of a below-market lease related to a tenant that vacated in 2019 for $5.7 million and a $4.3 million increase in credit loss reserves (comprised of $1.3 million and $3.0 million of billed rent and straight-line rent, respectively)  in 2020 primarily related to the COVID-19 Pandemic. These decreases were offset by additional rents of $2.5 million from Core property acquisitions during 2019 and 2020 (Note 2).

Depreciation and amortization for our Core Portfolio increased $1.4 million for the three months ended March 31, 2020 compared to the prior year period primarily due to Core property acquisitions in 2019 and 2020.

Interest expense for our Core Portfolio increased $1.6 million for the three months ended March 31, 2020 compared to the prior year period primarily due to higher average outstanding borrowings in 2020.

Net loss attributable to noncontrolling interests for our Core Portfolio increased $1.2 million for the three months ended March 31, 2020 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $12.1 million for the three months ended March 31, 2020 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $3.9 million for the three months ended March 31, 2020 compared to the prior year period primarily due to Fund property acquisitions in 2019 partially offset by $1.5 million from Fund property dispositions (Note 2).

Depreciation and amortization for the Funds increased $1.6 million for the three months ended March 31, 2020 compared to the prior year period primarily due to $2.5 million from Fund property acquisitions in 2019 partially offset by $0.6 million from Fund property dispositions.

Property operating expenses, other operating and real estate taxes for the Funds increased $2.6 million for the three months ended March 31, 2020 compared to the prior year period primarily due to Fund property acquisitions in 2019 partially offset by $0.6 million from Fund property dispositions.

Impairment of $51.5 million for the Funds relates to $33.8 million for 654 Broadway and Cortlandt Crossing in Fund III and $17.7 million for 801 Madison and 146 Geary in Fund IV.

Gain on disposition of properties for the Funds decreased $2.0 million for the three months ended March 31, 2020 compared to the prior year period due to the sale of 3104 M Street in Fund III during 2019 (Note 2, Note 4).

Interest expense for the Funds decreased $1.1 million for the three months ended March 31, 2020 compared to the prior year period due to $1.5 million from lower average interest rates in 2020 and $0.4 million of additional interest capitalized in 2020. These were offset by a $0.8 million increase related to higher average outstanding borrowings in 2020.

Net loss attributable to noncontrolling interests for the Funds increased $41.1 million for the three months ended March 31, 2020 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $4.3 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio increased $0.6 million for the three months ended March 31, 2020 compared to the prior year period primarily due to $1.3 million from new notes issued in 2020 and 2019 partially offset by $0.9 million from the payoff of a Fund IV note in 2019 (Note 3).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated income tax benefit increased $1.0 million for the three months ended March 31, 2020 compared to the prior year period due to the newly available carryback of net operating losses under current Federal rules.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Consolidated operating income (a)	$(46,343)	$16,208
Add back:
General and administrative	9,070	8,323
Depreciation and amortization	33,377	30,333
Impairment charge	51,549	—

Less:
Above/below-market rent, straight-line rent and other adjustments	(1,369)	(9,299)
Gain on disposition of properties	—	(2,014)
Consolidated NOI	46,284	43,551

Noncontrolling interest in consolidated NOI	(14,298)	(12,978)
Less: Operating Partnership's interest in Fund NOI included above	(3,595)	(3,503)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	6,346	6,595
NOI - Core Portfolio	$34,737	$33,665

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended March 31,
	2020	2019
Core Portfolio NOI	$34,737	$33,665
Less properties excluded from Same-Property NOI	(3,443)	(1,934)
Same-Property NOI	$31,294	$31,731

Percent change from prior year period	(1.4)%

Components of Same-Property NOI:
Same-Property Revenues	$43,236	$43,634
Same-Property Operating Expenses	(11,942)	(11,903)
Same-Property NOI	$31,294	$31,731

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three months ended March 31, 2020. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended March 31, 2020
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	6	6
GLA commencing	31,613	31,613
New base rent	$35.72	$39.09
Expiring base rent	$35.84	$34.97
Percent growth in base rent	-0.3%	11.8%
Average cost per square foot (a)	$7.58	$7.58
Weighted average lease term (years)	7.9	7.9

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to Acadia	$(8,414)	$12,197

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	24,088	21,999
Impairment charge (net of noncontrolling interests' share)	12,400	—
Gain on disposition of properties (net of noncontrolling interests' share)	—	(384)
(Loss) income attributable to Common OP Unit holders	(462)	795
Distributions - Preferred OP Units	126	135
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$27,738	$34,742

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	86,971,552	82,032,852
Weighted-average OP Units outstanding	5,189,995	5,214,130
Basic weighted-average shares outstanding, FFO	92,161,547	87,246,982
Assumed conversion of Preferred OP Units to common shares	464,623	499,345
Assumed conversion of LTIP units and restricted share units to common shares	158,902	222,326
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	92,785,072	87,968,653

Diluted Funds from operations, per Common Share and Common OP Unit	$0.30	$0.39

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2020, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $27.0 million. We have suspended distributions on the Common Shares and Common OP Units for the second quarter of 2020. Our Board of Trustees has not made any decisions regarding our dividend policy beyond the second quarter of 2020 and will closely monitor our financial performance and economic outlook in order to assess when to reinitiate an appropriate dividend to maintain compliance with REIT taxable income requirements.

Investments in Real Estate

During the three months ended March 31, 2020, within our Core portfolio we invested in two properties aggregating $19.2 million inclusive of transaction costs, as follows:

•	On January 9, the Company acquired a retail condominium, 37 Greene Street, located in the SoHo section of New York City, for $15.7 million (Note 2).
•	On February 13, the Company acquired a fully-occupied, mixed-use building in Chicago, Illinois, for $3.5 million.

Capital Commitments

During the three months ended March 31, 2020, we made capital contributions aggregating $2.3 million to our Funds. At March 31, 2020, our share of the remaining capital commitments to our Funds aggregated $83.9 million as follows:

•

$2.4 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$19.9 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•	$61.6 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our initial share is $104.5 million.

During April 2018, a distribution was made to the Fund II investors, including $4.3 million to the Operating Partnership, which amount was re-contributed to Fund II in April 2020 (Note 15).

Development Activities

During the three months ended March 31, 2020, capitalized costs associated with development activities totaled $4.6 million (Note 2). At March 31, 2020, we had a total of nine consolidated and one unconsolidated projects under development or redevelopment and the estimated total cost to complete these projects through 2022 was $130.2 million to $169.1 million and our estimated share was approximately $86.6 million to $106.1 million. Substantially all remaining development and redevelopment costs are discretionary and dependent upon the resumption of tenant interest due to aforementioned disruptions related to the COVID-19 Pandemic.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Total Debt - Fixed and Effectively Fixed Rate	$1,422,627	$1,403,324
Total Debt - Variable Rate	411,748	314,604
	1,834,375	1,717,928
Net unamortized debt issuance costs	(9,020)	(10,383)
Unamortized premium	625	651
Total Indebtedness	$1,825,980	$1,708,196

As of March 31, 2020, our consolidated outstanding mortgage and notes payable aggregated $1,834.4 million, excluding unamortized premium of $0.6 million and unamortized loan costs of $9.0 million, and were collateralized by 44 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 2.77% to 6.00% with maturities that ranged from May 4, 2020 to April 15, 2035. Taking into consideration $1,038.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,422.6 million of the portfolio debt, or 77.6%, was fixed at a 3.73% weighted-average interest rate and $411.7 million, or 22.4% was floating at a 3.30% weighted average interest rate as of March 31, 2020. Our variable-rate debt includes $143.6 million of debt subject to interest rate caps.

Without regard to available extension options, there is $388.9 million of debt maturing in 2020 at a weighted-average interest rate of 4.43%; there is $4.8 million of scheduled principal amortization due in 2020; and our share of scheduled remaining 2020 principal payments and maturities on our unconsolidated debt was $9.8 million at March 31, 2020. In addition, $333.8 million of our total consolidated debt and $7.9 million of our pro-rata share of unconsolidated debt will come due in 2021. As it relates to the aforementioned maturing debt in 2020 and 2021, we have options to extend consolidated debt aggregating $335.5 million and $195.2 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at March 31, 2020 and December 31, 2019 (Note 7).

Share Repurchase Program

During the three months ended March 31, 2020, we repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees, under the share repurchase program at a weighted average price per share of $18.29, under which $122.6 million remains available as of March 31, 2020 (Note 10).

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at March 31, 2020 totaled $23.4 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the three months ended March 31, 2020, the Company did not sell any shares under its ATM Program.

Fund Capital

During the three months ended March 31, 2020, Funds III and IV called capital contributions of $3.9 million and $5.6 million, respectively, of which our aggregate share was $2.3 million. At March 31, 2020, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $7.3 million, $66.3 million and $245.1 million, respectively.

Asset Sales and Structured Financing Transactions

During the three months ended March 31, 2020 the Company had no dispositions or Structured Financing redemptions. Scheduled maturities of Structured Financing loans include $95.1 million maturing in 2020, including one note receivable for $38.7 million, which was converted to the remaining interest in the collateral on April 1, 2020 (Note 15).

Financing and Debt

As of March 31, 2020, we had $213.9 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 80 unleveraged consolidated properties with an aggregate carrying value of approximately $1.5 billion and one unleveraged unconsolidated property for which our share of the carrying value was $98.5 million, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2020 with the cash flow for the three months ended March 31, 2019 (in millions):

	Three Months Ended March 31,
	2020	2019	Variance
Net cash provided by operating activities	$27.7	$19.8	$7.9
Net cash used in investing activities	(90.5)	(93.0)	2.5
Net cash provided by financing activities	70.4	78.7	(8.3)
Increase in cash and restricted cash	$7.6	$5.4	$2.2

Operating Activities

Our operating activities provided $7.9 million more cash during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to property acquisitions.

Investing Activities

During the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, our investing activities used $2.5 million less cash, primarily due to (i) $47.5 million less cash used in investments in unconsolidated affiliates, (ii) $15.1 million less cash used in acquisition and lease of properties, (iii) $6.6 million less cash used in development, construction and property improvement costs and (iv)$3.4 million less cash received from return of capital from unconsolidated affiliates. These sources of cash were partially offset by (i) $59.0 million more cash used to issue notes receivable, (ii) $9.8 million less cash received from disposition of properties, and (iii) $1.2 million more cash used in leasing activity.

Financing Activities

Our financing activities provided $8.3 million less cash during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily from (i) $27.8 million less cash received from the sale of Common Shares, (ii) $24.9 million less cash provided from contributions from noncontrolling interests, (iii) $22.4 million more cash used to repurchase Common Shares, and (iv) $2.4 million more cash used in dividends paid to Common Shareholders. These sources of cash were partially offset by (i) $65.9 million more cash provided from net borrowings and $3.1 million less cash used for financing costs.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of March 31, 2020 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,834.4	$497.2	$916.2	$283.8	$137.2
Interest obligations on debt	199.8	62.1	77.5	32.1	28.1
Lease obligations	345.2	5.3	13.7	13.8	312.4
Construction commitments (a)	37.6	37.6	—	—	—
Total	$2,417.0	$602.2	$1,007.4	$329.7	$477.7

(a)

Includes amounts budgeted for previously-approved development projects at our Core Portfolio and Fund properties. As of March 31, 2020, substantially all remaining development and redevelopment costs, which are discretionary, are temporarily on hold dependent upon the resumption of tenant interest due to aforementioned disruptions related to the COVID-19 Pandemic.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		March 31, 2020
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
650 Bald Hill Road	20.8%	$3.5	4.17%	Apr 2020
Eden Square (b)	22.8%	5.5	3.00%	Jun 2020
Promenade at Manassas	22.8%	5.9	3.27%	Dec 2021
3104 M Street	20.0%	0.9	3.75%	Dec 2021
Family Center at Riverdale	18.0%	5.8	3.22%	May 2022
Gotham Plaza	49.0%	9.5	3.12%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.22%	Aug 2023
Crossroads	49.0%	31.6	3.94%	Oct 2024
Tri-City Plaza	18.1%	6.4	3.01%	Oct 2024
Frederick Crossing	18.1%	4.4	3.26%	Dec 2024
Frederick County Square	18.1%	2.7	3.92%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	8.0	4.72%	Dec 2027
Total		$181.2

(a)	Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at March 31, 2020, where applicable.
(b)	The debt has one available 12-month extension option.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2019 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2020

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2020, we had total mortgage and other notes payable of $1,834.4 million, excluding the unamortized premium of $0.6 million and unamortized debt issuance costs of $9.0 million, of which $1,422.6 million, or 77.6% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $411.7 million, or 22.4%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of March 31, 2020, we were party to 41 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,038.8 million and $143.6 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of March 31, 2020 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020 (Remainder)	$2.6	$26.3	$28.9	6.0%
2021	3.5	—	3.5	—%
2022	3.6	174.7	178.3	2.9%
2023	2.9	367.9	370.8	2.8%
2024	2.6	7.3	9.9	4.7%
Thereafter	13.1	177.3	190.4	3.7%
	$28.3	$753.5	$781.8

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020 (Remainder)	$2.2	$362.6	$364.8	4.3%
2021	2.9	327.5	330.4	3.7%
2022	3.1	100.1	103.2	3.7%
2023	3.7	40.9	44.6	3.0%
2024	2.5	199.5	202.0	3.3%
Thereafter	0.3	7.3	7.6	3.6%
	$14.7	$1,037.9	$1,052.6

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020 (Remainder)	$0.9	$8.9	$9.8	3.9%
2021	1.2	6.7	7.9	3.3%
2022	1.2	5.8	7.0	3.2%
2023	1.2	40.6	41.8	3.2%
2024	0.9	39.1	40.0	3.8%
Thereafter	0.8	73.9	74.7	4.4%
	$6.2	$175.0	$181.2

Without regard to available extension options, in 2020, $393.6 million of our total consolidated debt and $9.8 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $333.8 million of our total consolidated debt and $7.9 million of our pro-rata share of unconsolidated debt will become due in 2021. As it relates to the aforementioned maturing debt in 2020 and 2021, we have options to extend consolidated debt aggregating $335.5 million and $195.2 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $7.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. Interest expense on our variable-rate debt of $411.7 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2020, would increase $4.1 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2020, the fair value of our total consolidated outstanding debt would decrease by approximately $13.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $27.4 million.

As of March 31, 2020, and December 31, 2019, we had consolidated notes receivable of $173.2 million and $114.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2020, the fair value of our total outstanding notes receivable would decrease by approximately $2.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $2.7 million.

Summarized Information as of December 31, 2019

As of December 31, 2019, we had total mortgage and other notes payable of $1,717.9 million, excluding the unamortized premium of $0.7 million and unamortized debt issuance costs of $10.4 million, of which $1,403.3 million, or 81.7% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $314.6 million, or 18.3%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of December 31, 2019, we were party to 40 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $948.8 million and $143.3 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable-rate debt of $314.6 million as of December 31, 2019, would have increased $3.1 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2019, the fair value of our total outstanding debt would have decreased by approximately $11.5 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $13.6 million.

Changes in Market Risk Exposures from December 31, 2019 to March 31, 2020

Our interest rate risk exposure from December 31, 2019, to March 31, 2020, has increased on an absolute basis, as the $314.6 million of variable-rate debt as of December 31, 2019, has increased to $411.7 million as of March 31, 2020. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 18.3% of our consolidated debt as of December 31, 2019 compared to 22.4% as of March 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2020, at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously disclosed in our periodic findings, Acadia Brandywine Holdings, LLC (“Brandywine Holdings”), a consolidated entity in which we have a 22.22% interest, is a party to litigation in connection with a mortgage loan collateralized by a Core Portfolio property held by it (the “Brandywine Loan”). The Brandywine Loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. By maturity, the Brandywine Loan was in default. The Brandywine Loan bears interest at a stated rate of approximately 6% and is subject to additional default interest of 5%. In April 2017, the successor to the original lender, Wilmington – 5190 Brandywine Parkway, LLC (the “Successor Lender”), initiated lawsuits against Brandywine Holdings in Delaware Superior Court and Delaware Court of Chancery for, among other things, judgment on the note (the “Note Complaint”) and foreclosure on the property. In a contemporaneously filed action in Delaware Superior Court (the “Guaranty Complaint”), the Successor Lender initiated a lawsuit against the Operating Partnership as guarantor of certain guaranteed obligations of Brandywine Holdings set forth in a non-recourse carve-out guaranty executed by the Operating Partnership. The Guaranty Complaint alleges that the Operating Partnership is liable for the original principal, accrued interest, default interest, late charges, as well as fees, costs and protective advances, under the Brandywine Loan, which the Successor Lender alleges totaled approximately $33.0 million as of November 9, 2017 (exclusive of accruing interest, default interest, late charges, and fees and costs). In August 2019, the Delaware Superior Court heard arguments on the parties’ cross-motions for summary judgement regarding both the Guaranty Complaint and the Note Complaint. On February 7, 2020, the Delaware Superior Court granted in part the Successor Lender’s motion and denied Brandywine Holdings’ and the Operating Partnership’s cross-motion, for summary judgment, finding that each of Brandywine Holdings and the Operating Partnership have recourse liability under the Brandywine Loan and requesting the parties to contact the Court regarding a hearing of any additional outstanding issues. A final judgment against Brandywine Holdings and the Operating Partnership, jointly and severally, for an amount certain (including principal, accrued interest, default interest, late charges, as well as fees and costs, in each case calculated to the date of such judgment) on the Guaranty and Note Complaints has not yet been entered by the Delaware Superior Court. The parties are currently in discussion regarding such amount. Brandywine Holdings and the Operating Partnership intend to appeal the ruling after entry of the judgement by the Delaware Superior Court.

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

Except to the extent additional factual information disclosed elsewhere in this Report relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, other than those disclosed below.

Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 pandemic, could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.

Epidemics, pandemics or other public health crises, including the recent COVID-19 pandemic, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, including mandatory business shutdowns, “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and an epidemic, pandemic or other public health crisis may decrease customer willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders have prevented customers from frequenting, our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases. We own properties across the United States, including in some of the states that have been significantly impacted by the COVID-19 pandemic, such as New York, New Jersey, Massachusetts, Pennsylvania and California. As of April 30, 2020, 66% and 71% of Core Portfolio and Fund Portfolio retail tenants, respectively, are considered non-essential businesses and remain closed, totaling approximately 66%, of rents billed in April. We cannot presently determine when or how many of our non-essential tenants will reopen. To date in April 2020, we received over 50% of billed rents and recoveries. We are in the process of negotiating rent concessions, substantially in the form of deferrals, with select tenants. We currently anticipate the above circumstances to negatively impact our revenues for the second quarter 2020 and potentially for the remainder of the year.

Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•

the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in the future;

•	anticipated returns from development and redevelopment projects, which have been temporarily suspended;
•	to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices,
•

the broader impact of the severe economic contraction due to the COVID-19 pandemic, the resulting increase in unemployment that has occurred in the short-term and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed;

•

macroeconomic conditions, such as a disruption of or lack of access to the capital markets and the adverse impact of the recent significant decline in our share price from prices prior to the spread of the COVID-19 pandemic;

•

our ability to obtain additional indebtedness or pay down, refinance, restructure or extend our indebtedness as it becomes due, and negative impact of reductions in rent on financial covenants on corporate and/or property-level debt; and

•

potential reduction in our operating effectiveness as employees work remotely or if key personnel become unavailable due to illness or other personal circumstances related to COVID-19, as well as increased cybersecurity risks relating to the use of remote technology.

The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in the first quarter of 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the year ended December 31, 2019.

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

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

10.1	Form of Long-Term Incentive Plan Award Agreement (Time-Based Only) (Chief Executive Officer)	Filed herewith

10.2	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (Chief Executive Officer)	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Dated: May 6, 2020