Form 10-Q
period 2020-06-30
ACADIA REALTY TRUST
filed 2020-08-10
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020 there were 86,264,641 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) economic, political and social uncertainty surrounding the COVID-19 Pandemic (the “COVID-19 Pandemic”), including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, including the Company’s tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 Pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of the Company’s retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, (e) the potential adverse impact on returns from development and redevelopment projects, and (f) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the ability and willingness of the Company’s tenants (in particular its major tenants) and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets; (iv) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (v) changes in general economic conditions or economic conditions in the markets in which the Company may, from time to time, compete, and their effect on the Company’s revenues, earnings and funding sources; (vi) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of the London Interbank Offered Rate after 2021; (vii) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due; (viii) the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition; (ix) the Company’s ability to obtain the financial results expected from its development and redevelopment projects; (x) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) uninsured losses; (xiv) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 Pandemic; and (xvi) the loss of key executives.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2020	2019
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$3,368,557	$3,355,913
Real estate under development	264,684	253,402
Net investments in real estate	3,633,241	3,609,315
Notes receivable, net	134,692	114,943
Investments in and advances to unconsolidated affiliates	250,825	305,097
Other assets, net	196,741	190,658
Cash and cash equivalents	34,273	15,845
Restricted cash	14,074	14,165
Rents receivable	64,902	59,091
Total assets	$4,328,748	$4,309,114

LIABILITIES
Mortgage and other notes payable, net	$1,161,577	$1,170,076
Unsecured notes payable, net	472,507	477,320
Unsecured line of credit	177,400	60,800
Accounts payable and other liabilities	408,266	371,516
Dividends and distributions payable	147	27,075
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,520	15,362
Total liabilities	2,235,417	2,122,149
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 86,264,641 and 87,050,465 shares, respectively	86	87
Additional paid-in capital	1,693,006	1,706,357
Accumulated other comprehensive loss	(90,209)	(31,175)
Distributions in excess of accumulated earnings	(147,291)	(132,961)
Total Acadia shareholders’ equity	1,455,592	1,542,308
Noncontrolling interests	637,739	644,657
Total equity	2,093,331	2,186,965
Total liabilities and equity	$4,328,748	$4,309,114

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2020	2019	2020	2019
Revenues
Rental income	$62,639	$69,109	$133,096	$142,299
Other	1,134	1,120	2,097	1,917
Total revenues	63,773	70,229	135,193	144,216
Operating expenses
Depreciation and amortization	33,793	30,304	67,170	60,637
General and administrative	8,720	9,034	17,790	17,357
Real estate taxes	10,697	9,852	21,144	19,455
Property operating	16,806	12,553	30,126	24,087
Impairment charges	—	1,400	51,549	1,400
Total operating expenses	70,016	63,143	187,779	122,936

Gain on disposition of properties	485	—	485	2,014
Operating (loss) income	(5,758)	7,086	(52,101)	23,294
Equity in (losses) earnings of unconsolidated affiliates	(786)	3,559	469	5,830
Interest income	2,095	4,142	5,024	6,412
Realized and unrealized holding gains on investments and other	87,811	—	87,281	—
Interest expense	(18,319)	(19,759)	(36,621)	(37,618)
Income (loss) from continuing operations before income taxes	65,043	(4,972)	4,052	(2,082)
Income tax (provision) benefit	(137)	(265)	815	(219)
Net income (loss)	64,906	(5,237)	4,867	(2,301)
Net (income) loss attributable to noncontrolling interests	(45,496)	14,317	6,129	23,578
Net income attributable to Acadia	$19,410	$9,080	$10,996	$21,277

Basic and diluted earnings per share	$0.22	$0.11	$0.12	$0.26

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$64,906	$(5,237)	$4,867	$(2,301)
Other comprehensive loss:
Unrealized loss on valuation of swap agreements	(8,621)	(22,652)	(83,395)	(35,958)
Reclassification of realized interest on swap agreements	3,115	(535)	4,092	(1,086)
Other comprehensive loss	(5,506)	(23,187)	(79,303)	(37,044)
Comprehensive income (loss)	59,400	(28,424)	(74,436)	(39,345)
Comprehensive (income) loss attributable to noncontrolling interests	(44,484)	18,955	26,398	30,536
Comprehensive income (loss) attributable to Acadia	$14,916	$(9,469)	$(48,038)	$(8,809)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2020 and 2019

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2020	85,990	$86	$1,686,794	$(85,715)	$(166,701)	$1,434,464	$577,096	$2,011,560
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	260	—	4,072	—	—	4,072	(4,072)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	588	588
Issuance of Common Shares	—	—	(34)	—	—	(34)	—	(34)
Dividends/distributions declared ($0 per Common Share/OP Unit)	—	—	—	—		—	(123)	(123)
Employee and trustee stock compensation, net	15	—	175	—	—	175	2,142	2,317
Noncontrolling interest distributions	—	—	—	—	—	—	(1,418)	(1,418)
Noncontrolling interest contributions	—	—	—	—	—	—	21,041	21,041
Comprehensive (loss) income	—	—	—	(4,494)	19,410	14,916	44,484	59,400
Reallocation of noncontrolling interests	—	—	1,999	—	—	1,999	(1,999)	—
Balance at June 30, 2020	86,265	$86	$1,693,006	$(90,209)	$(147,291)	$1,455,592	$637,739	$2,093,331

Balance at April 1, 2019	82,708	$83	$1,577,503	$(11,021)	$(100,634)	$1,465,931	$640,421	$2,106,352
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	33	—	557	—	—	557	(557)	—
Issuance of Common Shares	1,697	1	47,280	—	—	47,281	—	47,281
Dividends/distributions declared ($0.28 per Common Share/OP Unit)	—	—	—	—	(23,670)	(23,670)	(1,776)	(25,446)
Employee and trustee stock compensation, net	15	—	153	—	—	153	1,835	1,988
Noncontrolling interest distributions	—	—	—	—	—	—	(1,645)	(1,645)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—
Comprehensive (loss) income	—	—	—	(18,549)	9,080	(9,469)	(18,955)	(28,424)
Reallocation of noncontrolling interests	—	—	413	—	—	413	(413)	—
Balance at June 30, 2019	84,453	$84	$1,625,906	$(29,570)	$(115,224)	$1,481,196	$618,910	$2,100,106

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2020 and 2019

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657	$2,186,965
Cumulative effect of change in accounting principle (Note 1)	—	—	—	—	(389)	(389)	(11)	(400)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588	588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)	—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—	(22,386)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(1,972)	(26,909)
Employee and trustee stock compensation, net	26	—	346	—	—	346	5,790	6,136
Noncontrolling interest distributions	—	—	—	—	—	—	(4,536)	(4,536)
Noncontrolling interest contributions	—	—	—	—	—	—	28,309	28,309
Comprehensive (loss) income	—	—	—	(59,034)	10,996	(48,038)	(26,398)	(74,436)
Reallocation of noncontrolling interests	—	—	2,144	—	—	2,144	(2,144)	—
Balance at June 30, 2020	86,265	$86	$1,693,006	$(90,209)	$(147,291)	$1,455,592	$637,739	$2,093,331

Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	208	—	3,510	—	—	3,510	(3,510)	—
Issuance of Common Shares	2,667	2	75,113	—	—	75,115	—	75,115
Dividends/distributions declared ($0.56 per Common Share/OP Unit)	—	—	—	—	(46,805)	(46,805)	(3,557)	(50,362)
Employee and trustee stock compensation, net	21	—	247	—	—	247	5,195	5,442
Noncontrolling interest distributions	—	—	—	—	—	—	(4,882)	(4,882)
Noncontrolling interest contributions	—	—	—	—	—	—	32,191	32,191
Comprehensive (loss) income	—	—	—	(30,086)	21,277	(8,809)	(30,536)	(39,345)
Reallocation of noncontrolling interests	—	—	(1,567)	—	—	(1,567)	1,567	—
Balance at June 30, 2019	84,453	$84	$1,625,906	$(29,570)	$(115,224)	$1,481,196	$618,910	$2,100,106

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,867	$(2,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,170	60,637
Unrealized holding gain on investments	(64,937)	—
Distributions of operating income from unconsolidated affiliates	2,206	5,378
Equity in earnings and gains of unconsolidated affiliates	(469)	(5,830)
Stock compensation expense	6,136	5,442
Amortization of financing costs	2,920	3,903
Impairment charge	51,549	1,400
Gain on disposition of properties	(485)	(2,014)
Credit loss reserves	16,175	—
Other, net	(2,780)	(6,979)
Changes in assets and liabilities:
Other liabilities	(6,684)	(8,499)
Prepaid expenses and other assets	(4,213)	8,583
Rents receivable	(25,177)	742
Accounts payable and accrued expenses	12,222	1,767
Net cash provided by operating activities	58,500	62,229
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(21,208)	(138,716)
Development, construction and property improvement costs	(20,533)	(55,872)
(Issuance) redemption of notes receivable	(59,000)	15,250
Proceeds from the disposition of properties, net	13,925	12,252
Investments in and advances to unconsolidated affiliates and other	(3,270)	(99,592)
Return of capital from unconsolidated affiliates and other	7,151	36,423
Return (payment) of deposits for properties under contract	187	568
Payment of deferred leasing costs	(4,885)	(3,831)
Change in control of previously unconsolidated affiliate	950	—
Net cash used in investing activities	(86,683)	(233,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(14,360)	(122,492)
Principal payments on unsecured debt	(69,930)	(200,900)
Proceeds received on mortgage and other notes	3,340	131,459
Proceeds from unsecured debt	181,700	327,300
Payments of finance lease obligations	(833)	(1,500)
Repurchase of Common Shares	(22,386)	—
Proceeds from the sale of Common Shares, net	—	75,115
Capital contributions from noncontrolling interests	28,309	32,191
Distributions to noncontrolling interests	(8,178)	(8,424)
Dividends paid to Common Shareholders	(50,182)	(45,994)
Deferred financing and other costs	(960)	(4,147)
Net cash provided by financing activities	46,520	182,608
Increase in cash and restricted cash	18,337	11,319
Cash of $15,845 and $21,268 and restricted cash of $14,165 and $13,580, respectively, beginning of period	30,010	34,848
Cash of $34,273 and $27,765 and restricted cash of $14,074 and $12,527, respectively, end of period	$48,347	$46,167

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $4,656 and $5,326 respectively	$26,558	$35,385
Cash paid for income taxes, net of refunds	$219	$258

Supplemental disclosure of non-cash investing and financing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$116	$1,796
Right-of-use assets, finance leases (removed) obtained in exchange for finance lease liabilities	$(70,427)	$16,349
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$—	$76,965
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$31,523	$57,165
Capital lease obligation exchanged for finance lease liability	$—	$71,111
Other liabilities exchanged for operating lease liabilities	$—	$946
Right of use assets, operating leases obtained (removed) in exchange for finance lease liabilities	$(1,432)	$—
Assumption of debt through investments in unconsolidated affiliates	$—	$4,688

Change in control of previously unconsolidated (consolidated) investment
Increase in real estate	$(135,190)	$—
Decrease in investments in and advances to unconsolidated affiliates	96,816	—
Change in other assets and liabilities	1,238	—
Acquisition of noncontrolling interest asset	(588)
Decrease in notes receivable	38,674	—
Increase in cash and restricted cash upon change of control	$950	$—

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2020 and December 31, 2019, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2020, the Company has ownership interests in 131 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 56 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 187 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2020 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of June 30, 2020 (b)
Fund II and Mervyns II (c)	6/2004	28.33%	$362.1	$—	28.33%	8%	$146.6
Fund III	5/2007	24.54%	440.3	9.7	24.54%	6%	568.8
Fund IV	5/2012	23.12%	457.1	72.9	23.12%	6%	193.1
Fund V	8/2016	20.10%	213.3	306.7	20.10%	6%	16.7

(a)	Amount represents the current economic ownership at June 30, 2020, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)	During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership. This amount was re-contributed to Fund II during April 2020.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At June 30, 2020, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items, with the exception of adjustments due to the adoption of the new credit loss standard and impairment.

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

ASU 2016-13, and its related ASUs have been adopted by the Company effective January 1, 2020. Retrospective adjustments were applied through a cumulative-effect adjustment to retained earnings. Upon implementation of ASU 2016-13 and other related guidance, the Company recorded loan loss reserves related to its Structured Financing portfolio (Note 3) of $0.4 million with a cumulative effect adjustment to distributions in excess of accumulated earnings. The Company recorded credit loss reserves of $0.5 million during the six months ended June 30, 2020. Effective January 1, 2020, the Company has implemented a new methodology for computing credit losses for its Structured Financing

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

portfolio under ASC 326 (as further described in Note 3), however, the Company has not made any changes to its accounting policies for accounting for credit losses for its receivables arising from operating leases.

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

Other Guidance

In January 2017, the Financial Accounting Standards Board issued ASU 2017-01, Business Combinations—Clarifying the Definition of a Business. ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. As previously disclosed, ASU 2017-01 has been adopted by the Company effective January 1, 2018. Subsequent to the adoption of ASU 2017-01, the Company has elected to account for any previously-held interests in equity-method investments that are consolidated in asset acquisitions by following the existing guidance for business combinations thereby remeasuring the previously-held equity interest to fair value and recognizing a gain or loss on change in control.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance was adopted on January 1, 2020 and did not have a material impact on the consolidated financial statements.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On April 8, 2020, the FASB issued a Q&A allowing for reporting entities to make an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. This election is available for concessions that result in the total cash flows required by the modified contract being substantially the same or less than total cash flows required by the original contract. Effective April 1, 2020, the Company has made the accounting policy election noted above. The Company entered into concession agreements both as lessor and lessee during the three months ended June 30, 2020 (Note 11). The Company expects that it will grant further concessions during subsequent periods.

2. Real Estate

The Company’s consolidated real estate is comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$771,797	$756,297
Buildings and improvements	2,822,282	2,740,479
Tenant improvements	182,913	173,686
Construction in progress	6,498	13,617
Right-of-use assets - finance leases (Note 11)	25,086	102,055
Right-of-use assets - operating leases (Note 11), net	88,964	60,006
Total	3,897,540	3,846,140
Less: Accumulated depreciation and amortization	(528,983)	(490,227)
Operating real estate, net	3,368,557	3,355,913
Real estate under development	264,684	253,402
Net investments in real estate	$3,633,241	$3,609,315

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions and Conversions

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company acquired the following consolidated retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2020 Acquisitions and Conversions
Core
Soho Acquisitions - 37 Greene Street - New York, NY	100%	Jan 9, 2020	$15,689
917 W. Armitage - Chicago, IL	100%	Feb 13, 2020	3,515
Town Center - Wilmington, DE (Conversion) (Note 4)	100%	Apr 1, 2020	138,939
Subtotal Core			158,143

Fund IV
230-240 W. Broughton Street - Savannah, GA	100%	May 26, 2020	13,219
102 E. Broughton Street - Savannah, GA	100%	May 26, 2020	790
Subtotal Fund IV			14,009
Total 2020 Acquisitions and Conversions			$172,152

2019 Acquisitions
Core
Soho Acquisitions - 41, 45, 47, 51 and 53 Greene Street - New York, NY	100%	Mar 15, 2019 Mar 27, 2019 May 29, 2019 Jul 30, 2019 Nov 8, 2019	$87,006
849, 907 and 912 W. Armitage - Chicago, IL	100%	Sep 11, 2019 Dec 11, 2019	10,738
8436-8452 Melrose Place - Los Angeles, CA	100%	Oct 25, 2019	48,691
Subtotal Core			146,435

Fund V
Palm Coast Landing - Palm Coast, FL	100%	May 6, 2019	36,644
Lincoln Commons - Lincoln, RI	100%	Jun 21, 2019	54,299
Landstown Commons - Virginia Beach, VA	100%	Aug 2, 2019	86,961
Subtotal Fund V			177,904
Total 2019 Acquisitions			$324,339

The 2020 Acquisitions and Conversions and 2019 Acquisitions were considered asset acquisitions based on accounting guidance effective as of January 1, 2018. For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company capitalized $1.3 million and $2.6 million, respectively, of acquisition costs. No debt was assumed in any of the 2020 Acquisitions and Conversions or 2019 Acquisitions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2020 Acquisitions and Conversions and 2019 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the six months ended June 30, 2020 and the year ended December 31, 2019 (in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Net Assets Acquired
Land	$25,440	$78,263
Buildings and improvements	123,459	221,185
Net working capital	4,761	—
Acquisition-related intangible assets (Note 6)	23,061	34,972
Right-of-use asset - Operating lease (Note 11)	234	—
Acquisition-related intangible liabilities (Note 6)	(4,569)	(10,081)
Lease liability - Operating lease (Note 11)	(234)	—
Net assets acquired	$172,152	$324,339

Consideration
Cash	$21,208	$319,673
Conversion of note receivable	38,674	—
Conversion of accrued interest	1,995	—
Liabilities assumed	116	4,666
Existing interest in previously unconsolidated investment	109,571	—
Acquisition of noncontrolling interests	588	—
Total consideration	$172,152	$324,339

Dispositions

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company disposed of the following consolidated properties (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2020 Dispositions
Colonie Plaza - Albany, NY	Fund IV	Apr 13, 2020	$15,250	$485
Total 2020 Dispositions			$15,250	$485

2019 Dispositions
3104 M Street - Washington, DC (Note 4)	Fund III	Jan 24, 2019	$10,500	$2,014
210 Bowery - 3 Residential Condos - New York, NY	Fund IV	May 17, 2019 Sep 23, 2019 Nov 7, 2019	8,826	(242)
JFK Plaza - Waterville, ME	Fund IV	Jul 24, 2019	7,800	2,075
3780-3858 Nostrand Avenue - New York, NY	Fund III	Aug 22, 2019	27,650	2,562
938 W North Avenue - Chicago, IL	Fund IV	Sep 27, 2019	32,000	7,144
Pacesetter Park - Pomona, NY	Core	Oct 28, 2019	22,550	16,771
Total 2019 Dispositions			$109,326	$30,324

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the six months ended June 30, 2020 and year ended December 31, 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$100	$3,250	$706	$6,857
Expenses	(254)	(2,802)	(938)	(5,464)
Gain on disposition of properties	485	—	485	2,014
Net income attributable to noncontrolling interests	(231)	(157)	(172)	(2,258)
Net income attributable to Acadia	$100	$291	$81	$1,149

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	December 31, 2019		Six Months Ended June 30, 2020			June 30, 2020
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$60,863	$—	$2,021	$—	—	$62,884
Fund II	—	10,703	33,057	882	6,470	—	38,172
Fund III	1	36,240	—	892	14,045	1	23,087
Fund IV (a)	2	145,596	—	3,467	8,522	2	140,541
Total	3	$253,402	$33,057	$7,262	$29,037	3	$264,684

(a)	Transfers out include an impairment charge of $6.7 million on 146 Geary Street, a Fund IV project (Note 8).

	January 1, 2019		Year Ended December 31, 2019			December 31, 2019
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	1	$7,759	$57,342	$5,581	$9,819	—	$60,863
Fund II	—	7,462	—	3,241	—	—	10,703
Fund III	1	21,242	12,313	2,685	—	1	36,240
Fund IV	1	83,834	47,689	14,073	—	2	145,596
Total	3	$120,297	$117,344	$25,580	$9,819	3	$253,402

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. Fund II amounts relate to the City Point Phase III project.

During the six months ended June 30, 2020, the Company:

•	placed one Fund III project, Cortlandt Crossing, into service
•	placed a portion of Fund II’s City Point Phase II into development

During the year ended December 31, 2019, the Company placed 1238 Wisconsin, an unconsolidated Core property (Note 4) and the following consolidated projects into development:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

3. Notes Receivable, Net

The Company’s notes receivable, net were generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	June 30,	December 31,	June 30, 2020
Description	2020	2019	Number	Maturity Date	Interest Rate
Core Portfolio (a, b)	$96,794	$76,467	6	Apr 2020 - Dec 2027	4.7% - 9%
Fund II	33,462	33,170	1	Dec 2020	1.75%
Fund III	5,306	5,306	1	Jul 2020	18.0%
Total notes receivable	135,562	114,943
Credit loss reserves	(870)	—
Notes receivable, net	$134,692	$114,943	8

(a)	Includes two notes receivable from OP Unit holders, with balances totaling $6.5 million at June 30, 2020 and December 31, 2019.
(b)	Balance at December 31, 2019 includes $38.7 million for the Brandywine Note Receivable, which was collateralized by the remaining 24.78% undivided interest in Town Center (Note 4).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2020, the Company:

•	exchanged its Brandywine Note Receivable of $38.7 million plus accrued interest of $2.0 million for the remaining 24.78% undivided interest in Town Center (Note 4);
•	recorded credit loss reserves of $0.4 million upon the adoption of ASC 326 (Note 1);
•	increased the balance of a Fund II note receivable by the interest accrued of $0.3 million;
•	made a Core loan for $54.0 million with an interest rate of 9% structured as a redeemable preferred equity investment in a property at 850 Third Avenue in Brooklyn, New York;
•	issued a new Core note for $5.0 million with an interest rate of 8% collateralized by our partner’s 50% share of the LUF Portfolio (Note 4) in Washington, D.C.; and
•	recorded additional credit loss reserves of $0.5 million related to new transactions and recent market volatility.

One Core note aggregating $21.3 million including accrued interest (exclusive of default interest and other amounts due on the loan) was in default at June 30, 2020 and December 31, 2019. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan, and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. In addition, one Fund III note receivable aggregating $10.0 million, including accrued interest (exclusive of default interest and other amounts due on the loan) matured on July 1, 2020 and was not repaid. The Company is evaluating its rights and remedies in light of the default. The Company believes that the collateral and/or personal assets of the obligors on each loan is sufficient to cover all indebtedness to which it is owed on the loans.

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

•	extended the maturity for a Core note receivable to June 20, 2020; and
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

The Company’s estimated reserve for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United Sates for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, for non-collateral dependent loans with a total amortized cost of $91.5 million, inclusive of accrued interest of $7.2 million, credit loss reserves have been recorded aggregating $0.9 million at June 30, 2020. For certain loans in this portfolio, aggregating $54.8 million, inclusive of accrued interest of $3.5 million, at June 30, 2020, there has been no credit loss reserve established because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at June 30, 2020, the Company believes that the collateral for these three loans was sufficient to cover its investment.

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

		Ownership Interest	June 30,	December 31,
Portfolio	Property	June 30, 2020	2020	2019
Core:
	840 N. Michigan (a)	88.43%	$57,531	$61,260
	Renaissance Portfolio	20%	30,619	31,815
	Gotham Plaza	49%	29,030	29,466
	Town Center (a, b)	100%	—	97,674
	Georgetown Portfolio	50%	4,463	4,498
	1238 Wisconsin Avenue	80%	2,105	1,194
			123,748	225,907

Mervyns I & II:	KLA/ABS (c)	36.7%	65,082	402

Fund III:
	Fund III Other Portfolio	94.23%	17	17
	Self Storage Management (d)	95%	207	207
			224	224
Fund IV:
	Broughton Street Portfolio (e)	100%	—	12,702
	Fund IV Other Portfolio	98.57%	13,686	14,733
	650 Bald Hill Road	90%	13,608	12,450
			27,294	39,885

Fund V:	Family Center at Riverdale (a)	89.42%	11,571	13,329
	Tri-City Plaza	90%	8,102	10,250
	Frederick County Acquisitions	90%	12,249	15,070
			31,922	38,649

Various:	Due from (to) Related Parties		536	(1,902)
	Other (f)		2,019	1,932
	Investments in and advances to unconsolidated affiliates		$250,825	$305,097

Core:
	Crossroads (g)	49%	$15,520	$15,362
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,520	$15,362

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017, March 2018 and April 2020, as discussed below, the Company increased its ownership in and consolidated Town Center.
(c)	Includes an interest in Albertsons (at fair value at June 30, 2020 and at cost at December 31, 2019, as described below) (Note 8).
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)	During May 2020, as discussed below, the Company increased its ownership in Broughton Street Portfolio.
(f)	Includes cost-method method investments in Storage Post, Fifth Wall and other investments.
(g)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

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

On August 8, 2019, the Company invested $1.8 million in Fifth Wall Ventures Retail Fund, L.P. During the six months ended June 30, 2020, the Company invested another $0.2 million. The Company’s total commitment is $5.0 million. The Company accounts for its interest at cost less impairment given its ownership is less than five percent, the investment has no readily determinable fair value, and the Company has virtually no influence over the partnership’s operating and financial policies. At June 30, 2020, the Company’s investment was $2.0 million.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 1, 2020, the Company exchanged the remaining $38.7 million of Brandywine Notes Receivable (Note 3) plus accrued interest of $2.0 million for the remaining 24.78% interest in Town Center, thereby obtaining a 100% controlling interest in the property. The property was then consolidated (Note 2) and the Company recorded the remaining interest in the property investment at cost.

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

On May 26, 2020, pursuant to the buy-sell provisions of the operating agreement of the Broughton Street Portfolio, Fund IV acquired all of the third-party equity of BSP II, which underlies two properties within the Broughton Street Portfolio, for $1.2 million plus closing costs of $0.1 million. These two BSP II properties were consolidated during the second quarter of 2020.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Storage Post

On June 29, 2019, Fund III’s Storage Post venture, which is a cost-method investment with no carrying value, distributed $1.6 million of which the Operating Partnership’s share was $0.4 million.

Albertsons

During 2006, as part of a series of investments with a consortium of other investors known as the “RCP Venture”, Mervyns II acquired an indirect interest in Albertsons Companies, Inc. a private chain of grocery stores (“Albertsons”) through two 36.67% owned entities (KLA A Investments, LLC and ABS Opportunities, LLC, “KLA/ABS”). Its investment (the “Investment in Albertsons”) has been accounted for under the cost method as Mervyns II has no influence over operating and financial policies of KLA/ABS. Subsequent to the initial investment in 2006, Mervyns II received distributions from its Investment in Albertsons in excess of its initial contribution, which has been recognized in earnings. During the second quarter of 2020, Mervyns II realized a gain of approximately $23.2 million from its Investment in Albertsons. The realized gains resulted from the issuance and distribution of proceeds from a preferred equity investment and a sale of a portion of its investment in an initial public offering of Albertsons, both of which occurred in June 2020. Following these transactions, Mervyns II has retained an effective indirect ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons, which it has accounted for at fair value following the initial public offering given the readily determinable fair value, resulting in an unrealized gain of approximately $64.9 million. The Company has reflected both the realized and unrealized gain as Realized and unrealized holding gains on investments and other within its consolidated statements of operations for the three and six months ended June 30, 2020. From inception through June 30, 2020, Mervyns II has earned approximately $110.0 million in distributions related to its Investment in Albertsons. The Company has an effective ownership interest of 28.3% in Mervyns II.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million each for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million each for the six months ended June 30, 2020 and 2019, which is included in other revenues in the consolidated financial statements.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $0.6 million for six months ended June 30, 2020 and 2019, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	June 30, 2020	December 31, 2019
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$572,901	$656,265
Real estate under development	10,006	1,341
Other assets	71,321	85,540
Total assets	$654,228	$743,146
Liabilities and partners’ equity:
Mortgage notes payable	$510,043	$502,036
Other liabilities	82,036	77,785
Partners’ equity	62,149	163,325
Total liabilities and partners’ equity	$654,228	$743,146

Company's share of accumulated equity	$107,759	$186,864
Basis differential	56,203	100,962
Deferred fees, net of portion related to the Company's interest	3,499	1,270
Amounts receivable/payable by the Company	536	(1,902)
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	167,997	287,194
Cost method investments	67,308	2,541
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,520	15,362
Investments in and advances to unconsolidated affiliates	$250,825	$305,097

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Combined and Condensed Statements of Income
Total revenues	$19,057	$22,740	$43,169	$42,713
Operating and other expenses	(8,736)	(5,236)	(16,871)	(10,342)
Interest expense	(5,014)	(5,639)	(10,503)	(10,415)
Depreciation and amortization	(6,610)	(5,795)	(13,706)	(10,587)
Net (loss) income attributable to unconsolidated affiliates	$(1,303)	$6,070	$2,089	$11,369

Company’s share of equity in net (loss) income of unconsolidated affiliates	$(464)	$4,282	$1,486	$7,277
Basis differential amortization	(322)	(723)	(1,017)	(1,447)
Company’s equity in (loss) earnings of unconsolidated affiliates	$(786)	$3,559	$469	$5,830

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	June 30, 2020	December 31, 2019
Other Assets, Net:
Lease intangibles, net (Note 6)	$119,251	$116,820
Deferred charges, net (a)	30,979	28,746
Prepaid expenses	15,677	18,873
Accrued interest receivable	10,680	9,872
Other receivables	9,816	3,996
Due from seller	3,682	3,682
Income taxes receivable	2,701	1,755
Deposits	1,711	1,853
Corporate assets, net	1,321	1,565
Deferred tax assets	913	913
Derivative financial instruments (Note 8)	10	2,583
	$196,741	$190,658

(a) Deferred Charges, Net:
Deferred leasing and other costs	$54,011	$49,081
Deferred financing costs related to line of credit	10,319	10,051
	64,330	59,132
Accumulated amortization	(33,351)	(30,386)
Deferred charges, net	$30,979	$28,746

Accounts Payable and Other Liabilities:
Derivative financial instruments (Note 8)	$109,040	$39,061
Lease liability - operating leases, net (Note 11)	87,921	56,762
Lease intangibles, net (Note 6)	81,819	82,926
Accounts payable and accrued expenses	79,253	68,838
Deferred income	31,199	33,682
Tenant security deposits, escrow and other	12,864	12,590
Lease liability - finance leases, net (Note 11)	6,170	77,657
	$408,266	$371,516

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible assets and liabilities are included in other assets and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$268,335	$(154,313)	$114,022	$249,961	$(137,108)	$112,853
Above-market rent	19,188	(13,959)	5,229	17,227	(13,260)	3,967
	$287,523	$(168,272)	$119,251	$267,188	$(150,368)	$116,820

Amortizable Intangible Liabilities
Below-market rent	$(165,085)	$83,757	$(81,328)	$(160,721)	$78,315	$(82,406)
Above-market ground lease	(671)	180	(491)	(671)	151	(520)
	$(165,756)	$83,937	$(81,819)	$(161,392)	$78,466	$(82,926)

During the six months ended June 30, 2020, the Company acquired in-place lease intangible assets of $21.0 million, above-market rents of $2.0 million and below-market rents of $4.6 million with weighted-average useful lives of 4.9, 5.8 and 20.2 years, respectively.

During the year ended December 31, 2019, the Company acquired in-place lease intangible assets of $36.1 million, above-market rents of $0.6 million, and below-market rents of $10.4 million with weighted-average useful lives of 7.9, 6.7, and 21.7 years, respectively.

Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, in the consolidated statements of operations. Amortization of above-market ground leases are recorded as a reduction to rent expense in the consolidated statements of operations.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2020 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2020 (Remainder)	$3,610	$(15,678)	$29	$(12,039)
2021	7,001	(25,517)	58	(18,458)
2022	6,302	(18,705)	58	(12,345)
2023	6,011	(13,923)	58	(7,854)
2024	5,692	(8,677)	58	(2,927)
Thereafter	47,483	(31,522)	230	16,191
Total	$76,099	$(114,022)	$491	$(37,432)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	June 30,	December 31,	Maturity Date at	June 30,	December 31,
	2020	2019	June 30, 2020	2020	2019
Mortgages Payable
Core Fixed Rate	3.88%-6.00%	3.88%-6.00%	Feb 2024 - Apr 2035	$175,149	$176,176
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jan 2023 - Nov 2028	81,035	81,559
Total Core Mortgages Payable				256,184	257,735
Fund II Fixed Rate (b)	4.75%	4.75%	May 2022	200,000	200,000
Fund II Variable Rate	LIBOR+3.00%	LIBOR+3.00%	March 2022	25,397	24,225
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	Nov 2021	18,941	19,073
Total Fund II Mortgages Payable				244,338	243,298
Fund III Variable Rate	LIBOR+2.75%-LIBOR+3.10%	LIBOR+2.75%-LIBOR+3.10%	Jan 2021 - Jun 2021	75,722	74,554
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	8,189	8,189
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.40%	LIBOR+1.60%-LIBOR+3.40%	Sep 2020 - Aug 2021	180,855	157,015
Fund IV Variable Rate - Swapped (a)	3.48%-4.61%	3.48%-4.61%	Mar 2021 - Dec 2022	67,244	102,699
Total Fund IV Mortgages Payable				256,288	267,903
Fund V Variable Rate	LIBOR+1.50%-LIBOR+2.20%	LIBOR+1.50%-LIBOR+2.20%	Feb 2021 - Dec 2024	1,447	1,387
Fund V Variable Rate - Swapped (a)	2.95%-4.78%	2.95%-4.78%	Feb 2021 - Dec 2024	334,505	334,626
Total Fund V Mortgage Payable				335,952	336,013
Net unamortized debt issuance costs				(7,506)	(10,078)
Unamortized premium				599	651
Total Mortgages Payable				$1,161,577	$1,170,076
Unsecured Notes Payable
Core Term Loans	—	—	Mar 2023	$—	$—
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-5.02%	2.49%-5.02%	Mar 2023	350,000	350,000
Total Core Unsecured Notes Payable				350,000	350,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.65%	Sep 2020	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.65%-LIBOR+2.00%	LIBOR+1.65%-LIBOR+2.00%	Dec 2020 - June 2021	79,225	87,625
Fund V Subscription Facility	LIBOR+1.60%	—	May 2021	3,570	—

Net unamortized debt issuance costs				(288)	(305)
Total Unsecured Notes Payable				$472,507	$477,320
Unsecured Line of Credit
Core Unsecured Line of Credit -Swapped (a)	2.49%-5.02%	2.49%-5.02%	Mar 2022	$177,400	$60,800

Total Debt - Fixed Rate (c )				$1,412,465	$1,403,324
Total Debt - Variable Rate (b,d)				406,214	314,604
Total Debt				1,818,679	1,717,928
Net unamortized debt issuance costs				(7,794)	(10,383)
Unamortized premium				599	651
Total Indebtedness				$1,811,484	$1,708,196

(a)

At June 30, 2020, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.75% to LIBOR + 3.10% for Fund III variable-rate debt; LIBOR + 1.75% to LIBOR +2.25% for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $1,029.1 million and $948.8 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Fixed-rate debt at December 31, 2019 includes $70.2 million of Core swaps that may be used to hedge debt instruments of the Funds.
(d)	Includes $144.5 million and $143.3 million, respectively, of variable-rate debt that is subject to interest cap agreements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Facility

On February 20, 2018, the Company entered into a $500.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $150.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at LIBOR + 1.40%, and a $350.0 million senior unsecured term loan (the “Term Loan”) which bears interest at LIBOR + 1.30%.

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

Mortgages Payable

During the six months ended June 30, 2020, the Company:

•	Extended the maturity dates of the Fund V Subscription line and five Fund mortgages, which had aggregate outstanding balances of $304.8 million at June 30, 2020;
•	modified one Fund IV loan’s holdback terms in its $23.8 million mortgage, which has $18.9 million outstanding and drew an additional $1.0 million at closing;
•	negotiated mortgage interest payment deferrals in relation to the COVID-19 Pandemic for three months on one Core loan and seven Fund loans aggregating $1.7 million;
•	entered into two swap agreements each with notional values of $50.0 million, which are not effective until April 2022 and April 2023 (Note 8);
•	repaid one Fund IV mortgage of $11.6 million in connection with the sale of Colonie Plaza (Note 2); and
•	made scheduled principal payments of $2.7 million.

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

At June 30, 2020 and December 31, 2019, the Company’s mortgages were collateralized by 43 and 44 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company is not in default of its loan agreements, except as noted below. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at June 30, 2020 and December 31, 2019. The loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. By maturity, the loan was in default. The loan bears interest at a stated rate of approximately 6% and is subject to additional default interest of 5%. In April 2017, the successor to the original lender, Wilmington – 5190 Brandywine Parkway, LLC (the

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

“Successor Lender”), initiated lawsuits against Brandywine Holdings in Delaware Superior Court and Delaware Court of Chancery, for among other things, judgment on the note (the “Note Complaint”) and foreclosure on the property. In a contemporaneously filed action in Delaware Superior Court (the “Guaranty Complaint”), the Successor Lender initiated a lawsuit against the Operating Partnership as guarantor of certain guaranteed obligations of Brandywine Holdings set forth in a non-recourse carve-out guaranty executed by the Operating Partnership. The Guaranty Complaint alleges that the Operating Partnership is liable for the original principal, accrued interest, default interest, late charges as well as fees, costs and protective advances, under the Brandywine Loan, which the Successor Lender alleges totaled approximately $33.0 million as of November 9, 2017 (exclusive of accruing interest, default interest, late charges, and fees and costs). In August 2019, the Delaware Superior Court heard arguments on the parties’ cross-motions for summary judgment regarding both the Guaranty Complaint and the Note Complaint. On February 7, 2020, the Delaware Superior Court granted in part the Successor Lender’s motion, and denied Brandywine Holdings’ and the Operating Partnership’s cross-motion, for summary judgment, finding that each of Brandywine Holdings and the Operating Partnership have recourse liability under the Brandywine Loan and requesting the parties to contact the Court regarding a hearing of any additional outstanding issues. On June 24, 2020, the Successor Lender filed a motion to (i) amend the Note Complaint and Guaranty Complaint in order to increase the alleged balance under the Brandywine Loan to $46.8 million as of March 31, 2020, plus default interest of $0.3 million and additional attorneys’ fees of $0.2 million from April 1, 2020 to April 23, 2020, minus suspense funds of $1.5 million, and (ii) for entry of judgment in the foregoing amounts. Brandywine Holdings and the Operating Partnership opposed the motion. By Final Order and Judgment, entered July 27, 2020, the Delaware Superior Court denied the Successor Lender’s motion, and entered judgment against Brandywine Holdings and the Operating Partnership, jointly and severally, in the amount of $33.2 million, plus accruing interest and default interest in the total amount of $8,017 per diem from and after November 10, 2017 through the date of entry of judgment, less $1.3 million in “suspense funds” (consisting of unapplied property collections minus unapplied fees (including attorneys’ fees), costs, and protective advances made on Defendants’ behalf), together with post judgment interest, accruing after the entry of judgment, at the contract rate of interest agreed to by the parties. In connection with the Final Order and Judgment, during the three months ended June 30, 2020, the Company recorded an additional $6.8 million related primarily to legal and other costs of which the Company’s proportionate share was $1.5 million.

During the third quarter of 2019, the company recognized income of $5.0 million related to Fund II’s New Market Tax Credit transaction (“NMTC”) involving its City Point project. NMTCs were created to encourage economic development in low income communities and provided for a 39% tax credit on certain qualifying invested equity/loans. In 2012, the NMTCs were transferred to a group of investors (“Investors”) in exchange for $5.2 million. The NMTCs were subject to recapture under various circumstances, including redemption of the loan/investment prior to a requisite seven-year hold period, and recognition of income was deferred. Upon the expiration of the seven-year period and no further obligations, the Company recognized income of $5.0 million during the three months ended September 30, 2019, of which the Company’s proportionate share was $1.4 million, which is included in Other income in the consolidated statements of operations for the year ended December 31, 2019.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $157.3 million and $152.5 million at June 30, 2020 and December 31, 2019, respectively, are comprised of the following:

•

The outstanding balance of the Core term loans was $350.0 million at June 30, 2020 and December 31, 2019. The Company previously entered into swap agreements fixing the rates of the remaining Core term loan balance.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of June 30, 2020 and December 31, 2019. There was no availability at each of June 30, 2020 and December 31, 2019.

•

Fund IV has a $79.2 million bridge facility and a $15.0 million subscription line. The bridge facility is guaranteed by the Operating partnership up to $50.8 million. The outstanding balance and total available credit of the Fund IV bridge facility was $79.2 million and $0.0 million, respectively at each of June 30, 2020 and at December 31, 2019. The outstanding balance and total available credit of the Fund IV subscription line was $0.0 million and $10.9 million, respectively at June 30, 2020, reflecting letters of credit of $4.1 million. The outstanding balance and total availability at December 31, 2019 was $8.4 million and $2.5 million, respectively, reflecting letters of credit of $4.1 million.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $3.6 million and $146.4 million, respectively at June 30, 2020. The outstanding balance and total available credit of the Fund V subscription line was $0.0 million and $150.0 million at December 31, 2019, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 1, 2020, the Company obtained an additional $30.0 million term loan (Note 15).

Unsecured Revolving Line of Credit

The Company had a total of $62.1 million and $173.6 million available under its $250.0 million Core Revolver, reflecting borrowings of $177.4 million and $60.8 million and letters of credit of $10.5 million and $15.6 million at June 30, 2020 and December 31, 2019, respectively. At each of June 30, 2020 and December 31, 2019, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of June 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (Remainder)	$144,831
2021	373,200
2022	475,218
2023	415,506
2024	212,015
Thereafter	197,909
1,818,679
Unamortized premium	599
Net unamortized debt issuance costs	(7,794)
Total indebtedness	$1,811,484

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt of $115.4 million contractually due in 2020, $231.4 million contractually due in 2021, $414.5 million contractually due in 2022 and $41.5 million contractually due in 2023; all for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

Equity Investments – The Company’s Investment in Albertsons became publicly traded during 2020 (Note 4). Upon Albertsons’ IPO, this investment has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2020 or 2019.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	10	—	—	2,583	—
Investment in Albertsons (Note 4)	64,937	$—	$—	$—	$—	$—
Liabilities
Derivative financial instruments	—	109,040	—	—	39,061	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During March of 2020, the Company was impacted by the COVID-19 Pandemic (Note 11), which caused the Company to re-evaluate its holding periods and forecasted operating income at certain properties. As a result, several impairments were recorded at Fund assets. Impairment charges for the periods presented are as follows (in thousands):

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	June 30, 2020	December 31, 2019
Core
Interest Rate Swaps	$522,800	Dec 2012-Apr 2023	Jan 2021-Apr 2033	1.24%	—	3.77%	Other Liabilities (a)	$(89,962)	$(33,750)
Interest Rate Swaps	39,235	Jan 2016	Jul 2020	1.29%	—	1.29%	Other Assets	—	456
	$562,035							$(89,962)	$(33,294)

Fund II
Interest Rate Swap	$18,941	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(349)	$(139)
Interest Rate Cap	45,000	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	9	1
	$63,941							$(340)	$(138)

Fund III
Interest Rate Cap	$39,470	Jan 2020	Jan 2021	3.00%	—	3.00%	Other Assets	$—	$—

Fund IV
Interest Rate Swaps	—	—	—	—	—	—	Other Assets	—	$22
Interest Rate Swaps	67,244	Mar 2017 - Dec 2019	Apr 2022 - Dec 2022	1.48%	—	4.00%	Other Liabilities	(2,335)	(812)
Interest Rate Caps	90,600	July 2019 - Dec 2019	Dec 2020 - July 2021	3.00%	—	3.50%	Other Assets	1	—
	$157,844							$(2,334)	$(790)

Fund V
Interest Rate Swaps	—	—	—	—	—	—	Other Assets	—	$2,104
Interest Rate Swaps	334,505	Jan 2018-Nov 2019	Feb 2021-Oct 2024	1.25%	—	2.88%	Other Liabilities	(16,394)	(4,360)
	$334,505							$(16,394)	$(2,256)

Total asset derivatives								$10	$2,583
Total liability derivatives								$(109,040)	$(39,061)

(a)

Includes two swaps with an aggregate fair value of ($27.0) million and ($11.8) million at June 30, 2020 and December 31, 2019, respectively, which were acquired during July 2018 with a notional value of $125.0 million and are not effective until July 2020. Includes one swap with an aggregate value of ($3.2) million at June 30, 2020, which was acquired during February 2020 with a notional value of $50.0 million and is not effective until April 2023. Includes one swap with an aggregate fair value of ($2.9) million at June 30, 2020, which was acquired during February 2020 with a notional value of $50.0 million and is not effective until April 2023.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $20.2 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense within the next twelve months. As of June 30, 2020 and December 31, 2019, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2020		December 31, 2019
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$135,562	$136,003	$114,943	$113,422
Mortgage and Other Notes Payable (a)	3	1,168,484	1,151,567	1,179,503	1,191,281
Investment in non-traded equity securities (b)	3	2,019	1,654	1,778	57,964
Unsecured notes payable and Unsecured line of credit (c)	2	650,195	631,555	538,425	539,362

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

(b)

Represents the Operating Partnership’s cost-method investment in Fifth Wall (Note 4). Fair value as of December 31, 2019 also represents Mervyns II’s cost-method investment in Albertsons’ supermarkets, which is carried at fair value at June 30, 2020 and, therefore, is no longer reflected in the table above.

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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at June 30, 2020.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $35.8 million and $41.1 million as of June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company had letters of credit outstanding of $14.6 million and $19.8 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the share repurchase activity discussed below, the Company completed the following transactions in its common shares during the six months ended June 30, 2020:

•	The Company withheld 2,075 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•

The Company recognized Common Share and Common OP Unit-based compensation expense totaling $4.2 million and $3.7 million in connection with Restricted Shares and Units (Note 13) for the six months ended June 30, 2020 and 2019, respectively.

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

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) which provides the Company an efficient and low-cost vehicle for raising public equity to fund its capital needs. The Company entered into its current $250.0 million ATM Program (which replaced its prior program) in the second quarter of 2019 and also added an optional “forward purchase” component. The Company has not issued any shares on a forward basis during the six months ended June 30, 2020 or for the year ended December 31, 2019. During the year ended December 31, 2019, the Company sold 5,164,055 Common Shares under its ATM Program for gross proceeds of $147.7 million, or $145.5 million net of issuance costs, at a weighted-average gross price per share of $28.61. During the six months ended June 30, 2020, the Company did not sell any Common Shares under its ATM Program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the year ended December 31, 2019. During the six months ended June 30, 2020, the Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees at a weighted average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available as of June 30, 2020.

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s Board voted to suspend the distributions on the Common Shares and Common OP Units for the quarters ending June 30, 2020 and September 30, 2020; however, distributions of $0.1 million were payable to preferred unit holders at June 30, 2020. The Board has not made any decisions regarding its dividend policy beyond the third quarter of 2020 and will closely monitor the Company’s financial performance and economic outlook and assess when to reinitiate an appropriate dividend to maintain compliance with its REIT taxable income requirements.

Accumulated Other Comprehensive Loss

The following tables set forth the activity in accumulated other comprehensive loss for three and six months ended June 30, 2020 and 2019 (in thousands):

Gains or Losses on Derivative Instruments
Balance at April 1, 2020	$(85,715)

Other comprehensive loss before reclassifications - swap agreements	(8,621)
Reclassification of realized interest on swap agreements	3,115
Net current period other comprehensive loss	(5,506)
Net current period other comprehensive loss attributable to noncontrolling interests	1,012
Balance at June 30, 2020	$(90,209)

Balance at April 1, 2019	$(11,021)

Other comprehensive loss before reclassifications - swap agreements	(22,652)
Reclassification of realized interest on swap agreements	(535)
Net current period other comprehensive loss	(23,187)
Net current period other comprehensive loss attributable to noncontrolling interests	4,638
Balance at June 30, 2019	$(29,570)

Gains or Losses on Derivative Instruments
Balance at January 1, 2020	$(31,175)

Other comprehensive loss before reclassifications - swap agreements	(83,395)
Reclassification of realized interest on swap agreements	4,092
Net current period other comprehensive loss	(79,303)
Net current period other comprehensive loss attributable to noncontrolling interests	20,269
Balance at June 30, 2020	$(90,209)

Balance at January 1, 2019	$516

Other comprehensive loss before reclassifications - swap agreements	(35,958)
Reclassification of realized interest on swap agreements	(1,086)
Net current period other comprehensive loss	(37,044)
Net current period other comprehensive loss attributable to noncontrolling interests	6,958
Balance at June 30, 2019	$(29,570)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at April 1, 2020	$93,382	$483,714	$577,096
Distributions declared of $0.00 per Common OP Unit	(123)	—	(123)
Net income for the three months ended June 30, 2020	1,259	44,237	45,496
Conversion of 259,712 Common OP Units to Common Shares by limited partners of the Operating Partnership	(4,072)	—	(4,072)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(310)	(1,869)	(2,179)
Reclassification of realized interest expense on swap agreements	42	1,125	1,167
Noncontrolling interest gain	—	588	588
Noncontrolling interest contributions	—	21,041	21,041
Noncontrolling interest distributions	—	(1,418)	(1,418)
Employee Long-term Incentive Plan Unit Awards	2,142	—	2,142
Reallocation of noncontrolling interests (c)	(1,999)	—	(1,999)
Balance at June 30, 2020	$90,321	$547,418	$637,739

Balance at April 1, 2019	$105,044	$535,377	$640,421
Distributions declared of $0.28 per Common OP Unit	(1,776)	—	(1,776)
Net income (loss) for the three months ended June 30, 2019	722	(15,039)	(14,317)
Conversion of 33,289 Common OP Units to Common Shares by limited partners of the Operating Partnership	(557)	—	(557)
Other comprehensive income - unrealized loss on valuation of swap agreements	(1,127)	(3,464)	(4,591)
Reclassification of realized interest expense on swap agreements	(23)	(24)	(47)
Noncontrolling interest contributions	—	—	—
Noncontrolling interest distributions	—	(1,645)	(1,645)
Employee Long-term Incentive Plan Unit Awards	1,835	—	1,835
Reallocation of noncontrolling interests (c)	(413)	—	(413)
Balance at June 30, 2019	$103,705	$515,205	$618,910

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2020	$97,670	$546,987	$644,657
Distributions declared of $0.29 per Common OP Unit	(1,972)	—	(1,972)
Net income (loss) for the six months ended June 30, 2020	923	(7,052)	(6,129)
Conversion of 407,594 Common OP Units to Common Shares by limited partners of the Operating Partnership	(6,544)	—	(6,544)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(3,451)	(18,257)	(21,708)
Cumulative effect of change in accounting principle (Note 1)	—	(11)	(11)
Noncontrolling interest gain	—	588	588
Reclassification of realized interest expense on swap agreements	49	1,390	1,439
Noncontrolling interest contributions	—	28,309	28,309
Noncontrolling interest distributions	—	(4,536)	(4,536)
Employee Long-term Incentive Plan Unit Awards	5,790	—	5,790
Reallocation of noncontrolling interests (c)	(2,144)	—	(2,144)
Balance at June 30, 2020	$90,321	$547,418	$637,739

Balance at January 1, 2019	$104,223	$518,219	$622,442
Distributions declared of $0.56 per Common OP Unit	(3,557)	—	(3,557)
Net income (loss) for the six months ended June 30, 2019	1,653	(25,231)	(23,578)
Conversion of 207,818 Common OP Units to Common Shares by limited partners of the Operating Partnership	(3,510)	—	(3,510)
Other comprehensive income - unrealized loss on valuation of swap agreements	(1,822)	(5,068)	(6,890)
Reclassification of realized interest expense on swap agreements	(44)	(24)	(68)
Noncontrolling interest contributions	—	32,191	32,191
Noncontrolling interest distributions	—	(4,882)	(4,882)
Employee Long-term Incentive Plan Unit Awards	5,195	—	5,195
Reallocation of noncontrolling interests (c)	1,567	—	1,567
Balance at June 30, 2019	$103,705	$515,205	$618,910

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,101,958 and 3,320,325 Common OP Units at June 30, 2020 and June 30, 2019; (ii) 188 Series A Preferred OP Units at June 30, 2020 and June 30, 2019; (iii) 126,593 and 136,593 Series C Preferred OP Units at June 30, 2020 and June 30, 2019; and (iv) 2,886,207 and 2,715,679 LTIP units at June 30, 2020 and June 30, 2019, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and six other subsidiaries.
(c)

Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

Preferred OP Units

There were no issuances of Preferred OP Units during the six months ended June 30, 2020 or the year ended December 31, 2019.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2020, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through June 30, 2020, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.

11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options (see below). Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the three months ended June 30, 2020 and 2019, the Company earned $12.8 million and $13.2 million, respectively, and during the six months ended June 30, 2020 and 2019, the Company earned $27.3 million and $26.6 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

As Lessee

During the three months ended June 30, 2020, the Company:

•	entered into one new office lease as lessee for which the rent commencement date is anticipated in the third quarter of 2020;
•

modified its 991 Madison master lease by converting the 49-year fixed term to a 15-year term. As a result of the modification, the lease was reclassified from a finance lease to an operating lease during the second quarter of 2020;

•	consolidated one property within the BSP II portfolio, 102 E. Broughton, (Note 2, Note 4), which was subject to a ground lease classified as an operating lease, during the second quarter of 2020; and
•	renewed one ground lease for Branch Plaza, an operating lease, for 22 years.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company recorded the following assets and liabilities in connection with acquisitions of leasehold interests:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019

Amounts recorded upon acquisition of leasehold interests:
Right of use asset - operating lease	$—	$50,147
Right of use asset - finance lease	—	19,422
Other Assets	—	—
Leasehold improvements	—	13,354
Lease intangibles (Note 6)	—	1,760
Lease liability - operating lease	—	(45,293)
Acquisition-related intangible liabilities (Note 6)	—	(359)
Cash paid upon acquisition of leasehold interests	$—	$39,031

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$487	542	$1,144	$1,038
Interest on lease liabilities	599	934	1,449	1,777
Subtotal	1,086	1,476	2,593	2,815
Operating lease cost	1,725	1,107	3,119	1,643
Variable lease cost	6	25	22	57
Total lease cost	$2,817	$2,608	$5,734	$4,515

Other Information
Weighted-average remaining lease term - finance leases (years)			33.7	45.4
Weighted-average remaining lease term - operating leases (years)			26.9	33.8
Weighted-average discount rate - finance leases			6.2%	4.5%
Weighted-average discount rate - operating leases			5.4%	5.8%

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Right-of-use assets are included in Operating real estate (Note 2) in the consolidated balance sheet. Lease liabilities are included in Accounts payable and other liabilities in the consolidated balance sheet (Note 5). Operating lease cost comprises amortization of right-of-use assets for operating properties (related to ground rents) or amortization of right-of-use assets for office and corporate assets and is included in Property operating expense or General and administrative expense, respectively, in the consolidated statements of operations. Finance lease cost comprises amortization of right-of-use assets for certain ground leases, which is included in Property operating expense, as well as interest on lease liabilities, which is included in Interest expense in the consolidated statements of operations.

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of June 30, 2020, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues (a)	Minimum Rental Payments (b)
2020 (Remainder)	$104,368	$3,213
2021	212,996	8,289
2022	194,004	7,498
2023	170,353	7,494
2024	145,120	7,654
Thereafter	590,198	170,432
Total	$1,417,039	$204,580

(a)

Amount represents contractual lease maturities at June 30, 2020. During the end of March 2020, numerous tenants were forced to suspend operations by government mandate as a result of the COVID-19 Pandemic. The Company has negotiated payment agreements with its tenants which resulted in rent concessions or deferral of rents billed for the second quarter 2020.

(b)	Minimum rental payments include $110.6 million of interest related to leases.

During the three and six months ended June 30, 2020 and 2019, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

COVID-19 Pandemic Impacts

Beginning in March 2020, the pandemic outbreak of a novel strain of coronavirus (the “COVID-19 Pandemic”) has adversely affected economic activity and significantly decreased consumer activity, both on a global and domestic level. The COVID-19 Pandemic and government responses created disruption in global supply chains and adversely impacting many industries, including the domestic retail sectors in which the Company’s tenants operate. The COVID-19 Pandemic could continue to have a material adverse impact on economic and market conditions and trigger a period of global economic slowdown. Under governmental restrictions and guidance, certain retailers were considered “essential businesses” and were permitted to remain fully operating during the COVID-19 Pandemic, while other “non-essential businesses” were ordered to decrease or close operations for an indeterminate period of time to protect their employees and customers from the spread of the virus. These disruptions, which continue to a lesser extent as of the date of this Report, have impacted the collectability of rent from the Company’s affected tenants. The Company cannot estimate with reasonable certainty which currently operating tenants will remain open or if and when non-operating retailers will re-open for business as the COVID-19 Pandemic progresses.

•

Tenant Operating Status - As of June 30, 2020, approximately 74% (compared to 38% at April 30) of the Company’s consolidated and unconsolidated annualized base rents (“ABR”) are derived from stores which were open or partially open for business. While the Company considers disruptions related to the COVID-19 Pandemic to be temporary, if the disruptions continue, they may have a material, adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity for the year ending December 31, 2020.

•

Rent Collections – As of June 30, 2020, collections and negotiated concessions of April, May and June 2020 rents are approximately 83% (compared to 50% at April 30) of billed rents for the Core Portfolio. As of June 30, 2020, collections of April, May and June 2020 rents are approximately 62% for the Fund Portfolio. Collections of rents billed in March 2020 were not significantly impacted by the COVID-19 Pandemic. Rent concession agreements (discussed below) are still being negotiated for a portion of remaining uncollected rents.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•

Rent Concession Agreements – During the quarter ended June 30, 2020, the Company executed 98 rent concession arrangements with tenants comprised of 92 agreements for rent deferral and 6 agreements for rent forgiveness. Of these deferral agreements, 91 were accounted for as if no changes to the contract were made and therefore there were no changes to the current or future recognition of revenue and $3.0 million of deferred receivables are included in Accounts receivable in the consolidated balance sheet. The impact of the rent forgiveness agreements was a reduction in Rental income of $0.8 million in the consolidated statements of operations for the three and six months ended June 30, 2020. In addition, as lessee, the Company has deferred lease payments on certain office space aggregating $0.1 million through December 2021, which has been recorded in accounts payable and accrued expenses in the consolidated balance sheet at June 30, 2020.

•

Collection Reserves – The Company reassessed its reserves for collection losses with respect to its billed receivables and straight-line rents receivable and recorded aggregate charges of $15.9 million, of which the Company’s share was $12.9 million, during the six months ended June 30, 2020 related to estimated future losses associated with the effects of the COVID-19 Pandemic.

•

Occupancy – At June 30, 2020, the Company’s pro rata Core and Fund leased occupancy rates were 93.3% and 91.1%, respectively, compared to 93.9% and 93.2%, respectively, at March 31, 2020 reflecting primarily anticipated lease expirations and space recaptures.

•

Bankruptcy Risk – Through June 30, 2020 there have been numerous bankruptcies of national retailers, some of which are tenants of the Company. Of these bankruptcies, the Core Portfolio has 11 stores, with ABR attributable to Acadia totaling $2.0 million, or 1.4% of Core ABR, and the Fund Portfolio has 17 stores, with ABR attributable to Acadia totaling $0.4 million, or 1.8% of Fund ABR, for which it is possible that these leases may be rejected in future bankruptcy proceedings.

•	On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES

Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 Pandemic. Management has not yet determined the impact that the CARES Act will have on the Company and ultimately on its financial condition, results of operations, or liquidity for 2020.

See Note 15 for updates to some of these results through July 31, 2020.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended June 30, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$38,602	$25,171	$—	$—	$63,773
Depreciation and amortization	(18,150)	(15,643)	—	—	(33,793)
Property operating expenses, other operating and real estate taxes	(17,961)	(9,542)	—	—	(27,503)
General and administrative expenses	—	—	—	(8,720)	(8,720)
Impairment charge	—	—	—	—	—
Gain on disposition of properties	—	485	—	—	485
Operating income (loss)	2,491	471	—	(8,720)	(5,758)
Interest income	—	—	2,095	—	2,095
Realized and unrealized holding gains on investments and other	—	87,751	60	—	87,811
Equity in earnings (losses) of unconsolidated affiliates	(1,070)	284	—	—	(786)
Interest expense	(8,602)	(9,717)	—	—	(18,319)
Income tax provision	—	—	—	(137)	(137)
Net (loss) income	(7,181)	78,789	2,155	(8,857)	64,906
Net loss (income) attributable to noncontrolling interests	5,068	(50,564)	—	—	(45,496)
Net (loss) income attributable to Acadia	$(2,113)	$28,225	$2,155	$(8,857)	$19,410

	For the Three Months Ended June 30, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$43,212	$27,017	$—	$—	$70,229
Depreciation and amortization	(15,092)	(15,212)	—	—	(30,304)
Property operating expenses, other operating and real estate taxes	(12,217)	(10,188)	—	—	(22,405)
General and administrative expenses	—	—	—	(9,034)	(9,034)
Impairment charge	—	(1,400)	—	—	(1,400)
Operating income	15,903	217	—	(9,034)	7,086
Interest and other income	327	1,586	2,229	—	4,142
Equity in earnings of unconsolidated affiliates	3,254	305	—	—	3,559
Interest expense	(6,839)	(12,920)	—	—	(19,759)
Income tax provision	—	—	—	(265)	(265)
Net income (loss)	12,645	(10,812)	2,229	(9,299)	(5,237)
Net loss attributable to noncontrolling interests	425	13,892	—	—	14,317
Net income attributable to Acadia	$13,070	$3,080	$2,229	$(9,299)	$9,080

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Six Months Ended June 30, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$78,535	$56,658	$—	$—	$135,193
Depreciation and amortization	(35,207)	(31,963)	—	—	(67,170)
Property operating expenses, other operating and real estate taxes	(29,775)	(21,495)	—	—	(51,270)
General and administrative expenses	—	—	—	(17,790)	(17,790)
Impairment charges	—	(51,549)	—	—	(51,549)
Gain on disposition of properties	—	485	—	—	485
Operating income (loss)	13,553	(47,864)	—	(17,790)	(52,101)
Interest income	—	—	5,024	—	5,024
Realized and unrealized holding gains on investments and other	—	87,751	(470)	—	87,281
Equity in earnings (losses) of unconsolidated affiliates	572	(103)	—	—	469
Interest expense	(16,852)	(19,769)	—	—	(36,621)
Income tax benefit	—	—	—	815	815
Net (loss) income	(2,727)	20,015	4,554	(16,975)	4,867
Net loss (income) attributable to noncontrolling interests	6,284	(155)	—	—	6,129
Net income attributable to Acadia (a)	$3,557	$19,860	$4,554	$(16,975)	$10,996

Real estate at cost (b)	$2,362,334	$1,799,890	$—	$—	$4,162,224
Total assets (b)	$2,323,986	$1,870,070	$134,692	$—	$4,328,748
Cash paid for acquisition of real estate	$19,963	$1,245	$—	$—	$21,208
Cash paid for development and property improvement costs	$6,443	$14,090	$—	$—	$20,533

	As of or for the Six Months Ended June 30, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$89,899	$54,317	$—	$—	$144,216
Depreciation and amortization	(30,770)	(29,867)	—	—	(60,637)
Property operating expenses, other operating and real estate taxes	(24,211)	(19,331)	—	—	(43,542)
General and administrative expenses	—	—	—	(17,357)	(17,357)
Impairment charge	—	(1,400)	—	—	(1,400)
Gain on disposition of properties	—	2,014	—	—	2,014
Operating income	34,918	5,733	—	(17,357)	23,294
Interest and other income	327	1,586	4,499	—	6,412
Equity in earnings of unconsolidated affiliates	5,524	306	—	—	5,830
Interest expense	(13,532)	(24,086)	—	—	(37,618)
Income tax provision	—	—	—	(219)	(219)
Net income (loss)	27,237	(16,461)	4,499	(17,576)	(2,301)
Net loss attributable to noncontrolling interests	385	23,193	—	—	23,578
Net income attributable to Acadia (a)	$27,622	$6,732	$4,499	$(17,576)	$21,277

Real estate at cost (b)	$2,154,630	$1,784,895	$—	$—	$3,939,525
Total assets (b)	$2,267,022	$1,848,238	$94,662	$—	$4,209,922
Cash paid for acquisition of real estate	$49,402	$89,314	$—	$—	$138,716
Cash paid for development and property improvement costs	$26,876	$28,996	$—	$—	$55,872

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)

Net income attributable to Acadia for the Core segment includes $1.0 million, and $1.2 million associated with one property, Town Center, for the six months ended June 30, 2020 and 2019, respectively. These amounts include the results of three entities, including the unconsolidated Town Center venture and the consolidated Brandywine Holdings and Brandywine Maintenance Corp., which on a combined basis constitute the operating results of the shopping center. In April 2020, the Town Center venture was consolidated (Note 4).

(b)

Real estate at cost and total assets for the Funds segment include $604.8 million and $603.3 million, or $176.0 million and $174.7 million net of non-controlling interests, related to Fund II’s City Point property at June 30, 2020 and December 31, 2019, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

On March 23, 2020, the Company’s Board of Trustees approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the aggregate number of Common Shares authorized for issuance by 2,650,000 shares. The 2020 Plan authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At June 30, 2020 a total of 2,746,367 shares remained available to be issued under the 2020 Plan.

Restricted Shares and LTIP Units

During the six months ended June 30, 2020, and the year ended December 31, 2019, the Company issued 396,149 and 330,718 LTIP Units and 13,766 and 8,041 restricted share units (“Restricted Share Units”), respectively, to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $10.4 million during the six months ended June 30, 2020 and $11.1 million during the year ended December 31, 2019. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.1 million and $1.8 million for the three months ended June 30, 2020 and 2019 and $4.2 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively and is recorded in General and Administrative on the Consolidated Statements of Operations.

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During the six months ended June 30, 2020, the Company issued 42,680 LTIP Units and 53,058 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 17,492 of the LTIP Units and 19,474 of the Restricted Shares will be on the first anniversary of the date of issuance and 25,188 of the LTIP Units and 33,584 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.7 million for each of the six months ended June 30, 2020 and 2019.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV and Fund V were determined to have no intrinsic value as of June 30, 2020 or December 31, 2019.

No compensation expense was recognized for the six months ended June 30, 2020 or the year ended December 31, 2019 related to the Program in connection with Fund III, Fund IV or Fund V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2019	38,455	22.44	891,886	26.87
Granted	25,359	28.56	348,726	32.78
Vested	(21,424)	27.12	(290,753)	29.30
Forfeited	—	—	(15,679)	31.49
Unvested at December 31, 2019	42,390	23.73	934,180	28.24
Granted	66,824	13.70	440,829	19.64
Vested	(19,264)	27.72	(250,241)	30.44
Forfeited	—	—	(3,879)	24.67
Unvested at June 30, 2020	89,950	$15.42	1,120,889	$24.38

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2020 and the year ended December 31, 2019 were $18.86 and $32.50, respectively. As of June 30, 2020, there was $19.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested for the six months ended June 30, 2020 and the year ended December 31, 2019, was $0.5 million and $0.6 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the six months ended June 30, 2020 and the year ended December 31, 2019, was $7.6 million and $8.5 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.2 million related to the following employee benefit plans for the six months ended June 30, 2020.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 1,581 and 1,352 Common Shares were purchased by employees under the Purchase Plan for the six months ended June 30, 2020 and 2019, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of Restricted Share Units issued under the Company’s Share Incentive Plans (Note 13). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Numerator:
Net income attributable to Acadia	$19,410	$9,080	$10,996	$21,277
Less: net income attributable to participating securities	(244)	(27)	(233)	(99)
Income from continuing operations net of income attributable to participating securities	$19,166	$9,053	$10,763	$21,178

Denominator:
Weighted average shares for basic earnings per share	86,179,950	83,703,886	86,575,751	82,872,977
Effect of dilutive securities:
Employee unvested restricted shares	—	—	—	—
Denominator for diluted earnings per share	86,179,950	83,703,886	86,575,751	82,872,977

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.22	$0.11	$0.12	$0.26

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	126,593	136,593	126,593	136,593
Series C Preferred OP Units - Common share equivalent	439,556	474,278	439,556	474,278
Restricted shares	76,433	40,821	76,433	40,821

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. Subsequent Events

COVID-19 Pandemic Update

The information provided about the impact of the COVID-19 Pandemic in Note 11 is updated for activity subsequent to June 30, 2020 as follows:

•

Tenant Operating Status – As of July 31, 2020, approximately 88% (Compared to 74% at June 30) of the Company’s consolidated and unconsolidated ABR are derived from stores which were open or partially open for business. While the Company considers disruptions related to the COVID-19 Pandemic to be temporary, if the disruptions continue, they may have a material, adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity for the year ending December 31, 2020.

•

Rent Collections – As of July 31, 2020, collections and negotiated concessions of April, May and June 2020 rents are approximately 86% (compared to 83% at June 30) of billed rents for the Core Portfolio. As of July 31, 2020, collections of April, May and June 2020 rents are approximately 62% for the Fund Portfolio. In addition, collections of July 2020 rents are approximately 74% of billed rents for the Core Portfolio and 73% for the Fund Portfolio, without regard to negotiated concessions.

•

Rent Concession Agreements – During July 2020, the Company executed 18 rent concession arrangements with tenants comprised of 10 agreements for rent deferral and 8 agreements for rent forgiveness aggregating approximately $0.6 million related to the COVID-19 Pandemic. The Company is currently determining how it will account for these agreements. At June 30, 2020, the Company had executed 98 rent concession agreements (Note 11).

•

Bankruptcy Risk – Subsequent to June 30, 2020, there have been additional bankruptcies of national retailers, some of which are tenants of the Company. As of July 31, for all bankruptcies announced during 2020, the Core Portfolio has 16 stores with ABR attributable to Acadia totaling $4.7 million, or 3.3% of Core ABR, and the Fund Portfolio has 24 stores with ABR attributable to Acadia totaling $0.5 million, or 2.5% of Fund ABR, for which these leases may be rejected in future bankruptcy proceedings.

Financing Activity

On July 1, 2020, the Company obtained a $30.0 million unsecured Term Loan, with an accordion option to increase up to $90.0 million, from Truist Bank maturing on June 30, 2021 at LIBOR plus 2.55% with a LIBOR floor of 0.75%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of June 30, 2020, we own or have an ownership interest in 187 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies (including tenants who may have been forced to close their businesses as a result of the COVID-19 Pandemic, as discussed under “Significant Developments” below) at June 30, 2020 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	—	39	741,365	87.3%
New York Metro	—	27	345,954	93.0%
Los Angeles Metro	—	1	14,000	100.0%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	1	28	322,595	77.8%
Boston Metro	—	3	55,276	100.0%
Suburban	3	27	4,015,847	92.7%
Total Core Portfolio	5	126	5,643,869	91.4%
Acadia Share of Total Core Portfolio	5	126	5,198,149	92.6%

Fund Portfolio:
Fund II	—	1	469,518	65.9%
Fund III	1	3	135,382	79.1%
Fund IV	3	34	2,321,323	88.4%
Fund V	—	14	4,384,709	89.2%
Total Fund Portfolio	4	52	7,310,932	87.2%
Acadia Share of Total Fund Portfolio	4	52	1,527,101	87.2%

Total Core and Funds	9	178	12,954,801	89.1%
Acadia Share of Total Core and Funds	9	178	6,725,250	91.4%

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

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2020

Special Note Regarding the COVID-19 Pandemic

During the first quarter of 2020, a novel strain of coronavirus, COVID-19, spread to the United States and numerous other countries worldwide (the “COVID-19 Pandemic”). In order to protect citizens and slow the spread of COVID-19, a majority of state governments in the United States instituted restrictions on travel, implemented “shelter-in-place” or “stay-at-home” orders and social distancing practices, and mandated shutdowns of certain “non-essential” businesses for an indeterminate period of time. As a result, a majority of the Company’s retail tenants were forced to temporarily close their businesses during all or a portion of the second quarter of 2020. While most tenants have since reopened, the tenant closures created concern regarding the Company’s ability to fully collect rents billed during the second quarter of 2020 and possibly thereafter from non-operating tenants, many of which have already requested rent concessions from the Company. In addition, the COVID-19 Pandemic has had a significant adverse impact on economic and market conditions resulting in a decline in the Company’s share price, disruption of or lack of access to the capital markets and depressed real estate values, among others. The Company notes the following as a result of the COVID-19 Pandemic:

•

Effective March 20, 2020, the Company closed its offices and its employees successfully transitioned to working from their homes. Effective June 29, 2020 the Company has reopened its main office and has put robust protocols in place for protecting its employees against the spread of the COVID-19 virus.

•	On March 31, 2020, the Company issued a press release relaying that certain major development and construction projects have been placed on hold and withdrawing its 2020 guidance.
•

The Company reviewed its assets for impairment at March 31, 2020 and determined that it would take an aggregate non-cash impairment charge of $51.5 million, of which $12.4 million was the Company’s pro-rata share, as a result of changes in estimated holding periods, estimated net operating income and cap rates at selected properties due to circumstances stemming from the COVID-19 Pandemic (Note 8). The Company reviewed its assets for impairment at June 30, 2020 and did not believe that additional impairment charges were required for the quarter ended June 30, 2020.

•	As of July 31, 2020, approximately 88% (Compared to 74% at June 30) of the Company’s consolidated and unconsolidated ABR are derived from stores which were open or partially open for business.
•

As of July 31, 2020, collections and negotiated concessions of April, May and June 2020 rents are approximately 86% (compared to 83% at June 30) of billed rents for the Core Portfolio. As of July 31, 2020, collections of April, May and June 2020 rents are approximately 62% for the Fund Portfolio. In addition, collections of July 2020 rents are approximately 74% of billed rents for the Core Portfolio and 73% for the Fund Portfolio, without regard to negotiated concessions.

•

The Company has negotiated rent concessions, substantially in the form of deferrals, with select tenants. Through June 30, 2020, the Company has deferred rents aggregating $3.0 million and abated rents of $0.8 million (Note 11). Subsequent to June 30, 2020 and through July 31, 2020 the company has entered into 18 additional agreements, primarily for deferrals of rent (Note 15).

•

The Company has also negotiated payment deferrals of $0.1 million associated with some of its leased office space (Note 11) and interest payment deferrals of $1.7 million as of June 30, 2020 associated with some of its Fund mortgage debt (Note 7). In addition, the Company has negotiated deferrals for certain real estate taxes.

•

The Company reviewed the collectability of its rents receivable and straight-line rents and has recorded credit loss reserves of approximately $15.9 million, of which $12.9 million was the Company’s share, (Note 11, Note 3) during the six months ended June 30, 2020 primarily related to projected tenant defaults stemming from business closures attributable to the COVID-19 Pandemic.

•

The Company continues to have active discussions with existing and potential new tenants for new and renewed leases. However, the uncertainty relating to the COVID-19 Pandemic has slowed the pace of leasing activity and could result in higher vacancy than the Company otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of June 30, 2020, approximately 1.6% and 2.0% of the Company’s Core and Fund portfolio rents, respectively, was subject to leases scheduled to expire in 2020 and 10.6% and 9.3% was subject to leases scheduled to expire in 2021.

•

Given the impact of the COVID-19 Pandemic on the markets where our properties are located, we anticipate a reduction in our disposition and acquisition activity during the third quarter and potentially for the remainder of 2020.

•

The Company has numerous long-dated interest rate cash flow hedges (Note 7, Note 8) in place to effectively fix the interest rates on its variable-rate debt. In periods when interest rates fall below the effective rates of the underlying debt agreements, the Company is required to make payments for its swaps that are charged to interest expense. The fair value of the interest rate swaps at June 30, 2020 was a liability of $109.0 million, which represents the present value of expected payments over the weighted-average remaining term of the swaps, which was 7.6 years.

•

The Company has reviewed its debt covenants with no significant new compliance issues noted as of June 30, 2020. However, potential reductions in the collections of rent during the remainder of 2020 may impact future debt compliance at various properties.

•

We have suspended distributions on the Common Shares and Common OP Units for the second and third quarters of 2020 (Note 10). Our Board has not made any decisions regarding our dividend policy beyond the third quarter of 2020 and will closely monitor our financial performance and economic outlook in order to assess when to reinitiate an appropriate dividend to maintain compliance with REIT taxable income requirements.

While the Company currently considers the disruptions associated with the COVID-19 Pandemic to be temporary, if such disruptions continue or have a more severe impact than anticipated, they may have a material adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity for the year ending December 31, 2020.

Investments

During the six months ended June 30, 2020, we invested in two properties aggregating $19.2 million, inclusive of transaction costs, within our Core portfolio as follows:

•	On January 9, we acquired a fully-occupied retail condominium, 37 Greene Street, located in the SoHo section of New York City, for $15.7 million.
•	On February 13, we acquired a fully-occupied, mixed-use building in Chicago, Illinois, for $3.5 million.

On April 1, as described further below, in a non-cash transaction, we converted a note receivable into the remaining venture partner’s interest in Town Center. We consolidated the previously unconsolidated investment (Note 4).

During June, Mervyns II liquidated a portion of its Investment in Albertsons (Note 4), which had an initial public offering. Mervyns II recognized realized gains on the sale of those shares in addition to the appreciation in the fair value of its remaining shares of Albertsons. Unrealized holding gains, distributions and other for the three and six months ended June 30, 2020 includes Mervyns II’s $64.9 million share of unrealized holding gains and its $22.8 million share of realized distributions related to its Investment in Albertsons, of which the Company’s aggregate share is $25.1 million.

During the six months ended June 30, 2020, we did not make any investments within our Fund portfolio. However, Fund IV obtained the venture partner’s interest in two of its Broughton Street properties for $1.3 million (Note 4) and now consolidates those properties.

Dispositions of Real Estate

During the six months ended June 30, 2020, we did not make any dispositions in our Core Portfolio; however, a Fund IV property was sold in April 2020 (Note 2) for $15.3 million resulting in a gain of $0.4 million of which the Company’s share was $0.1 million.

Financing Activity

During the six months ended June 30, 2020, we (Note 7) extended Fund debt aggregating $200.0 million at Fund II, $36.3 million at Fund III, $65.0 million at Fund IV and $3.5 million at Fund V pursuant to existing available extension options.

Structured Financing Investments

During the six months ended June 30, 2020, we entered into two new Structured Financing investments (Note 3) as follows:

•	On January 17, the Company loaned $54.0 million to an entity that owns an interest in 850 Third Avenue, in Brooklyn, New York.
•	On February 6, the Company loaned $5.0 million to one of the Company’s venture partners.

In addition, on April 1, 2020, the Company converted its $38.7 million note receivable plus accrued interest of $2.0 million (Note 3) to a controlling interest in Town Center in Wilmington, Delaware as described above.

Equity Repurchases

The Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees at a weighted average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available as of June 30, 2020 (Note 10).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The results of operations by reportable segment for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	June 30, 2020				June 30, 2019				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$38.6	$25.2	$—	$63.8	$43.2	$27.0	$—	$70.2	$(4.6)	$(1.8)	$—	$(6.4)
Depreciation and amortization	(18.2)	(15.6)	—	(33.8)	(15.1)	(15.2)	—	(30.3)	3.1	0.4	—	3.5
Property operating expenses, other operating and real estate taxes	(18.0)	(9.5)	—	(27.5)	(12.2)	(10.2)	—	(22.5)	5.8	(0.7)	—	5.0
General and administrative expenses	—	—	—	(8.7)	—	—	—	(9.1)	—	—	—	(0.4)
Impairment charge	—	—	—	—	—	(1.4)	—	(1.4)	—	(1.4)	—	(1.4)
Gain on disposition of properties	—	0.5	—	0.5	—	—	—	—	—	0.5	—	0.5
Operating income	2.5	0.5	—	(5.8)	15.9	0.2	—	7.1	(13.4)	0.3	—	(12.9)
Interest and other income	—	—	2.1	2.1	0.3	1.6	2.2	4.1	(0.3)	(1.6)	(0.1)	(2.0)
Realized and unrealized holding gains on investments and other	—	87.8	0.1	87.8	—	—	—	—	—	87.8	(0.1)	(87.8)
Equity in earnings (losses) of unconsolidated affiliates	(1.1)	0.3	—	(0.8)	3.3	0.3	—	3.6	(4.4)	—	—	(4.4)
Interest expense	(8.6)	(9.7)	—	(18.3)	(6.8)	(12.9)	—	(19.8)	1.8	(3.2)	—	(1.5)
Income tax benefit (provision)	—	—	—	(0.1)	—	—	—	(0.3)	—	—	—	0.2
Net income (loss)	(7.2)	78.8	2.2	64.9	12.6	(10.8)	2.2	(5.2)	(19.8)	89.6	—	70.1
Net loss (income) attributable to noncontrolling interests	5.1	(50.6)	—	(45.5)	0.4	13.9	—	14.3	4.7	(64.5)	—	(59.8)
Net income attributable to Acadia	$(2.1)	$28.2	$2.2	$19.4	$13.1	$3.1	$2.2	$9.1	$(15.2)	$25.1	$—	$10.3

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $15.2 million for the three months ended June 30, 2020 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio decreased $4.6 million for the three months ended June 30, 2020 compared to the prior year period primarily due to (i) a $6.7 million increase in credit loss reserves (comprised of $4.7 million and $2.0 million of billed rent and straight-line rent, respectively)  in 2020 primarily related to the COVID-19 Pandemic (Note 11); (ii) $1.5 million from termination income received in 2019; and (iii) $1.4 million from tenant bankruptcies in 2020. These decreases were offset by increases of $3.1 million related to the consolidation of Town Center in 2020 (Note 4) and additional rents of $2.4 million from Core property acquisitions during 2019 and 2020 (Note 2).

Depreciation and amortization for our Core Portfolio increased $3.1 million for the three months ended June 30, 2020 compared to the prior year period primarily due to $2.0 million from the consolidation of Town Center and $1.3 million from Core property acquisitions in 2019 and 2020.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $5.8 million for the three months ended June 30, 2020 compared to the prior year period primarily due to $6.8 million from interest and related charges for Brandywine Holdings litigation (Note 7). This increase was offset by an overall decrease in operating expenses across the portfolio related to the COVID-19 Pandemic.

Equity in earnings of unconsolidated affiliates for our Core Portfolio decreased $4.4 million for the three months ended June 30, 2020 compared to the prior year period, primarily due to $2.5 million from the consolidation of Town Center in 2020 as well as a $1.9 million increase in credit loss reserves at unconsolidated properties related to the COVID-19 Pandemic (Note 11).

Interest expense for our Core Portfolio increased $1.8 million for the three months ended June 30, 2020 compared to the prior year period primarily due to higher average outstanding borrowings in 2020.

Net loss (income) attributable to noncontrolling interests for our Core Portfolio increased $4.7 million for the three months ended June 30, 2020 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $25.1 million for the three months ended June 30, 2020 compared to the prior year period as a result of the changes described below.

Revenues for the Funds decreased $1.8 million for the three months ended June 30, 2020 compared to the prior year period primarily due to (i) a $4.0 million increase in credit loss reserves (comprised of $2.8 million and $1.2 million of billed rent and straight-line rent, respectively) in 2020 primarily related to the COVID-19 Pandemic (Note 11); (ii) $1.6 million from Fund property dispositions; and (iii) $1.3 million from the temporary closure of the Market Hall at City Point during the quarantine. These decreases were offset by $4.0 million from Fund property acquisitions in 2019 (Note 2).

Property operating expenses, other operating and real estate taxes for the Funds decreased $0.7 million for the three months ended June 30, 2020 compared to the prior year period primarily due to an overall decrease in operating expenses across the portfolio related to the COVID-19 Pandemic.

Impairment charge for the Funds decreased $1.4 million for the three months ended June 30, 2020 compared to the prior year period which related to condo sales at 210 Bowery by Fund IV in the second quarter of 2019.

Interest income for the Funds decreased $1.6 million for the three months ended June 30, 2020 compared to the prior year period primarily due to an incentive fee earned by Fund III’s Storage Post investment in 2019 (Note 4).

Realized and unrealized holding gains on investments and other includes a $64.9 million mark-to-market adjustment on the Albertson’s IPO shares and a $22.8 million net realized gain on disposition of Albertson’s shares during 2020.

Interest expense for the Funds decreased $3.2 million for the three months ended June 30, 2020 compared to the prior year period due to $3.4 million from lower average interest rates in 2020 and a $1.0 million increase related to higher loan cost amortization in 2019. These decreases were offset by $0.9 million less interest capitalized in 2020.

Net loss attributable to noncontrolling interests for the Funds decreased $64.5 million for the three months ended June 30, 2020 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $4.1 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $0.1 million for the three months ended June 30, 2020 compared to the prior year period primarily due to $1.3 million from new notes issued in 2020 and 2019 partially offset by $1.6 million from the conversion of the Brandywine Note to equity in 2020 and the payoff of a Fund IV note in 2019 (Note 3).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

The results of operations by reportable segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended				Six Months Ended
	June 30, 2020				June 30, 2019				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$78.5	$56.7	$—	$135.2	$89.9	$54.3	$—	$144.2	$(11.4)	$2.4	$—	$(9.0)
Depreciation and amortization	(35.2)	(32.0)	—	(67.2)	(30.8)	(29.9)	—	(60.6)	4.4	2.1	—	6.6
Property operating expenses, other operating and real estate taxes	(29.8)	(21.5)	—	(51.3)	(24.2)	(19.3)	—	(43.5)	5.6	2.2	—	7.8
General and administrative expenses	—	—	—	(17.8)	—	—	—	(17.4)	—	—	—	0.4
Impairment charge	—	(51.5)	—	(51.5)	—	(1.4)	—	(1.4)	—	50.1	—	50.1
Gain on disposition of properties	—	0.5	—	0.5	—	2.0	—	2.0	—	(1.5)	—	(1.5)
Operating income (loss)	13.6	(47.9)	—	(52.1)	34.9	5.7	—	23.3	(21.3)	(53.6)	—	(75.4)
Interest and other income	—	—	5.0	5.0	0.3	1.6	4.5	6.4	(0.3)	(1.6)	0.5	(1.4)
Realized and unrealized holding gains on investments and other	—	87.8	(0.5)	87.3	—	—	—	—	—	87.8	0.5	(87.3)
Equity in earnings (losses) of unconsolidated affiliates	0.6	(0.1)	—	0.5	5.5	0.3	—	5.8	(4.9)	(0.4)	—	(5.3)
Interest expense	(16.9)	(19.8)	—	(36.6)	(13.5)	(24.1)	—	(37.6)	3.4	(4.3)	—	(1.0)
Income tax benefit (provision)	—	—	—	0.8	—	—	—	(0.2)	—	—	—	1.0
Net income (loss)	(2.7)	20.0	4.6	4.9	27.2	(16.5)	4.5	(2.3)	(29.9)	36.5	0.1	7.2
Net loss (income) attributable to noncontrolling interests	6.3	(0.2)	—	6.1	0.4	23.2	—	23.6	5.9	(23.4)	—	(17.5)
Net income (loss) attributable to Acadia	$3.6	$19.9	$4.6	$11.0	$27.6	$6.7	$4.5	$21.3	$(24.0)	$13.2	$0.1	$(10.3)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $24.0 million for the six months ended June 30, 2020 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio decreased $11.4 million for the six months ended June 30, 2020 compared to the prior year period primarily due to (i) a $10.0 million increase in credit loss reserves (comprised of $5.3 million and $4.7 million of billed rent and straight-line rent, respectively) in 2020 primarily related to the COVID-19 Pandemic (Note 11); and (ii) the write-off of a below-market lease in the prior year period related to a tenant that vacated for $5.7 million. These decreases were offset by additional rents of $4.3 million from Core property acquisitions during 2019 and 2020 (Note 2).

Depreciation and amortization for our Core Portfolio increased $4.4 million for the six months ended June 30, 2020 compared to the prior year period primarily due to $2.5 million from Core property acquisitions in 2019 and 2020 and $2.0 million from the consolidation of Town Center.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $5.6 million for the six months ended June 30, 2020 compared to the prior year period primarily due to $6.8 million from interest and other related charges for Brandywine Holdings litigation (Note 7). This increase was offset by an overall decrease in operating expenses across the portfolio related to the COVID-19 Pandemic.

Equity in earnings of unconsolidated affiliates for our Core Portfolio decreased $4.9 million for the six months ended June 30, 2020 compared to the prior year period primarily due to $2.3 million from the consolidation of Town Center in 2020 as well as a $2.4 million increase in credit loss reserves at unconsolidated properties related to the COVID-19 Pandemic (Note 11).

Interest expense for our Core Portfolio increased $3.4 million for the six months ended June 30, 2020 compared to the prior year period primarily due to higher average outstanding borrowings in 2020.

Net loss (income) attributable to noncontrolling interests for our Core Portfolio increased $5.9 million for the six months ended June 30, 2020 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $13.2 million for the six months ended June 30, 2020 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $2.4 million for the six months ended June 30, 2020 compared to the prior year period primarily due to $8.3 million from Fund property acquisitions in 2019. This increase was partially offset by (i) a $4.2 million increase in credit loss reserves (comprised of $2.8 million and $1.4 million of billed rent and straight-line rent, respectively) in 2020 primarily related to the COVID-19 Pandemic (Note 11); and (ii) $3.2 million from Fund property dispositions (Note 2).

Depreciation and amortization for the Funds increased $2.1 million for the six months ended June 30, 2020 compared to the prior year period primarily due to $5.0 million from Fund property acquisitions in 2019 partially offset by (i) $1.7 million from tenant bankruptcy write-offs in 2019 and (ii) $0.5 million from Fund property dispositions.

Property operating expenses, other operating and real estate taxes for the Funds increased $2.2 million for the six months ended June 30, 2020 compared to the prior year period primarily from Fund property acquisitions in 2019.

Impairment charge for the Funds increased $50.1 million for the six months ended June 30, 2020 compared to the prior year period (Note 8). Impairment of $51.5 million for the Funds relates to $33.8 million for 654 Broadway and Cortlandt Crossing in Fund III and $17.7 million for 801 Madison and 146 Geary Street in Fund IV during the first quarter of 2020. Charges for 2019 relate to $1.4 million for residential condos at 210 Bowery in Fund IV.

Gain on disposition of properties for the Funds decreased $1.5 million for the six months ended June 30, 2020 compared to the prior year period due to the sale of 3104 M Street in Fund III during 2019 compared to the sale of Colonie Plaza in Fund IV during 2020 (Note 2, Note 4).

Interest income for the Funds decreased $1.6 million for the six months ended June 30, 2020 compared to the prior year period primarily due to an incentive fee earned by Fund III’s Storage Post investment during 2019.

Realized and unrealized holding gains on investments and other includes a $64.9 million mark-to-market adjustment on the Albertson’s IPO shares and a $22.8 million net realized gain on disposition of Albertson’s shares during 2020 (Note 4).

Interest expense for the Funds decreased $4.3 million for the six months ended June 30, 2020 compared to the prior year period due to $4.3 million from lower average interest rates in 2020 and $1.1 million from lower loan cost amortization in 2020. These decreases were offset by a $0.5 million decrease in interest capitalized in 2020 and a $0.4 million increase related to higher average outstanding borrowings in 2020.

Net loss attributable to noncontrolling interests for the Funds decreased $23.4 million for the six months ended June 30, 2020 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $8.4 million and $8.9 million for the six months ended June 30, 2020 and 2019, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio increased $0.5 million for the six months ended June 30, 2020 compared to the prior year period primarily due to $2.8 million of additional interest income from new notes issued in 2020 and 2019 partially offset by $2.3 million from the conversion of the Brandywine Note Receivable to equity in 2020 and the payoff of a Fund IV note during 2019 (Note 3).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated income tax benefit increased $1.0 million for the six months ended June 30, 2020 compared to the prior year period due to the newly available carry-back of net operating losses under current Federal rules.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated operating (loss) income (a)	$(5,758)	$7,086	$(52,101)	$23,294
Add back:
General and administrative	8,720	9,034	17,790	17,357
Depreciation and amortization	33,793	30,304	67,170	60,637
Impairment charge	—	1,400	51,549	1,400

Less:
Above/below-market rent, straight-line rent and other adjustments	5,313	(3,331)	3,944	(12,629)
Gain on disposition of properties	(485)	—	(485)	(2,014)
Consolidated NOI	41,583	44,493	87,867	88,045

Noncontrolling interest in consolidated NOI	(11,694)	(12,084)	(25,992)	(25,062)
Less: Operating Partnership's interest in Fund NOI included above	(2,826)	(3,309)	(6,421)	(6,813)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (a)	2,874	6,670	9,220	13,265
NOI - Core Portfolio	$29,937	$35,770	$64,674	$69,435

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Core Portfolio NOI	$29,937	$35,770	$64,674	$69,435
Less properties excluded from Same-Property NOI	(3,918)	(3,749)	(7,361)	(5,683)
Same-Property NOI	$26,019	$32,021	$57,313	$63,752

Percent change from prior year period	(18.7)%		(10.1)%

Components of Same-Property NOI:
Same-Property Revenues	$36,988	$44,072	$80,224	$87,706
Same-Property Operating Expenses	(10,969)	(12,051)	(22,911)	(23,954)
Same-Property NOI	$26,019	$32,021	$57,313	$63,752

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three and six months ended June 30, 2020. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	10	10	16	16
GLA commencing	189,020	189,020	220,633	220,633
New base rent	$12.45	$12.64	$15.78	$16.43
Expiring base rent	$12.75	$12.24	$16.06	$15.50
Percent growth in base rent	-2.4%	3.3%	-1.7%	6.0%
Average cost per square foot (a)	$—	$—	$1.09	$1.09
Weighted average lease term (years)	4.6	4.6	5.1	5.1

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its RCP investments such as Albertsons) in FFO. A reconciliation of net income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Acadia	$19,410	$9,080	$10,996	$21,277

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	24,390	21,722	48,478	43,721
Impairment charge (net of noncontrolling interests' share)	—	321	12,400	321
Gain on disposition of properties (net of noncontrolling interests' share)	(111)	—	(111)	(384)
Income attributable to Common OP Unit holders	1,136	587	674	1,382
Distributions - Preferred OP Units	123	135	249	270
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$44,948	$31,845	$72,686	$66,587

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	86,179,950	83,703,886	86,575,751	82,872,977
Weighted-average OP Units outstanding	5,003,571	5,123,765	5,096,783	5,168,698
Basic weighted-average shares outstanding, FFO	91,183,521	88,827,651	91,672,534	88,041,675
Assumed conversion of Preferred OP Units to common shares	464,623	499,345	464,623	499,345
Assumed conversion of LTIP units and Restricted Share Units to common shares	—	202,714	—	202,714
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	91,648,144	89,529,710	92,137,157	88,743,734

Diluted Funds from operations, per Common Share and Common OP Unit	$0.49	$0.36	$0.79	$0.75

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2020, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $54.0 million. We have suspended distributions on the Common Shares and Common OP Units for the second and third quarters of 2020. Our Board has not made any decisions regarding our dividend policy beyond the third quarter of 2020 and will closely monitor our financial performance and economic outlook in order to assess when to reinitiate an appropriate dividend to maintain compliance with REIT taxable income requirements.

Investments in Real Estate

During the six months ended June 30, 2020, within our Core portfolio we invested in two properties aggregating $19.2 million inclusive of transaction costs, as follows:

•	On January 9, the Company acquired a retail condominium, 37 Greene Street, located in the SoHo section of New York City, for $15.7 million (Note 2).
•	On February 13, the Company acquired a fully-occupied, mixed-use building in Chicago, Illinois, for $3.5 million.

On April 1, 2020, we converted a note receivable into the remaining venture partner’s interest in Town Center and now consolidate that property.

During the six months ended June 30, 2020, we did not make any new investments within our Fund portfolio. However, Fund IV obtained the venture partner’s interest in two of its Broughton Street properties for $1.3 million (Note 4) and now consolidates those properties.

Capital Commitments

During the six months ended June 30, 2020, we made capital contributions aggregating $5.3 million to our Funds. At June 30, 2020, our share of the remaining capital commitments to our Funds aggregated $80.9 million as follows:

•

$2.4 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$16.9 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•	$61.6 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our initial share is $104.5 million.

During April 2018, a distribution was made to the Fund II investors, including $4.3 million to the Operating Partnership, which amount was re-contributed to Fund II in April 2020 (Note 1).

Development Activities

During the six months ended June 30, 2020, capitalized costs associated with development activities totaled $7.3 million (Note 2). At June 30, 2020, we had a total of nine consolidated and one unconsolidated projects under development or redevelopment and the estimated total cost to complete these projects through 2023 was $129.8 million to $166.8 million and our estimated share was approximately $64.3 million to $79.2 million. Substantially all remaining development and redevelopment costs are discretionary and dependent upon the resumption of tenant interest due to aforementioned disruptions related to the COVID-19 Pandemic.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Total Debt - Fixed and Effectively Fixed Rate	$1,412,465	$1,403,324
Total Debt - Variable Rate	406,214	314,604
	1,818,679	1,717,928
Net unamortized debt issuance costs	(7,794)	(10,383)
Unamortized premium	599	651
Total Indebtedness	$1,811,484	$1,708,196

As of June 30, 2020, our consolidated outstanding mortgage and notes payable aggregated $1,818.7 million, excluding unamortized premium of $0.6 million and net unamortized loan costs of $7.8 million, and were collateralized by 43 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.43% to 6.00% with maturities that ranged from September 7, 2020 to April 15, 2035. Taking into consideration $1,029.1 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,412.5 million of the portfolio debt, or 77.7%, was fixed at a 3.73% weighted-average interest rate and $406.2 million, or 22.3% was floating at a 1.96% weighted average interest rate as of June 30, 2020. Our variable-rate debt includes $144.5 million of debt subject to interest rate caps.

Without regard to available extension options, there is $141.7 million of debt maturing in 2020 at a weighted-average interest rate of 3.22%; there is $3.1 million of scheduled principal amortization due in 2020; and our share of scheduled remaining 2020 principal payments and maturities on our unconsolidated debt was $9.3 million at June 30, 2020. In addition, $373.2 million of our total consolidated debt and $8.3 million of our pro-rata share of unconsolidated debt will come due in 2021. As it relates to the aforementioned maturing debt in 2020 and 2021, we have options to extend consolidated debt aggregating $115.4 million and $231.4 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

A mortgage loan in the Company’s Core Portfolio for $26.3 million was in default and subject to litigation at June 30, 2020 and December 31, 2019 (Note 7).

Share Repurchase Program

During the six months ended June 30, 2020, we repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees, under the share repurchase program at a weighted average price per share of $18.29, under which $122.6 million remains available as of June 30, 2020 (Note 10).

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at June 30, 2020 totaled $34.3 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the six months ended June 30, 2020, the Company did not sell any shares under its ATM Program.

Fund Capital

During the six months ended June 30, 2020, III and IV called capital contributions of $3.9 million and $19.0 million, respectively, of which our aggregate share was $5.3 million. At June 30, 2020, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $7.3 million, $56.0 million and $245.1 million, respectively.

Asset Sales and Other Transactions

On April 13, 2020, Fund IV sold its Colonie Plaza property for $15.3 million and repaid the associated mortgage, recognizing a gain on disposition of $0.5 million, of which the Company’s share was $0.1 million.

During June 2020, Mervyns II recognized $22.8 million in distributions, of which $6.7 million was the Company’s share, related to its investment in Albertsons, which had an IPO (Note 4).

During the six months ended June 30, 2020 the Company had no Structured Financing redemptions; however, one note receivable for $38.7 million, was converted to the remaining interest in the collateral on April 1, 2020 and one $5.3 million Fund note matured on July 1, 2020 but was not repaid. Scheduled maturities of Structured Financing loans include a $33.5 million loan maturing during the remainder of 2020, which is expected to be converted to an interest in a property (Note 3).

Financing and Debt

As of June 30, 2020, we had $219.4 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 81 unleveraged consolidated properties with an aggregate carrying value of approximately $1.6 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all. Also, during July 2020, the Company obtained a $30.0 million term loan with a $90.0 million accordion feature (Note 15).

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2020 with the cash flow for the six months ended June 30, 2019 (in millions):

	Six Months Ended June 30,
	2020	2019	Variance
Net cash provided by operating activities	$58.5	$62.2	$(3.7)
Net cash used in investing activities	(86.7)	(233.5)	146.8
Net cash provided by financing activities	46.5	182.6	(136.1)
Increase in cash and restricted cash	$18.3	$11.3	$7.0

Operating Activities

Our operating activities provided $3.7 million less cash during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in cash receipts from tenants because of the COVID-19 Pandemic partially offset by the monetization of the Company's Investment in Albertsons.

Investing Activities

During the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, our investing activities used $146.8 million less cash, primarily due to (i) $117.1 million less cash used in acquisition and lease of properties, (ii) $96.3 million less cash used in investments in unconsolidated affiliates, and (iii) $35.3 million less cash used in development, construction and property improvement costs. These sources of cash were partially offset by (i) $59.0 million more cash used to issue notes receivable, (ii) $29.3 million less cash received from return of capital from unconsolidated affiliates and (iii) $15.3 million less cash received from proceeds of notes receivable.

Financing Activities

Our financing activities provided $136.1 million less cash during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily from (i) $75.1 million less cash received from the sale of Common Shares, (ii) $34.6 million more cash provided from net borrowings, (iii) $22.4 million more cash used to repurchase Common Shares, (iv) $4.2 million more cash used in dividends paid to Common

Shareholders, and (v) $3.9 million less cash provided from contributions from noncontrolling interests. These sources of cash were partially offset by $3.2 million less cash used for financing costs.

CONTRACTUAL OBLIGATIONS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating and capital leases, which includes ground leases at seven of our properties and the lease for our corporate office and (iii) construction commitments as of June 30, 2020 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Principal obligations on debt	$1,818.7	$467.6	$937.8	$276.8	$136.5
Interest obligations on debt	208.2	61.0	76.4	34.9	35.9
Lease obligations	204.6	3.2	15.9	15.1	170.4
Construction commitments (a)	35.8	35.8	—	—	—
Total	$2,267.3	$567.6	$1,030.1	$326.8	$342.8

(a)

Includes amounts budgeted for previously-approved development projects at our Core Portfolio and Fund properties. As of June 30, 2020, substantially all remaining development and redevelopment costs, which are discretionary, are temporarily on hold dependent upon the resumption of tenant interest due to aforementioned disruptions related to the COVID-19 Pandemic.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		June 30, 2020
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
650 Bald Hill Road	20.8%	$3.2	2.83%	Oct 2020
Eden Square (b)	22.8%	5.4	2.33%	Dec 2020
Promenade at Manassas	22.8%	6.3	1.93%	Dec 2021
3104 M Street	20.0%	0.9	3.75%	Dec 2021
Family Center at Riverdale	18.0%	5.8	1.88%	May 2022
Gotham Plaza	49.0%	9.4	1.78%	Jun 2023
Renaissance Portfolio	20.0%	32.0	1.88%	Aug 2023
Crossroads	49.0%	31.5	3.94%	Oct 2024
Tri-City Plaza	18.1%	7.0	2.08%	Oct 2024
Frederick Crossing	18.1%	4.4	1.93%	Dec 2024
Frederick County Square	18.1%	2.7	2.58%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	8.0	4.72%	Dec 2027
Total		$181.6

(a)	Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at June 30, 2020, where applicable.
(b)	The debt has one available 12-month extension option.

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

Information as of June 30, 2020

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2020, we had total mortgage and other notes payable of $1,818.7 million, excluding the unamortized premium of $0.6 million and net unamortized debt issuance costs of $7.8 million, of which $1,412.5 million, or 77.7% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $406.2 million, or 22.3%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of June 30, 2020, we were party to 40 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,029.1 million and $144.5 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of June 30, 2020 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020 (Remainder)	$1.5	$26.3	$27.8	6.0%
2021	3.5	—	3.5	—%
2022	3.6	177.4	181.0	1.5%
2023	2.9	367.9	370.8	1.5%
2024	2.6	7.3	9.9	4.7%
Thereafter	13.1	177.4	190.5	3.3%
	$27.2	$756.3	$783.5

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020 (Remainder)	$1.6	$115.4	$117.0	2.6%
2021	3.0	366.8	369.8	2.4%
2022	3.1	291.1	294.2	4.0%
2023	3.8	40.9	44.7	1.7%
2024	2.6	199.5	202.1	2.0%
Thereafter	0.3	7.1	7.4	3.6%
	$14.4	$1,020.8	$1,035.2

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2020 (Remainder)	$0.7	$8.6	$9.3	2.5%
2021	1.2	7.1	8.3	2.1%
2022	1.2	5.8	7.0	1.9%
2023	1.2	40.6	41.8	1.9%
2024	0.9	39.6	40.5	3.4%
Thereafter	0.8	73.9	74.7	4.3%
	$6.0	$175.6	$181.6

Without regard to available extension options, in 2020, $144.8 million of our total consolidated debt and $9.3 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $373.2 million of our total consolidated debt and $8.3 million of our pro-rata share of unconsolidated debt will become due in 2021. As it relates to the aforementioned maturing debt in 2020 and 2021, we have options to extend consolidated debt aggregating $115.4 million and $231.4 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $5.4 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.2 million. Interest expense on our variable-rate debt of $406.2 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2020, would increase $4.1 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.9 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2020, the fair value of our total consolidated outstanding debt would decrease by approximately $14.3 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $32.5 million.

As of June 30, 2020, and December 31, 2019, we had consolidated notes receivable of $134.7 million and $114.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2020, the fair value of our total outstanding notes receivable would decrease by approximately $3.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.2 million.

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

Changes in Market Risk Exposures from December 31, 2019 to June 30, 2020

Our interest rate risk exposure from December 31, 2019, to June 30, 2020, has increased on an absolute basis, as the $314.6 million of variable-rate debt as of December 31, 2019, has increased to $406.2 million as of June 30, 2020. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 18.3% of our consolidated debt as of December 31, 2019 compared to 22.3% as of June 30, 2020.

ITEM 4.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2020, at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously disclosed in our periodic findings, Acadia Brandywine Holdings, LLC (“Brandywine Holdings”), a consolidated entity in which we have a 22.22% interest, is a party to litigation in connection with a mortgage loan collateralized by a Core Portfolio property held by it (the “Brandywine Loan”). The Brandywine Loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. By maturity, the Brandywine Loan was in default. The Brandywine Loan bears interest at a stated rate of approximately 6% and is subject to additional default interest of 5%. In April 2017, the successor to the original lender, Wilmington – 5190 Brandywine Parkway, LLC (the “Successor Lender”), initiated lawsuits against Brandywine Holdings in Delaware Superior Court and Delaware Court of Chancery for, among other things, judgment on the note (the “Note Complaint”) and foreclosure on the property. In a contemporaneously filed action in Delaware Superior Court (the “Guaranty Complaint”), the Successor Lender initiated a lawsuit against the Operating Partnership as guarantor of certain guaranteed obligations of Brandywine Holdings set forth in a non-recourse carve-out guaranty executed by the Operating Partnership. The Guaranty Complaint alleges that the Operating Partnership is liable for the original principal, accrued interest, default interest, late charges, as well as fees, costs and protective advances, under the Brandywine Loan, which the Successor Lender alleges totaled approximately $33.0 million as of November 9, 2017 (exclusive of accruing interest, default interest, late charges, and fees and costs). In August 2019, the Delaware Superior Court heard arguments on the parties’ cross-motions for summary judgment regarding both the Guaranty Complaint and the Note Complaint. On February 7, 2020, the Delaware Superior Court granted in part the Successor Lender’s motion and denied Brandywine Holdings’ and the Operating Partnership’s cross-motion, for summary judgment, finding that each of Brandywine Holdings and the Operating Partnership have recourse liability under the Brandywine Loan and requesting the parties to contact the Court regarding a hearing of any additional outstanding issues. On June 24, 2020, the Successor Lender filed a motion to (i) amend the Note Complaint in order to increase the alleged balance under the Brandywine Loan to $46.8 million as of March 31, 2020, plus default interest of $0.3 million and additional attorneys’ fees of $0.2 million from April 1, 2020 to April 23, 2020, minus suspense funds of $1.5 million and (ii) for entry of judgment in the foregoing amounts. Brandywine Holdings and the Operating Partnership opposed the motion. By Final Order and Judgment, entered July 27, 2020, the Delaware Superior Court, denied the Successor Lender’s motion, and entered judgment against Brandywine Holdings and the Operating Partnership, jointly and severally, in the amount of $33.2 million, plus accruing interest and default interest in the total amount of $8,017 per diem from and after November 10, 2017 through the date of entry of judgment, less $1.3 million in “suspense funds” (consisting of unapplied property collections minus unapplied fees (including attorneys’ fees), costs, and protective advances made on Defendants’ behalf), together with post judgment interest, accruing after the entry of judgment, at the contract rate of interest agreed to by the parties. Brandywine Holdings and the Operating Partnership expect to appeal the Final Order and Judgment.

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

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and an epidemic, pandemic or other public health crisis may decrease customer willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may continue to prevent customers from frequenting, our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases. We own properties across the United States, including in some of the states that have been significantly impacted by the COVID-19 Pandemic, such as New York, New Jersey, Massachusetts, Pennsylvania and California. As of July 31, 2020, approximately 88% (based on ABR) of Core Portfolio and Fund Portfolio retail tenants are open or partially open for business. We cannot presently determine when or how many of our remaining tenants will reopen. As of July 31, 2020, we negotiated concession arrangements or received approximately 86% of Core billed rents and recoveries for the second quarter 2020. As of July 31, 2020, we received approximately 62% of Fund billed rents and recoveries for the second quarter 2020, without regard to negotiated concessions. We have negotiated rent concessions, substantially in the form of deferrals, with select tenants. We currently anticipate the above circumstances to negatively impact our revenues for the third quarter 2020 and potentially for the remainder of the year.

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

The COVID-19 Pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, which began during the first quarter of 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 Pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the year ended December 31, 2019.

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

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Dated: August 7, 2020