Form 10-K
period 2020-12-31
ACADIA REALTY TRUST
filed 2021-02-22
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,362.0 million, based on a price of $12.98 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 12, 2021 was 86,284,143.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Shareholders presently scheduled to be held May 6, 2021 to be filed pursuant to Regulation 14A.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (the “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project”, or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) economic, political and social uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”), including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, including the Company’s tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 Pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of the Company’s retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, (e) the potential adverse impact on returns from development and redevelopment projects, and (f) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the ability and willingness of the Company’s tenants (in particular its major tenants) and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets; (iv) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (v) changes in general economic conditions or economic conditions in the markets in which the Company may, from time to time, compete, and their effect on the Company’s revenues, earnings and funding sources; (vi) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of the London Interbank Offered Rate after 2021; (vii) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due; (viii) the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition; (ix) the Company’s ability to obtain the financial results expected from its development and redevelopment projects; (x) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) uninsured losses; (xiv) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 Pandemic; and (xvi) the loss of key executives.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors set forth under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or change in the events, conditions or circumstances on which such forward-looking statements are based.

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

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2020, the Trust controlled 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units,” respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT.”

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

The Company maintains a share repurchase program which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. We repurchased 1,219,065 and 2,294,235 shares for $22.4 million and $55.1 million, inclusive of fees, during the years ended December 31, 2020 and 2018, respectively. We did not repurchase any shares during the year ended December 31, 2019. As of December 31, 2020, management may repurchase up to approximately $122.6 million of the Company’s outstanding Common Shares under this program. See Note 10 for further details.

We maintain an at-the-market (“ATM”) equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” a portion of the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for other general corporate purposes. During 2019, we issued 5,164,055 Common Shares through our ATM program with gross proceeds of $147.7 million. See Note 10 for further details. No such issuances were made during 2020 or 2018.

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

Core Portfolio

Our Core Portfolio consists primarily of high-quality street retail and urban assets, as well as suburban properties located in high-barrier-to-entry, trade areas.

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

Acquisitions

During 2020, we acquired two consolidated properties in our Core Portfolio for a total of $19.2 million (Note 2) and acquired the noncontrolling interest in a real estate venture as discussed further below.

Dispositions

During 2020, we did not make any significant dispositions in our Core Portfolio.

Structured Financing Investments

During 2020, we provided total financing in the amount of $59.0 million within our Structured Financing segment and converted a note receivable in the amount of $38.7 million to acquire a noncontrolling interest in a real estate venture. As of December 31, 2020, we had $96.8 million of Core Portfolio investments in this program. See Note 3 for a detailed discussion of our Structured Finance Program.

Funds

Acquisitions

During 2020, we did not make any real estate investments within our Fund portfolio. However, Fund IV acquired the venture partner’s interest in two properties (Note 4) for a total of $1.3 million which it subsequently consolidated.

Dispositions

During 2020, Fund IV sold a property and a land parcel for a total of $15.7 million and a property owned within Fund III was reimbursed for certain property improvement cost from a municipality in the amount of $6.3 million (Note 2).

During 2020, Mervyns II liquidated a portion of its Investment in Albertsons (Note 4). Mervyns II recognized realized gains on the sale of or distributions from those shares in addition to the appreciation in the fair value of its remaining shares of Albertsons aggregating $95.6 million, of which the Company’s share was $27.1 million, for the year ended December 31, 2020.

Structured Financing Investments

During 2020, Fund II converted a $33.8 million loan, inclusive of accrued interest, to an incremental investment in real estate (Note 3).

Development and Redevelopment Activities

As part of our investing strategy, we invest in real estate assets that may require significant development. In addition, certain assets may require redevelopment to meet the demand of changing markets. As of December 31, 2020, there were four Fund development projects, and one Core Portfolio development project and four Core Portfolio redevelopment projects. During the year ended December 31, 2020, we placed one consolidated Fund property and a portion of a Fund property into service and placed a portion of one Fund property into development.

Substantially all remaining development and redevelopment costs are discretionary and depending upon the resumption of tenant interest due to aforementioned disruptions related to the COVID-19 Pandemic. See Item 2. Properties—Development Activities and Note 2.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL LAWS

We are subject to federal, state and local laws and regulations, including environmental laws and regulations. We may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with the Americans with Disabilities Act of 1990. For information relating to compliance with the Americans with Disabilities Act, please see “Item 1A. Risk Factors — Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unplanned expenditures that could adversely affect our financial condition, cash flows and results of operations.”

For information relating to environmental laws that may have an impact on our business, please see “Item 1A. Risk Factors — We are exposed to possible liability relating to environmental matters.”

CORPORATE HEADQUARTERS

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100.

HUMAN CAPITAL

We recognize that our ability to achieve the high standards we set for our company can best be accomplished by curating a diverse team of top talent. We are committed to fostering an energized and motivated workforce through programs and benefits that promote employee satisfaction, advancement, equity and inclusion.

As of December 31, 2020, we had 120 employees, of whom 94 were located at our executive office and 26 were located at regional property management offices. During 2020, our total turnover rate was approximately 7%. None of our employees are covered by collective bargaining agreements and management believes that its relationship with employees is good.

Diversity, Equity and Inclusion

Diversity, equity and inclusion (“DE&I”) are fundamental values of our business. We believe that our potential for success is maximized by having a diverse workforce that is reflective of our society and the communities we serve.

As of December 31, 2020, women represent 56% of our employees, 30% of our management-level positions and 25% of our Board, and underrepresented minorities represent 25% of our employees and 21% of our management-level positions.

Our DE&I Program is focused on fostering a professional environment that fully embraces individuals with varied backgrounds, cultures, races, identities, ages, perspectives, beliefs and values.  The four pillars of our DE&I Program are awareness, acknowledgment, acceptance and advancement, and our mission is to raise awareness of systemic inequities and promote initiatives to dismantle any such inequities. Through education and awareness – including compulsory unconscious bias training for all employees – we are working to establish a corporate culture that is characterized by respect and acceptance. We believe that we have an individual and institutional responsibility to observe, promote and protect DE&I principles.

We are committed to providing equal employment opportunities without regard to any actual or perceived characteristic protected by applicable local, state or federal laws, rules or regulations.

Employee Engagement

In 2020, we invited our employees to participate in an external employee satisfaction survey and achieved a 91% response rate. Our overall satisfaction score was 90% and our employee engagement score was 85%.

Training and Development

We believe in investing in talent at all levels within our organization. Whether through property tours that allow employees to learn about the projects they work on, or through access to online learning tutorials, employees are encouraged to take full advantage of professional development opportunities.

Our senior management team focuses on succession planning for senior leadership and business unit lead roles and presents a succession plan to our Board annually.  High potential employees that are identified as possible successors for senior-level roles are provided leadership training; 16 employees participated in our high potential leadership development program in 2020.

We are committed to building our own talent pipeline. Through our summer internship program, we hope to plant the seeds for future growth and innovation. This program offers hands-on experience to students looking to specialize in the retail real estate industry and offers our company a fresh perspective. We attempt to recruit diverse candidates for our internship program through partnerships with external organizations.

Health and Wellness

All employees are eligible to participate in our Wellness Program which advocates and provides resources regarding nutrition, exercise, mental health and workplace ergonomics. We value the importance of personal growth and encourage employees to participate in company events, health initiatives and training courses.

We offer a comprehensive benefits package to all employees.

We adopted a “people first” approach to prioritize the safety and well-being of our employees in response to the COVID-19 pandemic (“COVID-19 Pandemic”). Effective March 20, 2020, we closed our offices and our employees successfully transitioned to working from their homes. Effective June 29, 2020, we have reopened our main office and have put robust protocols in place for protecting our employees against the spread of the COVID-19 virus that include UV sanitation lighting in restrooms, mandatory temperature screening for employees at entrances, and the use of a contact tracing app to comply with government mandates. To support our employees in the transition to remote work, we provided employees with the technology and training required to work from home and implemented video conferencing to maintain lines of communication across the organization. Further, we enhanced our benefit offerings by implementing an assistance program for employees and their families that includes, among other features, short-term counseling and limited legal and financial services at no cost to our employees or their families. We also provided employees with additional information on available resources to support mental health and emotional well-being and implemented wellness initiatives such as virtual meditation and yoga.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

Achievements and Initiatives

We believe that responsible environmental, social and community stewardship and responsible corporate governance are an essential part of our mission to build a successful business and create long-term value for our company and our stakeholders. We have established both ESG and human rights policies. We have a multi-disciplinary ESG Committee, including several senior executives, steering our ESG Program, which is overseen by our Nominating and Corporate Governance Committee. Below are some highlights of our commitment to ESG principles.

Environmental Sustainability

We are committed to understanding the environmental impact of our operations and promoting environmental sustainability while maintaining high standards for our company and our stakeholders. We have undertaken numerous green initiatives, including the following:

•

LED Lighting and Smart Lighting Controls. Our energy reduction program includes replacing incandescent or fluorescent lighting within the parking lot and common areas of our properties with high efficiency LED lighting where possible. By utilizing lighting that is up to 80% more efficient than traditional lighting we can lower our electricity consumption, thereby reducing our harmful environmental impact while lowering operating costs for our tenants, improving our financial performance and enhancing the overall experience for our customers. The use of higher efficiency lighting also allows for fewer maintenance visits to the properties and reduced waste through the use of fewer bulbs. Our goal is to complete LED lighting conversions at substantially all of our existing assets with parking lot lighting by the end of 2022 and to upgrade newly purchased assets to LED lighting as applicable shortly after acquisition. Our shopping centers also utilize lighting technology such as smart lighting controls for parking lots, common areas, walkways, signage, and facades, which provides significant energy savings. Smart controls incorporate cutting edge technology to ensure that lights are turned on only when necessary.

•

Water Conservation. We recognize the importance of reducing water consumption to mitigate burdens on the water supply and municipal wastewater systems, as well as to reduce the costs of operating our properties. Our water management program focuses on monitoring and reducing common area water consumption, while encouraging best water management practices by our tenants. We leverage technology to track, visualize and analyze our water consumption to identify and decrease excessive use. A majority of our properties benefit from the use of a landscape design focused on drought-resistant plantings that save water. For locations with irrigation, we aim to use smart irrigation systems and utilize apps to remotely control the systems with features like rain sensors and real-time controls. Through the use of submeters at our properties, we provide over 300 of our tenants with visibility into their water consumption and financial incentive to decrease such consumption, thereby guiding our tenants towards sustainable practices and operational cost savings.

•

Sustainable Roofs. We are implementing sustainable roofs where practicable throughout our portfolio to save energy, improve occupant comfort, and reduce heat-island effects. Many of our properties have green/living roofs or white roofs which reflect sunlight and absorb less heat than standard black roofs. We are also exploring the installation of solar projects at select locations within our portfolio which would promote renewable energy while providing our properties with an additional income stream from the solar project leases.

•

Sustainable Transportation. We recognize the shift in personal vehicle transportation towards electric vehicles (“EVs”) and its positive impact on reducing greenhouse gas emissions. We have implemented a gradual integration of EV charging stations within our portfolio, and intend to double the installation of EV charging stations every three years through 2029 beginning in 2020. We expect EV charging stations to be an important amenity for our tenants and their employees and customers in the years to come. Our properties are easily accessible and many are bike-friendly within close proximity to public transportation, which presents tenants, employees, and customers with the option to reduce air pollution and greenhouse gas emissions when traveling to our centers.

•

EarthCam Installation. Our property management department utilizes EarthCam cameras installed at nearly 50 properties to oversee our assets with greater efficiency. These cameras allow us to remotely monitor such properties while still allowing for quick response time. This has helped further reduce our carbon footprint by removing thousands of miles in unnecessary travel to and from our properties.

•

Climate Change. We are aware of the risk climate change presents to real estate investments generally and of the importance of developing a resilient portfolio in this regard. As of December 31, 2020, fewer than 5% of our properties were at increased flood risk or wind risk due to coastal zone proximity, and we have taken steps to mitigate the associated risks at those properties, including through increased insurance and physical measures such as waterproofing systems. We are continuing to expand our perspective, understanding and response to extreme weather events and the effects of climate change on our portfolio.

•

Corporate Office Initiatives. Our environmental initiatives extend to our corporate offices. We actively encourage departments to sign up for electronic/paperless billing whenever available, requesting vendors to send contracts and invoices electronically and we have implemented an electronic communication system for tenants, significantly reducing monthly and annual mailings. As a result of sustainability efforts made at our corporate headquarters, we have been certified as a green business by the Green Business Partnership and were awarded the Outstanding Achievement in Land Use during 2019.

Social

DE&I are fundamental values of our business. For additional details regarding our DE&I Program, as well as employee engagement, employee training and development, and employee health and wellness initiatives, see the “Human Capital” section of this Item 1.

Employee volunteerism and philanthropy program are key areas of focus for our company. We engage with local charitable and volunteer organizations to connect with those in need and provide support. We also encourage our employees to participate in company-sponsored events and to give back through time, effort, or monetary donations.

We value the importance of community engagement through the facilitation of events at our properties. We engage in partnerships with local communities and non-profit organizations to host community events and fundraisers throughout our portfolio.

The health and well-being of our tenants and their employees and customers are important to us. Our property operations professionals conduct regular inspections, repairs and improvements to maintain safe and secure shopping centers and enhance the retail experience.

Recognizing the impact of the COVID-19 pandemic on our communities, we engaged in various philanthropic and community-focused activities, including sponsoring meals for frontline workers, donating space at certain of our centers for the collection and distribution of personal protective equipment for healthcare providers, and making a monetary donation to a public hospital in New York City. In addition, we have engaged with our tenants on a regular basis throughout the pandemic to offer assistance such as appropriate modifications to lease agreement terms, where possible, and accommodating requests for tenant outdoor seating and curbside pickup areas. For additional details on the impact of the COVID-19 pandemic on our tenants and our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We strive to respect and promote human rights in accordance with the UN Guiding Principles on Business and Human Rights. We support freedom of association as proclaimed in the Universal Declaration of Human Rights.

Governance

We are dedicated to maintaining a high standard for corporate governance predicated on integrity, ethics, diversity and transparency. All of our board members stand for re-election every year. We seek to maintain a diverse board primarily comprised of independent trustees who represent a mix of varied experience, backgrounds, tenure and skills to ensure a broad range of perspectives is represented. Two of the seven independent trustees are female, earning our company recognition by 50/50 Women on Boards (formerly known as 2020 Women on Boards) for two consecutive years.

Additionally, we regularly monitor developments in the area of corporate governance and seek to enhance our corporate governance structure based upon a review of new developments and recommended best practices, taking into account investor feedback. We believe that sound corporate governance strengthens the accountability of our board and management, and promotes the long-term interests of our shareholders. Governance highlights include: opt-out of the board self-classification provisions of Subtitle 8; no shareholder rights plan; annual election of trustees; majority voting standard for trustees with resignation policy if majority is not achieved; independent and diverse board with a lead independent trustee; regular succession planning; risk oversight by full board and committees; clawback, anti-hedging and anti-pledging policies; annual Say-on-Pay vote; and shareholders’ ability to call a special meeting.

Our Corporate Governance Guidelines and associated policies mandate an elevated level of excellence from our company, the Board and management. Through transparency, alignment of interests, and removal of potential conflicts of interests, we ensure that our decisions and actions advance the interests of our shareholders, employees and other stakeholders.

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

We use, and intend to use, the Investors page of our website as a means of disclosing material nonpublic information and of complying with our disclosure obligations under Regulation FD, including, without limitation, through the posting of investor presentations that may include material nonpublic information. Accordingly, investors should monitor the Investors page, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts.

The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

Our board of trustees (the “Board”), adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy.” Copies of these documents are available in the Investor Information section of our website. We will disclose future amendments to, or waivers from (with respect to our senior executive financial officers), our Code of Ethics in the Investor Information section of our website within four business days following the date of such amendment or waiver.

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

Risk factors pertaining to our Company generally fall within the following broad areas:

•	risks related to our business, properties and tenants;
•	risks related to litigation, environmental matters and government regulation;
•	risks related to our management and structure;
•	risks related to our REIT status; and
•	general risk factors.

RISKS RELATED TO OUR BUSINESS, OUR PROPERTIES AND OUR TENANTS

Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 Pandemic, could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.

Epidemics, pandemics or other public health crises, including the current COVID-19 Pandemic, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, including mandatory business shutdowns, “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and an epidemic, pandemic or other public health crisis may decrease customer willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from frequenting, our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases. Such restrictions may also affect customer behavior longer term by, among others, creating a preference for e-commerce. We own properties across the United States, including in some of the states that have been significantly impacted by the COVID-19 Pandemic, such as New York, New Jersey, Massachusetts, Pennsylvania and California. As of December 31, 2020, approximately 88% and 82% (based on annualized base rent, “ABR”) of Core Portfolio and Fund Portfolio retail tenants, respectively, are open or partially open for business. We cannot presently determine when or how many of our remaining tenants will reopen. As of December 31, 2020, we collected approximately 91% and 82% of Core Portfolio and Fund Portfolio pre-COVID billings (original contract rents without regard to deferral or abatement agreements excluding the impact of any security deposits applied against tenant accounts), respectively, for the fourth quarter 2020. We have negotiated rent concessions, substantially in the form of deferrals, with select tenants. We currently anticipate the above circumstances to negatively impact our revenues potentially for the remainder of 2021.

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

•	temporary or permanent migration out of major cities by customers, including cities where our properties are located, which may have a negative impact on our tenants’ businesses;
•	anticipated returns from development and redevelopment projects, which have been temporarily suspended;
•	to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices,
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

•

our ability to obtain additional indebtedness or pay down, refinance, restructure or extend our indebtedness as it becomes due, and the negative impact of reductions in rent on financial covenants related to corporate and/or property-level debt; and

•

potential reduction in our operating effectiveness as employees work remotely or if key personnel become unavailable due to illness or other personal circumstances related to COVID-19, as well as increased cybersecurity risks relating to the use of remote technology.

The COVID-19 Pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, which began during the first quarter of 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 Pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described herein.

There are risks relating to investments in real estate that could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and make distributions to our shareholders.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of 20 key tenants which occupy space at more than one property and collectively account for approximately 24.4% of our consolidated revenue. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See “Item 2. Properties—Major Tenants” in this Report for quantified information with respect to the percentage of our minimum rents received from major tenants.

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

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited, which could adversely affect our financial condition, cash flows, and ability to satisfy our debt service obligations and to make distributions to our shareholders. In addition, the Code contains restrictions on a REITs ability to dispose of properties that are not applicable to other types of real estate companies. Our Board may establish investment criteria or limitations as it deems appropriate, but it currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. As discussed under the heading “Our Board may change our investment policy without shareholder approval” below, we could change our investment, disposition and financing policies and objectives without a vote of our shareholders, but such change may be delayed or more difficult to implement due to the illiquidity of real estate.

We could be adversely affected by conditions in the markets where our properties are geographically concentrated.

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 34.2% and 8.2% of the annual base rents within our Core Portfolio, respectively, and 16.3% and 6.8% of annual base rents within our Funds, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, occur in these areas.

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

RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS

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

Although we have historically used moderate levels of leverage, we have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2020, our outstanding indebtedness was $1,770.1 million, of which $626.9 million was variable rate indebtedness.

None of our Declaration of Trust, our bylaws or any policy statement formally adopted by our Board limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased debt service requirements and a higher risk of default on our debt obligations. This in turn, could adversely affect our financial condition, cash flows and ability to make distributions to our shareholders.

Although approximately 64.6% of our outstanding debt has fixed or effectively fixed interest rates, we also borrow funds at variable interest rates. Variable rate debt exposes us to changes in interest rates, which could cause our borrowing costs to rise and may limit our ability to refinance debt. Interest expense on our variable rate debt as of December 31, 2020 would increase by approximately $6.3 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms. We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

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

If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation changes, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.

The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the Company.

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

RISKS RELATED TO LITIGATION, ENVIRONMENTAL MATTERS AND GOVERNMENTAL REGULATION

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

RISKS RELATED TO OUR MANAGEMENT AND STRUCTURE

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

We have pursued and may pursue growth opportunities, some of which have been, and in the future may be, in locations in which we have not historically invested. This expansion places significant demands on our operational, administrative and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on our resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business. In addition, the acquired properties may fail to operate at expected levels due to the numerous factors that may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage the newly acquired properties.

Our Board may change our investment policy or objectives without shareholder approval.

Our Board may determine to change our investment and financing policies or objectives, our growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies. Our Board may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. Although our Board has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, the results of decisions made by our Board as implemented by management may or may not serve the interests of all of our shareholders and could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders.

Concentration of ownership by certain investors.

As of December 31, 2020, four institutional shareholders own 5% or more individually, and 43.8% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT (due to certain “look-through provisions”), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

Restrictions on a potential change of control could prevent changes that would be beneficial to our shareholders.

Our Board is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares of beneficial interest without shareholder approval. We have not established any series of preferred shares other than the Series A and Series C Preferred OP Units in the Operating Partnership. However, the establishment and issuance of a class or series of preferred shares could make a change of control of us that could be in the best interests of the shareholders more difficult. In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements with certain of our executives, which provide that, upon the occurrence of a change in control of us and either the termination of their employment without cause (as defined) or their resignation for good reason (as defined), such executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years' average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in the best interests of our shareholders generally.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of our Company.

Under the provisions of the Maryland General Corporation Law (the “MGCL”) applicable to REITs, certain business combinations, including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns 10% or more of the voting power of the REIT's outstanding voting shares or an affiliate or an associate, as defined in the MGCL, of the REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the REIT (an “interested shareholder”) or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the Board of the REIT and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the REIT and (ii) two-thirds of the votes entitled to be cast by holders of voting shares of the REIT other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the REIT's common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of trustees of the REIT before the interested shareholder becomes an interested shareholder, and a person is not an interested shareholder if the board of trustees approved in advance the transaction by which the person otherwise would have become an interested shareholder. In approving a transaction, our Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board. We have not elected to opt out of the business combination statute.

The MGCL also provides that holders of “control shares” of a Maryland REIT (defined as voting shares that, when aggregated with all other shares owned by the acquirer or in respect of which the acquirer is entitled to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the affirmative vote of holders of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are also trustees of the REIT. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares of beneficial interest. Our Bylaws can be amended by our Board by majority vote, and there can be no assurance that this provision will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or Bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our Company that might involve a premium to the market price of our Common Shares or otherwise be in the best interests of our shareholders. We are subject to some of these provisions (for example, a two-thirds vote requirement for removing a trustee) by provisions of our Declaration of Trust and Bylaws unrelated to Subtitle 8. However, pursuant to the Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on November 9, 2017, which are referenced in Part IV Item 15 hereto, the Board approved a resolution to opt out of Section 3-803 of Subtitle 8 of Title 3 of the MGCL that allows the Board, without shareholder approval, to elect to classify into three classes with staggered three-year terms. The Articles Supplementary prohibit the Company, without the affirmative vote of a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees, from classifying the Board under Subtitle 8.

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

Our joint venture investments carry additional risks not present in our direct investments

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

Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. Federal income tax purposes, or as a result of our inability to currently deduct certain expenditures that we must currently pay, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, any business interest expense that is disallowed under Section 163 (j) of the Code (unless we elect to be an “electing real property trade or business”), and the creation of reserves or required amortization payments. If we do not have other funds available in these situations, we may need to borrow funds on a short-term basis or sell assets, even if the then- prevailing market conditions are not favorable for these borrowings or sales, in order to satisfy our REIT distribution requirements. Such actions could adversely affect our cash flow and results of operations.

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

GENERAL RISK FACTORS

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

As of December 31, 2020, there are 126 operating properties in our Core Portfolio totaling approximately 5.6 million square feet of gross leasable area (“GLA”) excluding four properties under redevelopment and one property in development. The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 1,000 to 800,000 square feet and as of December 31, 2020, were in total, excluding the properties that were pre-stabilized or under redevelopment, 89.0% occupied.

As of December 31, 2020, we owned and operated 52 properties totaling approximately 7.3 million square feet of GLA in our Funds, excluding four properties under development. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 17 states and the District of Columbia and, as of December 31, 2020, were in total, excluding the properties under development, 85.1% occupied.

Within our Core Portfolio and Funds, we had approximately 1,100 retail leases as of December 31, 2020. A significant portion of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. An insignificant portion of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents and expense reimbursements accounted for substantially all of our total revenues for the year ended December 31, 2020.

Six of our Core Portfolio properties and three of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all of these locations.

No individual property or tenant contributed in excess of 10% of our total revenues for the years ended December 31, 2020, 2019 or 2018. See Note 7 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our Core properties at December 31, 2020:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
STREET AND URBAN RETAIL
Chicago Metro
664 N. Michigan Avenue	Tommy Bahama, Ann Taylor Loft	2013	100.0%	18,141	100.0%	100.0%	$3,558,848	$196.18
840 N. Michigan Avenue	H & M, Verizon Wireless	2014	88.4%	87,135	100.0%	100.0%	8,381,048	96.18
Rush and Walton Streets Collection (6 properties)	Lululemon, BHLDN, Reformation, Sprinkles	2011 2012	100.0%	40,384	81.0%	81.0%	5,674,095	173.43
651-671 West Diversey	Trader Joe's, Urban Outfitters	2011	100.0%	46,259	100.0%	100.0%	2,051,814	44.35
Clark Street and W. Diversey Collection (4 properties)	Starbucks	2011 2012	100.0%	53,309	53.2%	53.2%	1,214,057	42.79
Halsted and Armitage Collection (13 properties)	Serena and Lily, Bonobos, Allbirds Warby Parker, Marine Layer, Kiehl's	2011 2012 2019 2020	100.0%	52,804	100.0%	100.0%	2,467,088	46.72
North Lincoln Park Chicago Collection (6 properties)	Champion, Carhartt	2011 2014	100.0%	49,921	46.8%	46.8%	870,271	37.24
State and Washington	Nordstrom Rack, Uniqlo	2016	100.0%	78,771	100.0%	100.0%	3,327,875	42.25
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,430,000	52.22
North and Kingsbury	Old Navy	2016	100.0%	41,700	69.0%	69.0%	1,145,821	39.81
Concord and Milwaukee	—	2016	100.0%	13,105	100.0%	100.0%	430,235	32.83
California and Armitage	—	2016	100.0%	18,275	70.6%	70.6%	668,622	51.86
Roosevelt Galleria	Petco, Vitamin Shoppe	2015	100.0%	37,995	47.7%	47.7%	608,958	33.59
Sullivan Center	Target, DSW	2016	100.0%	176,181	95.4%	95.4%	6,355,644	37.83
				741,365	85.8%	87.1%	$38,184,376	$60.05
New York Metro
Soho Collection (11 properties)	Paper Source, Faherty, ALC Stone Island, Taft, Frame, Theory	2011 2014 2019 2020	100.0%	36,769	90.8%	90.8%	8,982,663	268.99
5-7 East 17th Street	—	2008	100.0%	11,467	0.0%	0.0%	—	—
200 West 54th Street	—	2007	100.0%	5,777	48.0%	48.0%	1,188,283	428.36
61 Main Street	—	2014	100.0%	3,470	100.0%	100.0%	—	—
181 Main Street	TD Bank	2012	100.0%	11,350	67.0%	67.0%	800,000	105.26
4401 White Plains Road	Walgreens	2011	100.0%	12,964	100.0%	100.0%	625,000	48.21
Bartow Avenue	—	2005	100.0%	14,590	80.0%	80.0%	364,560	31.22
239 Greenwich Avenue	Betteridge Jewelers	1998	75.0%	16,553	100.0%	100.0%	1,690,359	102.12
252-256 Greenwich Avenue	Madewell, Blue Mercury	2014	100.0%	7,986	100.0%	100.0%	950,500	119.02
2914 Third Avenue	Planet Fitness	2006	100.0%	40,320	74.4%	74.4%	768,172	25.60
868 Broadway	Dr. Martens	2013	100.0%	2,031	100.0%	100.0%	814,426	401.00
313-315 Bowery (b)	John Varvatos, Patagonia	2013	100.0%	6,600	100.0%	100.0%	479,160	72.60
120 West Broadway	HSBC Bank	2013	100.0%	13,838	79.8%	79.8%	2,006,561	181.78
2520 Flatbush Avenue	Bob's Disc. Furniture, Capital One	2014	100.0%	29,114	100.0%	100.0%	1,169,540	40.17

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
991 Madison Avenue	Vera Wang, Gabriella Hearst	2016	100.0%	7,513	91.1%	91.1%	2,834,853	414.01
Shops at Grand	Stop & Shop (Ahold)	2014	100.0%	99,685	100.0%	100.0%	3,341,645	33.52
Gotham Plaza	Bank of America, Footlocker	2016	49.0%	25,927	50.2%	58.3%	856,195	65.85
				345,954	85.2%	85.8%	26,871,917	91.17
San Francisco Metro
555 9th Street	Bed, Bath & Beyond, Nordstrom Rack	2016	100.0%	148,832	100.0%	100.0%	6,293,465	42.29
				148,832	100.0%	100.0%	6,293,465	42.29
Los Angeles Metro
Melrose Place Collection	The Row, Chloe, Oscar de la Renta	2019	100.0%	14,000	100.0%	100.0%	2,455,933	175.42
				14,000	100.0%	100.0%	2,455,933	175.42
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	TD Bank	2012	100.0%	20,669	65.0%	65.0%	874,531	65.12
Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667	89.1%	93.4%	1,617,822	31.48
M Street and Wisconsin Corridor (26 Properties) (c)	Lululemon, Rent the Runway,CB2, The Reformation	2011 2016 2019	25.2%	244,259	74.5%	74.5%	13,195,611	72.55
				322,595	76.5%	77.2%	15,687,964	63.59
Boston Metro
330-340 River Street	Whole Foods	2012	100.0%	54,226	100.0%	100.0%	1,243,517	22.93
165 Newbury Street	Starbucks	2016	100.0%	1,050	100.0%	100.0%	286,051	272.43
				55,276	100.0%	100.0%	1,529,568	27.67

Total Street and Urban Retail				1,628,022	85.7%	86.6%	$91,023,223	$65.23

Acadia Share Total Street and Urban Retail				1,414,229	87.4%	88.3%	$79,643,219	$64.46

SUBURBAN PROPERTIES
New Jersey
Marketplace of Absecon	Walgreens, Dollar Tree	1998	100.0%	104,556	86.2%	86.2%	1,346,391	14.94
60 Orange Street (d)	Home Depot	2012	98.0%	101,715	100.0%	100.0%	730,000	7.18

New York
Village Commons Shopping Center	—	1998	100.0%	87,128	96.1%	96.1%	2,791,713	33.33
Branch Plaza	LA Fitness, The Fresh Market	1998	100.0%	123,345	94.2%	98.8%	3,252,007	27.99
Amboy Center	Stop & Shop (Ahold)	2005	100.0%	63,290	86.1%	86.1%	1,842,043	33.82
LA Fitness	LA Fitness	2007	100.0%	55,000	100.0%	100.0%	1,485,287	27.01
Crossroads Shopping Center	HomeGoods,Pet- Smart, Kmart	1998	49.0%	311,904	77.4%	86.5%	5,816,454	24.09

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	255,673	91.6%	95.1%	1,911,563	8.16
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363	100.0%	100.0%	1,815,000	18.84
Bedford Green	Shop Rite, CVS	2014	100.0%	90,589	78.2%	78.2%	2,311,305	32.63

Connecticut
Town Line Plaza (e)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,089	100.0%	100.0%	1,876,846	17.25

Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021	100.0%	100.0%	1,406,392	10.82
Crescent Plaza	Home Depot, Shaw's (Supervalu)	1993	100.0%	218,148	96.0%	96.0%	1,958,088	9.35
201 Needham Street	Michael's	2014	100.0%	20,409	100.0%	100.0%	646,965	31.70
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505	100.0%	100.0%	1,490,575	36.80

Vermont
The Gateway Shopping Center	Shaw's (Supervalu)	1999	100.0%	101,474	100.0%	100.0%	2,212,261	21.80

Illinois
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	98,962	96.2%	97.8%	1,157,620	12.16

Indiana
Merrillville Plaza	Jo-Ann Fabrics, TJ Maxx	1998	100.0%	236,002	51.0%	55.4%	1,865,110	15.49

Michigan
Bloomfield Town Square	Best Buy, HomeGoods, TJ Maxx	1998	100.0%	235,022	89.8%	89.8%	3,546,933	16.80

Delaware
Town Center and Other (2 properties)	Lowes, Bed Bath & Beyond, Target	2003	100.0%	800,018	91.3%	91.3%	12,725,291	17.43
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	97.4%	97.4%	3,102,866	31.22
Naamans Road	—	2006	100.0%	19,850	30.1%	30.1%	433,785	72.60

Pennsylvania
Mark Plaza	Kmart	1993	100.0%	106,856	100.0%	100.0%	244,279	2.29
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	894,880	5.73
Chestnut Hill	—	2006	100.0%	37,646	86.3%	86.3%	813,942	25.05
Abington Towne Center (f)	Target, TJ Maxx	1998	100.0%	216,871	100.0%	100.0%	1,234,473	20.83

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Total Suburban Properties				4,015,762	90.3%	91.7%	$58,912,069	$17.35

Acadia Share Total Suburban Properties				3,854,657	90.8%	91.9%	$55,931,077	$17.10

Total Core Properties				5,643,784	89.0%	90.2%	$149,935,292	$31.27

Acadia Share Total Core Properties				5,272,454	89.9%	90.9%	$135,574,296	$30.05

(a)

Excludes properties under development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than “leased occupancy,” but for which rent payment has not yet commenced. Residential and office GLA are excluded.

(b)	Represents the annual base rent paid to Acadia pursuant to a master lessee and does not reflect the rent paid by the retail tenants at the property.
(c)	Excludes 94,000 square feet of office GLA.
(d)	Sold in 2021
(e)	Anchor GLA includes a 97,300 square foot Wal-Mart store which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
(f)	Anchor GLA includes a 157,616 square foot Target store which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Fund properties at December 31, 2020:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Fund II Portfolio Detail
New York
City Point - Phase I and II	Target, Alamo Drafthouse	2007	26.7%	469,518	42.5%	65.2%	$5,377,929	$26.95
Total - Fund II				469,518	42.5%	65.2%	$5,377,929	$26.95

Fund III Portfolio Detail
New York
654 Broadway	─	2011	24.5%	2,896	100.0%	100.0%	$455,000	$157.11
640 Broadway	Swatch	2012	15.5%	4,637	100.0%	100.0%	1,154,857	249.05
Cortlandt Crossing	ShopRite, HomeSense	2012	24.5%	127,849	81.1%	81.1%	2,902,195	27.97
Total - Fund III				135,382	82.2%	82.2%	$4,512,052	$40.55

Fund IV Portfolio Detail
New York
801 Madison Avenue	─	2015	23.1%	2,522	—%	—%	$—	$—
210 Bowery	─	2012	23.1%	2,538	—%	—%	—	—
27 East 61st Street	─	2014	23.1%	4,177	—%	—%	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	100.0%	100.0%	2,026,754	240.36
1035 Third Avenue (b)	─	2015	23.1%	7,634	58.5%	80.4%	1,052,474	235.51
New Jersey
Paramus Plaza	Ashley Furniture, Marshalls	2013	11.6%	153,494	59.3%	100.0%	2,104,536	23.13
Massachusetts
Restaurants at Fort Point	─	2016	23.1%	15,711	100.0%	100.0%	1,009,945	64.28
Maine
Airport Mall	Hannaford, Marshalls	2016	23.1%	222,100	86.6%	86.6%	1,277,283	6.64
Wells Plaza	Reny's, Dollar Tree	2016	23.1%	90,434	98.3%	98.3%	742,942	8.35
Shaw's Plaza (Waterville)	Shaw's	2016	23.1%	119,015	96.6%	96.6%	1,316,813	11.45
Shaw's Plaza (Windham)	Shaw's	2017	23.1%	124,171	86.5%	86.5%	951,866	8.87
Pennsylvania
Dauphin Plaza	Price Rite, Ashley Furniture	2016	23.1%	206,206	91.9%	91.9%	1,893,815	10.00
Mayfair Shopping Center	Planet Fitness, Dollar Tree	2016	23.1%	115,411	96.3%	96.3%	1,908,927	17.17
Rhode Island
650 Bald Hill Road	Dick's Sporting Goods, Burlington Coat Factory	2015	20.8%	160,448	85.4%	85.4%	2,025,172	14.79
Virginia
Promenade at Manassas	Home Depot	2013	22.8%	280,760	98.6%	98.6%	3,630,599	13.11
Delaware
Eden Square	Giant Food, LA Fitness	2014	22.8%	229,840	89.7%	89.7%	3,096,115	15.02
Illinois
Lincoln Place	Kohl's, Marshall's, Ross	2017	23.1%	272,060	95.6%	95.6%	3,059,780	11.77
Georgia
Broughton Street Portfolio (13 properties)	H&M, Lululemon, Michael Kors, Starbucks	2014	23.1%	96,341	82.1%	82.1%	2,991,993	37.84
North Carolina
Wake Forest Crossing	Lowe's, TJ Maxx	2016	23.1%	202,880	95.6%	95.6%	2,941,626	15.16
California
146 Geary Street	─	2015	23.1%	11,436	—%	—%	—	—

Union and Fillmore Collection (3 properties)	Eileen Fisher, L'Occitane, Bonobos	2015	20.8%	7,148	100.0%	100.0%	735,902	102.95
Total - Fund IV				2,332,758	89.3%	92.1%	$32,766,542	$15.72

Fund V Portfolio Detail
New Mexico
Plaza Santa Fe	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,223	97.5%	98.1%	$3,886,164	$17.77
Michigan
New Towne Plaza	Kohl's, Jo-Ann's, DSW	2017	20.1%	193,446	93.0%	97.6%	2,146,260	11.92
Fairlane Green	TJ Maxx, Michaels, Bed Bath & Beyond	2017	20.1%	252,904	90.9%	93.7%	4,832,967	21.03
Maryland

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Frederick County (2 properties)	Kohl's, Best Buy, Ross Dress for Less	2019	18.1%	524,156	71.2%	78.4%	5,574,534	14.93
Connecticut
Tri-City Plaza	TJ Maxx, HomeGoods	2019	18.1%	302,888	89.7%	89.7%	3,923,263	14.44
Virginia
Landstown Commons	Best Buy, Bed Bath & Beyond, Ross Dress for Less	2019	20.1%	404,808	90.2%	90.9%	7,628,581	20.90
Florida
Palm Coast Landing	TJ Maxx, PetSmart, Ross Dress for Less	2019	20.1%	171,324	91.6%	94.5%	3,173,477	20.22
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's	2017	20.1%	380,565	85.7%	85.7%	3,753,287	11.51
Rhode Island
Lincoln Commons	Stop and Shop, Marshalls, HomeGoods	2019	20.1%	455,441	84.5%	85.6%	5,096,369	13.25
Alabama
Trussville Promenade	Wal-Mart, Regal Cinemas	2018	20.1%	463,681	94.7%	95.1%	4,485,983	10.21
Georgia
Hiram Pavilion	Kohl's, HomeGoods	2018	20.1%	362,675	97.2%	97.8%	4,190,542	11.89
California
Elk Grove Commons	Kohl's, HomeGoods	2018	20.1%	220,726	83.6%	86.2%	4,179,967	22.65
Utah
Family Center at Riverdale	Target, Sportman's Warehouse	2019	18.0%	427,696	83.1%	86.0%	3,658,747	10.30

Total - Fund V				4,384,533	87.5%	89.6%	$56,530,141	$14.73

TOTAL FUND PROPERTIES				7,322,191	85.1%	88.7%	99,186,664	$15.91
Acadia Share of Total Fund Properties				1,529,710	84.8%	88.3%	$20,776,556	$16.01

(a)

Excludes properties under development, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than “leased occupancy,” but for which rent payment has not yet commenced. Residential and office GLA are excluded.

(b)	Property also includes 12,371 square feet of 2nd floor office space and a 29,760 square-foot parking garage (131 spaces).

Major Tenants

No individual retail tenant accounted for more than 5.5% of total Core and Fund base rents for the year ended December 31, 2020, or occupied more than 7.3% of total Core and Fund leased GLA as of December 31, 2020. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2020. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties including the Funds (GLA and Annualized Base Rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio (a)	Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	5	495	$8,554	7.3%	5.5%
H&M	2	60	5,138	0.9%	3.3%
Walgreens (b)	7	98	4,086	1.4%	2.6%
Bed, Bath, and Beyond (c)	5	184	4,103	2.7%	2.6%
TJX Companies (d)	27	335	3,861	4.9%	2.5%
Royal Ahold (e)	6	194	3,794	2.9%	2.4%
Nordstrom, Inc.	2	89	3,515	1.3%	2.2%
Trader Joe's	5	48	2,720	0.7%	1.7%
LA Fitness International LLC	3	108	2,680	1.6%	1.7%
Kohls	7	203	2,605	3.0%	1.7%
Verizon	7	28	2,604	0.4%	1.7%
Gap(f)	9	66	2,506	1.0%	1.6%
Lululemon	5	9	2,499	0.1%	1.6%
Fast Retailing (g)	2	32	2,269	0.5%	1.5%
Albertsons Companies(h)	4	154	2,266	2.3%	1.4%
Home Depot	4	337	2,193	5.0%	1.4%
Dick's Sporting Goods, Inc	4	121	1,846	1.8%	1.2%
Bob's Discount Furniture	2	69	1,843	1.0%	1.2%
Ulta Salon Cosmetic & Fragrance	10	43	1,780	0.6%	1.1%
Michael's	7	66	1,611	1.0%	1.0%
Total	123	2,739	62,473	40.3%	40.0%

(a)	Does not include tenants that operate at only one Acadia location
(b)	Walgreens (5 locations), Rite Aid (2 locations)
(c)	Bed Bath and Beyond (4 locations), Christmas Tree Shops (1 location)
(d)	TJ Maxx (11 locations), Marshalls (8 locations), HomeGoods (6 locations), HomeSense (2 locations)
(e)	Stop and Shop (4 locations), Giant (1 location), Hannaford (1 location)
(f)	Old Navy (7 locations), Banana Republic (1 location), Gap (1 location)
(g)	Uniqlo (1 location), Theory (1 location)
(h)	Shaw’s (4 locations)

Lease Expirations

The following tables show scheduled lease expirations on a pro rata basis for retail tenants in place as of December 31, 2020, assuming that none of the tenants exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	7	$367	0.3%	15	0.3%
2021	47	8,579	6.3%	333	7.4%
2022	55	13,974	10.3%	359	8.0%
2023	64	23,394	17.3%	662	14.8%
2024	53	15,467	11.4%	615	13.7%
2025	62	19,364	14.3%	548	12.2%
2026	53	14,259	10.5%	514	11.5%
2027	23	5,260	3.9%	157	3.5%
2028	37	14,860	11.0%	678	15.1%
2029	28	7,845	5.8%	256	5.7%
2030	17	3,298	2.4%	79	1.8%
Thereafter	22	8,907	6.5%	270	6.0%
Total	468	$135,574	100.0%	4,486	100.0%

Funds

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	19	$175	0.8%	9	0.7%
2021	68	1,691	8.1%	114	8.8%
2022	79	2,076	10.0%	132	10.1%
2023	72	1,827	8.8%	116	9.0%
2024	69	2,022	9.7%	140	10.8%
2025	83	3,284	15.8%	226	17.4%
2026	53	1,458	7.0%	66	5.1%
2027	24	757	3.6%	69	5.2%
2028	31	1,507	7.3%	70	5.4%
2029	33	1,711	8.2%	102	7.9%
2030	32	1,050	5.1%	69	5.3%
Thereafter	31	3,219	15.6%	185	14.3%
Total	594	$20,777	100.0%	1,298	100.0%

(a)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.
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

Geographic Concentrations

The following table summarizes our operating retail properties by region, excluding redevelopment properties, as of December 31, 2020. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a,c)	% Occupied (b)	Annualized Base Rent (b, c)	Annualized Base Rent per Occupied Square Foot (c)	GLA	Annualized Base Rent
Core Portfolio:
New York Metro (d)	1,457	89.4%	$46,333	$35.56	27.6%	34.2%
Chicago Metro	731	85.6%	37,212	59.47	13.9%	27.4%
Mid-Atlantic	1,439	93.6%	19,450	16.20	27.3%	14.3%
New England	772	98.9%	11,121	16.67	14.6%	8.2%
Midwest	570	74.9%	6,570	15.40	10.8%	4.8%
San Francisco Metro	149	100.0%	6,293	42.29	2.8%	4.6%
Washington D.C. Metro	140	79.5%	6,139	55.21	2.7%	4.5%
Los Angeles Metro	14	100.0%	2,456	175.42	0.3%	2.0%
Total Core Operating Properties	5,272	89.9%	$135,574	$30.05	100.0%	100.0%

Fund Portfolio:
Southeast	428	91.9%	$6,040	$15.38	28.0%	29.1%
Northeast	481	85.7%	5,267	12.79	31.4%	25.4%
New York Metro (d)	182	51.5%	3,393	36.23	11.9%	16.3%
Mid-Atlantic	116	94.6%	1,534	13.92	7.6%	7.4%
West	121	83.3%	1,499	14.84	7.9%	7.2%
Midwest	90	91.8%	1,403	17.03	5.9%	6.8%
Southwest	45	97.5%	781	17.77	2.9%	3.8%
Chicago Metro	63	95.6%	707	11.77	4.1%	3.4%
San Francisco Metro	4	36.0%	153	102.95	0.3%	0.6%
Total Fund Operating Properties	1,530	84.8%	$20,777	$16.01	100.0%	100.0%

(a)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
(b)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2020.
(c)	The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region.

(d)   New York Metro includes the tri-state and surrounding states.

Development and Redevelopment Activities

As part of our strategy, we invest in retail real estate assets that may require significant development. As of December 31, 2020, we had the following development or redevelopment projects in various stages of the development process:

								Acquisition and Development Costs (a)
Property	Ownership (a)	Location	Estimated Stabilization	Estimated Square Feet Upon Completion	Occupied /Leased Rate	Key Tenants	Description	Incurred (b)	Estimated Future Range			Estimated Total Range
Development:
CORE
1238 Wisconsin	80.0%	Washington DC	2023	29,000	—%	TBD	Redevelopment/addition to existing building with ground level retail, upper floor office and residential units upon completion. Discretionary spend upon securing tenant(s)	$3.6	$26.8	to	$28.0	$30.4	to	$31.6
FUND II
City Point Phase III (c)	94.2%	Brooklyn, NY	2021	72,000	0%/88%	BASIS Independent Schools	Discretionary spend upon securing tenant(s) for lease up	47.0	19.0	to	22.0	66.0	to	69.0
FUND III
Broad Hollow Commons	100.0%	Farmingdale, NY	TBD	TBD	—%	TBD	Discretionary spend upon securing necessary approvals and tenant(s) for lease up	23.1	26.9	to	36.9	50.0	to	60.0
FUND IV
110 University Place	100.0%	New York, NY	2022	14,000	—%	TBD	Discretionary spend upon securing tenant(s) for lease up. Excludes Parking Garage.	14.0	6.6	to	11.0	20.6	to	25.0
717 N. Michigan Avenue	100.0%	Chicago, IL	2025	62,000	30%/30%	Disney Store	Discretionary spend upon securing tenant(s) for lease up	116.4	12.0	to	19.5	128.4	to	135.9
								$204.1	$91.3		$117.4	$295.4		$321.5
Major Redevelopment:
CORE
City Center	100.0%	San Francisco, CA	2021	241,000	65%/98%	Target, Whole Foods, PetSmart	Ground up development of pad sites and street level retail and re-tenanting/redevelopment for Whole Foods	$196.9	$7.0	to	$10.0	$203.9	to	$206.9
Elmwood Park	100.0%	Elmwood Park, NJ	2022	144,000	51%/78%	Lidl	Re-tenanting and split of former 48,000 square foot Acme with 28,000 square foot Lidl and 20,000 square feet of remaining for discretionary spend; façade upgrade	1.6	3.4	to	3.9	5.0	to	5.5
Route 6 Mall	100.0%	Honesdale, PA	TBD	TBD	17%/17%	TBD	Discretionary spend for re-tenanting former 120,000 square foot Kmart anchor space once tenant(s) are secured	—	5.0	to	7.0	5.0	to	7.0
Mad River	100.0%	Dayton, OH	TBD	TBD	48%/48%	TBD	Discretionary spend for the re-tenanting former 33,000 square foot Babies R Us space once tenant(s) are secured	—	1.9	to	2.3	1.9	to	2.3
								$198.5	$17.3		$23.2	$215.8		$221.7

(a)	Ownership percentages and costs represent the Core or Fund level ownership and not Acadia’s pro rata share.
(b)	Incurred amounts include costs associated with the initial carrying value.
(c)	Incurred amounts include the conversion of a $33.8 million note receivable to improvements in the property.

ITEM 3.   LEGAL PROCEEDINGS.

As previously disclosed in our periodic filings, one of our subsidiaries was party to a litigation matter that was settled on October 30, 2020 as further described in Note 7.

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

Market Information, Dividends and Holders of Record of our Common Shares

At February 12, 2021, there were 254 holders of record of our Common Shares, which are traded on the New York Stock Exchange under the symbol “AKR.” Our quarterly dividends declared are discussed in Note 10 and the characterization of such dividends for Federal Income Tax purposes is discussed in Note 14.

Securities Authorized for Issuance Under Equity Compensation Plans

At the 2020 annual shareholders’ meeting, the shareholders' approved the 2020 Share Incentive Plan (the “2020 Plan”). This plan replaced the Second Amended and Restated 2006 Incentive Plan (the “2006 Plan”) and increased the aggregate number of Common Shares authorized for issuance by 2,650,000 shares for a total of 2,829,953 shares available to be issued (which includes 179,953 carried over from the 2006 Plan). The 2020 Plan authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. See Note 13 in the Notes to Consolidated Financial Statements, for a summary of our Share Incentive Plans.

The following table provides information related to the 2020 Plan as of December 31, 2020:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,738,013
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,738,013

Remaining Common Shares available under the 2020 Plan are as follows:

Outstanding Common Shares as of December 31, 2020	86,268,303
Outstanding OP Units as of December 31, 2020	4,890,875
Total Outstanding Common Shares and OP Units	91,159,178

Common Shares and OP Units pursuant to the 2020 Plan	2,829,953
Less: Issuance of Restricted Shares and LTIP Units Granted	(91,940)
Number of Common Shares remaining available	2,738,013

Share Price Performance

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2015, through December 31, 2020, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2015, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Total Return Performance
225
200
175
150
125
100
75
50
25
2015
2016
2017
2018
2019
2020
Acadia Realty Trust
Russell 2000
NAREIT All Equity REIT Index
SNL US REIT Retail Shopping Ctr

	At December 31,
Index	2015	2016	2017	2018	2019	2020
Acadia Realty Trust	$100.00	$102.04	$88.64	$80.31	$91.37	$51.08
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
NAREIT All Equity REIT Index	100.00	108.63	118.05	113.28	145.75	138.28
SNL REIT Retail Shopping Ctr Index	100.00	103.49	92.02	77.22	98.14	70.96

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The Company maintains a share repurchase program which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 1,219,065 and 2,294,235 shares for $22.4 million and $55.1 million, inclusive of fees, during the years ended December 31, 2020 and 2018, respectively. The Company did not repurchase any shares during the year ended December 31, 2019. As of December 31, 2020, management may repurchase up to approximately $122.6 million of the Company’s outstanding Common Shares under this program.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2020, there were 187 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. See Item 2. Properties for a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at December 31, 2020.

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

SIGNIFICANT DEVELOPMENTS DURING THE year ended December 31, 2020

Special Note Regarding the COVID-19 Pandemic

During the first quarter of 2020, the COVID-19 Pandemic began to impact the Company. In order to protect citizens and slow the spread of COVID-19, a majority of state governments in the United States instituted restrictions on travel, implemented “shelter-in-place” or “stay-at-home” orders and social distancing practices, and mandated shutdowns of certain “non-essential” businesses for what was then an indeterminate period of time. As a result, a majority of the Company’s retail tenants were forced to temporarily close their businesses during all or a portion of the second quarter of 2020. While most tenants have since reopened, the tenant closures created concern regarding the Company’s ability to fully collect rents billed during the second and third quarters of 2020 and possibly thereafter from non-operating tenants, many of which have requested rent concessions from the Company. In addition, the COVID-19 Pandemic has had a significant adverse impact on economic and market conditions resulting in a decline in the Company’s share price, disruption of or lack of access to debt and the capital markets, and depressed real estate values, among others. The Company notes the following as a result of the COVID-19 Pandemic:

•

Effective March 20, 2020, the Company closed its offices and its employees successfully transitioned to working from their homes. Effective June 29, 2020 the Company has reopened its main office and has put robust protocols in place for protecting its employees against the spread of the COVID-19 virus. Effective January 8, 2021, the Company has provided an option to its employees work from home through February 28, 2021.

•	On March 31, 2020, the Company issued a press release relaying that certain major development and construction projects had been placed on hold and withdrew its 2020 guidance.
•

The Company reviewed its assets for impairment at December 31, 2020 and March 31, 2020 and determined that it would take aggregate non-cash impairment charges of $34.0 million and $51.5 million, of which $8.2 million and $12.4 million, respectively, was the Company’s pro-rata share, estimated holding periods, estimated net operating income and cap rates at selected properties due to circumstances stemming from the COVID-19 Pandemic (Note 8). The Company reviewed its assets for impairment at June 30, 2020 and September 30, 2020 and determined that no additional impairment charges were required for these periods.

•

Tenant Operating Status (Unaudited) – The following table illustrates the percentage of the Company’s consolidated and unconsolidated ABR derived from stores which were open or partially open for business as of the dates indicated:

	Percentage of Tenants Open for Business as of
	June 30, 2020	September 30, 2020	December 31, 2020	January 31, 2021

Core	74%	86%	88%	89%
Fund	74%	88%	82%	85%

•

Rent Collections – The following table depicts collections of pre-COVID billings (original contract rents without regard to deferral or abatement agreements) and excludes the impact of any security deposits applied against tenant accounts as of the dates shown:

	Collections as of:
	September 30, 2020 for		December 31, 2020 for			January 31, 2021 for
	Second Quarter 2020	Third Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	Fourth Quarter 2020
						(Unaudited)
Core	74%	85%	76%	87%	91%	92%
Fund	65%	77%	67%	79%	82%	84%

•

The Company has negotiated rent deferrals and abatements with select tenants. As of December 31, 2020, the Company has deferred rents aggregating $10.7 million included in Rents receivable on its balance sheet and through December 31, 2020 has abated rents of $2.6 million as the Company’s proportionate share (Note 1). Subsequent to December 31, 2020 and through January 31, 2021 the Company has entered into 13 additional deferral and abatement agreements (Note 16).

•

The Company reviewed the collectability of its rents receivable and straight-line rents and has recorded credit loss reserves of approximately $46.8 million of which $29.9 million was the Company’s share, (Note 1, Note 3) during the year ended December 31, 2020 primarily related to projected tenant defaults stemming from business closures attributable to the COVID-19 Pandemic.

•

The Company continues to have active discussions with existing and potential new tenants for new and renewed leases. However, the uncertainty relating to the COVID-19 Pandemic could result in higher vacancy than the Company otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of December 31, 2020, approximately 6.6% and 8.9% of the Company’s Core and Fund portfolio annualized base rents, respectively, were subject to month-to-month leases or leases scheduled to expire in 2021 and 10.3% and 10.0%, respectively, was subject to leases scheduled to expire in 2022.

•

The Company has numerous long-dated interest rate cash flow hedges (Note 7, Note 8) in place to effectively fix the interest rates on its variable-rate debt. In periods when current referenced interest rates fall below strike rates of the swap, the Company is required to make payments that are charged to interest expense. The fair value of the interest rate swaps at December 31, 2020 was a liability of $90.1 million, which represents the present value of expected payments over the weighted-average remaining term of the swaps, which was 7.6 years.

•

At December 31, 2020 a Fund III mortgage and a Fund IV term loan aggregating $115.2 million, or $27.1 million at the Company’s share, had not met their liquidity requirements. In addition, at that same date, three Fund mortgages aggregating $124.1 million, or $25.6 million at the Company’s share, had not met their debt yield and/or debt service coverage ratio requirements. Some of these lenders may require cash sweeps of property rents until these conditions are remedied (Note 7).

•

Beginning with the second quarter of 2020, the Board temporarily suspended distributions on its Common Shares and Common OP Units, which suspension the Board has determined to continue through the fourth quarter of 2020. Assuming that current operating conditions continue to prevail, the Company currently expects to reinstate quarterly distributions in the first quarter of 2021, which would be subject to Board approval at that time (Note 10).

While the Company currently considers the disruptions associated with the COVID-19 Pandemic to be temporary, if such disruptions escalate, are protracted or have a more severe impact than anticipated, they may have a material adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity in future periods.

Investments

Core Portfolio

During the year ended December 31, 2020, we invested in two properties aggregating $19.2 million, inclusive of transaction costs, within our Core portfolio as follows:

•	On January 9, 2020, we acquired a fully-occupied retail condominium, 37 Greene Street, located in the SoHo section of New York City, for $15.7 million.
•	On February 13, 2020, we acquired a fully-occupied, mixed-use building in Chicago, Illinois, for $3.5 million.

On April 1, 2020, as described further below, in a non-cash transaction, we converted a note receivable into the remaining venture partner’s interest in Town Center. We consolidated the previously unconsolidated investment (Note 4). In addition, we obtained our partner’s 78.22% noncontrolling interest in Brandywine Holdings for nominal consideration upon settlement of a legal matter (Note 7).

Funds

During June, Mervyns II liquidated a portion of the shares it owns in connection with its Investment in Albertsons (Note 4), which had an initial public offering. Mervyns II recognized realized gains on the sale of those shares in addition to the appreciation in the fair value of its remaining shares of Albertsons. Unrealized holding gains, distributions and other for the year ended December 31, 2020 includes Mervyns II’s $72.4 million share of net unrealized holding gains through December 31, 2020 and its $23.2 million share of realized distributions related to its Investment in Albertsons, of which the Company’s aggregate share is $27.1 million.

During the year ended December 31, 2020, we did not make any investments within our Fund portfolio. However, Fund IV acquired the venture partner’s interest in two of its Broughton Street properties for $1.3 million (Note 4) and now consolidates those properties. In addition, Fund II converted its $33.8 million note receivable for an interest in real estate on November 2, 2020 (Note 3).

Dispositions of Real Estate

During the year ended December 31, 2020, we sold two land parcels in our Core Portfolio for a total of $0.4 million. In addition, a Fund IV property, two Fund III parcels and a Fund IV parcel were sold for a total of $22.0 million. These transactions resulted in an aggregate gain of $0.7 million of which the Company’s share was $0.3 million (Note 2).

Financing Activity

During the year ended December 31, 2020, the Company had the following financing activity (Note 7):

•	obtained a Core term loan for $30.0 million
•	settled a mortgage that was previously in default for $30.0 million and recognized a gain on debt extinguishment of $18.3 million, of which $4.1 million was the Company’s share
•	paid off a Fund IV mortgage in the amount of $11.6 million in connection with the sale of a property
•	extended the maturity dates of the Fund II term loan, the Fund V Subscription line and seven Fund mortgages, which had aggregate outstanding balances of $425.6 million at December 31, 2020; and
•	reduced borrowings on three Fund loans totaling $103.4 million by $11.5 million.

Structured Financing Investments

During the year ended December 31, 2020, the Company had the following Structured Financing investment activity (Note 3):

•	On January 17, 2020, the Company provided a loan for $54.0 million to an entity that owns an interest in 850 Third Avenue, in Brooklyn, New York
•	On February 6, 2020, the Company provided a loan for $5.0 million to one of the Company’s venture partners
•

On April 1, 2020, in a non-cash transaction, the Company converted its $38.7 million note receivable plus accrued interest of $2.0 million to a controlling interest in Town Center in Wilmington, Delaware as described above

•

On November 2, 2020, in a non-cash transaction, Fund II converted its $33.8 million note receivable including accrued interest to construction improvements on its retail condominium at City Point in Brooklyn, New York; and

•

One Core and one Fund III notes receivable matured but were not repaid. These notes, which aggregated $31.6 million including accrued interest, remained in default at December 31, 2020; however, management has determined for each loan that the collateral is sufficient to cover the loan’s carrying value at December 31, 2020. In addition, there are certain personal guarantees associated with these notes receivable.

Equity Repurchases

During the first quarter of 2020, the Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees at a weighted average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available as of December 31, 2020 (Note 10).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The results of operations by reportable segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2020				December 31, 2019				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$160.3	$95.2	$—	$255.5	$173.2	$122.2	$—	$295.3	$(12.9)	$(27.0)	$—	$(39.8)
Depreciation and amortization	(76.1)	(73.7)	—	(149.8)	(61.8)	(63.6)	—	(125.4)	14.3	10.1	—	24.4
Property operating expenses, other operating and real estate taxes	(57.2)	(42.9)	—	(100.1)	(47.0)	(43.4)	—	(90.5)	10.2	(0.5)	—	9.6
General and administrative expenses	—	—	—	(36.1)	—	—	—	(35.4)	—	—	—	0.7
Impairment charges	(0.4)	(85.2)	—	(85.6)	—	(1.7)	—	(1.7)	0.4	83.5	—	83.9
Gain on disposition of properties	0.2	0.5	—	0.7	16.8	13.6	—	30.3	(16.6)	(13.1)	—	(29.6)
Operating income (loss)	26.6	(106.0)	—	(115.4)	81.1	26.9	—	72.6	(54.5)	(132.9)	—	(188.0)
Interest income	—	—	9.0	9.0	—	—	8.0	8.0	—	—	1.0	1.0
Equity in earnings (losses) of unconsolidated affiliates	(0.9)	(0.4)	—	(1.2)	9.0	(0.1)	—	8.9	(9.9)	(0.3)	—	(10.1)
Interest expense	(33.2)	(38.9)	—	(72.1)	(28.3)	(45.5)	—	(73.8)	4.9	(6.6)	—	(1.7)
Realized and unrealized holding gains on investments and other	18.6	95.4	—	113.9	0.3	6.6	—	6.9	18.3	88.8	—	107.0
Income tax provision	—	—	—	(0.3)	—	—	—	(1.5)	—	—	—	1.2
Net income (loss)	11.2	(49.8)	9.0	(66.0)	62.1	(12.0)	8.0	21.2	(50.9)	(37.8)	1.0	(87.2)
Net loss (income) attributable to noncontrolling interests	(5.8)	63.1	—	57.3	0.3	31.5	—	31.8	6.1	(31.6)	—	(25.5)
Net income attributable to Acadia	$5.3	$13.3	$9.0	$(8.8)	$62.5	$19.5	$8.0	$53.0	$(57.2)	$(6.2)	$1.0	$(61.8)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $57.2 million for the year ended December 31, 2020 compared to the prior year as a result of the changes further described below.

Revenues for our Core Portfolio decreased $12.9 million for the year ended December 31, 2020 compared to the prior year primarily due to (i) a $21.3 million increase in credit loss reserves (comprised of $12.9 million and $8.4 million of billed rent and straight-line rent, respectively) in 2020 related to the COVID-19 Pandemic (Note 1); (ii) the write-off of a below-market lease in the prior year period related to a tenant that vacated for $5.7 million, (iii) $4.0 million from tenant bankruptcies and (iv) $1.0 million from property dispositions in 2019. These decreases were partially offset by (i) $8.9 million related to the consolidation of Town Center in 2020 (Note 4) and (ii) additional rents of $8.1 million from Core Portfolio property acquisitions during 2019 and 2020 (Note 2).

Depreciation and amortization for our Core Portfolio increased $14.3 million for the year ended December 31, 2020 compared to the prior year primarily due to $6.1 million from the consolidation of Town Center, $5.1 million from the write-off of unamortized tenant improvements and leasing commissions related to a vacating tenant in 2020, and $4.2 million from Core Portfolio property acquisitions in 2019 and 2020.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $10.2 million for the year ended December 31, 2020 compared to the prior year primarily due to $7.1 million for Brandywine Holdings litigation (Note 7), $1.8 million related to the consolidation of Town Center and $1.1 million from Core Portfolio property acquisitions in 2019 and 2020.

Gain on disposition of properties of $0.2 million in 2020 was related to two land parcel sales compared to $16.8 million for the sale of Pacesetter Park in 2019 (Note 2).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio decreased $9.9 million for the year ended December 31, 2020 compared to the prior year due to $5.4 million from the consolidation of Town Center in 2020 as well as a $4.5 million increase in credit loss reserves at unconsolidated properties related to the COVID-19 Pandemic (Note 1).

Interest expense for our Core Portfolio increased $4.9 million for the year ended December 31, 2020 compared to the prior year primarily due to higher average outstanding borrowings in 2020.

Realized and unrealized holding gains on investments and other for our Core Portfolio of $18.3 million in 2020 is due to a gain on debt extinguishment related to the Brandywine Holdings note (Note 7).

Net loss (income) attributable to noncontrolling interests for our Core Portfolio increased $6.1 million for the year ended December 31, 2020 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $6.2 million for the year ended December 31, 2020 compared to the prior year as a result of the changes described below.

Revenues for the Funds decreased $27 million for the year ended December 31, 2020 compared to the prior year primarily due to (i) a $25.6 million increase in credit loss reserves (comprised of $11.9 million and $13.7 million of billed rent and straight-line rent, respectively) in 2020 primarily related to the COVID-19 Pandemic (Note 1); (ii) $5.1 million from the acceleration of amortization on a below-market lease in 2019, (iii) $4.3 million from Fund property dispositions (Note 2) and (iv) $1.4 million from tenant bankruptcies. These decreases were partially offset $8.8 million from Fund property acquisitions in 2019.

Depreciation and amortization for the Funds increased $10.1 million for the year ended December 31, 2020 compared to the prior year primarily due to $11.3 million from the write-off of tenant improvements and leasing commissions related to vacated tenants in 2020 and $4.5 million from Fund property acquisitions in 2019 partially offset by $3.5 million for write-offs due to tenant bankruptcies in 2019 and $2.1 million from Fund property dispositions in 2019 and 2020.

Impairment charges for the Funds increased $83.5 million for the year ended December 31, 2020 compared to the prior year (Note 8). Impairment of $85.2 million during 2020 for the Funds relates to $33.8 million in Fund III and $51.4 million in Fund IV. Charges during 2019 relate to $1.7 million in Fund IV.

Gain on disposition of properties for the Funds decreased $13.1 million for the year ended December 31, 2020 compared to the prior year due to $13.6 million for the sale of 3104 M Street and Nostrand Avenue in Fund III and 938 W. North and JFK Plaza in Fund IV during 2019 compared to the sale of Fund IV’s Colonie Plaza during 2020 (Note 2, Note 4).

Interest expense for the Funds decreased $6.6 million for the year ended December 31, 2020 compared to the prior year due to $9.4 million from lower average interest rates in 2020 and $2.7 million from lower loan cost amortization in 2020. These decreases were offset by a $4.5 million decrease in interest capitalized in 2020 due to ceasing capitalization interest on Fund III’s Cortlandt Crossing and Fund IV’s 717 N. Michigan Avenue and a $0.4 million increase related to higher average outstanding borrowings in 2020.

Realized and unrealized holding gains on investments and other for the Funds increased $88.8 million for the year ended December 31, 2020 compared to the prior year due to a $72.4 million mark-to-market adjustment on the Albertson’s IPO shares and a $23.2 million net realized gain on disposition of Albertson’s shares during 2020 (Note 4). These increases were primarily offset by a $5.0 million New Market Tax Credit transaction at Fund II’s City Point investment and $1.6 million from an incentive fee earned from Fund III’s Storage investment during 2019.

Net loss (income) attributable to noncontrolling interests for the Funds decreased $31.6 million for the year ended December 31, 2020 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $15.2 million and $17.5 million for the year ended December 31, 2020 and 2019, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio increased $1 million for the year ended December 31, 2020 compared to the prior year primarily due to

$5.9 million of additional interest income from new notes issued in 2020 and 2019 partially offset by $4.1 million from the conversion of the Brandywine Note Receivable to equity in 2020 (Note 4) and the payoff of a Fund IV note during 2019 (Note 3).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated income taxes increased $1.2 million for the year ended December 31, 2020 compared to the prior year due to the establishment of a $1.0 million deferred tax asset reserve at the Fund III Taxable REIT Subsidiary (“TRS”) which was primarily offset by the newly available carryback of net operating losses under Federal rules in 2020. In 2019, the Company established a $1.7 million deferred tax asset reserve at the Core TRS.

Prior Year Periods

Discussions of 2018 items and comparisons between the year ended December 31, 2019 and 2018, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

A reconciliation of consolidated operating income to net operating (loss) income - Core Portfolio follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Consolidated operating (loss) income (a)	$(115,379)	$72,603	$32,681
Add back:
General and administrative	36,055	35,416	34,343
Depreciation and amortization	149,793	125,443	117,549
Impairment charges	85,598	1,721	—
Less:
Above/below-market rent, straight-line rent and other adjustments (b)	13,624	(24,447)	(23,521)
Gain on disposition of properties	(683)	(30,324)	(5,140)
Consolidated NOI	169,008	180,412	155,912

Noncontrolling interest in consolidated NOI	(48,536)	(52,248)	(37,496)
Less: Operating Partnership's interest in Fund NOI included above	(11,845)	(13,870)	(9,790)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (c)	15,659	25,948	24,919
NOI - Core Portfolio	$124,286	$140,242	$133,545

(a)	Prior year amounts have been adjusted to include gains on disposition of properties, which have been reclassified to operating income effective January 1, 2019.
(b)	Includes straight-line rent reserves. See Note 1 for additional information about straight-line rent reserves and adjustments for the periods presented.
(c)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Core Portfolio NOI	$30,556	$35,572	$124,286	$140,242
Less properties excluded from Same-Property NOI	(2,778)	(3,197)	(13,872)	(11,896)
Same-Property NOI	$27,778	$32,375	$110,414	$128,346

Percent change from prior year period	(14.2)%		(14.0)%

Components of Same-Property NOI:
Same-Property Revenues	$40,126	$44,443	$157,509	$175,932
Same-Property Operating Expenses	(12,348)	(12,068)	(47,095)	(47,586)
Same-Property NOI	$27,778	$32,375	$110,414	$128,346

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the periods presented. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended December 31, 2020		Year Ended December 31, 2020
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	20	20	47	47
GLA commencing	226,659	226,659	567,548	567,548
New base rent	$14.46	$14.54	$17.97	$18.42
Expiring base rent	$13.67	$12.77	$17.47	$16.66
Percent growth in base rent	5.8%	13.9%	2.9%	10.6%
Average cost per square foot (a)	$3.10	$3.10	$2.55	$2.55
Weighted average lease term (years)	5.3	5.3	6.1	6.1

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its RCP investments such as Albertsons) in FFO. A reconciliation of net income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to Acadia	$(8,759)	$53,045	$31,439

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	106,158	89,373	85,852
Impairment charges (net of noncontrolling interests' share)	17,323	395	—
Gain on disposition of properties (net of noncontrolling interests' share)	(291)	(19,786)	(994)
(Loss) income attributable to Common OP Unit holders	(370)	3,295	2,033
Distributions - Preferred OP Units	495	540	540
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$114,556	$126,862	$118,870

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	86,441,922	84,435,826	82,080,159
Weighted-average OP Units outstanding	4,993,267	5,111,262	4,941,661
Basic weighted-average shares outstanding, FFO	91,435,189	89,547,088	87,021,820
Assumed conversion of Preferred OP Units to common shares	464,623	499,345	499,345
Assumed conversion of LTIP units and restricted share units to common shares	—	—	206,646
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	91,899,812	90,046,433	87,727,811

Diluted Funds from operations, per Common Share and Common OP Unit	$1.25	$1.41	$1.35

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2020, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $54.1 million. Beginning with the second quarter of 2020, the Board temporarily suspended distributions on our Common Shares and Common OP Units, which suspension the Board determined to continue through the fourth quarter of 2020. Assuming that current operating conditions continue to prevail, the Company currently expects to reinstate quarterly distributions in the first quarter of 2021, which would be subject to Board approval at that time (Note 10).

Investments in Real Estate

During the year ended December 31, 2020, within our Core Portfolio we invested in two new properties aggregating $19.2 million inclusive of transaction costs (Note 2). For activity subsequent to December 31, 2020, see Note 16.

On April 1, 2020, in a non-cash transaction, we converted a note receivable into the remaining venture partner’s interest in Town Center and now consolidate that property.

During the year ended December 31, 2020, we did not make any new investments within our Funds. However, during the second quarter 2020, Fund IV acquired the venture partner’s interest in two of its Broughton Street properties for $1.3 million (Note 4) and now consolidates those properties. On November 2, 2020, in a non-cash transaction, Fund II converted its $33.8 million note receivable including accrued interest to construction improvements on its retail condominium at City Point in Brooklyn, New York.

Structured Financing Investments

During the year ended December 31, 2020, we made two loans totaling $59.0 million (Note 3).

Capital Commitments

During the year ended December 31, 2020, we made capital contributions aggregating $10.9 million to our Funds. At December 31, 2020, our share of the remaining capital commitments to our Funds aggregated $75.4 million as follows:

•

$0.5 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million of which our share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$14.0 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our share was $122.5 million.
•	$60.9 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our share is $104.5 million.

During April 2018, a $15.0 million distribution was made to the Fund II investors, including $4.3 million to the Operating Partnership, which amount was re-contributed to Fund II in April 2020. During June 2020, a distribution was made by Mervyn’s II to its investors which was re-contributed to Fund II in the amount of $7.5 million. During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share (Note 1).

Development Activities

During the year ended December 31, 2020, capitalized costs associated with development activities totaled $8.1 million (Note 2). At December 31, 2020, we had a total of eight consolidated and one unconsolidated projects under development or redevelopment for which the estimated total cost to complete these projects through 2025 was $108.6 million to $140.6 million and our share was approximately $54.7 million to $67.6 million. Substantially all remaining development and redevelopment costs are discretionary and dependent upon the resumption of tenant interest due to aforementioned disruptions related to the COVID-19 Pandemic.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,	December 31,
	2020	2019
Total Debt - Fixed and Effectively Fixed Rate	$1,143,152	$1,403,324
Total Debt - Variable Rate	626,902	314,604
	1,770,054	1,717,928
Net unamortized debt issuance costs	(6,763)	(10,383)
Unamortized premium	548	651
Total Indebtedness	$1,763,839	$1,708,196

As of December 31, 2020, our consolidated outstanding mortgage and notes payable aggregated $1,770.1 million, excluding unamortized premium of $0.5 million and unamortized loan costs of $6.8 million, and were collateralized by 42 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.40% to 5.89% with maturities that ranged from February 2021 to April 2035. Taking into consideration $988.6 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,143.2 million of the portfolio debt, or 64.6%, was fixed at a 3.72% weighted-average interest rate and $626.9 million, or 35.4% was floating at a 2.39% weighted average interest rate as of December 31, 2020. Our variable-rate debt includes $139.2 million of debt subject to interest rate caps.

Without regard to available extension options, there is $409.8 million of debt maturing in 2021 at a weighted-average interest rate of 2.14%; there is $6.8 million of scheduled principal amortization due in 2021; and our share of scheduled 2021 principal payments and maturities on our unconsolidated debt was $16.8 million at December 31, 2020. In addition, $528.0 million of our total consolidated debt and $7.0 million of our pro-rata share of unconsolidated debt will come due in 2022. As it relates to the aforementioned maturing debt in 2021 and 2022, we have options to extend consolidated debt aggregating $231.3 million and $266.3 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. As it relates to the remaining maturing debt in 2021 and 2022, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

On October 30, 2020, the Company settled litigation related to a default on a mortgage for approximately $30.0 million resulting in a gain on debt extinguishment of $18.3 million, of which the Company’s proportionate share was $4.1 million (Note 7).

Share Repurchase Program

During the first quarter of 2020, we repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees, under the share repurchase program at a weighted average price per share of $18.29, under which $122.6 million remains available as of December 31, 2020.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2020 totaled $19.2 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) that provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the year ended December 31, 2020, the Company did not sell any shares under its ATM Program. During the year ended December 31, 2019, the Company sold 5,164,055 shares under its ATM Program for gross proceeds of $147.7 million, or $145.5 million net of issuance costs, at a weighted-average gross price per share of $28.61.

Fund Capital

During the year ended December 31, 2020, Fund III called capital contributions totaling $11.7 million, Fund IV called capital contributions of $31.4 million and Fund V called capital contributions of $3.8 million, of which our aggregate proportionate share from all Funds was $10.9 million. At December 31, 2020, unfunded capital commitments from noncontrolling interests within our Funds III, IV and V were $1.4 million, $46.5 million and $242.0 million, respectively.

Asset Sales and Exchanges

During the year ended December 31, 2020, we disposed of two land parcels in our Core Portfolio for a total of $0.4 million. In addition, a Fund IV property, two Fund III parcels and a Fund IV parcel were sold or exchanged for a total of $22.0 million. These transactions resulted in an aggregate gain of $0.7 million of which the Company’s share was $0.3 million (Note 2).

During the second and fourth quarters of 2020, Mervyns II realized gains of approximately $22.8 million and $0.4 million, respectively, from its Investment in Albertsons for which the Company’s share was $6.6 million. The realized gains during the second quarter of 2020 resulted from the issuance and distribution of proceeds from a preferred equity investment and a sale of a portion of its investment in an initial public offering of Albertsons, both of which occurred in June 2020 (Note 4).

Structured Financing Repayments

As previously discussed, during the year ended December 31, 2020, the Company had no Structured Financing repayments; however, in two non-cash transactions one Core Portfolio note receivable for $38.7 million was converted to the remaining interest in the collateral on April 1, 2020 and another Fund note receivable for $33.8 million was converted into an ownership interest in improvements on a Fund development property on November 2, 2020 (Note 3).

A Core Portfolio note for $17.8 million matured on April 1, 2020 and one $5.3 million Fund note matured on July 1, 2020, but neither has been repaid. Scheduled maturities of Structured Financing loans include $14.0 million maturing during 2021 (Note 3).

Financing and Debt

As of December 31, 2020, we had $229.9 million of additional capacity under existing consolidated Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 81 unleveraged consolidated properties with an aggregate carrying value of approximately $1.6 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2020 with the cash flow for the year ended December 31, 2019 (in millions, totals may not add due to rounding):

	Year Ended December 31,
	2020	2019	Variance
Net cash provided by operating activities	$102.6	$127.2	$(24.6)
Net cash used in investing activities	(96.2)	(397.1)	300.9
Net cash (used in) provided by financing activities	(2.4)	265.0	(267.4)
Increase (decrease) in cash and restricted cash	$3.9	$(4.8)	$8.7

Operating Activities

Our operating activities provided $24.6 million less cash during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a decrease in cash receipts from tenants because of the COVID-19 Pandemic partially offset by the monetization of the Company's Investment in Albertsons in 2020, and $10.0 million from the collection of accrued interest on a note receivable in 2019.

Investing Activities

During the year ended December 31, 2020 as compared to the year ended December 31, 2019, our investing activities used $300.9 million less cash, primarily due to (i) $337.5 million less cash used in acquisition and lease of properties, (ii) $147.0 million less cash used in investments in unconsolidated affiliates, and (iii) $48.8 million less cash used in development, construction and property improvement costs. These sources of cash were partially offset by (i) $91.3 million less cash received from return of capital from unconsolidated affiliates, (ii) $67.8 million less cash received from the disposition of properties, (iii) $55.4 million more cash used to issue notes receivable, and (iv) $15.3 million less cash received from proceeds of notes receivable.

Financing Activities

Our financing activities provided $267.4 million less cash during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily from (i) $145.5 million less cash received from the sale of Common Shares, (ii) $110.7 million more cash provided from net borrowings, (iii) $69.9 million less cash used for distributions to noncontrolling interests, (iv) $43.7 million less cash used in dividends paid to Common Shareholders and (v) $22.4 million more cash used to repurchase Common Shares. These sources of cash were partially offset by (i) $109.0 million less cash provided from contributions from noncontrolling interests and (ii) $4.6 million less cash used for financing costs.

CONTRACTUAL OBLIGATIONS

Not applicable.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		December 31, 2020
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
650 Bald Hill Road	20.8%	$3.2	2.80%	Apr 2021
Eden Square	22.8%	5.4	2.30%	Dec 2021
Promenade at Manassas (b)	22.8%	6.3	1.90%	Dec 2021
3104 M Street	20.0%	0.9	3.75%	Dec 2021
Family Center at Riverdale (b)	18.0%	5.8	1.85%	May 2022
Gotham Plaza	49.0%	9.3	1.75%	Jun 2023
Renaissance Portfolio	20.0%	32.0	1.85%	Aug 2023
Crossroads	49.0%	31.0	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	2.05%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	1.90%	Dec 2024
Frederick County Square (c)	18.1%	3.3	2.55%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	7.9	4.72%	Dec 2027
Total		$181.5

(a)	Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at December 31, 2020, where applicable.
(b)	The debt has two available 12-month extension options.
(c)	The debt has one available 12-month extension option.

CRITICAL ACCOUNTING ESTIMATES

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

Impairment of Properties

On a periodic basis, we assess whether there are any indicators that the value of real estate assets, including undeveloped land and construction in progress, may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset or development alternatives, capitalization rates and the undiscounted future cash flows analysis, which is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of the impairment charges may be different, and such differences could be material to the Company’s consolidated financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of impairments recognized during the periods presented.

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures and other cost-method investments for other-than-temporary declines in market value. An impairment charge is recorded for a decline that is considered to be other-than-temporary as a reduction in the carrying value of the investment.

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

Rents receivable at December 31, 2020 and 2019 are shown net of an allowance for doubtful accounts of $45.4 million and $11.4 million, respectively. Rental income for the years ended December 31, 2020, 2019 and 2018 are reported net of adjustments to allowances for doubtful accounts of $46.8 million, $4.4 million and $2.5 million, respectively, reflecting additional reserves and write-offs during 2020 due to the impact of the COVID-19 Pandemic (Note 1).

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

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below-market leases and acquired in-place leases) and acquired liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocate purchase price based on these assessments. When acquisitions of properties do not meet the criteria for business combinations, as is the case for the majority of the Company’s acquisitions, no goodwill is recorded and acquisition costs are capitalized. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Structured Financings

Real estate notes receivable investments and preferred equity investments (“Structured Financings”) are intended to be held to maturity and are carried at cost less an allowance for credit loss. Interest income from Structured Financings is recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the Structured Financing investment is recognized over the term of the loan as an adjustment to yield.

Allowances for credit loss related to our Structured Financing investments are established based upon management’s quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the investment as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the Structured Financings may differ materially from the carrying value at the balance sheet date. Interest income recognition is generally suspended for investments when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended investment becomes contractually current and performance is demonstrated to be resumed.

Notes receivable at December 31, 2020 and 2019 are reported net of an allowance for credit loss of $0.7 million and $0, respectively (Note 3).

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued and recently adopted accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2020

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2020, we had total mortgage and other notes payable of $1,770.1 million, excluding the unamortized premium of $0.5 million and unamortized debt issuance costs of $6.8 million, of which $1,143.2 million, or 64.6% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $626.9 million, or 35.4%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2020, we were party to 39 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $988.6 million and $139.2 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2020 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021	$3.5	$30.0	$33.5	3.3%
2022	3.6	138.4	142.0	1.5%
2023	2.9	367.9	370.8	1.4%
2024	2.7	7.3	10.0	4.7%
2025	2.8	60.0	62.8	4.0%
Thereafter	10.4	117.2	127.6	2.9%
	$25.9	$720.8	$746.7

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021	$3.3	$379.8	$383.1	2.3%
2022	3.1	382.9	386.0	4.1%
2023	3.8	40.9	44.7	1.7%
2024	2.6	199.5	202.1	1.9%
2025	0.2	2.4	2.6	3.4%
Thereafter	0.1	4.8	4.9	3.4%
	$13.1	$1,010.3	$1,023.4

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021	$1.3	$15.5	$16.8	2.3%
2022	1.2	5.8	7.0	1.9%
2023	1.2	40.6	41.8	1.8%
2024	0.9	39.7	40.6	3.4%
2025	0.3	68.3	68.6	4.3%
Thereafter	0.5	6.2	6.7	4.7%
	$5.4	$176.1	$181.5

Without regard to available extension options, in 2021, $416.6 million of our total consolidated debt and $16.8 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $528.0 million of our total consolidated debt and $7.0 million of our pro-rata share of unconsolidated debt will become due in 2022. As it relates to the aforementioned maturing debt in 2021 and 2022, we have options to extend consolidated debt aggregating $231.3 million and $266.3 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $9.7 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $3.6 million. Interest expense on our variable-rate debt of $626.9 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2020, would increase $6.3 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.4 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2020, the fair value of our total consolidated outstanding debt would decrease by approximately $9.2 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $26.7 million.

As of December 31, 2020, and 2019, we had consolidated notes receivable of $101.5 million and $114.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2020, the fair value of our total outstanding notes receivable would decrease by approximately $1.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.6 million.

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

Changes in Market Risk Exposures from December 31, 2019 to December 31, 2020

Our interest rate risk exposure from December 31, 2019, to December 31, 2020, has increased on an absolute basis, as the $314.6 million of variable-rate debt as of December 31, 2019, has increased to $626.9 million as of December 31, 2020. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 18.3% of our consolidated debt as of December 31, 2019 compared to 35.4% as of December 31, 2020.

ITEM 8.FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Acadia Realty Trust and Subsidiaries

Rye, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedules listed in the index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2021, expressed an unqualified opinion thereon.

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

Purchase price allocation

As described in Note 2 to the consolidated financial statements, during the year ended December 31, 2020, the Company acquired approximately $176.8 million of tangible and intangible real estate assets and $4.6 million of related intangible liabilities. The Company allocates the purchase price of real estate investments to the identifiable assets and liabilities acquired based on their relative fair values. The determination of fair value requires significant judgment by management and third-party valuation specialists to develop significant estimates and market-based assumptions used in the cash flow models.

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

•	Assessing the reasonableness of significant market-based assumptions through benchmarking against third-party market data, industry metrics, and reviewing relevant supporting documentation.
•	Evaluating the accuracy of base-year information, where applicable, for the purposes of forecasting future revenues and expenses by comparing it to historical information.
•

Utilizing personnel with specialized knowledge and skill to assist in evaluating the reasonableness of the valuation methodologies and market-based assumptions used in the preparation of the purchase price allocations, including market rents and discount and capitalization rates.

Assessment of impairment of real estate and real estate related investments

As described in Notes 1, 2 and 6 to the consolidated financial statements, as of December 31, 2020, the Company’s net investment balance in real estate was $3.5 billion, and the carrying value of intangible lease assets and liabilities was $100.7 million and $76.4 million, respectively. These amounts represent the Company’s ownership interest in 187 properties. In addition, the Company’s carrying value of right-of-use assets, investments in unconsolidated affiliates and structured loan portfolio was $0.1 billion and, $0.3 billion, and $0.1 billion, respectively. The Company tests the recoverability of the real estate and real estate related investments whenever events or changes in circumstances indicate that amounts may not be recoverable. As a result of the COVID-19 pandemic, during the year ended December 31, 2020, the Company identified impairment indicators, which resulted in the Company recording impairment charges of $85.6 million related to its real estate and real estate related investments. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability and measuring fair value of the real estate and real estate related investments.

We identified the assessment of impairment of the real estate and real estate related investments as a critical audit matter due to the complexity of management’s judgments relating to: (i) assessment of impairment indicators, and (ii) assessment of inputs and assumptions used in the expected future cash flows underlying the fair values of the real estate and real estate related investments, given the inherent uncertainties that exist related to the Company’s forecasts and how various economic and other factors, including the projected impact from the COVID-19 pandemic, could affect the Company’s forecasted assumptions of revenue and expenses included in the expectations of future cash flows. Auditing management’s judgments relating to the existence of impairment indicators and market-based assumptions used in the cash flow models, including future revenue and operating expense growth rates, market rent assumptions, market capitalization rates, discount rates, and holding periods, involve especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge required.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of the control related to management's assessment of the potential impairment of real estate assets which included management's judgment regarding which properties required recoverability tests to be performed, as well as the assumptions management used in performing the recoverability tests.

•

Evaluating management's assessment of potential impairment indicators which could result in impairment, including changes in use of property, changes in occupancy, nature of the property and property performance against historical operating results.

•

Testing the assumptions used by management in determining which properties require a recoverability test and evaluating management's assumptions, including future revenue and operating expense growth rates, market rent assumptions, terminal capitalization rates, discount rates, holding periods and other inputs used in performing the recoverability tests.

•

Utilizing professionals with specialized skills and knowledge to assist in evaluating the reasonableness of the market-based assumptions utilized by the management (including capitalization rates, market rents and projected growth rates for revenues and expenses) for certain properties under development and pre-stabilized properties, for which impairment indicators have been identified.

•

Utilizing professionals with specialized skills and knowledge to assist in evaluating the reasonableness of the market-based assumptions utilized by the management (including capitalization rates, market rents and projected growth rates for revenues and expenses) for certain properties under development and pre-stabilized properties, for which impairment indicators have been identified.

Assessment of the recoverability of billed and unbilled rents receivable

As described in Note 1 to the consolidated financial statements, as of December 31, 2020, the Company’s rents receivable balance was $44.1 million, net of allowance for doubtful accounts of $45.4 million. During the year ended December 31, 2020, the Company recorded credit losses of $46.8 million related to its billed and unbilled rents receivable. The Company assesses the collectability of accounts receivable related to tenant revenues. The Company evaluates each operating lease and records a reserve on billed and unbilled receivables related to those operating leases for which it has determined collectability is not probable. Significant management’s judgment is involved in determining the likelihood of collectability of billed and unbilled rents receivable.

We identified the assessment of the recoverability of billed and unbilled rents receivable as a critical audit matter due to the complexity of management’s judgments relating to the assessment of likelihood of collectability of rents receivable, including the projected impact from the COVID-19 pandemic. Auditing management’s estimates with respect to the recognized reserve balances involve especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of the Company’s controls relating to identification of tenant-specific non-recoverable billed and unbilled receivables, including evaluating the likelihood of collectability of receivables.

•	Evaluating the reasonableness of management’s assumptions used in determining the likelihood of collectability of the receivables through review of the underlying support for management’s conclusion.
•	Testing the completeness and accuracy of the data used in determination of the reserves.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

New York, New York

February 22, 2021

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except per share amounts)	2020	2019
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,260,139	$3,295,907
Real estate under development	247,349	253,402
Net investments in real estate	3,507,488	3,549,309
Notes receivable, net	101,450	114,943
Investments in and advances to unconsolidated affiliates	249,807	305,097
Other assets, net	173,809	190,658
Right-of-use assets - operating leases, net	76,268	60,006
Cash and cash equivalents	19,232	15,845
Restricted cash	14,692	14,165
Rents receivable	44,136	59,091
Total assets	$4,186,882	$4,309,114

LIABILITIES
Mortgage and other notes payable, net	$1,125,356	$1,170,076
Unsecured notes payable, net	500,083	477,320
Unsecured line of credit	138,400	60,800
Accounts payable and other liabilities	269,911	314,754
Lease liability - operating leases, net	88,816	56,762
Dividends and distributions payable	147	27,075
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,616	15,362
Total liabilities	2,138,329	2,122,149
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 86,268,303 and 87,050,465 shares, respectively	86	87
Additional paid-in capital	1,683,165	1,706,357
Accumulated other comprehensive loss	(74,891)	(31,175)
Distributions in excess of accumulated earnings	(167,046)	(132,961)
Total Acadia shareholders’ equity	1,441,314	1,542,308
Noncontrolling interests	607,239	644,657
Total equity	2,048,553	2,186,965
Total liabilities and equity	$4,186,882	$4,309,114

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share amounts)	2020	2019	2018
Revenues
Rental income	$251,002	$291,190	$254,508
Other	4,482	4,137	5,173
Total revenues	255,484	295,327	259,681
Operating expenses
Depreciation and amortization	149,793	125,443	117,549
General and administrative	36,055	35,416	34,343
Real estate taxes	43,505	39,315	36,712
Property operating	56,595	51,153	43,536
Impairment charges	85,598	1,721	—
Total operating expenses	371,546	253,048	232,140

Gain on disposition of properties	683	30,324	5,140
Operating (loss) income	(115,379)	72,603	32,681
Equity in (losses) earnings of unconsolidated affiliates	(1,237)	8,922	9,302
Interest income	8,979	7,988	13,231
Realized and unrealized holding gains on investments and other	113,930	6,947	—
Interest expense	(72,060)	(73,788)	(69,978)
(Loss) income from continuing operations before income taxes	(65,767)	22,672	(14,764)
Income tax provision	(271)	(1,468)	(934)
Net (loss) income	(66,038)	21,204	(15,698)
Net loss attributable to noncontrolling interests	57,279	31,841	47,137
Net (loss) income attributable to Acadia	$(8,759)	$53,045	$31,439

Basic and diluted (loss) earnings per share	$(0.10)	$0.62	$0.38

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net (loss) income	$(66,038)	$21,204	$(15,698)
Other comprehensive loss:
Unrealized loss on valuation of swap agreements	(74,236)	(35,674)	(2,659)
Reclassification of realized interest on swap agreements	15,203	(872)	71
Other comprehensive loss	(59,033)	(36,546)	(2,588)
Comprehensive loss	(125,071)	(15,342)	(18,286)
Comprehensive loss attributable to noncontrolling interests	72,596	36,696	47,627
Comprehensive (loss) income attributable to Acadia	$(52,475)	$21,354	$29,341

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657	$2,186,965
Cumulative effect of change in accounting principle (Note 1)	—	—	—	—	(389)	(389)	(11)	(400)
Acquisition of noncontrolling interest	—	—	(15,330)	—	—	(15,330)	15,918	588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)	—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—	(22,386)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(2,218)	(27,155)
Employee and trustee stock compensation, net	30	—	782	—	—	782	10,130	10,912
Noncontrolling interest distributions	—	—	—	—	—	—	(27,574)	(27,574)
Noncontrolling interest contributions	—	—	—	—	—	—	52,674	52,674
Comprehensive (loss) income	—	—	—	(43,716)	(8,759)	(52,475)	(72,596)	(125,071)
Reallocation of noncontrolling interests	—	—	7,197	—	—	7,197	(7,197)	—
Balance at December 31, 2020	86,269	$86	$1,683,165	$(74,891)	$(167,046)	$1,441,314	$607,239	$2,048,553

Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	308	—	5,104	—	—	5,104	(5,104)	—
Issuance of Common Shares	5,164	5	145,493	—	—	145,498	—	145,498
Dividends/distributions declared ($1.13 per Common Share/OP Unit)	—	—	—	—	(96,310)	(96,310)	(7,124)	(103,434)
Employee and trustee stock compensation, net	21	—	546	—	—	546	10,411	10,957
Noncontrolling interest distributions	—	—	—	—	—	—	(94,289)	(94,289)
Noncontrolling interest contributions	—	—	—	—	—	—	161,628	161,628
Comprehensive (loss) income	—	—	—	(31,691)	53,045	21,354	(36,696)	(15,342)
Reallocation of noncontrolling interests	—	—	6,611	—	—	6,611	(6,611)	—
Balance at December 31, 2019	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657	$2,186,965

Balance at January 1, 2018	83,708	$84	$1,596,514	$2,614	$(32,013)	$1,567,199	$648,440	$2,215,639
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	117	—	2,068	—	—	2,068	(2,068)	—
Dividends/distributions declared ($1.09 per Common Share/OP Unit)	—	—	—	—	(89,122)	(89,122)	(6,888)	(96,010)
Employee and trustee stock compensation, net	26	—	574	—	—	574	12,374	12,948
Repurchase of Common Shares	(2,294)	(2)	(55,109)	—	—	(55,111)	—	(55,111)
Noncontrolling interest distributions	—	—	—	—	—	—	(24,793)	(24,793)
Noncontrolling interest contributions	—	—	—	—	—	—	47,560	47,560
Comprehensive income	—	—	—	(2,098)	31,439	29,341	(47,627)	(18,286)
Reallocation of noncontrolling interests	—	—	4,556	—	—	4,556	(4,556)	—
Balance at December 31, 2018	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442	$2,081,947

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(66,038)	$21,204	$(15,698)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	149,793	125,443	117,549
Straight-line rents	(5,096)	(5,198)	(8,616)
Noncash lease expense	3,392	—	—
Net unrealized holding gains on investments	(72,391)	—	—
Distributions of operating income from unconsolidated affiliates	3,286	11,273	15,556
Equity in earnings and gains of unconsolidated affiliates	1,237	(8,922)	(9,302)
Stock compensation expense	10,912	10,957	12,948
Amortization of financing costs	5,169	7,577	6,008
Impairment charges	85,598	1,721	—
Gain on disposition of properties	(683)	(30,324)	(5,140)
Gain on debt extinguishment	(18,339)	—	—
Allowance for credit loss	24,770	2,625	(87)
Adjustments to straight-line rent reserves	22,074	1,776	2,620
Deferred gain on tax credits	—	(5,034)	—
Other, net	(8,753)	(11,627)	(11,768)
Changes in assets and liabilities:
Other liabilities	(4,208)	(4,466)	6,161
Lease liability - operating leases	(1,579)	—	—
Prepaid expenses and other assets	32	8,198	(7,168)
Rents receivable, net	(29,810)	342	(3,961)
Accounts payable and accrued expenses	3,199	1,632	(3,026)
Net cash provided by operating activities	102,565	127,177	96,076
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(21,208)	(319,673)	(147,985)
Acquisition of leasehold interests	—	(39,031)	—
Development, construction and property improvement costs	(40,483)	(89,270)	(94,834)
Proceeds from the disposition of properties, net	20,930	88,738	63,866
Investments in and advances to unconsolidated affiliates and other	(4,291)	(151,281)	(3,161)
Return of capital from unconsolidated affiliates and other	14,686	105,999	26,338
Issuance of or advances on notes receivable	(59,000)	(3,608)	(3,002)
Proceeds from notes receivable	—	15,250	26,000
Return of deposits for properties under contract	187	2,870	1,692
Payment of deferred leasing costs	(7,979)	(7,051)	(6,106)
Change in control of previously unconsolidated affiliate	950	—	573
Net cash used in investing activities	(96,208)	(397,057)	(136,619)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(55,449)	(168,211)	(81,726)
Principal payments on unsecured debt	(136,490)	(521,600)	(632,300)
Proceeds received on mortgage and other notes	7,261	326,268	187,173
Proceeds from unsecured debt	236,804	526,400	648,800
Payments of finance lease obligations	(903)	(2,749)	—
(Repurchase) proceeds from the sale of Common Shares	(22,386)	145,498	(55,111)
Capital contributions from noncontrolling interests	52,674	161,628	47,560
Distributions to noncontrolling interests	(31,461)	(101,370)	(31,568)
Dividends paid to Common Shareholders	(50,182)	(93,902)	(88,887)
Deferred financing and other costs	(2,311)	(6,920)	(4,219)
Net cash (used in) provided by financing activities	(2,443)	265,042	(10,278)
Increase (decrease) in cash and restricted cash	3,914	(4,838)	(50,821)
Cash of $15,845, $21,268 and $74,823 and restricted cash of $14,165, $13,580 and $10,846, respectively, beginning of year	30,010	34,848	85,669
Cash of $19,232, $15,845 and $21,268 and restricted cash of $14,692, $14,165 and $13,580, respectively, end of year	$33,924	$30,010	$34,848

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
(in thousands)	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $7,110 and $12,586 and $5,625 respectively	$72,392	$53,586	$61,832
Cash (received) paid for income taxes, net of refunds	$(329)	$730	$1,227

Supplemental disclosure of non-cash investing and financing activities
Assumption of accounts payable and accrued expenses through acquisition of real estate	$116	$4,666	$2,597
Notes receivable exchanged for real estate	$72,430	$13,530	$22,201
Adjustment to equity as a result of the CECL implementation	$400	$—	$—
Distribution declared and payable on January 15, 2020	$—	$26,914	$—
Right-of-use assets, finance leases (modified) obtained in exchange for finance lease liabilities	$(70,427)	$16,349	$—
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$—	$76,965	$—
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$33,189	$57,165	$—
Capital lease obligation exchanged for finance lease liability	$—	$71,111	$—
Other liabilities exchanged for operating lease liabilities	$—	$946	$—
Assumption of debt through investments in unconsolidated affiliates	$—	$4,688	$—
Debt exchanged for deferred gain on tax credits	$—	$(5,262)	$—
Other assets exchanged for deferred gain on tax credits	$—	$228	$—
Right of use assets, operating leases modified in exchange for finance lease liabilities	$(1,432)	$—	$—

Change in control of previously unconsolidated (consolidated) investment
Increase in real estate	$(135,190)	$828	$(31,836)
Decrease in investments in and advances to unconsolidated affiliates	96,816	(1,189)	35,881
Change in other assets and liabilities	1,238	12	(3,472)
Acquisition of noncontrolling interest asset	(588)	—	—
Decrease in notes receivable	38,674	—	—
Decrease in right-of-use assets, finance leases	—	11,051	—
Decrease in finance lease liability	—	(10,702)	—
Increase in cash and restricted cash upon change of control	$950	$—	$573

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust, a Maryland real estate investment trust (collectively with its subsidiaries, the “Company”) is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2020 and 2019, the Company controlled approximately 95% and 94% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of December 31, 2020, the Company has ownership interests in 131 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 56 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and collectively with Fund II, Fund III, and Fund IV, the “Funds”). The 187 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2020 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of December 31, 2020 (b, c)
Fund II and Mervyns II (c)	6/2004	28.33%	$369.6	$15.7	28.33%	8%	$169.8
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	568.8
Fund IV	5/2012	23.12%	469.5	60.5	23.12%	6%	193.1
Fund V	8/2016	20.10%	217.1	302.9	20.10%	6%	24.6

(a)	Amount represents the current economic ownership at December 31, 2020, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

During April 2018, a distribution of $15.0 million was made to the Fund II investors, including $4.3 million to the Operating Partnership, which amount was re-contributed to Fund II in April 2020. During June 2020, a distribution was made by Mervyn’s II to its investors which was re-contributed to Fund II in the amount of $7.5 million. During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share.

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

Tenant Operating Status (Unaudited) – The following table illustrates the percentage of the Company’s consolidated and unconsolidated annualized base rents (“ABR”) derived from stores which were open or partially open for business as of the dates indicated:

	Percentage of Tenants Open for Business as of
	June 30, 2020	September 30, 2020	December 31 , 2020

Core	74%	86%	88%
Fund	74%	88%	82%

Rent Collections –The following table depicts collections of pre-COVID billings (original contract rents without regard to deferral or abatement agreements) and excludes the impact of any security deposits applied against tenant accounts as of the dates shown:

	Collections as of:
	September 30, 2020 for		December 31, 2020 for
	Second Quarter 2020	Third Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020

Core	74%	85%	76%	87%	91%
Fund	65%	77%	67%	79%	82%

Earnings Impact

– During the year ended December 31, 2020, the Company assessed its reserves for collection losses with respect to its billed receivables and straight-line rents receivable which were negatively impacted by the COVID-19 Pandemic. The Company also entered into agreements with selected tenants for rent forgiveness related to the COVID-19 Pandemic which were recorded in the period the rent was forgiven. In addition, the Company determined that several properties were impaired at December 31, 2020 and March 31, 2020 (Note 8). These collection losses, and rent abatements were recorded as a reduction of rental income in the consolidated statements of operations. The rental income reductions and impairment charges impacted net earnings and segment performance as follows:

	Year Ended December 31, 2020
	Consolidated	Non-Controlling Interests	Unconsolidated	Attributable to Acadia

Credit Loss - Billed Rents
Core	$12,870	$(37)	$1,564	$14,397
Funds	11,901	(9,969)	1,017	2,949
Total	24,771	(10,006)	2,581	17,346

Straight - Line Rent Reserves
Core	8,413	(86)	509	8,836
Funds	13,660	(11,184)	1,263	3,739
Total	22,073	(11,270)	1,772	12,575

Rent Abatements
Core	1,616	—	868	2,484
Funds	419	(381)	56	94
Total	2,035	(381)	924	2,578

Impairment charges
Core	419	—	—	419
Funds	85,179	(65,004)	—	20,175
Total	85,598	(65,004)	—	20,594

COVID Earnings Impact
Core	23,318	(123)	2,941	26,136
Funds	111,159	(86,538)	2,336	26,957
Total	$134,477	$(86,661)	$5,277	$53,093

Other Impacts

•

Rent Concession Agreements – During the year ended December 31, 2020, the Company executed 288 rent concession arrangements with tenants including 226 agreements for rent deferral, 60 agreements for rent abatements and two modification. Of these deferral agreements, 217 were accounted for as if no changes to the contract were made and therefore there were no changes to the current or future recognition of revenue and $10.7 million of deferred receivables, excluding allowance for doubtful accounts of $2.4 million, are included in Rents receivable in the consolidated balance sheet at December 31, 2020. The impact of the rent abatements is depicted in the table above.

•

Occupancy (Unaudited) – At December 31, 2020, the Company’s pro rata Core and Fund leased occupancy rates were 90.9% and 88.3%, respectively, compared to 91.1% and 89.8%, respectively, at September 30, 2020 reflecting primarily non-renewals and terminations due to the COVID-19 Pandemic.

•

Bankruptcy Risk – Through December 31, 2020 there have been numerous bankruptcies of national retailers, some of which are tenants of the Company. Of these bankruptcies, the Core Portfolio has four operating stores, with ABR attributable to Acadia totaling $1.2 million, or 0.9% of Core ABR, and the Fund Portfolio has six operating stores, with ABR attributable to Acadia totaling $0.1 million, or 0.7% of Fund ABR, for which it is possible that these leases may be rejected in the future. During the fourth quarter of 2020, five Core Portfolio and 11 Fund tenants emerged from bankruptcy and resumed their leases with Acadia.

•	On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES

Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 Pandemic. The Company did not borrow any funds under the SBA Paycheck Protection Program and CARES Act did not have a material effect on the Company, its financial condition, results of operations, or liquidity for 2020.

See Note 16 for updates to some of these results through January 31, 2021.

Basis of Presentation

Segments

At December 31, 2020, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control in accordance with FASB Accounting Standards Codification Topic 810 “Consolidation.” The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net (loss) income.

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

Reclassifications

Certain prior year amounts with regard to right-of-use assets – operating leases, lease liabilities – operating leases and credit losses have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Furniture and fixtures             Useful lives, ranging from five years to 10 years

Tenant improvements            Shorter of economic life or lease terms

Purchase Accounting – Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases) and acquired liabilities in accordance with ASC Topic 805, “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocates the acquisition price based on these assessments. When acquisitions of properties do not meet the criteria for business combinations, no goodwill is recorded and acquisition costs are capitalized.

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

In determining the value of acquired in-place leases, the Company considers market conditions at the time of the transaction and values the costs to execute similar leases during the expected lease-up period from vacancy to existing occupancy, including carrying costs. The value assigned to in-place leases and tenant relationships is amortized over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off.

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

Real Estate Impairment – The Company reviews its real estate, real estate under development and right-of-use assets for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its estimated fair value. See Note 8 for information about impairment charges recorded during the periods presented.

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

Notes Receivable

Notes receivable include certain loans that are held for investment and are collateralized by real estate-related investments and may be subordinate to other senior loans. Notes receivable are reported net of allowance for credit loss and are recorded at stated principal amounts or at initial investment less accretive yield for loans purchased at a discount, which is accreted over the life of the note. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectability of both principal and interest based upon an assessment of the underlying collateral value to determine whether it is impaired. Allowance for credit loss represents management’s estimate of future losses based on national historical economic loss rates for similar obligations, management’s estimate of future economic impacts and factors specific to the borrower. Certain of the Company’s loans are considered “collateral dependent” in that settlement of the amount is likely to be achieved by obtaining access to the collateral (e.g. notes in default). The same valuation techniques are used to value the collateral for such collateral dependent instruments as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of notes outstanding, the Company believes the characteristics of its notes are not sufficiently similar to allow an evaluation as a group for credit loss allowance. As such, all of the Company’s notes are evaluated individually for this purpose. Interest income on performing notes is accrued as earned. A note is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Income accrual is generally suspended for loans when recovery of income and principal becomes doubtful. Interest received is then recorded as a reduction in the outstanding principal balance until the accrual is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms of the notes.

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

To the extent that the Company’s carrying basis in an unconsolidated affiliate is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in (loss) earnings of unconsolidated affiliates the joint venture.

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

Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. The Company identifies its noncontrolling interests separately within the equity section on the Company’s consolidated balance sheets. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s consolidated statements of operations. Noncontrolling interests also include amounts related to common and preferred OP Units issued to unrelated third parties in connection with certain property acquisitions. In addition, the Company periodically issues common OP Units and LTIPs to certain employees of the Company under its share-based incentive program. Unit holders generally have the right to redeem their units for Common Shares subject to blackout and other limitations. Common and restricted OP Units are included in the caption Noncontrolling interest within the equity section on the Company’s consolidated balance sheets.

Revenue Recognition and Accounts Receivable

Effective January 1, 2019, and as further described below, the Company accounts for its leases under ASC 842. Pursuant to ASC 842, the Company has made an accounting policy election to not separate the non-lease components from its leases, such as common area maintenance, and has accounted for each of its leases as a single lease component. In addition, the Company has elected to account only for those taxes that it pays on behalf of the tenant as reimbursable costs and will not account for those taxes paid directly by the tenant. Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. As of December 31, 2020 and 2019, unbilled rents receivable relating to the straight-lining of rents of $41.4 million and $48.4 million, respectively, are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company assesses the collectability of its accounts receivable related to tenant revenues. The Company applies the guidance under ASC 842 in assessing its rents receivable: if collection of rents under specific operating leases is not probable, then the Company recognizes the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this initial assessment is completed, the Company applies a general reserve, as provided under ASC 450-20, if applicable. Rents receivable at December 31, 2020 and 2019 are shown net of an allowance for doubtful accounts of $45.4 million and $11.4 million, respectively. Rental income for the years ended December 31, 2020, 2019 and 2018 are reported net of adjustments of $46.8 million, $4.4 million and $2.5 million respectively, to allowance for doubtful accounts reflecting additional reserves, net of write-offs and recoveries, during 2020 due to the impact of the COVID-19 Pandemic (Note 1).

Stock-Based Compensation

Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. The Company recognizes these compensation costs for only those shares or units expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. The Company includes stock-based compensation within general and administrative expense on the consolidated statements of operations.

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

The Tax Cut and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018. This new legislation did not have a material adverse effect on the Company’s business and allows non-corporate shareholders to deduct a portion of the Company’s dividends.

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

The recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) temporarily relaxes existing limitations on the use and carryback of net operating losses incurred by our TRSs. Net operating losses generated in taxable years beginning in 2018, 2019 or 2020 can be carried back to the preceding 5 years. In addition, TRSs can fully offset their taxable income for taxable years beginning before 2021 using net operating loss carrybacks and carryforwards and can fully offset their taxable income for taxable years beginning after 2020 using pre-2018 net operating loss carryforwards. Any post-2017 net operating loss carryforwards can be used to offset up to 80% of taxable income after using pre-2018 net operating loss carryforwards. In 2020, the Company carried back $3.1 million of net operating losses, resulting in a refund of $1.0 million.

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In 2019 and 2020, the Company recorded valuation allowances to reduce deferred tax assets when it determined that an uncertainty existed regarding their realization, which increased the provision for income taxes. In making such determination, the Company considered all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carry-forwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business. To the extent facts and circumstances change in the future, further adjustments to the valuation allowances may be required.

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

ASU 2016-13, and its related ASUs have been adopted by the Company effective January 1, 2020. Retrospective adjustments were applied through a cumulative-effect adjustment to distributions in excess of accumulated earnings in shareholders equity. Upon implementation of ASU 2016-13 and other related guidance, the Company recorded loan loss allowances related to its Structured Financing portfolio (Note 3) of $0.4 million with a cumulative effect adjustment to distributions in excess of accumulated earnings. The Company recorded a credit loss allowance of $0.3 million during year ended December 31, 2020. Effective January 1, 2020, the Company has implemented a new methodology for computing credit losses for its Structured Financing portfolio under ASC 326 (as further described in Note 3), however, the Company has not made any changes to its accounting policies for accounting for credit losses for its receivables arising from operating leases.

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

Other Accounting Topics

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

On April 8, 2020, the FASB issued a Q&A allowing for reporting entities to make an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. This election is available for concessions that result in the total cash flows required by the modified contract being substantially the same or less than total cash flows required by the original contract. Effective April 1, 2020, the Company has made the accounting policy election noted above. The Company entered into concession agreements both as lessor and lessee during the year ended December 31, 2020 (Note 1). The Company expects that it will grant further concessions during subsequent periods.

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

During October 2020, the SEC issued new rules modernizing certain Regulation S-K disclosure requirements. The final rule is intended to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. These changes will be effective for all filings on or after November 7, 2020. The Company has made minor disclosure changes to the "Business" and "Risk Factors" sections of this Form 10-K.

In October 2020, the FASB issued ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The amendments in this Update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2020. Early application is not permitted. Currently, the Company does not have any such callable debt securities. As a result, the implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848) which modifies ASC 848 (ASU 2020-04 discussed above), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. Currently, the Company does not have any cleared trades. As a result, the implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	December 31, 2020	December 31, 2019
Land	$776,275	$756,297
Buildings and improvements	2,848,781	2,740,479
Tenant improvements	191,046	173,686
Construction in progress	5,751	13,617
Right-of-use assets - finance leases (Note 11)	25,086	102,055
Total	3,846,939	3,786,134
Less: Accumulated depreciation and amortization	(586,800)	(490,227)
Operating real estate, net	3,260,139	3,295,907
Real estate under development	247,349	253,402
Net investments in real estate	$3,507,488	$3,549,309

Acquisitions and Conversions

During the years ended December 31, 2020 and 2019, the Company acquired the following consolidated retail properties and other real estate investments (dollars in thousands):

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

For the years ended December 31, 2020 and 2019, the Company capitalized acquisition costs of $1.3 million and $2.6 million, respectively. No debt was assumed in any of the 2020 Acquisitions and Conversions or 2019 Acquisitions. Conversions represent notes receivable that were converted to an interest in the underlying collateral in a non-cash transaction.

Purchase Price Allocations

The purchase prices for the 2020 Acquisitions and Conversions and 2019 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net Assets Acquired
Land	$25,440	$78,263
Buildings and improvements	123,459	221,185
Accounts receivable, prepaids and other assets	5,770	—
Acquisition-related intangible assets (Note 6)	23,061	34,972
Right-of-use asset - Operating lease (Note 11)	234	—
Acquisition-related intangible liabilities (Note 6)	(4,569)	(10,081)
Lease liability - Operating lease (Note 11)	(234)	—
Accounts payable and other liabilities	(1,009)	—
Net assets acquired	$172,152	$324,339

Consideration
Cash	$21,208	$319,673
Conversion of note receivable	38,674	—
Conversion of accrued interest	1,995	—
Liabilities assumed	116	4,666
Existing interest in previously unconsolidated investment	109,571	—
Acquisition of noncontrolling interests	588	—
Total consideration	$172,152	$324,339

Dispositions

During the years ended December 31, 2020 and 2019, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2020 Dispositions
163 Highland Ave. (Easement) - Needham, MA	Core	Mar 19, 2020	$238	$88
Colonie Plaza - Albany, NY	Fund IV	Apr 13, 2020	15,250	485
Airport Mall (Parcel) - Bangor, ME	Fund IV	Sep 10, 2020	400	24
Cortlandt Crossing (Sewer Project and Retention Pond) - Cortlandt, NY	Fund III	Nov 30, 2020	6,325	—
Union Township (Parcel) - New Castle, PA	Core	Dec 11, 2020	200	86
Total 2020 Dispositions			$22,413	$683

2019 Dispositions
3104 M Street - Washington, DC (Note 4)	Fund III	Jan 24, 2019	$10,500	$2,014
210 Bowery - 3 Residential Condos - New York, NY	Fund IV	May 17, 2019 Sep 23, 2019 Nov 7, 2019	8,826	(242)
JFK Plaza - Waterville, ME	Fund IV	Jul 24, 2019	7,800	2,075
3780-3858 Nostrand Avenue - New York, NY	Fund III	Aug 22, 2019	27,650	2,562
938 W North Avenue - Chicago, IL	Fund IV	Sep 27, 2019	32,000	7,144
Pacesetter Park - Pomona, NY	Core	Oct 28, 2019	22,550	16,771
Total 2019 Dispositions			$109,326	$30,324

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues	$724	$9,786	$14,010
Expenses	(1,018)	(8,561)	(11,946)
Gain on disposition of properties	683	30,324	5,140
Net income attributable to noncontrolling interests	(127)	(10,770)	(5,131)
Net income attributable to Acadia	$262	$20,779	$2,073

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2020		Year Ended December 31, 2020			December 31, 2020
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$60,863	$—	$3,012	$—	—	$63,875
Fund II (a)	—	10,703	66,812	3,612	6,470	—	74,657
Fund III	1	36,240	—	70	13,171	1	23,139
Fund IV (b)	2	145,596	—	1,368	61,286	2	85,678
Total	3	$253,402	$66,812	$8,062	$80,927	3	$247,349

(a)	Transfers in include $33.8 million of non-cash Fund II additions obtained through the conversion of a note receivable (Note 3).
(b)	Transfers out include impairment charges totaling $16.5 million on two Fund IV development properties (Note 8).

	January 1, 2019		Year Ended December 31, 2019			December 31, 2019
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	1	$7,759	$57,342	$5,581	$9,819	—	$60,863
Fund II	—	7,462	—	3,241	—	—	10,703
Fund III	1	21,242	12,313	2,685	—	1	36,240
Fund IV	1	83,834	47,689	14,073	—	2	145,596
Total	3	$120,297	$117,344	$25,580	$9,819	3	$253,402

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. Fund II amounts relate to the City Point Phase III project and a portion of Phase II.

During the year ended December 31, 2020, the Company:

•	placed a portion of one Fund III property, Cortlandt Crossing, into service
•	converted, in a non-cash transaction, a note receivable in exchange for construction improvements in the amount of $33.8 million (Note 3)
•	recognized impairment charges totaling $16.5 million on two Fund IV properties (Note 8) including 717 N. Michigan Avenue and 110 University Place
•	placed a portion of one Fund IV property, 146 Geary Street, into service, which was subsequently impaired (Note 8)
•	placed a portion of Fund II’s City Point Phase II into development
•

suspended certain development projects due to aforementioned disruptions related to the COVID-19 Pandemic. Substantially all remaining development and redevelopment costs are discretionary and dependent upon the resumption of tenant interest.

During the year ended December 31, 2019, the Company placed 1238 Wisconsin, an unconsolidated Core Portfolio property (Note 4) and the following consolidated projects into development:

•	a portion of City Center (Core)
•	a portion of Cortlandt Crossing (Fund III)
•	a portion of 110 University Place (Fund IV, Note 11); and
•	its 146 Geary Street property (Fund IV)

During the year ended December 31, 2019, the Company placed one Core Portfolio development project, 56 E. Walton, into service.

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

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	December 31,	December 31,	December 31, 2020
Description	2020	2019	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$96,794	$76,467	6	Apr 2020 - Dec 2027	2.81% - 9.00%
Fund II	—	33,170	—	Dec 2020	1.75%
Fund III	5,306	5,306	1	Jul 2020	18.00%
Total notes receivable	102,100	114,943
Allowance for credit loss	(650)	—
Notes receivable, net	$101,450	$114,943	7

(a)	Includes two notes receivable from OP Unit holders, with balances totaling $6.5 million at December 31, 2020 and 2019.

During the year ended December 31, 2020, the Company:

•	exchanged its Brandywine Note Receivable of $38.7 million plus accrued interest of $2.0 million for the remaining 24.78% undivided interest in Town Center on April 1, 2020 (Note 4);
•	recorded credit loss reserves of $0.4 million upon the adoption of ASC 326 (Note 1);
•

converted $33.8 million balance of a Fund II note receivable for interest in real estate on November 2, 2020 (Note 2). Prior to the exchange, the note had been increased by the interest accrued during 2020 of $0.6 million;

•	made a Core loan for $54.0 million with an interest rate of 9% structured as a redeemable preferred equity investment in a property at 850 Third Avenue in Brooklyn, New York on January 14, 2020;
•

issued a new Core Portfolio note for $5.0 million with an interest rate of 8% collateralized by our partner’s 50% share of the LUF Portfolio (Note 4) in Washington, D.C. effective February 1, 2020; and

•	recorded additional credit loss reserves of $0.3 million related to new transactions and recent market volatility.

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at December 31, 2020 and December 31, 2019. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan, and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. In addition, one Fund III note receivable aggregating $10.0 million, including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) matured on July 1, 2020 and was not repaid. The Company has issued the borrower a notice of maturity default. The Company has determined for each loan that the collateral is sufficient to cover the loan’s carrying value at December 31, 2020. In addition, there are certain personal guarantees associated with these notes receivable.

During the year ended December 31, 2019, the Company:

•	redeemed its $15.3 million Fund IV investment plus accrued interest of $10.0 million;
•	provided seller financing to the buyer in the amount of $13.5 million with an effective interest rate of 5.1%, collateralized by Pacesetter Park, in connection with the sale of the property (Note 2);
•	funded an additional $4.3 million on a Core Portfolio note receivable from an OP Unit holder;
•	increased the balance of a Fund II note receivable by the interest accrued of $0.4 million;
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

Earnings from these notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 12). See Note 16 for information about investments subsequent to December 31, 2020.

The Company’s estimated reserve for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United Sates for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, for non-collateral dependent loans with a total amortized cost of $77.7 million, inclusive of accrued interest of $5.2 million, credit loss reserves have been recorded aggregating $0.7 million at December 31, 2020. For certain loans in this portfolio, aggregating $38.3 million, inclusive of accrued interest of $8.7 million, at December 31, 2020, the Company has elected to apply a practical expedient in accordance with ASC 326 and did not establish a credit loss reserve because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at December 31, 2020, the Company determined that the estimated fair value of the collateral at the expected realization date for these three loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	December 31,	December 31,
Portfolio	Property	December 31, 2020	2020	2019
Core:
	840 N. Michigan (a)	88.43%	$55,863	$61,260
	Renaissance Portfolio	20%	29,270	31,815
	Gotham Plaza	49%	28,683	29,466
	Town Center (a, b)	100%	—	97,674
	Georgetown Portfolio	50%	4,624	4,498
	1238 Wisconsin Avenue	80%	2,571	1,194
			121,011	225,907

Mervyns I & II:	KLA/ABS (c)	36.7%	72,391	402

Fund III:
	Fund III Other Portfolio	94.23%	—	17
	Self Storage Management (d)	95%	207	207
			207	224
Fund IV:
	Broughton Street Portfolio (e)	100%	—	12,702
	Fund IV Other Portfolio	98.57%	11,719	14,733
	650 Bald Hill Road	90%	12,550	12,450
			24,269	39,885

Fund V:	Family Center at Riverdale (a)	89.42%	11,824	13,329
	Tri-City Plaza (h)	90%	7,024	10,250
	Frederick County Acquisitions	90%	10,837	15,070
			29,685	38,649

Various:	Due from (to) Related Parties		363	(1,902)
	Other (f)		1,881	1,932
	Investments in and advances to unconsolidated affiliates		$249,807	$305,097

Core:
	Crossroads (g)	49%	$15,616	$15,362
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,616	$15,362

(a)	Represents a tenancy-in-common interest.
(b)	During November 2017, March 2018 and April 2020, as discussed below, the Company gradually increased its ownership to 100% and consolidated Town Center.
(c)	Includes an interest in Albertsons (at fair value at December 31, 2020 and at cost at December 31, 2019, as described below (Note 8).
(d)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(e)	During May 2020, as discussed below, the Company increased its ownership in Broughton Street Portfolio to 100% and consolidated the underlying properties.
(f)	Includes cost-method investments in, Storage Post, Fifth Wall and other investments.
(g)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

Core Portfolio

Acquisition of Unconsolidated Investments

On January 24, 2019, the Renaissance Portfolio, in which the Company owns a 20% noncontrolling interest, acquired a 7,300 square foot property in Fund III’s 3104 M Street property located in Washington, D.C. for $10.7 million (Note 2) less the assumption of the outstanding mortgage of $4.7 million.

On August 8, 2019, the Company invested $1.8 million in Fifth Wall Ventures Retail Fund, L.P. (“Fifth Wall”). During the fourth quarter 2019, the Company invested another $0.2 million. The Company’s total commitment is $5.0 million. The Company accounts for its interest at cost less impairment given its ownership is less than five percent, and the Company has virtually no influence over the partnership’s operating and financial policies. During the fourth quarter of 2020, the Company impaired $0.4 million for this investment (Note 8) reflecting management’s estimate of fair value at that date. At December 31, 2020, the Company’s investment was $1.7 million.

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

Brandywine Portfolio, Market Square and Town Center

The Company owns an interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio” joint venture) located in Wilmington, Delaware, which includes two properties referred to as “Market Square” and “Town Center.” Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During April 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy-in-common interest, as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company de-consolidated the Brandywine Portfolio and accounted for its interest under the equity method of accounting effective May 1, 2016. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying net assets were unchanged, the Company reflected the change from consolidation to equity method based upon its historical cost. The Brandywine Portfolio and Market Square ventures do not include the property held by Acadia Brandywine Holdings, LLC (“Brandywine Holdings”), an entity in which the Company had a 22.22% controlling interest (until it acquired the noncontrolling interest during 2020 as discussed in Note 7) and which is consolidated by the Company.

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

On April 1, 2020, the Company exchanged the remaining $38.7 million of Brandywine Notes Receivable (Note 3), plus accrued interest of $2.0 million for the remaining 24.78% interest in Town Center, thereby obtaining a 100% controlling interest in the property. The property was then consolidated (Note 2) and the Company recorded the remaining interest in the property investment at the carrying value of the notes.

Fund Investments

Acquisitions of Unconsolidated Investments

On March 19, 2019, Fund V obtained an 99.35% interest in a joint venture which in turn obtained a 90% undivided interest in a 428,000 square-foot property located in Riverdale, Utah referred to as “Family Center at Riverdale” for $48.5 million. The property is held by the venture as a tenancy in common. The Company accounts for its interest in the Family Center at Riverdale under the equity method of accounting as it does not control but exercises significant influence over the investment.

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

Broughton Street Portfolio

During 2014, Fund IV acquired 50% interests in two joint ventures referred to as “BSP I” and “BSP II” with the same venture partner to acquire and operate a total of 23 properties in Savannah, Georgia referred to as the “Broughton Street Portfolio.” Since that time, as described below, the ventures have sold eight of the properties and terminated the master leases on two of the properties. In October 2018, the venture partner relinquished its interest in BSP I, resulting in Fund IV becoming the 100% owner of the BSP I venture, which holds 11 consolidated properties (Note 2).

On May 26, 2020, pursuant to the buy-sell provisions of the operating agreement of the Broughton Street Portfolio, Fund IV acquired all of the third-party equity of BSP II, which underlies two properties within Broughton Street Portfolio, for $1.3 million in a non-monetary exchange. These two BSP II properties were consolidated during the second quarter of 2020.

Storage Post

On June 29, 2019, Fund III’s Storage Post venture, which is a cost method investment with no carrying value distributed $1.6 million, of which the Operating Partnership’s share was $0.4 million.

Albertsons

During 2006, as part of a series of investments with a consortium of other investors known as the “RCP Venture”, Mervyns II acquired an indirect interest in Albertsons Companies, Inc., a private chain of grocery stores (“Albertsons”) through two 36.67% owned entities (KLA A Investments, LLC and ABS Opportunities, LLC, “KLA/ABS”). Its investment (the “Investment in Albertsons”) has been accounted for under the cost method as Mervyns II has no influence over operating and financial policies of KLA/ABS. Subsequent to the initial investment in 2006, Mervyns II received distributions from its Investment in Albertsons in excess of its initial contribution, which has been recognized in earnings. During the second and fourth quarters of 2020, Mervyns II realized gains of approximately $22.8 million and $0.4 million, respectively, from its Investment in Albertsons. The realized gains during the second quarter of 2020 resulted from the issuance and distribution of proceeds from a preferred equity investment and a sale of a portion of its investment in an initial public offering of Albertsons, both of which occurred in June 2020. Following these transactions, Mervyns II has retained an effective indirect ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons, which it has accounted for at fair value following the initial public offering given the readily determinable fair value, resulting in an unrealized gain of approximately $64.9 million. During the year ended December 31, 2020, the Company recorded an additional net unrealized holding gain of $7.5 million reflecting the change in fair value of its Investment in Albertsons. The Company has reflected both the realized and net unrealized gain or loss as Realized and unrealized holding gains on investments and other within its consolidated statements of operations for the year ended December 31, 2020. The Company has an effective ownership interest of 28.33% in Mervyns II.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in other revenues in the consolidated statements of operations.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $2.1 million and $1.3 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates (in thousands):

	December 31, 2020	December 31, 2019
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$563,997	$656,265
Real estate under development	14,517	1,341
Other assets	61,969	85,540
Total assets	$640,483	$743,146
Liabilities and partners’ equity:
Mortgage notes payable	$512,490	$502,036
Other liabilities	74,872	77,785
Partners’ equity	53,121	163,325
Total liabilities and partners’ equity	$640,483	$743,146

Company's share of accumulated equity	$100,767	$186,864
Basis differential	55,017	100,962
Deferred fees, net of portion related to the Company's interest	3,565	1,270
Amounts receivable/payable by the Company	363	(1,902)
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	159,712	287,194
Cost method investments	74,479	2,541
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,616	15,362
Investments in and advances to unconsolidated affiliates	$249,807	$305,097

	Year Ended December 31,
	2020	2019	2018
Combined and Condensed Statements of Operations
Total revenues	$73,478	$88,893	$79,555
Operating and other expenses	(26,389)	(24,932)	(22,957)
Interest expense	(20,172)	(21,874)	(19,954)
Depreciation and amortization	(28,102)	(25,358)	(22,228)
Loss on disposition of properties	—	—	(1,673)
Net (loss) income attributable to unconsolidated affiliates	$(1,185)	$16,729	$12,743

Company’s share of equity in net (loss) income of unconsolidated affiliates	$965	$11,772	$12,345
Basis differential amortization	(2,202)	(2,850)	(3,043)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(1,237)	$8,922	$9,302

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	December 31, 2020	December 31, 2019
Other Assets, Net:
Lease intangibles, net (Note 6)	$100,732	$116,820
Deferred charges, net (a)	30,488	28,746
Prepaid expenses	17,468	18,873
Accrued interest receivable	13,917	9,872
Due from seller	3,682	3,682
Income taxes receivable	2,433	1,755
Other receivables	2,058	3,996
Deposits	1,728	1,853
Corporate assets, net	1,302	1,565
Derivative financial instruments (Note 8)	1	2,583
Deferred tax assets	—	913
	$173,809	$190,658

(a) Deferred Charges, Net:
Deferred leasing and other costs	$57,533	$49,081
Deferred financing costs related to line of credit	11,341	10,051
	68,874	59,132
Accumulated amortization	(38,386)	(30,386)
Deferred charges, net	$30,488	$28,746

Accounts Payable and Other Liabilities:
Derivative financial instruments (Note 8)	$90,139	$39,061
Lease intangibles, net (Note 6)	76,434	82,926
Accounts payable and accrued expenses	53,031	68,838
Deferred income	31,842	33,682
Tenant security deposits, escrow and other	12,178	12,590
Lease liability - finance leases, net (Note 11)	6,287	77,657
	$269,911	$314,754

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

Intangible assets and liabilities are included in Other assets and Accounts payable and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$268,335	$(171,856)	$96,479	$249,961	$(137,108)	$112,853
Above-market rent	19,188	(14,935)	4,253	17,227	(13,260)	3,967
	$287,523	$(186,791)	$100,732	$267,188	$(150,368)	$116,820

Amortizable Intangible Liabilities
Below-market rent	$(164,923)	$88,951	$(75,972)	$(160,721)	$78,315	$(82,406)
Above-market ground lease	(671)	209	(462)	(671)	151	(520)
	$(165,594)	$89,160	$(76,434)	$(161,392)	$78,466	$(82,926)

During the year ended December 31, 2020, the Company acquired in-place lease intangible assets of $21.0 million, above-market rents of $2.0 million, and below-market rents of $4.6 million with weighted-average useful lives of 4.9, 5.8, and 20.2 years, respectively. During the year ended December 31, 2019, the Company acquired in-place lease intangible assets of $36.1 million, above-market rents of $0.6 million, and below-market rents of $10.4 million with weighted-average useful lives of 7.9, 6.7, and 21.7 years, respectively.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2020 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2021	$6,920	$(24,599)	$58	$(17,621)
2022	6,251	(18,089)	58	(11,780)
2023	5,784	(13,428)	58	(7,586)
2024	5,433	(9,486)	58	(3,995)
2025	4,767	(8,376)	58	(3,551)
Thereafter	42,564	(22,501)	172	20,235
Total	$71,719	$(96,479)	$462	$(24,298)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	December 31,	December 31,	Maturity Date at	December 31,	December 31,
	2020	2019	December 31, 2020	2020	2019
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-6.00%	Feb 2024 - Apr 2035	$147,810	$176,176
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jan 2023 - Nov 2028	80,500	81,559
Total Core Mortgages Payable				228,310	257,735
Fund II Fixed Rate	—	4.75%		—	200,000
Fund II Variable Rate	LIBOR+3.00% - PRIME+2.00%	LIBOR+3.00%	Mar 2022 - May 2022	228,282	24,225
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	Nov 2021	18,803	19,073
Total Fund II Mortgages Payable				247,085	243,298
Fund III Variable Rate	LIBOR+2.75%-LIBOR+3.10%	LIBOR+2.75%-LIBOR+3.10%	Jun 2021 - Jul 2022	71,918	74,554
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	6,726	8,189
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.40%	LIBOR+1.60%-LIBOR+3.40%	Feb 2021 - Oct 2025	175,009	157,015
Fund IV Variable Rate - Swapped (a)	3.48%-4.61%	3.48%-4.61%	Apr 2022 - Dec 2022	66,590	102,699
Total Fund IV Mortgages Payable				248,325	267,903
Fund V Variable Rate	LIBOR+1.50%-LIBOR+2.20%	LIBOR+1.50%-LIBOR+2.20%	Feb 2021 - Dec 2024	1,354	1,387
Fund V Variable Rate - Swapped (a)	2.95%-4.78%	2.95%-4.78%	Feb 2021 - Dec 2024	334,323	334,626
Total Fund V Mortgage Payable				335,677	336,013
Net unamortized debt issuance costs				(6,507)	(10,078)
Unamortized premium				548	651
Total Mortgages Payable				$1,125,356	$1,170,076
Unsecured Notes Payable
Core Variable Rate Unsecured Term Loans	LIBOR+2.55%	—	Jun 2021	$30,000	$—
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-5.02%	2.49%-5.02%	Mar 2023	350,000	350,000
Total Core Unsecured Notes Payable				380,000	350,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.65%	Sep 2021	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.90%-LIBOR+2.00%	LIBOR+1.65%-LIBOR+2.00%	Jun 2021 - Dec 2021	80,089	87,625
Fund V Subscription Facility	LIBOR+1.60%	—	May 2021	250	—

Net unamortized debt issuance costs				(256)	(305)
Total Unsecured Notes Payable				$500,083	$477,320
Unsecured Line of Credit
Core Unsecured Line of Credit -Swapped (a)	2.49%-5.02%	2.49%-5.02%	Mar 2022	$138,400	$60,800

Total Debt - Fixed Rate (b, c )				$1,143,152	$1,403,324
Total Debt - Variable Rate (d)				626,902	314,604
Total Debt				1,770,054	1,717,928
Net unamortized debt issuance costs				(6,763)	(10,383)
Unamortized premium				548	651
Total Indebtedness				$1,763,839	$1,708,196

(a)

At December 31, 2020, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.75% to LIBOR + 3.10% for Fund III variable-rate debt; LIBOR + 1.75% to LIBOR +2.25% for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $988.6 million and $948.8 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Fixed-rate debt at December 31, 2020 and 2019 includes $3.2 million and $70.2 million, respectively of Core swaps that may be used to hedge debt instruments of the Funds.
(d)	Includes $139.2 million and $143.3 million, respectively, of variable-rate debt that is subject to interest cap agreements.

Credit Facility

On February 20, 2018, the Company entered into a $500.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $150.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at LIBOR + 1.40% and a $350.0 million senior unsecured term loan (the “Term Loan”) which bears interest at LIBOR + 1.30%.

On October 8, 2019, the Company modified the Credit Facility, which provided for a $100.0 million increase in the Revolver. This amendment resulted in borrowing capacity of up to $600.0 million in principal amount, which includes a $250.0 million revolving credit facility maturing on March 31, 2022, subject to an extension option, and a $350.0 million Term Loan expiring on March 31, 2023. In addition, the amendment provides for revisions to the accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $750.0 million. On December 17, 2020, the Company modified certain of its financial covenants on its Credit Facility, along with its $30.0 million Core Term Loan, which had no impact on its borrowing capacity.

Mortgages Payable

During the year ended December 31, 2020, the Company:

•

extended the maturity date of a $200.0 million Fund II loan from May 2020 to May 2022. In addition, the Company extended seven Fund mortgages, two of which were extended for one year during the first quarter with aggregate outstanding balances of $46.0 million at December 31, 2020, two of which was extended for one year during the second quarter with an aggregate outstanding balance of $51.3 million at December 31, 2020, one of which were extended for one year during the third quarter with aggregate outstanding balances of $40.0 million at December 31, 2020, and two of which were extended for a minimum of one year during the fourth quarter with aggregate outstanding balances of $88.0 million at December 31, 2020;

•

modified the terms of one Fund IV $23.8 million mortgage, which had $18.9 million outstanding, in June 2020 to adjust the allowable timing of draws. At closing, an additional $1.0 million was drawn and in July 2020 an additional $0.9 million was drawn. The Company also modified one Fund III and two Fund IV loans aggregating $103.4 million requiring the repayment of $11.5 million;

•

entered into two swap agreements in February 2020 each with notional values of $50.0 million, which are not effective until April 2022 and April 2023. In July 2020, two previously-executed forward swap agreements took effect with current notional values as of December 31, 2020 of $30.4 million each (Note 8);

•

repaid one Core mortgage of $26.3 million in connection with the litigation settlement discussed below and one Fund IV mortgage of $11.6 million in connection with the sale of Colonie Plaza in April 2020 (Note 2); and

•	made scheduled principal payments of $6.1 million.

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

At December 31, 2020 a Fund mortgage and a Fund IV term loan aggregating $115.2 million, or $27.1 million at the Company’s share, had not met their liquidity requirements. In addition, at that same date, three Fund mortgages aggregating $124.1 million, or $25.6 million at the Company’s share, had not met their debt yield and/or debt service coverage ratio requirements. Some of these lenders may require cash sweeps of property rents until these conditions are remedied.

At December 31, 2020 and 2019, the Company’s mortgages were collateralized by 42 and 44 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company is not in default on any of its loan agreements, except as noted below. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

The mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at  December 31, 2019. The loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. By maturity, the loan was in default. The loan bore interest at a stated rate of approximately 6.00% and was subject to additional default interest of 5.00%. In April 2017, the successor to the original lender, Wilmington – 5190 Brandywine Parkway, LLC (the “Successor Lender”), initiated lawsuits against Brandywine Holdings in Delaware Superior Court and Delaware Court of Chancery for, among other things, judgment on the note (the “Note Complaint”) and foreclosure on the property. In a contemporaneously filed action in Delaware Superior Court (the “Guaranty Complaint”), the Successor Lender also initiated a lawsuit against the Operating Partnership as guarantor of certain guaranteed obligations of Brandywine Holdings set forth in a non-recourse carve-out guaranty executed by the Operating Partnership. The Guaranty Complaint alleged that the Operating Partnership was liable for the original principal, accrued interest, default interest, late charges as well as fees, costs and protective advances, under the Brandywine Loan, which the Successor Lender alleged totaled approximately $33.0 million as of November 9, 2017 (exclusive of accruing interest, default interest, late charges, and fees and costs). In August 2019, the Delaware Superior Court heard arguments on the parties’ cross-motions for summary judgment regarding both the Guaranty Complaint and the Note Complaint. On February 7, 2020, the Delaware Superior Court granted in part the Successor Lender’s motion, and denied Brandywine Holdings’ and the Operating Partnership’s cross-motion, for summary judgment, finding that each of Brandywine Holdings and the Operating Partnership had recourse liability under the Brandywine Loan and requesting the parties to contact the Court regarding a hearing of any additional outstanding issues. On June 24, 2020, the Successor Lender filed a motion to (i) amend the Note Complaint and Guaranty Complaint in order to increase the alleged balance under the Brandywine Loan to $46.8 million as of March 31, 2020, plus default interest of $0.3 million and additional attorneys’ fees of $0.2 million from April 1, 2020 to April 23, 2020, minus suspense funds of $1.5 million, and (ii) for entry of judgment in the foregoing amounts. Brandywine Holdings and the Operating Partnership opposed the motion. By Final Order and Judgment, entered July 27, 2020, the Delaware Superior Court denied the Successor Lender’s motion, and entered judgment against Brandywine Holdings and the Operating Partnership, jointly and severally, in the amount of $33.2 million, plus accruing interest and default interest in the total amount of $8,017 per diem from and after November 10, 2017 through the date of entry of judgment, less $1.3 million in “suspense funds” (consisting of unapplied property collections minus unapplied fees (including attorneys’ fees), costs, and protective advances made on Successor Lender’s behalf), together with post judgment interest, accruing after the entry of judgment, at the contract rate of interest agreed to by the parties. In connection with the Final Order and Judgment, during the three months ended June 30, 2020, the Company recorded an additional $6.8 million related primarily to legal and other costs of which the Company’s proportionate share was $1.5 million. Brandywine Holdings and the Operating Partnership filed a notice of appeal of the ruling by the Delaware Superior Court and the lender filed a notice of cross-appeal. On October 2, 2020, on request of all parties to the litigation, the appeal and cross-appeal were stayed by the Supreme Court of Delaware for a period of 90 days so that the parties could pursue settlement of the litigation. On October 30, 2020, the Company settled the litigation for approximately $30.0 million resulting in a gain on debt extinguishment of $18.3 million reflected in Realized and unrealized holding gains on investments and other in the consolidated statement of operations, of which the Company’s proportionate share was $4.1 million. Upon settlement of this litigation, the Company obtained its partner’s 78.22% noncontrolling interest for nominal consideration, resulting in a negative adjustment of $15.9 million to equity (Note 10).

During the third quarter of 2019, the Company recognized income of $5.0 million related to Fund II’s New Market Tax Credit transaction (“NMTC”) involving its City Point project. NMTCs were created to encourage economic development in low income communities and provided for a 39% tax credit on certain qualifying invested equity/loans. In 2012, the NMTCs were transferred to a group of investors (“Investors”) in exchange for $5.2 million. The NMTCs were subject to recapture under various circumstances, including redemption of the loan/investment prior to a requisite seven-year hold period, and recognition of income was deferred. Upon the expiration of the seven-year period and there being no further obligations, the Company recognized income of $5.0 million, of which the Company’s proportionate share was $1.4 million, which is included in Realized and unrealized holding gains on investments and other in the consolidated statements of operations.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $128.7 million and $152.5 million at December 31, 2020 and 2019, respectively, are comprised of the following:

•

The outstanding balance of the Core term loan was $350.0 million at each of December 31, 2020 and 2019. The Company previously entered into swap agreements fixing the rates of the remaining Core term loan balance.

•

On July 1, 2020, the Company obtained an additional $30.0 million Core term loan, with an accordion option to increase up to $90.0 million. This term loan matures on June 30, 2021 and bears interest at LIBOR plus 2.55% with a LIBOR floor of 0.75%. The outstanding balance and total availability at December 31, 2020 was $30.0 million and $0, respectively.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Company and the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of December 31, 2020 and 2019. Total availability was $0.0 at each of December 31, 2020 and 2019.

•

Fund IV has a $79.2 million bridge facility and a $5.0 million subscription line which was modified from the previous limit of $15.0 million during the fourth quarter of 2020. The bridge facility is guaranteed by the Operating partnership up to $50.8 million. The outstanding balance and total available credit of the Fund IV bridge facility was $79.2 million and $0, respectively, at each of December 31, 2020 and 2019. The outstanding balance and total availability of the Fund IV subscription line was $0.9 million and $0.5 million, respectively at December 31, 2020, reflecting letters of credit of $3.6 million. The outstanding balance and total availability of the Fund IV subscription line at December 31, 2019 was $8.4 million and $2.5 million, respectively, reflecting letters of credit of $4.1 million.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments and to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. During the year ended December 31, 2020, the Company modified the $150.0 million Fund V Subscription line and extended the due date from May 2020 to May 2021. The outstanding balance and total available credit of the Fund V subscription line was $0.3 million and $128.2 million, respectively at December 31, 2020 reflecting letters of credit of $21.5 million. The outstanding balance and total available credit of the Fund V subscription line was $0 and $150.0 million, respectively at December 31, 2019.

Unsecured Revolving Line of Credit

The Company had a total of $101.1 million and $173.6 million, respectively, available under its $250.0 million Core Revolver, reflecting borrowings of $138.4 and $60.8 million and letters of credit of $10.5 million and $15.6 million at December 31, 2020 and 2019, respectively. At each of December 31, 2020 and 2019, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	$416,614
2022	528,008
2023	415,506
2024	212,020
2025	65,325
Thereafter	132,581
1,770,054
Unamortized premium	548
Net unamortized debt issuance costs	(6,763)
Total indebtedness	$1,763,839

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt of $231.3 million contractually due in 2021, $266.3 million contractually due in 2022, and $41.5 million contractually due in 2023; all for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

Money Market Funds — The Company has money market funds, which at times have zero balances and are included in Cash and cash equivalents in the consolidated financial statements, and are comprised of government securities and/or U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Equity Investments –Albertsons became publicly traded during 2020 (Note 4). Upon Albertsons’ IPO, the Company’s Investment in Albertsons has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment.

Derivative Assets — The Company has derivative assets, which are included in Other assets, net on the consolidated balance sheets, and comprised of interest rate swaps and caps. The derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Derivative Liabilities — The Company has derivative liabilities, which are included in Accounts payable and other liabilities on the consolidated balance sheets and are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Other than the Investment in Albertsons described above, the Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the year ended December 31, 2020 or 2019.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	1	—	—	2,583	—
Investment in Albertsons (Note 4)	72,391	—	—	—	—	—
Liabilities
Derivative financial instruments	—	90,139	—	—	39,061	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During 2020, the Company was impacted by the COVID-19 Pandemic (Note 1), which caused the Company to reduce its holding periods and forecasted operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

Property and Location	Owner	Triggering Event	Level 3 Inputs	Effective Date	Total	Acadia's Share

2020 Impairment Charges
Cortlandt Crossing, Mohegan Lake, NY	Fund III	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	$27,402	$6,726
654 Broadway, New York, NY	Fund III	Reduced holding period	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	6,398	1,570
146 Geary Street, San Francisco, CA	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	6,718	1,553
801 Madison Avenue, New York, NY	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	11,031	2,551
717 N. Michigan Avenue, Chicago, IL	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Dec 31, 2020	17,392	4,021
110 University, New York, NY	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Dec 31, 2020	16,238	3,754
Fifth Wall Investment	Core	Decline in fair value	Projections of: reported fair value of net assets	Dec 31, 2020	419	419

Total 2020 Impairment Charges					$85,598	$20,594

2019 Impairment Charges
210 Bowery residential units	Fund IV	Reduced selling price	Contract sales price	Sep 30, 2019	$321	$74
210 Bowery residential units	Fund IV	Reduced selling price	Offering price	Jun 30, 2019	1,400	321
Total 2019 Impairment Charges					$1,721	$395

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	December 31, 2020	December 31, 2019
Core
Interest Rate Swaps	$532,796	Dec 2012-Apr 2023	Jun 2021-Apr 2033	1.24%	—	3.77%	Other Liabilities (a)	$(74,990)	$(33,750)
Interest Rate Swap	39,352	Nov 2015	Jan 2021	1.31%	—	1.31%	Other Assets	—	456
	$572,148							$(74,990)	$(33,294)

Fund II
Interest Rate Swap	$18,803	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(219)	$(139)
Interest Rate Cap	45,000	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	—	1
	$63,803							$(219)	$(138)

Fund III
Interest Rate Caps	$39,470	Jan 2020 -Jan 2021	Jan 2021-Jul 2022	3.00%	—	3.00%	Other Assets (b)	$—	$—

Fund IV
Interest Rate Swaps	$—	—	—	—	—	—	Other Assets	$—	$22
Interest Rate Swaps	66,590	Mar 2017 - Dec 2019	Apr 2022 - Dec 2022	1.48%	—	4.00%	Other Liabilities	(1,713)	(812)
Interest Rate Caps	77,400	July 2019 - Dec 2020	Jul 2021 - Dec 2022	3.00%	—	3.50%	Other Assets	1	—
	$143,990							$(1,712)	$(790)

Fund V
Interest Rate Swaps	$—	—	—	—	—	—	Other Assets	$—	$2,104
Interest Rate Swaps	334,323	Jan 2018-Nov 2019	Feb 2021-Oct 2024	1.25%	—	2.88%	Other Liabilities	(13,217)	(4,360)
	$334,323							$(13,217)	$(2,256)

Total asset derivatives								$1	$2,583
Total liability derivatives								$(90,139)	$(39,061)

(a)

Includes one swap with an aggregate value of ($1.8) million at December 31, 2020, which was acquired during February 2020 with a notional value of $50.0 million and is not effective until April 2022. Includes one swap with an aggregate fair value of ($1.3) million at December 31, 2020, which was acquired during February 2020 with a notional value of $50.0 million and is not effective until April 2023.

(b)	Includes one cap with an aggregate fair value of zero at December 31, 2020, which was acquired during November 2020 with a notional value of zero and is not effective until January 2021.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $20.2 million included in Accumulated other comprehensive (loss) related to derivatives will be reclassified to interest expense within the next twelve months. As of December 31, 2020 and 2019, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		December 31, 2020		December 31, 2019
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$101,450	$102,135	$114,943	$113,422
Mortgage and Other Notes Payable (a)	3	1,131,315	1,111,354	1,179,503	1,191,281
Investment in non-traded equity securities (b)	3	1,726	1,456	1,778	57,964
Unsecured notes payable and Unsecured line of credit (c)	2	638,739	623,392	538,425	539,362

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

(b)

Represents the Operating Partnership’s cost-method investment in Fifth Wall (Note 4). Fair value as of December 31, 2019 also represents Mervyns II’s cost-method Investment in Albertsons, which is carried at fair value at December 31, 2020 and, therefore, is no longer reflected in the table above.

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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values at December 31, 2020 and 2019 due to their short maturity profiles.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $32.7 million and $41.1 million as of December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company had letters of credit outstanding of $35.6 million and $19.8 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2020:

•	The Company withheld 2,075 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•	The Company recognized Common Share and Common OP Unit-based compensation expense totaling $8.4 million in connection with Restricted Shares and Units (Note 13).

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

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) which provides the Company an efficient and low-cost vehicle for raising public equity to fund its capital needs. The Company entered into its current $250.0 million ATM Program (which replaced its prior program) in the second quarter of 2019 and also added an optional “forward purchase” component. The Company has not issued any shares on a forward basis during the year ended December 31, 2020. During the year ended December 31, 2019, the Company sold 5,164,055 Common Shares under its ATM Program for gross proceeds of $147.7 million, or $145.5 million net of issuance costs, at a weighted-average gross price per share of $28.61. During the year ended December 31, 2020, the Company did not sell any Common Shares under its ATM Program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the year ended December 31, 2019. During the first quarter of 2020, the Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees, at a weighted average price per share of $18.29, under the share repurchase program, under which 122.6 million remains available at December 31, 2020.

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

Beginning with the second quarter of 2020, the Board temporarily suspended distributions on its Common Shares and Common OP Units, which suspension the Board has determined to continue through the fourth quarter of 2020; however, distributions of $0.1 million were payable to preferred unit holders at each of June 30, 2020, September 30, 2020 and December 31, 2020. Assuming that current operating conditions continue to prevail, the Company currently expects to reinstate quarterly distributions in the first quarter of 2021, which would be subject to Board approval at that time.

Accumulated Other Comprehensive Loss

The following tables set forth the activity in accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2020	$(31,175)

Other comprehensive loss before reclassifications - swap agreements	(74,236)
Reclassification of realized interest on swap agreements	15,203
Net current period other comprehensive loss	(59,033)
Net current period other comprehensive loss attributable to noncontrolling interests	15,317
Balance at December 31, 2020	$(74,891)

Balance at January 1, 2019	$516

Other comprehensive loss before reclassifications - swap agreements	(35,674)
Reclassification of realized interest on swap agreements	(872)
Net current period other comprehensive loss	(36,546)
Net current period other comprehensive loss attributable to noncontrolling interests	4,855
Balance at December 31, 2019	$(31,175)

Balance at January 1, 2018	$2,614

Other comprehensive loss before reclassifications	(2,659)
Reclassification of realized interest on swap agreements	71
Net current period other comprehensive loss	(2,588)
Net current period other comprehensive income attributable to noncontrolling interests	490
Balance at December 31, 2018	$516

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2020	$97,670	$546,987	$644,657
Distributions declared of $0.29 per Common OP Unit	(2,218)	—	(2,218)
Net income (loss) for the year ended December 31, 2020	125	(57,404)	(57,279)
Conversion of 407,594 Common OP Units to Common Shares by limited partners of the Operating Partnership	(6,544)	—	(6,544)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(2,709)	(18,246)	(20,955)
Cumulative effect of change in accounting principle (Note 1)	—	(11)	(11)
Acquisition of noncontrolling interest (Note 7)	—	15,918	15,918
Reclassification of realized interest expense on swap agreements	174	5,464	5,638
Noncontrolling interest contributions	—	52,674	52,674
Noncontrolling interest distributions	—	(27,574)	(27,574)
Employee Long-term Incentive Plan Unit Awards	10,130	—	10,130
Reallocation of noncontrolling interests (c)	(7,197)	—	(7,197)
Balance at December 31, 2020	$89,431	$517,808	$607,239

Balance at January 1, 2019	$104,223	$518,219	$622,442
Distributions declared of 1.13 per Common OP Unit	(7,124)	—	(7,124)
Net income (loss) for the year ended December 31, 2019	3,836	(35,677)	(31,841)
Conversion of 307,663 Common OP Units to Common Shares by limited partners of the Operating Partnership	(5,104)	—	(5,104)
Other comprehensive income - unrealized loss on valuation of swap agreements	(1,899)	(3,036)	(4,935)
Reclassification of realized interest expense on swap agreements	(62)	142	80
Noncontrolling interest contributions	—	161,628	161,628
Noncontrolling interest distributions	—	(94,289)	(94,289)
Employee Long-term Incentive Plan Unit Awards	10,411	—	10,411
Reallocation of noncontrolling interests (c)	(6,611)	—	(6,611)
Balance at December 31, 2019	$97,670	$546,987	$644,657

Balance at January 1, 2018	$102,921	$545,519	$648,440
Distributions declared of 1.09 per Common OP Unit	(6,888)	—	(6,888)
Net income (loss) for the year ended December 31, 2018	2,572	(49,709)	(47,137)
Conversion of 117,978 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,068)	—	(2,068)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(129)	(681)	(810)
Reclassification of realized interest expense on swap agreements	(3)	323	320
Noncontrolling interest contributions	—	47,560	47,560
Noncontrolling interest distributions	—	(24,793)	(24,793)
Employee Long-term Incentive Plan Unit Awards	12,374	—	12,374
Rebalancing adjustment (c)	(4,556)	—	(4,556)
Balance at December 31, 2018	$104,223	$518,219	$622,442

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,101,958, 3,250,603 and 3,329,640 Common OP Units at December 31, 2020, 2019 and 2018, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2020, 2019 and 2018; (iii) 126,593 Series C Preferred OP Units at December 31, 2020, and 136,593 at December 31, 2019 and 2018; and (iv) 2,886,207, 2,673,484 and 2,569,044 LTIP units at December 31, 2020, 2019 and 2018, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

(b)	Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and five other subsidiaries.
(c)

Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

Preferred OP Units

There were no issuances of Preferred OP Units during the year ended December 31, 2020.

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2020, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through December 31, 2020, 5,000 Series C Preferred OP Units were converted into 17,165 Common OP Units and then into Common Shares.

11. Leases

Operating Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the year ended December 31, 2020, the Company earned $57.7 million in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

As Lessee

During the year ended December 31, 2020, the Company:

•	entered into one new office lease as lessee for which the lease commenced in the third quarter of 2020. The Company recorded a right-of-use asset and corresponding lease liability of $1.7 million
•

modified its 991 Madison master lease by converting the 49-year fixed term to a 15-year term. As a result of the modification, the lease was reclassified from a finance lease to an operating lease during the second quarter of 2020

•	consolidated one property within the BSP II portfolio, 102 E. Broughton, (Note 2, Note 4), which was subject to a ground lease classified as an operating lease, during the second quarter of 2020
•	recorded an impairment charge of $12.3 million on a right-of-use asset for a Fund IV property, 110 University Place (Note 8)
•	renewed one ground lease for Branch Plaza, an operating lease, for 22 years; and
•

modified its 1238 Wisconsin lease agreement for a reduced purchase price from $14.5 million to $11.5 million. As a result, remeasured and reduced its right-of-use asset and lease liability by $1.9 million in the fourth quarter of 2020.

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

The Company recorded the following assets and liabilities in connection with acquisitions of leasehold interests:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Amounts recorded upon acquisition of leasehold interests:
Right of use asset - operating lease	$—	$50,147
Right of use asset - finance lease	—	19,422
Leasehold improvements	—	13,354
Lease intangibles (Note 6)	—	1,760
Lease liability - operating lease	—	(45,293)
Acquisition-related intangible liabilities (Note 6)	—	(359)
Cash paid upon acquisition of leasehold interests	$—	$39,031

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Year Ended December 31,
	2020	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$1,595	$1,603
Interest on lease liabilities	1,635	2,755
Subtotal	3,230	4,358
Operating lease cost	7,661	3,037
Variable lease cost	143	119
Total lease cost	$11,034	$7,514

Other Information
Weighted-average remaining lease term - finance leases (years)	33.4	42.5
Weighted-average remaining lease term - operating leases (years)	26.4	34.1
Weighted-average discount rate - finance leases	6.2%	4.5%
Weighted-average discount rate - operating leases	5.6%	5.8%

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

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of December 31, 2020, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2021	$206,451	$8,531	$134
2022	196,633	7,779	95
2023	174,947	7,801	69
2024	149,532	7,983	47
2025	119,738	8,020	—
Thereafter	525,288	150,435	12,289
Total	$1,372,589	$190,549	$12,634

(a)

Amount represents contractual lease maturities at December 31, 2020 including any extension options that management determined were reasonably certain of exercise. During the end of March 2020, numerous tenants were forced to suspend operations by government mandate as a result of the COVID-19 Pandemic. The Company has negotiated payment agreements with selected tenants which resulted in rent concessions or deferral of rents as discussed further in Note 1.

(b)	Minimum rental payments include $101.8 million of interest related to operating leases and $6.4 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

During the years ended December 31, 2020, 2019 and 2018, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$160,262	$95,222	$—	$—	$255,484
Depreciation and amortization	(76,125)	(73,668)	—	—	(149,793)
Property operating expenses, other operating and real estate taxes	(57,246)	(42,854)	—	—	(100,100)
General and administrative expenses	—	—	—	(36,055)	(36,055)
Impairment charges	(419)	(85,179)	—	—	(85,598)
Gain on disposition of properties	174	509	—	—	683
Operating income (loss)	26,646	(105,970)	—	(36,055)	(115,379)
Interest income	—	—	8,979	—	8,979
Equity in losses of unconsolidated affiliates inclusive of gains on disposition of properties	(874)	(363)	—	—	(1,237)
Interest expense	(33,185)	(38,875)	—	—	(72,060)
Realized and unrealized holding gains on investments and other	18,564	95,366	—	—	113,930
Income tax provision	—	—	—	(271)	(271)
Net income (loss)	11,151	(49,842)	8,979	(36,326)	(66,038)
Net (income) loss attributable to noncontrolling interests	(5,837)	63,116	—	—	57,279
Net income (loss) attributable to Acadia (a)	$5,314	$13,274	$8,979	$(36,326)	$(8,759)

Real estate at cost (b)	$2,330,116	$1,764,172	$—	$—	$4,094,288
Total Assets (b)	$2,254,680	$1,830,752	$101,450	$—	$4,186,882
Cash paid for acquisition of real estate and leasehold interest	$19,963	$1,245	$—	$—	$21,208
Cash paid for development and property improvement costs	$11,170	$29,313	$—	$—	$40,483

	As of or for the Year Ended December 31, 2019
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$173,177	$122,150	$—	$—	$295,327
Depreciation and amortization	(61,819)	(63,624)	—	—	(125,443)
Property operating expenses, other operating and real estate taxes	(47,032)	(43,436)	—	—	(90,468)
General and administrative expenses	—	—	—	(35,416)	(35,416)
Impairment charges	—	(1,721)	—	—	(1,721)
Gain on disposition of properties	16,771	13,553	—	—	30,324
Operating income (loss)	81,097	26,922	—	(35,416)	72,603
Interest income	—	—	7,988	—	7,988
Equity in earnings (loss) of unconsolidated affiliates inclusive of gains on disposition of properties	9,020	(98)	—	—	8,922
Interest expense	(28,304)	(45,484)	—	—	(73,788)
Realized and unrealized holding (losses) gains on investments and other	327	6,620	—	—	6,947
Income tax provision	—	—	—	(1,468)	(1,468)
Net income (loss)	62,140	(12,040)	7,988	(36,884)	21,204
Net loss attributable to noncontrolling interests	337	31,504	—	—	31,841
Net income attributable to Acadia (a)	$62,477	$19,464	$7,988	$(36,884)	$53,045

Real estate at cost (b)	$2,252,230	$1,787,306	$—	$—	$4,039,536
Total Assets (b)	$2,350,833	$1,843,338	$114,943	$—	$4,309,114
Cash paid for acquisition of real estate	$173,892	$184,812	$—	$—	$358,704
Cash paid for development and property improvement costs	$22,724	$66,546	$—	$—	$89,270

	As of or for the Year Ended December 31, 2018
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$166,816	$92,865	$—	$—	$259,681
Depreciation and amortization	(60,903)	(56,646)	—	—	(117,549)
Property operating expenses, other operating and real estate taxes	(44,060)	(36,188)	—	—	(80,248)
General and administrative expenses	—	—	—	(34,343)	(34,343)
Gain on disposition of properties	—	5,140	—	—	5,140
Operating income (loss)	61,853	5,171	—	(34,343)	32,681
Interest income	—	—	13,231	—	13,231
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	7,415	1,887	—	—	9,302
Interest expense	(27,575)	(42,403)	—	—	(69,978)
Income tax provision	—	—	—	(934)	(934)
Net income	41,693	(35,345)	13,231	(35,277)	(15,698)
Net loss attributable to noncontrolling interests	752	46,385	—	—	47,137
Net income attributable to Acadia (a)	$42,445	$11,040	$13,231	$(35,277)	$31,439

Real estate at cost	$2,069,439	$1,628,366	$—	$—	$3,697,805
Total assets	$2,232,695	$1,616,472	$109,613	$—	$3,958,780
Cash paid for acquisition of real estate	$1,343	$146,642	$—	$—	$147,985
Cash paid for development and property improvement costs	$32,662	$62,172	$—	$—	$94,834

(a)

Net income attributable to Acadia for the Core segment includes $2.2 million, $4.7 million and $4.1 million associated with one property, Town Center, for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts include the results of three entities, including the unconsolidated Town Center venture and the consolidated Brandywine Holdings (Note 4) and Brandywine Maintenance Corp., which on a combined basis constitute the operating results of the shopping center. In April 2020, the Town Center venture was consolidated (Note 4).

(b)

Real estate at cost and total assets for the Funds segment include $641.7 million and $603.3 million, or $186.5 million and $174.7 million net of non-controlling interests, related to Fund II’s City Point property at December 31, 2020 and 2019, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

On March 23, 2020, the Company’s Board approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the aggregate number of Common Shares authorized for issuance by 2,650,000 shares. The 2020 Plan authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At December 31, 2020 a total of 2,738,013 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the year ended December 31, 2020, the Company issued 396,149 LTIP Units and 13,766 restricted share units (“Restricted Share Units”) to employees of the Company pursuant to the Share Incentive Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“2019 Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

•

Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three -year forward-looking performance period relative to the constituents of the SNL U.S. REIT Retail Shopping Center Index and one-third (1/3) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the SNL U.S. REIT Retail Index (both on a non-weighted basis).

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $10.4 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $8.4 million, $8.8 million and $8.4 million for the years ended December 31, 2020, 2019, and 2018, respectively and is recorded in General and Administrative on the Consolidated Statements of Operations.

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During 2020, the Company issued 42,680 LTIP Units and 53,058 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 17,492 of the LTIP Units and 19,474 of the Restricted Shares will be on the first anniversary of the date of issuance and 25,188 of the LTIP Units and 33,584 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $1.4 million for each of the years ended December 31, 2020 and 2019, respectively.

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds

III, IV and V. As of December 31, 2020, the Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership and 22.8% of the potential Promote payments from Fund IV to the Operating Partnership and 4.2% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Funds IV and V were determined to have no intrinsic value as of December 31, 2020.

The Company did not recognize any compensation expense for the years ended December 31, 2020, 2019, and 2018, related to the Program in connection with Fund III, Fund IV or Fund V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2018	41,327	$26.92	910,099	$28.28
Granted	22,817	23.65	425,880	26.80
Vested	(25,261)	30.79	(431,827)	29.72
Forfeited	(428)	27.25	(12,266)	28.57
Unvested at December 31, 2018	38,455	$22.44	891,886	$26.87
Granted	25,359	28.56	350,726	32.75
Vested	(21,424)	27.12	(290,753)	29.30
Forfeited	—	—	(15,679)	31.49
Unvested at December 31, 2019	42,390	23.73	936,180	28.24
Granted	66,824	13.70	440,829	19.64
Vested	(19,264)	27.72	(250,241)	30.44
Forfeited	(39)	24.77	(3,879)	24.67
Unvested at December 31, 2020	89,911	$15.42	1,122,889	$24.38

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2020 and 2019 were $18.86 and $32.50, respectively. As of December 31, 2020, there was $15.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Shares that vested for the years ended December 31, 2020 and 2019, was $0.5 million and $0.6 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily in the first quarter) during the years ended December 31, 2020 and 2019, was $7.6 million and $8.5 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.3 million of compensation expense related to the following employee benefit plans for each of the years ended December 31, 2020, 2019 and 2018:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 5,266 and 2,320 Common Shares were purchased by employees under the Purchase Plan for the year ended December 31, 2020 and 2019, respectively.

Deferred Share Plan

During 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $19,000, for the year ended December 31, 2020.

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code, and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2020, 2019 and 2018, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to Federal, state and local income taxes. No more than 20% of the value of our total assets may consist of the securities of one or more TRS.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by Federal, state and local jurisdictions, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2020, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2017 and forward.

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia to taxable income is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net income attributable to Acadia	$(8,759)	$53,045	$31,439
Deferred cancellation of indebtedness income	—	—	2,050
Deferred rental and other income (a)	(2,498)	1,203	1,222
Book/tax difference - depreciation and amortization (a)	27,052	21,688	23,166
Straight-line rent and above- and below-market rent adjustments (a)	8,630	(10,949)	(12,129)
Book/tax differences - equity-based compensation	6,825	7,177	6,042
Joint venture equity in earnings, net (a)	(163)	15,571	13,905
Impairment charges and reserves	18,734	—	—
Acquisition costs (a)	14	63	326
Gain on disposition of properties	4,936	2,375	—
Book/tax differences - miscellaneous	(253)	(1,473)	(2,821)
Taxable income	$54,518	$88,700	$63,200
Distributions declared (b)	$24,937	$96,310	$89,122

(a)

Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item “Joint venture equity in earnings, net.”

(b)

The entire fourth quarter 2019 dividend of $25.2 million (paid in January 2020) will be attributed to 2020. Any additional distributions required for REIT qualification may be made through October 15, 2021.

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2020		2019		2018
	Per Share	%	Per Share	%	Per Share	%
Ordinary income - Non-Section 199A	$—	—%	$—	—%	—	—%
Ordinary income - Section 199A	0.520	90%	0.820	77%	0.870	100%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.060	10%	0.240	23%	—	—%
Total (b)	$0.580	100%	$1.060	100%	0.870	100%

(c)

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

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
TRS loss before income taxes	$(3,856)	$(3,117)	$(2,609)
(Provision) benefit for income taxes:
Federal	376	754	(377)
State and local	(268)	317	26
TRS net loss before noncontrolling interests	(3,748)	(2,046)	(2,960)
Noncontrolling interests	746	(369)	4
TRS net loss	$(3,002)	$(2,415)	$(2,956)

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal tax benefit at statutory tax rate	$(810)	$(655)	$(548)
TRS state and local taxes, net of Federal benefit	(244)	(197)	(165)
Tax effect of:
Permanent differences, net	227	239	951
Prior year over-accrual, net	—	—	—
Effect of Tax Cuts and Jobs Act	—	—	—
Adjustment to deferred tax reserve	851	1,748	(1,530)
Other	(131)	(112)	1,702
REIT state and local income and franchise taxes	378	445	524
Total provision for income taxes	$271	$1,468	$934

As of December 31, 2020, and 2019, the Company’s deferred tax assets were $0 and $0.9 million net of applicable reserves of $2.6 million and $1.7 million, respectively and were comprised of capital loss carryovers of $0.1 and $0.1 million and net operating loss carryovers of $2.5 million and $2.5 million, respectively.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. During 2020, the Company determined that the realization of its deferred tax assets was not likely and as such, the Company recorded a valuation allowance against its deferred tax assets of $0.9 million.

15. (Loss) Earnings Per Common Share

Basic earnings (loss) per Common Share is computed by dividing net income (loss) attributable to Common Shareholders by the weighted average Common Shares outstanding (Note 10). During the periods presented, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

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

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Numerator:
Net (loss) income attributable to Acadia	$(8,759)	$53,045	$31,439
Less: net income attributable to participating securities	(233)	(413)	(267)
(Loss) income from continuing operations net of income attributable to participating securities	$(8,992)	$52,632	$31,172

Denominator:
Weighted average shares for basic earnings per share	86,441,922	84,435,826	82,080,159
Effect of dilutive securities:
Employee unvested restricted shares	—	—	—
Denominator for diluted earnings per share	86,441,922	84,435,826	82,080,159

Basic (loss) income and diluted earnings per Common Share from continuing operations attributable to Acadia	$(0.10)	$0.62	$0.38

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	126,593	136,593	136,593
Series C Preferred OP Units - Common share equivalent	439,556	474,278	474,278
Restricted shares	76,394	40,821	36,879

16. Subsequent Events

COVID-19 Pandemic Update

The information provided about the impact of the COVID-19 Pandemic in Note 1 is updated for activity subsequent to December 31, 2020 as follows:

•

Tenant Operating Status (Unaudited) – The following table illustrates the percentage of the Company’s consolidated and unconsolidated ABR derived from stores which were open or partially open for business as of the dates indicated:

	Percentage of Tenants Open for Business as of
	June 30, 2020	September 30, 2020	December 31, 2020	January 31, 2021

Core	74%	86%	88%	89%
Fund	74%	88%	82%	85%

•

Rent Collections – The following table depicts collections of pre-COVID billings (original contract rents without regard to deferral or abatement agreements) and excludes the impact of any security deposits applied against tenant accounts as of the dates shown (Fund collections rates exclude data for non-managed properties):

	Collections as of:
	September 30, 2020 for		December 31, 2020 for			January 31, 2021 for
	Second Quarter 2020	Third Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	Fourth Quarter 2020
						(Unaudited)
Core	74%	85%	76%	87%	91%	92%
Fund	65%	77%	67%	79%	82%	84%

•

Rent Concession Agreements – During January 2021, the Company executed 13 rent concession arrangements with tenants comprised of five agreements for rent deferral and eight agreements for rent forgiveness related to the COVID-19 Pandemic. The Company is currently determining how it will account for these agreements. At December 31, 2020, the Company had executed a total of 288 rent concession agreements related to the COVID-19 Pandemic (Note 1).

•

Bankruptcy Risk – Subsequent to December 31, 2020 and through January 31, 2021, there have been no additional bankruptcies of national retailers, that are tenants of the Company. As of January 31, 2021, for all bankruptcies announced during 2020, the Core Portfolio has four operating stores with ABR attributable to Acadia totaling $1.2 million, or 0.9% of Core ABR, and the Fund Portfolio has seven operating stores with ABR attributable to Acadia totaling $0.2 million, or 0.8% of Fund ABR, for which these leases may be rejected in the future.

Dispositions

On January 4, 2021, Fund V sold two outparcels at an unconsolidated property for a total of $10.5 million and repaid the $7.9 million mortgage on the property.

On January 29, 2021, the Company sold its consolidated Core Portfolio 60 Orange Street property for $16.4 million and repaid the $6.7 million mortgage on the property.

Loan Modifications

On February 12, 2021, Fund IV extended the maturity date on one of its mortgages payable by one year to February 2022. As part of the extension, the Company made a principal payment of $1.7 million.

On February 16, 2021, to address a liquidity covenant violation at December 31, 2020 (Note 7), Fund IV modified certain terms of its Bridge facility which had an outstanding balance of $79.2 million at December 31, 2020. In connection with the modification, Fund IV repaid $10.0 million at closing and agreed to repay an additional $5.0 million by September 1, 2021. In addition, the maturity date was extended from June 30, 2021 to December 31, 2021. Fund IV may exercise an option to extend the loan’s maturity to June 30, 2022, which would require an additional $5.0 million repayment.

ACADIA REALTY TRUST

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2020:
Allowance for deferred tax asset	$1,748	$—	$851	$—	$2,599
Allowance for uncollectible accounts	11,408	46,844	(12,844)	—	45,408
Allowance for notes receivable	400	250	—	—	650
Year Ended December 31, 2019:
Allowance for deferred tax asset	$—	$—	$1,748	$—	$1,748
Allowance for uncollectible accounts	7,921	4,402	(915)	—	11,408
Allowance for notes receivable	—	—	—	—	—
Year Ended December 31, 2018:
Allowance for deferred tax asset	$1,530	$—	$(1,530)	—	$—
Allowance for uncollectible accounts	5,920	2,532	(531)	—	7,921
Allowance for notes receivable	—	—	—	—	—

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

		Initial Cost to Company			Amount at Which Carried at December 31, 2020
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
Core Portfolio:
Crescent Plaza Brockton, MA	—	1,147	7,425	3,357	1,147	10,782	11,929	8,766	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	14,736	505	18,897	19,402	16,143	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	—	—	3,396	3,396	3,074	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,809	190	5,813	6,003	5,298	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	12,515	1,664	12,515	14,179	10,658	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	3,872	799	7,069	7,868	4,444	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	22,705	3,207	36,479	39,686	25,390	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	18,143	3,798	30,585	34,383	20,969	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	6,269	4,288	23,421	27,709	14,854	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	5,193	2,577	15,483	18,060	9,548	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	26,212	1,817	15,846	1,086	1,817	16,932	18,749	9,190	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	5,308	1,793	12,480	14,273	6,374	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	5,238	3,229	18,155	21,384	11,063	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	8,008	907	11,489	12,396	9,505	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	16,470	3,401	28,770	32,171	15,894	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	1,695	961	5,516	6,477	3,057	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,751	1,273	17,842	19,115	11,258	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	2,254	2,350	11,658	14,008	6,827	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	—	5,063	15,252	2,495	5,201	17,609	22,810	8,002	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,331	1,691	7,134	8,825	3,647	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	3,195	—	15,104	15,104	8,911	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,509	8,289	10,200	18,489	5,372	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	5,231	11,855	12,522	24,377	3,778	2006	(a)	40 years
West Shore Expressway Staten Island, NY	—	3,380	13,499	62	3,380	13,561	16,941	5,259	2007	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	1,308	16,699	20,012	36,711	7,290	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	6,145	3,048	13,426	16,474	8,502	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	15	8,576	17,271	25,847	4,136	2011	(a)	40 years
15 Mercer Street Manhattan, NY	—	1,887	2,483	1	1,887	2,484	4,371	590	2011	(a)	40 years
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	1,179	2011	(a)	40 years
56 E. Walton Chicago, IL	—	994	6,126	2,666	994	8,792	9,786	534	2011	(a)	40 years
841 W. Armitage Chicago, IL	—	728	1,989	422	728	2,411	3,139	647	2011	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2020
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
2731 N. Clark Chicago, IL	—	557	1,839	32	557	1,871	2,428	451	2011	(a)	40 years
2140 N. Clybourn Chicago, IL	—	306	788	—	306	788	1,094	187	2011	(a)	40 years
853 W. Armitage Chicago, IL	—	557	1,946	439	557	2,385	2,942	688	2011	(a)	40 years
2299 N. Clybourn Avenue Chicago, IL	—	177	484	—	177	484	661	114	2011	(a)	40 years
843-45 W. Armitage Chicago, IL	—	731	2,730	228	731	2,958	3,689	682	2012	(a)	40 years
1525 W. Belmont Avenue Chicago, IL	—	1,480	3,338	711	1,480	4,049	5,529	890	2012	(a)	40 years
2206-08 N. Halsted Chicago, IL	—	1,183	3,540	351	1,183	3,891	5,074	1,119	2012	(a)	40 years
2633 N. Halsted Chicago, IL	—	960	4,096	359	998	4,417	5,415	961	2012	(a)	40 years
50-54 E. Walton Chicago, IL	—	2,848	12,694	576	2,848	13,270	16,118	2,985	2012	(a)	40 years
662 W. Diversey Chicago, IL	—	1,713	1,603	10	1,713	1,613	3,326	324	2012	(a)	40 years
837 W. Armitage Chicago, IL	—	780	1,758	237	780	1,995	2,775	471	2012	(a)	40 years
823 W. Armitage Chicago, IL	—	717	1,149	95	717	1,244	1,961	258	2012	(a)	40 years
851 W. Armitage Chicago, IL	—	545	209	139	545	348	893	127	2012	(a)	40 years
1240 W. Belmont Avenue Chicago, IL	—	2,137	1,589	1,357	2,137	2,946	5,083	587	2012	(a)	40 years
21 E. Chestnut Chicago, IL	—	1,318	8,468	43	1,318	8,511	9,829	1,717	2012	(a)	40 years
819 W. Armitage Chicago, IL	—	790	1,266	142	790	1,408	2,198	386	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	290	2,110	1,596	3,706	366	2012	(a)	40 years
330-340 River St Cambridge, MA	10,875	8,404	14,235	—	8,404	14,235	22,639	3,282	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	2,209	7,458	18,177	25,635	4,615	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	3,191	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	12,895	6,220	24,416	34	6,220	24,450	30,670	5,496	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	409	1,908	12,567	14,475	2,613	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	1	1,754	9,201	10,955	1,955	2012	(a)	40 years
60 Orange Street Bloomfield, NJ	6,727	3,609	10,790	—	3,609	10,790	14,399	2,454	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	1,167	11,690	11,302	22,992	2,567	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	1,082	4,429	7,184	11,613	1,735	2012	(a)	40 years
664 North Michigan Chicago, IL	—	15,240	65,331	302	15,240	65,633	80,873	12,866	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	977	5,398	16,578	21,976	3,425	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	168	6,899	4,417	11,316	965	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	1,637	2013	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2020
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	1,563	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	1,167	—	33,986	33,986	4,009	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	784	16,744	29,130	45,874	5,124	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	1,740	4,578	4,385	8,963	601	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	3,729	1,893	15,323	17,216	1,983	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	177	8,544	27,178	35,722	4,615	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	303	6,613	10,722	17,335	1,855	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	958	10,175	13,599	23,774	2,404	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	4,445	13,763	35,837	49,600	6,381	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	592	—	58,128	58,128	17,475	2014	(a)	40 years
Shops at Grand Ave Queens, NY	—	20,264	33,131	1,814	20,264	34,945	55,209	5,580	2014	(a)	40 years
201 Needham Street Newton, MA	—	4,550	4,459	105	4,550	4,564	9,114	768	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	(20,435)	26,386	98,340	124,726	17,050	2015	(a)	40 years
163 Highland Avenue Needham, MA	8,298	12,679	11,213	(107)	12,529	11,256	23,785	1,775	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	79	4,838	14,653	19,491	1,957	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	501	—	6,847	6,847	1,463	2015	(a)	40 years
991 Madison Avenue Manhattan, NY	—	—	76,965	(75,359)	—	1,606	1,606	359	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	464	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,568	2,739	2,746	246	2,739	2,992	5,731	380	2016	(a)	40 years
State & Washington Chicago, IL	23,298	3,907	70,943	6,225	3,907	77,168	81,075	8,505	2016	(a)	40 years
151 N. State Street Chicago, IL	13,253	1,941	25,529	—	1,941	25,529	27,470	2,819	2016	(a)	40 years
North & Kingsbury Chicago, IL	11,756	18,731	16,292	664	18,731	16,956	35,687	1,868	2016	(a)	40 years
Sullivan Center Chicago, IL	50,000	13,443	137,327	1,481	13,443	138,808	152,251	15,288	2016	(a)	40 years
California & Armitage Chicago, IL	2,428	6,770	2,292	4	6,770	2,296	9,066	274	2016	(a)	40 years
555 9th Street San Francisco, CA	60,000	75,591	73,268	278	75,591	73,546	149,137	7,707	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	312	8,100	31,533	39,633	2,680	2017	(a)	40 years
613-623 W. Diversey Chicago, IL	—	10,061	2,773	11,123	10,061	13,896	23,957	3,689	2018	(c)	40 years
51 Greene Street Manhattan, NY	—	4,488	8,992	—	4,488	8,992	13,480	412	2019	(a)	40 years
53 Greene Street Manhattan, NY	—	3,605	12,177	—	3,605	12,177	15,782	533	2019	(a)	40 years
41 Greene Street Manhattan, NY	—	6,276	9,582	—	6,276	9,582	15,858	379	2019	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2020
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
47 Greene Street Manhattan, NY	—	6,265	16,758	—	6,265	16,758	23,023	594	2019	(a)	40 years
849 W Armitage Chicago, IL	—	837	2,731	—	837	2,731	3,568	96	2019	(a)	40 years
912 W Armitage Chicago, IL	—	982	2,868	—	982	2,868	3,850	100	2019	(a)	40 years
Melrose Place Collection Los Angeles, CA	—	20,490	26,788	—	20,490	26,788	47,278	784	2019	(a)	40 years
45 Greene Street Manhattan, NY	—	2,903	8,487	2	2,903	8,489	11,392	248	2019	(a)	40 years
565 Broadway Manhattan, NY	—	—	22,491	12	—	22,503	22,503	609	2019	(a)	40 years
907 W Armitage Chicago, IL	—	700	2,081	—	700	2,081	2,781	62	2019	(a)	40 years
37 Greene Street Manhattan, NY	—	6,721	9,119	—	6,721	9,119	15,840	228	2020	(a)	40 years
917 W Armitage Chicago, IL	—	901	2,368	—	901	2,368	3,269	59	2020	(a)	40 years
Brandywine Town Center Wilmington, DE	—	15,632	101,861	72	15,632	101,933	117,565	2,192	2020	(a)	40 years
Fund II:
City Point Brooklyn, NY	247,086	—	100,316	466,763	—	567,079	567,079	76,384	2007	(c)	40 years
Fund III:
654 Broadway Manhattan, NY	—	9,040	3,654	(2,126)	5,034	5,534	10,568	1,853	2011	(a)	40 years
640 Broadway Manhattan, NY	35,970	12,503	19,960	16,526	12,503	36,486	48,989	8,203	2012	(a)	40 years
Cortlandt Crossing Mohegan Lake, NY	35,948	11,000	—	41,666	8,648	44,018	52,666	3,162	2012	(c)	40 years
Fund IV:
210 Bowery Manhattan, NY	—	1,875	5,625	(3,500)	1,875	2,125	4,000	109	2012	(c)	40 years
Paramus Plaza Paramus, NJ	20,810	11,052	7,037	14,946	11,052	21,983	33,035	5,160	2013	(a)	40 years
27 E. 61st Street Manhattan, NY	—	4,813	14,438	8,424	4,813	22,862	27,675	1,781	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	15,385	7,391	20,176	322	7,391	20,498	27,889	3,281	2014	(a)	40 years
1035 Third Avenue Manhattan, NY	—	12,759	37,431	5,753	14,099	41,844	55,943	6,880	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	—	4,178	28,470	(5,185)	2,922	24,541	27,463	2,599	2015	(c)	40 years
2208-2216 Fillmore Street San Francisco, CA	5,606	3,027	6,376	137	3,027	6,513	9,540	840	2015	(a)	40 years
2207 Fillmore Street San Francisco, CA	1,120	1,498	1,735	125	1,498	1,860	3,358	249	2015	(a)	40 years
146 Geary St. San Francisco, CA	22,900	9,500	28,500	(227)	8,037	29,736	37,773	186	2015	(a)	40 years
1964 Union Street San Francisco, CA	1,456	563	1,688	2,056	563	3,744	4,307	305	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	5,958	1,041	10,905	182	1,041	11,087	12,128	1,391	2016	(a)	40 years
Wakeforest Crossing Wake Forest, NC	22,949	7,570	24,829	574	7,570	25,403	32,973	3,438	2016	(a)	40 years
Airport Mall Bangor, ME	5,186	2,294	7,067	2,534	2,006	9,889	11,895	1,193	2016	(a)	40 years
Dauphin Plaza Harrisburg, PA	12,466	5,290	9,464	3,069	5,290	12,533	17,823	2,089	2016	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2020
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
Mayfair Shopping Center Philadelphia, PA	11,597	6,178	9,266	1,095	6,178	10,361	16,539	1,344	2016	(a)	40 years
Shaw's Plaza Waterville, ME	7,478	828	11,814	271	828	12,085	12,913	1,418	2016	(a)	40 years
Wells Plaza Wells, ME	5,587	1,892	2,585	484	1,892	3,069	4,961	540	2016	(a)	40 years
717 N. Michigan Chicago, IL	14,810	20,674	10,093	(4,251)	17,652	8,864	26,516	1,021	2016	(c)	40 years
Shaw's Plaza North Windham, ME	5,551	1,876	6,696	56	1,876	6,752	8,628	657	2017	(a)	40 years
Lincoln Place Fairview Heights, IL	23,100	7,149	22,201	2,098	7,149	24,299	31,448	2,872	2017	(a)	40 years
18 E. Broughton St. Savannah, GA	2,032	609	1,513	22	609	1,535	2,144	87	2018	(a)	40 years
20 E. Broughton St. Savannah, GA	1,258	588	937	—	588	937	1,525	53	2018	(a)	40 years
25 E. Broughton St. Savannah, GA	3,302	1,324	2,459	362	1,324	2,821	4,145	197	2018	(a)	40 years
109 W. Broughton St. Savannah, GA	8,809	2,343	6,560	271	2,343	6,831	9,174	387	2018	(a)	40 years
204-206 W. Broughton St. Savannah, GA	590	547	439	45	547	484	1,031	30	2018	(a)	40 years
216-218 W. Broughton St. Savannah, GA	3,674	1,160	2,736	2,179	1,160	4,915	6,075	218	2018	(a)	40 years
220 W. Broughton St. Savannah, GA	2,416	619	1,799	1,109	619	2,908	3,527	165	2018	(a)	40 years
223 W. Broughton St. Savannah, GA	924	465	688	—	465	688	1,153	39	2018	(a)	40 years
226-228 W. Broughton St. Savannah, GA	2,551	660	1,900	34	660	1,934	2,594	110	2018	(a)	40 years
309/311 W. Broughton St. Savannah, GA	3,619	1,160	2,695	—	1,160	2,695	3,855	152	2018	(a)	40 years
110 University Manhattan, NY	—	—	1,370	(361)	—	1,009	1,009	60	2019	(a)	40 years
230-240 W. Broughton St. Savannah, GA	—	2,185	9,597	4	2,185	9,601	11,786	140	2020	(a)	40 years
102 E. Broughton St. Savannah, GA	—	—	514	—	—	514	514	7	2020	(a)	40 years
Fund V:
Plaza Santa Fe Santa Fe, NM	22,893	—	28,214	680	—	28,894	28,894	2,886	2017	(a)	40 years
Hickory Ridge Hickory, NC	29,876	7,852	29,998	1,472	7,852	31,470	39,322	3,140	2017	(a)	40 years
New Towne Plaza Canton, MI	16,688	5,040	17,391	726	5,040	18,117	23,157	1,756	2017	(a)	40 years
Fairlane Green Allen Park, MI	40,300	18,121	37,143	324	18,121	37,467	55,588	3,096	2017	(a)	40 years
Trussville Promenade Birmingham, AL	29,370	7,587	34,285	43	7,587	34,328	41,915	2,652	2018	(a)	40 years
Elk Grove Commons Elk Grove, CA	41,500	6,204	48,008	494	6,204	48,502	54,706	3,079	2018	(a)	40 years
Hiram Pavilion Hiram, GA	28,830	13,029	25,446	259	13,029	25,705	38,734	1,800	2018	(a)	40 years
Palm Coast Landing Palm Coast, FL	26,500	7,066	27,299	314	7,066	27,613	34,679	1,393	2019	(a)	40 years
Lincoln Commons Lincoln, RI	38,820	14,429	34,417	316	14,429	34,733	49,162	1,561	2019	(a)	40 years
Landstown Commons Virginia Beach, VA	60,900	10,222	69,005	676	10,222	69,681	79,903	2,632	2019	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2020
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)	Life on which Depreciation in Latest Statement of Operations is Compared
Real Estate Under Development	37,190	73,469	25,347	148,533	83,146	164,203	247,349	—
Unamortized Loan Costs	(6,507)	—	—	—	—	—	—	—
Unamortized Premium	548	—	—	—	—	—	—	—
Total	$1,125,356	$867,524	$2,395,406	$831,358	$859,421	$3,234,867	$4,094,288	$586,800

Notes:

1.

Depreciation on buildings and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.

2.	The aggregate gross cost of property included above for Federal income tax purposes was approximately $4.2 billion as of December 31, 2020.

The following table reconciles the activity for real estate properties from January 1, 2018 to December 31, 2020 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$4,039,536	$3,697,805	$3,466,482
Improvements and other	75,246	97,000	99,594
Property acquisitions	19,109	303,884	134,559
Property dispositions or held for sale assets	(19,659)	(84,243)	(34,666)
Right-of-use assets - finance leases obtained and reclassified	(76,965)	102,055	—
Capital lease reclassified as Right-of-use assets - finance lease	—	(76,965)	—
Consolidation of previously unconsolidated investments	129,863	—	31,836
Impairment charges	(72,842)	—	—
Balance at end of year	$4,094,288	$4,039,536	$3,697,805

The following table reconciles accumulated depreciation from January 1, 2018 to December 31, 2020 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$490,227	$416,657	$339,862
Depreciation related to real estate	104,049	85,317	78,453
Property dispositions	(939)	(11,747)	(1,658)
Right-of-use assets - finance leases reclassified	(6,537)	—	—
Balance at end of year	$586,800	$490,227	$416,657

ACADIA REALTY TRUST

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2020

(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2020
First Mortgage Loan	6.00%	4/1/2020	$17,810	$17,802
Mezzanine Loan	18.00%	7/1/2020	5,306	5,306
Other	3.16%	4/10/2021	462	462
First Mortgage Loan	5.50%	10/28/2021	13,530	13,530
Mezzanine Loan	9.00%	1/13/2023	54,000	54,000
Other	4.65%	4/12/2026	6,000	6,000
Mezzanine Loan	8.00%	12/11/2027	5,000	5,000
Total			$102,108	102,100
Allowance for credit loss				(650)
Net carrying amount of notes receivable				$101,450

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2018 to December 31, 2020 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$114,943	$111,775	$160,991
Additions	59,585	18,418	3,805
Repayments	—	(15,250)	(31,000)
Conversion to real estate through receipt of deed	(72,428)	—	(22,021)
Allowance for credit loss	(650)	—	—
Balance at end of year	$101,450	$114,943	$111,775

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which also appears in this Item 9A.

Acadia Realty Trust

Rye, New York

February 22, 2021

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Acadia Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited Acadia Realty Trust and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019 the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules, and our report dated February 22, 2021, expressed an unqualified opinion thereon.

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

February 22, 2021

ITEM 9B.	OTHER INFORMATION.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Report from our definitive proxy statement relating to our 2021 annual meeting of shareholders (our “2021 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2021.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2021 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”
•	“MANAGEMENT”
•	“DELINQUENT SECTION 16(a) REPORTS”
ITEM 11.	EXECUTIVE COMPENSATION.

The information under the following headings in the 2021 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•	“COMPENSATION DISCUSSION AND ANALYSIS”
•	“BOARD OF TRUSTEES COMPENSATION”
•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2021 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Report under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2021 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.	Financial Statements: See “Index to Financial Statements” at Item 8.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” at Item 8.

3.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at Item 8.

4.	Financial Statement Schedule: See “Schedule IV—Mortgage Loans on Real Estate” at Item 8.

5.	Exhibits: The index of exhibits below is incorporated herein by reference.

The following is an index to all exhibits including (i) those filed with this Report and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

3.1	Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
3.7	Sixth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filing on July 28, 2017.
3.8	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017.
3.9	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2013.
3.10	Amendment No. 1 to Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2014.
4.1	Description of Acadia Realty Trust Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith.
10.1*	Acadia Realty Trust 2020 Share Incentive Plan	Incorporated by reference to page 63 of the Company’s 2020 Definitive Proxy Statement filed with the SEC on March 24, 2020

10.2*	Description of Long-Term Investment Alignment Program	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009.

10.3*	Amended and Restated Employment Agreement between the Company and Kenneth F. Bernstein	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.

Exhibit No.	Description	Method of Filing
10.4*

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

Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.5*	Form of 2018 Long-Term Incentive Plan Award Agreement (time- and performance-based)	Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.6*	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
10.7*	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
10.8*	Form of 2018 Long-Term Incentive Plan Award Agreement (Time-Based Only)	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
10.9	Form of Long-Term Incentive Plan Award Agreement (Time-Based Only) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
10.10	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
10.11

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
10.12

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

Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Exhibit No.	Description	Method of Filing
10.13

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
10.14

Third Amendment, dated December 17, 2020, to Amended and Restated Credit Agreement, dated as of February 20, 2018 among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer, and as lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and sole bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as joint lead arrangers, as amended to date

Filed herewith
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

Dated: February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 22, 2021
(Kenneth F. Bernstein)

/s/ John Gottfried	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2021
(John Gottfried)

/s/ Richard Hartmann	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
(Richard Hartmann)

/s/ Douglas Crocker II	Trustee	February 22, 2021
(Douglas Crocker II)

/s/ Lorrence T. Kellar	Trustee	February 22, 2021
(Lorrence T. Kellar)

/s/ Wendy Luscombe	Trustee	February 22, 2021
(Wendy Luscombe)

/s/ William T. Spitz	Trustee	February 22, 2021
(William T. Spitz)

/s/ Lynn Thurber	Trustee	February 22, 2021
(Lynn Thurber)

/s/ Lee S. Wielansky	Trustee	February 22, 2021
(Lee S. Wielansky)

/s/ C. David Zoba	Trustee	February 22, 2021
(C. David Zoba)