Form 10-Q
period 2021-03-31
ACADIA REALTY TRUST
filed 2021-04-30
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 23, 2021 there were 86,306,301 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) economic, political and social uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”), including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to businesses, including the Company’s tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as to individuals adversely impacted by the COVID-19 Pandemic, and various actions taken to contain or mitigate the impact of the COVID-19 Pandemic (including vaccines), (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of the Company’s retail tenants recover following the lifting of any such orders or recommendations, (c) temporary or permanent migration out of major cities by customers, including cities where the Company’s properties are located, which may have a negative impact on the Company’s tenant’s businesses, (d) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (e) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, (f) the potential adverse impact on returns from development and redevelopment projects, and (g) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the ability and willingness of the Company’s tenants (in particular its major tenants) and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets; (iv) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (v) changes in general economic conditions or economic conditions in the markets in which the Company may, from time to time, compete, and their effect on the Company’s revenues, earnings and funding sources; (vi) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of the London Interbank Offered Rate after 2021; (vii) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due; (viii) the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition; (ix) the Company’s ability to obtain the financial results expected from its development and redevelopment projects; (x) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) uninsured losses; (xiv) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 Pandemic; and (xvi) the loss of key executives.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and other periodic or current reports the Company files with the SEC, including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or change in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2021	2020
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,238,031	$3,260,139
Real estate under development	234,338	247,349
Net investments in real estate	3,472,369	3,507,488
Notes receivable, net	101,410	101,450
Investments in and advances to unconsolidated affiliates	256,332	249,807
Other assets, net	162,596	173,809
Right-of-use assets - operating leases, net	74,803	76,268
Cash and cash equivalents	15,424	19,232
Restricted cash	15,723	14,692
Rents receivable, net	46,356	44,136
Assets of properties held for sale	8,669	—
Total assets	$4,153,682	$4,186,882

LIABILITIES
Mortgage and other notes payable, net	$1,188,695	$1,204,581
Unsecured notes payable, net	420,960	420,858
Unsecured line of credit	105,400	138,400
Accounts payable and other liabilities	237,058	269,911
Lease liability - operating leases, net	87,910	88,816
Dividends and distributions payable	14,018	147
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,272	15,616
Total liabilities	2,069,313	2,138,329
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 86,302,352 and 86,268,303 shares, respectively	86	86
Additional paid-in capital	1,683,552	1,683,165
Accumulated other comprehensive loss	(41,962)	(74,891)
Distributions in excess of accumulated earnings	(174,829)	(167,046)
Total Acadia shareholders’ equity	1,466,847	1,441,314
Noncontrolling interests	617,522	607,239
Total equity	2,084,369	2,048,553
Total liabilities and equity	$4,153,682	$4,186,882

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands except per share amounts)	2021	2020
Revenues
Rental income	$67,205	$70,457
Other	2,189	963
Total revenues	69,394	71,420
Operating expenses
Depreciation and amortization	31,390	33,377
General and administrative	8,996	9,070
Real estate taxes	11,462	10,447
Property operating	13,477	13,320
Impairment charges	—	51,549
Total operating expenses	65,325	117,763

Gain on disposition of properties	4,612	—
Operating income (loss)	8,681	(46,343)
Equity in earnings of unconsolidated affiliates	2,263	1,255
Interest and other income	1,700	2,929
Realized and unrealized holding gains on investments and other	6,507	(530)
Interest expense	(17,141)	(18,302)
Income (loss) from continuing operations before income taxes	2,010	(60,991)
Income tax (provision) benefit	(150)	952
Net income (loss)	1,860	(60,039)
Net loss attributable to noncontrolling interests	3,302	51,625
Net income (loss) attributable to Acadia	$5,162	$(8,414)

Basic and diluted earnings (loss) per share	$0.06	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$1,860	$(60,039)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	33,556	(74,774)
Reclassification of realized interest on swap agreements	5,317	977
Other comprehensive income (loss)	38,873	(73,797)
Comprehensive income (loss)	40,733	(133,836)
Comprehensive (income) loss attributable to noncontrolling interests	(2,642)	70,882
Comprehensive income (loss) attributable to Acadia	$38,091	$(62,954)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2021 and 2020

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,046)	$1,441,314	$607,239	$2,048,553
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	19	—	294	—	—	294	(294)	—
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(12,945)	(12,945)	(1,048)	(13,993)
Employee and trustee stock compensation, net	14	—	462	—	—	462	4,049	4,511
Noncontrolling interest distributions	—	—	—	—	—	—	(6,676)	(6,676)
Noncontrolling interest contributions	—	—	—	—	—	—	11,241	11,241
Comprehensive income	—	—	—	32,929	5,162	38,091	2,642	40,733
Reallocation of noncontrolling interests	—	—	(369)	—	—	(369)	369	—
Balance at March 31, 2021	86,302	$86	$1,683,552	$(41,962)	$(174,829)	$1,466,847	$617,522	$2,084,369

Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657	$2,186,965
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)	(400)
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	148	—	2,472	—	—	2,472	(2,472)	—
Repurchase of Common Shares	(1,219)	(1)	(22,351)	—	—	(22,352)	—	(22,352)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(1,849)	(26,786)
Employee and trustee stock compensation, net	11	—	171	—	—	171	3,648	3,819
Noncontrolling interest distributions	—	—	—	—	—	—	(3,118)	(3,118)
Noncontrolling interest contributions	—	—	—	—	—	—	7,268	7,268
Comprehensive loss	—	—	—	(54,540)	(8,414)	(62,954)	(70,882)	(133,836)
Reallocation of noncontrolling interests	—	—	145	—	—	145	(145)	—
Balance at March 31, 2020	85,990	$86	$1,686,794	$(85,715)	$(166,701)	$1,434,464	$577,096	$2,011,560

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,860	$(60,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,390	33,377
Straight-line rents	(1,128)	(1,128)
Non-cash lease expense	1,041	619
Net unrealized holding gains on investments	(6,135)	—
Distributions of operating income from unconsolidated affiliates	390	1,898
Equity in earnings of unconsolidated affiliates	(2,263)	(1,255)
Stock compensation expense	4,511	3,819
Amortization of financing costs	1,269	1,763
Impairment charges	—	51,549
Gain on disposition of properties	(4,612)	—
Allowance for credit loss	3,065	1,273
Adjustments to straight-line rent reserves	817	2,967
Other, net	(2,312)	(1,107)
Changes in assets and liabilities:
Other liabilities	3,847	(6,844)
Lease liability - operating leases	(494)	(376)
Prepaid expenses and other assets	1,859	2,107
Rents receivable	(2,408)	1,682
Accounts payable and accrued expenses	237	(2,327)
Net cash provided by operating activities	30,934	27,978
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	—	(19,088)
Development, construction and property improvement costs	(5,425)	(13,576)
Proceeds from the disposition of properties, net	15,703	—
Investments in and advances to unconsolidated affiliates and other	(1,725)	(1,525)
Return of capital from unconsolidated affiliates and other	4,377	5,024
(Issuance) redemption of notes receivable	—	(59,000)
Return (payment) of deposits for properties under contract	—	200
Payment of deferred leasing costs	(1,438)	(2,763)
Net cash provided by (used in) investing activities	11,492	(90,728)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(20,406)	(1,488)
Principal payments on unsecured debt	(33,250)	(5,000)
Proceeds received on mortgage and other notes	3,809	689
Proceeds from unsecured debt	536	122,245
Payments of finance lease obligations	—	(625)
(Repurchase) proceeds from the sale of Common Shares	—	(22,352)
Capital contributions from noncontrolling interests	11,241	7,268
Distributions to noncontrolling interests	(6,800)	(4,914)
Dividends paid to Common Shareholders	—	(25,245)
Deferred financing and other costs	(333)	(222)
Net cash (used in) provided by financing activities	(45,203)	70,356
(Decrease) increase in cash and restricted cash	(2,777)	7,606
Cash of $19,232 and $15,845 and restricted cash of $14,692 and $14,165, respectively, beginning of period	33,924	30,010
Cash of $15,424 and $23,404 and restricted cash of $15,723 and $14,212, respectively, end of period	$31,147	$37,616

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(in thousands)	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $902 and $2,938 respectively	$11,824	$14,156
Cash paid for income taxes, net of refunds	$100	$219

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets, operating leases modified in exchange for operating lease liabilities	$412	$—
Assumption of accounts payable and accrued expenses through acquisition of real estate	$—	$116
Distribution declared and payable on April 15, 2021 and 2020, respectively	$13,993	$26,816

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

The Company is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2021 and December 31, 2020, the Company controlled approximately 94% and 95%, respectively of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2021, the Company has ownership interests in 130 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 56 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 186 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2021 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of March 31, 2021 (b, c)
Fund II and Mervyns II (c)	6/2004	28.33%	$372.6	$12.7	28.33%	8%	$169.8
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	568.8
Fund IV	5/2012	23.12%	481.3	48.7	23.12%	6%	193.1
Fund V	8/2016	20.10%	217.1	302.9	20.10%	6%	31.5

(a)	Amount represents the current economic ownership at March 31, 2021, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)	Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share. During the first quarter of 2021, Mervyn’s II recalled $3.0 million of the $15.7 million.

Basis of Presentation

Segments

At March 31, 2021, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

These interim consolidated financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K, as filed with the SEC on February 22, 2021.

Reclassifications

Certain prior year amounts on the Company’s consolidated balance sheet at December 31, 2020 with regard to Mortgage and other notes payable, net and Unsecured notes payable, net have been reclassified to conform to the current period presentation. In addition, certain prior year amounts in the Company’s statement of cash flows for the three months ended March 31, 2020 with regard to Right-of-use assets – operating leases, lease liabilities – operating leases and credit losses have been reclassified to conform to the current period presentation. These reclassifications had no material effect on the reported results of operations, financial condition or cash flows.

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

Recently Adopted Accounting and Reporting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this Update provide guidance for interim period and intra period tax accounting; provide tax accounting guidance for foreign subsidiaries; require that an entity recognize a franchise (or similar) tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; as well as other changes to tax accounting. This ASU is effective for fiscal years beginning after December 15, 2020. As a REIT, the Company usually does not have significant income taxes. Accordingly, the implementation of this guidance did not have a material effect on the Company’s consolidated financial statements.

During October 2020, the SEC issued new rules modernizing certain Regulation S-K disclosure requirements. The final rule is intended to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. These changes will be effective for all filings on or after November 7, 2020. The Company has made minor disclosure changes in this Report and to the "Business" and "Risk Factors" sections of the annual report on Form 10-K for 2020.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 8, 2020, the FASB issued a Q&A allowing for reporting entities to make an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. This election is available for concessions that result in the total cash flows required by the modified contract being substantially the same or less than total cash flows required by the original contract. Effective April 1, 2020, the Company has made the accounting policy election noted above. The Company entered into concession agreements both as lessor and lessee during the three months ended March 31, 2021 (Note 11). The Company may grant further concessions during subsequent periods.

In January 2020, the FASB issued ASU 2020-01 Investments—Equity securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. The amendments in this Update affect all entities that apply the guidance in Topics 321, 323, and 815 and (i) elect to apply the measurement alternative or (ii) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. This ASU is effective for fiscal years beginning after December 15, 2020. Currently, the Company does not apply the measurement alternative and does not have any such forward contracts or purchase options. As a result, the implementation of this guidance did not have a material effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The amendments in this update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. Currently, the Company does not have any such callable debt securities. As a result, the implementation of this guidance did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt with conversion and other options (Subtopic 470-20) and derivatives and hedging—contracts in entity's own equity (Subtopic 815-40)—accounting for convertible instruments and contracts in an entity's own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU simplifies accounting for convertible instruments and simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2021. Currently, the Company does not have any such debt instruments and, as a result, the implementation of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848) which modifies ASC 848 (ASU 2020-04 discussed above), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. Currently, the Company does not have any trades cleared by a central counterparty. As a result, the implementation of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Land	$767,631	$776,275
Buildings and improvements	2,847,797	2,848,781
Tenant improvements	196,748	191,046
Construction in progress	6,453	5,751
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	3,843,715	3,846,939
Less: Accumulated depreciation and amortization	(605,684)	(586,800)
Operating real estate, net	3,238,031	3,260,139
Real estate under development	234,338	247,349
Net investments in real estate	$3,472,369	$3,507,488

Acquisitions and Conversions

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company acquired the following consolidated retail properties and other real estate investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2021 Acquisitions
None

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

For the year ended December 31, 2020, the Company capitalized $1.3 million of acquisition costs. No debt was assumed in any of the 2020 Acquisitions. Conversions represent notes receivable that were converted to an interest in the underlying collateral in a non-cash transaction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2020 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the periods presented (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Net Assets Acquired
Land	$—	$25,440
Buildings and improvements	—	123,459
Accounts receivable, prepaids and other assets	—	5,770
Acquisition-related intangible assets (Note 6)	—	23,061
Right-of-use asset - Operating lease (Note 11)	—	234
Acquisition-related intangible liabilities (Note 6)	—	(4,569)
Lease liability - Operating lease (Note 11)	—	(234)
Accounts payable and other liabilities	—	(1,009)
Net assets acquired	$—	$172,152

Consideration
Cash	$—	$21,208
Conversion of note receivable	—	38,674
Conversion of accrued interest	—	1,995
Liabilities assumed	—	116
Existing interest in previously unconsolidated investment	—	109,571
Acquisition of noncontrolling interests	—	588
Total consideration	$—	$172,152

Dispositions

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2021 Dispositions
60 Orange St - Bloomfield, NJ	Core	Jan 29, 2021	$16,400	$4,612
Total 2021 Dispositions			$16,400	$4,612

2020 Dispositions
163 Highland Ave. (Easement) - Needham, MA	Core	Mar 19, 2020	$238	$88
Colonie Plaza - Albany, NY	Fund IV	Apr 13, 2020	15,250	485
Airport Mall (Parcel) - Bangor, ME	Fund IV	Sep 10, 2020	400	24
Cortlandt Crossing (Sewer Project and Retention Pond) - Cortlandt, NY	Fund III	Nov 30, 2020	6,325	—
Union Township (Parcel) - New Castle, PA	Core	Dec 11, 2020	200	86
Total 2020 Dispositions			$22,413	$683

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2021, Fund III entered into an agreement to sell its 654 Broadway property, which is reflected as assets of properties held for sale at March 31, 2021 on the consolidated balance sheet.

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold during the three months ended March 31, 2021 and year ended December 31, 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues	$82	$870
Expenses	(90)	(864)
Gain on disposition of properties	4,612	—
Net income attributable to noncontrolling interests	1	48
Net income attributable to Acadia	$4,605	$54

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2021		Three Months Ended March 31, 2021			March 31, 2021
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$63,875	$—	$933	$14,557	—	$50,251
Fund II	—	74,657	—	535	—	—	75,192
Fund III	1	23,139	—	277	—	1	23,416
Fund IV	2	85,678	—	21	220	2	85,479
Total	3	$247,349	$—	$1,766	$14,777	3	$234,338

	January 1, 2020		Year Ended December 31, 2020			December 31, 2020
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$60,863	$—	$3,012	$—	—	$63,875
Fund II (a)	—	10,703	66,812	3,612	6,470	—	74,657
Fund III	1	36,240	—	70	13,171	1	23,139
Fund IV (b)	2	145,596	—	1,368	61,286	2	85,678
Total	3	$253,402	$66,812	$8,062	$80,927	3	$247,349

(a)	Transfers in include $33.8 million of non-cash Fund II additions obtained through the conversion of a note receivable (Note 3).
(b)	Transfers out include impairment charges totaling $16.5 million on two Fund IV development properties (Note 8).

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. Core amounts relate to City Center and Fund II amounts relate to the City Point Phase III project.

During the three months ended March 31, 2021, the Company:

•	placed a portion of one Core project, City Center, into service
•	placed the remainder of one Fund project, Paramus, into service

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the year ended December 31, 2020, the Company:

•	placed a portion of one Fund III property, Cortlandt Crossing, into service
•	converted, in a non-cash transaction, a note receivable in exchange for construction improvements in the amount of $33.8 million (Note 3)
•	recognized impairment charges totaling $16.5 million on two Fund IV properties (Note 8) including 717 N. Michigan Avenue and 110 University Place
•	placed a portion of one Fund IV property, 146 Geary Street, into service, which was also impaired (Note 8)
•	placed a portion of Fund II’s City Point Phase II into development
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

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2021
Description	2021	2020	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$96,794	$96,794	6	Apr 2020 - Dec 2027	2.65% - 9.00%
Fund III	5,306	5,306	1	Jul 2020	18.00%
Total notes receivable	102,100	102,100
Allowance for credit loss	(690)	(650)
Notes receivable, net	$101,410	$101,450	7

(a)	Includes two notes receivable from OP Unit holders, with balances totaling $6.5 million at March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021, the Company:

•	recorded an increase in its allowance for credit loss of approximately $0.1 million.

During the year ended December 31, 2020, the Company:

•	exchanged its Brandywine Note Receivable of $38.7 million plus accrued interest of $2.0 million for the remaining 24.78% undivided interest in Town Center on April 1, 2020;
•	recorded credit loss reserves of $0.4 million upon the adoption of ASC 326;
•

converted $33.8 million balance of a Fund II note receivable for interest in real estate on November 2, 2020. Prior to the exchange, the note had been increased by the interest accrued during 2020 of $0.6 million;

•	made a Core loan for $54.0 million with an interest rate of 9% structured as a redeemable preferred equity investment in a property at 850 Third Avenue in Brooklyn, New York on January 14, 2020;
•

issued a new Core Portfolio note for $5.0 million with an interest rate of 8% collateralized by our partner’s 50% share of the LUF (Georgetown) Portfolio (Note 4) in Washington, D.C. effective February 1, 2020; and

•	recorded additional credit loss reserves of $0.3 million related to new transactions and recent market volatility.

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at March 31, 2021 and December 31, 2020. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan, and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. In addition, one Fund III note receivable aggregating $10.0 million, including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) matured on July 1, 2020 and was not repaid. The Company has issued the borrower a notice of maturity default. The Company has determined for each loan that the collateral is sufficient to cover the loan’s carrying value at March 31, 2021. In addition, there are certain personal guarantees associated with each of these notes receivable.

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

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United Sates for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, for non-collateral dependent loans with a total amortized cost of $79.2 million, inclusive of accrued interest of $6.7 million, an allowance for credit losses has been recorded aggregating $0.7 million at March 31, 2021. For four loans in this portfolio, aggregating $38.4. million, inclusive of accrued interest of $8.8 million at March 31, 2021, the Company has elected to apply a practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at March 31, 2021, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	March 31,	December 31,
Portfolio	Property	March 31, 2021	2021	2020

Core:	840 N. Michigan (a)	88.43%	$54,924	$55,863
	Renaissance Portfolio	20%	28,742	29,270
	Gotham Plaza	49%	28,589	28,683
	Georgetown Portfolio	50%	3,870	4,624
	1238 Wisconsin Avenue	80%	3,008	2,571
			119,133	121,011

Mervyns I & II:	KLA/ABS (b)	36.7%	78,526	72,391

Fund III:	Self Storage Management (c)	95%	207	207

Fund IV:	Fund IV Other Portfolio	98.57%	12,394	11,719
	650 Bald Hill Road	90%	12,532	12,550
			24,926	24,269

Fund V:	Family Center at Riverdale (a)	89.42%	12,679	11,824
	Tri-City Plaza	90%	7,309	7,024
	Frederick County Acquisitions	90%	10,647	10,837
			30,635	29,685

Various:	Due from (to) Related Parties		290	363
	Other (d)		2,615	1,881
	Investments in and advances to unconsolidated affiliates		$256,332	$249,807

Core:	Crossroads (e)	49%	$15,272	$15,616
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,272	$15,616

(a)	Represents a tenancy-in-common interest.
(b)	Includes an interest in Albertsons (at fair value, as described below) (Note 8).
(c)	Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
(d)	Includes cost-method investments in Storage Post, Fifth Wall and other investments.
(e)	Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

Core Portfolio

Acquisition of Unconsolidated Investments

On August 8, 2019, the Company invested $1.8 million in Fifth Wall Ventures Retail Fund, L.P. (“Fifth Wall”) Subsequent to its initial investment, the Company invested a total of $1.1 million through March 31, 2021. The Company accounts for its interest at cost less impairment given its ownership is less than five percent and the Company has no influence over the partnership’s operating and financial policies. During

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the fourth quarter of 2020, the Company impaired $0.4 million of this investment (Note 8) reflecting management’s estimate of fair value at that date. At March 31, 2021, the Company’s investment was $2.5 million.

Town Center

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

Fund Investments

Albertsons

During 2006, as part of a series of investments with a consortium of other investors known as the “RCP Venture”, Mervyns II acquired an indirect interest in Albertsons Companies, Inc. a private chain of grocery stores (“Albertsons”) through two 36.67% owned entities (KLA A Investments, LLC and ABS Opportunities, LLC, “KLA/ABS”). Its investment (the “Investment in Albertsons”) has been accounted for under the cost method as Mervyns II has no influence over operating and financial policies of KLA/ABS. Subsequent to the initial investment in 2006, Mervyns II received distributions from its Investment in Albertsons in excess of its initial contribution, which has been recognized in earnings. During the second and fourth quarters of 2020, Mervyns II realized gains of approximately $22.8 million and $0.4 million, respectively, from its Investment in Albertsons. The realized gains during the second quarter of 2020 resulted from the issuance and distribution of proceeds from a preferred equity investment and a sale of a portion of its investment in an initial public offering of Albertsons, both of which occurred in June 2020. Following these transactions, Mervyns II has retained an effective indirect ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons, which it has accounted for at fair value following the initial public offering given the readily determinable fair value, resulting in an unrealized gain of approximately $64.9 million during the second quarter of 2020. During the year ended December 31, 2020, the Company recorded an additional net unrealized holding gain of $7.5 million reflecting the change in fair value of its Investment in Albertsons. During the three months ended March 31, 2021, Mervyns II realized gains of $0.4 million related to distributions from its Investment in Albertsons and recorded an additional net unrealized holding gain of $6.1 million reflecting the change in fair value of its Investment in Albertsons. The Company has reflected both the realized and net unrealized gain as Realized and unrealized holding gains on investments and other within its consolidated statements of operations. The Company has an effective ownership interest of 28.33% in Mervyns II.

Broughton Street Portfolio

On May 26, 2020, pursuant to the buy-sell provisions of the operating agreement of the Broughton Street Portfolio, Fund IV acquired all of the third-party equity of BSP II, which underlies two properties within Broughton Street Portfolio, for $1.3 million. These two BSP II properties were consolidated during the second quarter of 2020.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million for each of the three months ended March 31, 2021 and 2020, which are included in other revenues in the consolidated statements of operations.

In addition, the Company paid to certain unaffiliated partners of its joint ventures, $0.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of December 31, 2020, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	March 31, 2021	December 31, 2020
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$552,262	$563,997
Real estate under development	15,907	14,517
Other assets	64,358	61,969
Total assets	$632,527	$640,483
Liabilities and partners’ equity:
Mortgage notes payable	$505,245	$512,490
Other liabilities	75,268	74,872
Partners’ equity	52,014	53,121
Total liabilities and partners’ equity	$632,527	$640,483

Company's share of accumulated equity	$100,729	$100,767
Basis differential	54,582	55,017
Deferred fees, net of portion related to the Company's interest	4,111	3,565
Amounts receivable/payable by the Company	290	363
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	159,712	159,712
Investments carried at fair value or cost	81,348	74,479
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,272	15,616
Investments in and advances to unconsolidated affiliates	$256,332	$249,807

	Three Months Ended March 31,
	2021	2020
Combined and Condensed Statements of Operations
Total revenues	$17,281	$19,496
Operating and other expenses	(6,219)	(6,579)
Interest expense	(4,822)	(5,256)
Depreciation and amortization	(8,801)	(6,360)
Gain on disposition of properties (a)	3,206	—
Net income attributable to unconsolidated affiliates	$645	$1,301

Company’s share of equity in net income of unconsolidated affiliates	$2,699	$334
Basis differential amortization	(436)	(324)
Company’s equity in earnings of unconsolidated affiliates	$2,263	$10

(a)	Represents the gain on the sale of two land parcels by the Family Center at Riverdale on January 4, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	March 31, 2021	December 31, 2020
Other Assets, Net:
Lease intangibles, net (Note 6)	$91,371	$100,732
Deferred charges, net (a)	30,524	30,488
Accrued interest receivable	15,481	13,917
Prepaid expenses	14,121	17,468
Due from seller	3,364	3,682
Income taxes receivable	2,613	2,433
Other receivables	2,068	2,058
Deposits	1,744	1,728
Corporate assets, net	1,308	1,302
Derivative financial instruments (Note 8)	2	1
	$162,596	$173,809

(a) Deferred Charges, Net:
Deferred leasing and other costs	$61,107	$57,533
Deferred financing costs related to line of credit	11,380	11,341
	72,487	68,874
Accumulated amortization	(41,963)	(38,386)
Deferred charges, net	$30,524	$30,488

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$71,023	$76,434
Accounts payable and accrued expenses	56,149	53,031
Derivative financial instruments (Note 8)	56,083	90,139
Deferred income	35,396	31,842
Tenant security deposits, escrow and other	12,025	12,178
Lease liability - finance leases, net (Note 11)	6,382	6,287
	$237,058	$269,911

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible assets and liabilities are included in Other assets and Accounts payable and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$265,722	$(178,279)	$87,443	$268,335	$(171,856)	$96,479
Above-market rent	19,188	(15,260)	3,928	19,188	(14,935)	4,253
	$284,910	$(193,539)	$91,371	$287,523	$(186,791)	$100,732

Amortizable Intangible Liabilities
Below-market rent	$(160,388)	$89,812	$(70,576)	$(164,923)	$88,951	$(75,972)
Above-market ground lease	(671)	224	(447)	(671)	209	(462)
	$(161,059)	$90,036	$(71,023)	$(165,594)	$89,160	$(76,434)

During the three months ended March 31, 2021, the Company did not acquire or assume any intangible assets or liabilities.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2021 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2021 (Remainder)	$4,923	$(17,375)	$44	$(12,408)
2022	5,944	(17,869)	58	(11,867)
2023	5,476	(13,239)	58	(7,705)
2024	5,126	(9,297)	58	(4,113)
2025	4,459	(6,939)	58	(2,422)
Thereafter	40,720	(22,724)	171	18,167
Total	$66,648	$(87,443)	$447	$(20,348)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	March 31,	December 31,	Maturity Date at	March 31,	December 31,
	2021	2020	March 31, 2021	2021	2020
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$147,233	$147,810
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jan 2023 - Nov 2028	73,569	80,500
Total Core Mortgages Payable				220,802	228,310
Fund II Variable Rate	LIBOR+3.00% - PRIME+2.00%	LIBOR+3.00% - PRIME+2.00%	Mar 2022 - August 2022	229,101	228,282
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	Nov 2021	18,733	18,803
Total Fund II Mortgages Payable				247,834	247,085
Fund III Variable Rate	LIBOR+2.75%-LIBOR+3.10%	LIBOR+2.75%-LIBOR+3.10%	Jun 2021 - Jul 2022	71,613	71,918
Fund IV Fixed Rate	3.40%-4.50%	3.40%-4.50%	Oct 2025 - Jun 2026	6,726	6,726
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.40%	LIBOR+1.60%-LIBOR+3.40%	Apr 2021 - Oct 2025	245,302	254,234
Fund IV Variable Rate - Swapped (a)	3.48%-4.61%	3.48%-4.61%	Apr 2022 - Dec 2022	66,250	66,590
Total Fund IV Mortgages and Other Notes Payable				318,278	327,550
Fund V Variable Rate	LIBOR+1.50%-LIBOR+2.20%	LIBOR+1.50%-LIBOR+2.20%	Jun 2021 - Dec 2024	1,077	1,354
Fund V Variable Rate - Swapped (a)	2.95%-4.78%	2.95%-4.78%	Jun 2021 - Dec 2024	334,339	334,323
Total Fund V Mortgages Payable				335,416	335,677
Net unamortized debt issuance costs				(5,770)	(6,507)
Unamortized premium				522	548
Total Mortgages Payable				$1,188,695	$1,204,581
Unsecured Notes Payable
Core Variable Rate Credit Facility	LIBOR+2.55%	LIBOR+2.55%	Jun 2021	$30,000	$30,000
Core Variable Rate Unsecured Term Loans - Swapped (a)	2.49%-5.02%	2.49%-5.02%	Mar 2023	350,000	350,000
Total Core Unsecured Notes Payable				380,000	380,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.65%	Sep 2021	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.90%	LIBOR+1.90%	Dec 2021	1,400	864
Fund V Subscription Facility	LIBOR+1.60%	LIBOR+1.60%	May 2021	—	250

Net unamortized debt issuance costs				(440)	(256)
Total Unsecured Notes Payable				$420,960	$420,858
Unsecured Line of Credit
Core Unsecured Line of Credit -Swapped (a)	2.49%-5.02%	2.49%-5.02%	Mar 2022	$105,400	$138,400

Total Debt - Fixed Rate (b, c )				$1,102,250	$1,143,152
Total Debt - Variable Rate (d)				618,493	626,902
Total Debt				1,720,743	1,770,054
Net unamortized debt issuance costs				(6,210)	(6,763)
Unamortized premium				522	548
Total Indebtedness				$1,715,055	$1,763,839

(a)

At March 31, 2021, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.75% to LIBOR + 3.10% for Fund III variable-rate debt; LIBOR + 1.75% to LIBOR +2.00% for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.25% for Core variable-rate unsecured term loans; and LIBOR + 1.35% for Core variable-rate unsecured lines of credit.

(b)	Includes $948.3 million and $988.6 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
(c)	Fixed-rate debt at March 31, 2021 and December 31, 2020 includes $36.2 million and $3.2 million, respectively of Core swaps that may be used to hedge debt instruments of the Funds.
(d)	Includes $140.0 million and $139.2 million, respectively, of variable-rate debt that is subject to interest cap agreements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Facility

The Company has a $600.0 million senior unsecured credit facility (the “Credit Facility”), comprised of a $250.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at LIBOR + 1.40%, and a $350.0 million senior unsecured term loan (the “Term Loan”) which bears interest at LIBOR + 1.30%. The revolving credit facility matures on March 31, 2022, subject to two six-month extension options, and the $350.0 million Term Loan expires on March 31, 2023.

Mortgages and Other Notes Payable

During the three months ended March 31, 2021, the Company:

•

extended three Fund mortgages, two of which were extended for one year with aggregate outstanding balances of $37.7 million at March 31, 2021 and one of which was extended for one month with an outstanding balance of $23.1 million at March 31, 2021;

•

modified the terms of the Fund IV Bridge facility which had an outstanding balance of $79.2 million. Fund IV repaid $10.0 million of principal, the maturity date was extended from June 30, 2021 to December 31, 2021, and the interest rate was changed from LIBOR plus 2.0% to LIBOR plus 2.5% with a floor of 0.25%;

•

entered into a swap agreement in January 2021 with a notional value of $16.7 million, for its New Towne Plaza mortgage replacing the existing swap which expired. In addition, the Company terminated two forward starting interest rate swaps resulting in cash proceeds of approximately $3.4 million (Note 8);

•	repaid one Core mortgage of $6.7 million in connection with the sale of 60 Orange Street in January 2021 (Note 2); and
•	made scheduled principal payments of $2.0 million.

During the year ended December 31, 2020, the Company:

•

extended the maturity date of a $200.0 million Fund II loan from May 2020 to May 2022. In addition, the Company extended seven Fund mortgages, two of which were extended for one year during the first quarter with aggregate outstanding balances of $46.0 million at December 31, 2020, two of which were extended for one year during the second quarter with an aggregate outstanding balance of $51.3 million at December 31, 2020, one of which was extended for one year during the third quarter with aggregate outstanding balances of $40.0 million at December 31, 2020, and two of which were extended for a minimum of one year during the fourth quarter with aggregate outstanding balances of $88.0 million at December 31, 2020;

•

modified the terms of one Fund IV $23.8 million mortgage, which had $18.9 million outstanding, in June 2020 to adjust the allowable timing of draws. At closing, an additional $1.0 million was drawn and in July 2020 an additional $0.9 million was drawn. The Company also modified one Fund III and two Fund IV loans aggregating $103.4 million requiring the repayment of $11.5 million;

•

entered into two swap agreements in February 2020 each with notional values of $50.0 million, which are not effective until April 2022 and April 2023 and were later terminated in the first quarter of 2021. In July 2020, two previously-executed forward swap agreements took effect with current notional values as of December 31, 2020 of $30.4 million each (Note 8);

•

repaid one Core mortgage of $26.3 million in connection with the litigation settlement discussed below and one Fund IV mortgage of $11.6 million in connection with the sale of Colonie Plaza in April 2020 (Note 2); and

•	made scheduled principal payments of $6.1 million.

At March 31, 2021, a Fund III mortgage in the amount of $35.6 million, or $8.7 million at the Company’s share, had not met its liquidity requirement; however, this condition is expected to be remedied by the sale of 654 Broadway, which is reflected as held for sale at March 31, 2021 (Note 2).

At March 31, 2021 and December 31, 2020, the Company’s mortgages were collateralized by 41 and 42 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company is not in default on any of its loan agreements. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

A mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at December 31, 2019. The loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. By maturity, the loan was in default. On October 30, 2020, the Company settled the litigation for approximately $30.0 million resulting in a gain on debt extinguishment of $18.3 million reflected in Realized and unrealized holding gains on investments and other in the consolidated statement of operations during the fourth quarter of 2020, of which the Company’s proportionate share was $4.1 million. Upon settlement of this litigation, the Company obtained its partner’s 77.78% noncontrolling interest for nominal consideration, resulting in a negative adjustment of $15.9 million to equity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsecured Notes Payable

Unsecured notes payable for which total availability was $127.8 million and $128.7 million at March 31, 2021 and December 31, 2020, respectively, are comprised of the following:

•

The outstanding balance of the Core term loan was $350.0 million at each of March 31, 2021 and December 31, 2020. The Company previously entered into swap agreements fixing the rates of the remaining Core term loan balance.

•

On July 1, 2020, the Company obtained an additional $30.0 million Core term loan, with an accordion option to increase up to $90.0 million. This term loan matures on June 30, 2021 and bears interest at LIBOR plus 2.55% with a LIBOR floor of 0.75%. The outstanding balance at each of March 31, 2021 and December 31, 2020 was $30.0 million. There was no availability at each of March 31, 2021 and December 31, 2020.

•

Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of March 31, 2021 and December 31, 2020. There was no availability at each of March 31, 2021 and December 31, 2020.

•

Fund IV has a $5.0 million subscription line with an outstanding balance and total available credit of $1.4 million and $0, respectively at March 31, 2021, reflecting letters of credit of $3.6 million. The outstanding balance and total availability at December 31, 2020 were $0.9 million and $0.5 million, respectively, reflecting letters of credit of $3.6 million.

•

Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. During the year ended December 31, 2020, the Company modified the $150.0 million Fund V Subscription line and extended the due date from May 2020 to May 2021. The outstanding balance and total available credit of the Fund V subscription line was $0 and $127.8 million, respectively at March 31, 2021 reflecting outstanding letters of credit of $22.2 million. The outstanding balance were $0.3 million and $128.2 million at December 31, 2020 reflecting outstanding letters of credit of $21.5 million.

Unsecured Revolving Line of Credit

The Company had a total of $136.6 million and $101.1 million, respectively, available under its $250.0 million Core Revolver, reflecting borrowings of $105.4 million and $138.4 million and letters of credit of $8.0 million and $10.5 million at March 31, 2021 and December 31, 2020, respectively. At each of March 31, 2021 and December 31, 2020, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,
2021	$365,838
2022	535,612
2023	409,359
2024	212,020
2025	65,326
Thereafter	132,588
1,720,743
Unamortized premium	522
Net unamortized debt issuance costs	(6,210)
Total indebtedness	$1,715,055

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt of $260.5 million contractually due in 2021, $250.6 million contractually due in 2022, and $41.5 million contractually due in 2023; most for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

Money Market Funds — The Company has money market funds, which at times have zero balances and are included in Cash and cash equivalents in the consolidated balance sheets, and are comprised of government securities and/or U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Equity Investments –Albertsons became publicly traded during 2020 (Note 4). Upon Albertsons’ IPO, the Company’s Investment in Albertsons has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment.

Derivative Assets — The Company has derivative assets, which are included in Other assets, net on the consolidated balance sheets, and are comprised of interest rate swaps and caps. The derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Derivative Liabilities — The Company has derivative liabilities, which are included in Accounts payable and other liabilities on the consolidated balance sheets, and are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Other than the Investment in Albertsons described above, the Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2021 or 2020.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	2	—	—	1	—
Investment in Albertsons (Note 4)	78,526	—	—	72,391	—	—
Liabilities
Derivative financial instruments	—	56,083	—	—	90,139	—

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During 2020, the Company was impacted by the COVID-19 Pandemic (Note 11), which caused the Company to reduce its holding periods and forecasted operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

					Impairment Charge
Property and Location	Owner	Triggering Event	Level 3 Inputs	Effective Date	Total	Acadia's Share

2021 Impairment Charges
None

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	March 31, 2021	December 31, 2020
Core
Interest Rate Swaps	$565,158	Dec 2012-Jul 2020	Jun 2021-Jul 2030	1.24%	—	3.77%	Other Liabilities	$(44,451)	$(74,990)
	$565,158							$(44,451)	$(74,990)

Fund II
Interest Rate Swap	$18,733	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(154)	$(219)
Interest Rate Cap	45,000	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	—	—
	$63,733							$(154)	$(219)

Fund III
Interest Rate Caps	$35,970	Jan 2021	Jul 2022	3.00%	—	3.00%	Other Assets	$—	$—

Fund IV
Interest Rate Swaps	$66,250	Mar 2017 - Dec 2019	Apr 2022 - Dec 2022	1.48%	—	4.00%	Other Liabilities	$(1,399)	$(1,713)
Interest Rate Caps	77,400	July 2019 - Dec 2020	Jul 2021 - Dec 2022	3.00%	—	3.50%	Other Assets	2	1
	$143,650							$(1,397)	$(1,712)

Fund V
Interest Rate Swaps	$334,339	Jun 2018-Feb 2021	Jun 2021-Oct 2024	0.23%	—	2.88%	Other Liabilities	$(10,079)	$(13,217)
	$334,339							$(10,079)	$(13,217)

Total asset derivatives								$2	$1
Total liability derivatives								$(56,083)	$(90,139)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $19.7 million included in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense within the next twelve months. As of March 31, 2021 and December 31, 2020, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the first quarter of 2021, the Company terminated two forward swaps with an aggregate notional value of $100.0 million (Note 7) for cash proceeds of $3.4 million. As the hedged forecasted transaction is still expected, amounts deferred in Accumulated other comprehensive loss will be amortized into earnings as a reduction of interest expense over the original term of the swaps, beginning in 2022.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		March 31, 2021		December 31, 2020
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$101,410	$101,917	$101,450	$102,135
Mortgage and Other Notes Payable (a)	3	1,193,943	1,171,180	1,210,540	1,190,214
Investment in non-traded equity securities (b)	3	2,460	2,386	1,726	1,456
Unsecured notes payable and Unsecured line of credit (c)	2	526,800	514,982	559,514	544,532

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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at March 31, 2021.

9. Commitments and Contingencies

The Company is involved in various matters of litigation arising out of, or incident to, its business. While the Company is unable to predict with certainty the outcome of any particular matter, management does not expect, when such litigation is resolved, that the Company’s resulting exposure to loss contingencies, if any, will have a material adverse effect on its consolidated financial position.

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $32.4 million and $32.7 million as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the Company had Core and Fund letters of credit outstanding of $33.8 million and $35.6 million, respectively (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the share repurchase activity discussed below, the Company completed the following transactions in its Common Shares during the three months ended March 31, 2021:

•

The Company withheld 3,050 restricted shares of its Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.

•

The Company recognized Common Share and Common OP Unit-based compensation expense totaling $2.7 million and $2.4 million in connection with Restricted Shares and Units (Note 13) for the three months ended March 31, 2021 and 2020, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient and low-cost vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the second quarter of 2019. The Company has not sold any Common Shares under its ATM Program nor issued any shares on a forward basis during the three months ended March 31, 2021 or the year ended December 31, 2020 and currently has approximately $170.0 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the three months ended March 31, 2021. During the first quarter of 2020, the Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees at a weighted average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available as of March 31, 2021.

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

November 5, 2019	$0.29	December 31, 2019	January 15, 2020
February 26, 2020	$0.29	March 31, 2020	April 15, 2020
March 15, 2021	$0.15	March 31, 2021	April 15, 2021

Beginning with the second quarter of 2020, the Board temporarily suspended distributions on its Common Shares and Common Units, which suspension continued through the fourth quarter of 2020; however, distributions of $0.1 million were payable to preferred unit holders at each of June 30, 2020, September 30, 2020 and December 31, 2020. The Company reinstated quarterly distributions beginning in the first quarter of 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated Other Comprehensive Loss

The following tables set forth the activity in accumulated other comprehensive loss for three months ended March 31, 2021 and 2020 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2021	$(74,891)

Other comprehensive income before reclassifications - swap agreements	33,556
Reclassification of realized interest on swap agreements	5,317
Net current period other comprehensive income	38,873
Net current period other comprehensive income attributable to noncontrolling interests	(5,944)
Balance at March 31, 2021	$(41,962)

Balance at January 1, 2020	$(31,175)

Other comprehensive loss before reclassifications - swap agreements	(74,774)
Reclassification of realized interest on swap agreements	977
Net current period other comprehensive loss	(73,797)
Net current period other comprehensive loss attributable to noncontrolling interests	19,257
Balance at March 31, 2020	$(85,715)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2021	$89,431	$517,808	$607,239
Distributions declared of $0.15 per Common OP Unit	(1,048)	—	(1,048)
Net income (loss) for the three months ended March 31, 2021	470	(3,772)	(3,302)
Conversion of 18,800 Common OP Units to Common Shares by limited partners of the Operating Partnership	(294)	—	(294)
Other comprehensive income - unrealized gain on valuation of swap agreements	1,900	2,143	4,043
Reclassification of realized interest expense on swap agreements	53	1,848	1,901
Noncontrolling interest contributions	—	11,241	11,241
Noncontrolling interest distributions	—	(6,676)	(6,676)
Employee Long-term Incentive Plan Unit Awards	4,049	—	4,049
Reallocation of noncontrolling interests (c)	369	—	369
Balance at March 31, 2021	$94,930	$522,592	$617,522

Balance at January 1, 2020	$97,670	$546,987	$644,657
Distributions declared of $0.29 per Common OP Unit	(1,849)	—	(1,849)
Net loss for the three months ended March 31, 2020	(336)	(51,289)	(51,625)
Conversion of 147,882 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,472)	—	(2,472)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(3,141)	(16,388)	(19,529)
Reclassification of realized interest expense on swap agreements	7	265	272
Noncontrolling interest contributions	—	7,268	7,268
Noncontrolling interest distributions	—	(3,118)	(3,118)
Employee Long-term Incentive Plan Unit Awards	3,648	—	3,648
Reallocation of noncontrolling interests (c)	(145)	—	(145)
Cumulative effect of change in accounting principle	—	(11)	(11)
Balance at March 31, 2020	$93,382	$483,714	$577,096

(a)

Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,101,958 and 3,205,931 Common OP Units at March 31, 2021 and March 31, 2020; (ii) 188 Series A Preferred OP Units at March 31, 2021 and March 31, 2020; (iii) 126,593 Series C Preferred OP Units at March 31, 2021 and March 31, 2020; and (iv) 3,409,232 and 3,003,027 LTIP units at March 31, 2021 and March 31, 2020, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the three months ended March 31, 2021 or the year ended December 31, 2020.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2021, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through March 31, 2021, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.

11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options (see below). Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the three months ended March 31, 2021 and 2020, the Company earned $14.8 million and $14.6 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

The activity for the reserves related to billed rents and straight-line rents is as follows:

	Three Months Ended March 31, 2021
	Balance at Beginning of Period	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period

Allowance for credit loss - billed rents	$30,366	$3,065	$—	$(1,162)	$32,269
Straight-line rent reserves	15,042	817	—	(175)	15,684
Total - rents receivable	$45,408	$3,882	$—	$(1,337)	$47,953

As Lessee

During the three months ended March 31, 2021, the Company:

•	modified its Rye corporate office lease. As a result, of the modification, the lease was remeasured and the lease liability and right-of-use asset were each reduced by $0.4 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the year ended December 31, 2020, the Company:

•	entered into one new office lease as lessee for which the lease commenced in the third quarter of 2020. The Company recorded a right-of-use asset and corresponding lease liability of $1.7 million;
•

modified its 991 Madison master lease by converting the 49-year fixed term to a 15-year term. As a result of the modification, the lease was reclassified from a finance lease to an operating lease during the second quarter of 2020;

•	consolidated one property within the BSP II portfolio, 102 E. Broughton, (Note 2), which was subject to a ground lease classified as an operating lease, during the second quarter of 2020;
•	recorded an impairment charge of $12.3 million on a right-of-use asset for a Fund IV property, 110 University Place (Note 8)
•	renewed one ground lease for Branch Plaza, an operating lease, for 22 years; and
•

modified its 1238 Wisconsin lease agreement for a reduced purchase price from $14.5 million to $11.5 million. As a result, remeasured and reduced its right-of-use asset and lease liability by $1.9 million in the fourth quarter of 2020.

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended March 31,
	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$226	$657
Interest on lease liabilities	95	850
Subtotal	321	1,507
Operating lease cost	2,286	1,394
Variable lease cost	101	16
Total lease cost	$2,708	$2,917

Other Information
Weighted-average remaining lease term - finance leases (years)	33.2	42.3
Weighted-average remaining lease term - operating leases (years)	24.5	34.1
Weighted-average discount rate - finance leases	6.3%	4.4%
Weighted-average discount rate - operating leases	5.6%	5.8%

Right-of-use assets – finance leases are included in Operating real estate (Note 2) in the consolidated balance sheets. Lease liabilities – finance leases are included in Accounts payable and other liabilities in the consolidated balance sheets (Note 5). Operating lease cost comprises amortization of right-of-use assets for operating properties (related to ground rents) or amortization of right-of-use assets for office and corporate assets and is included in Property operating expense or General and administrative expense, respectively, in the consolidated statements of operations. Finance lease cost comprises amortization of right-of-use assets for certain ground leases, which is included in Property operating expense, as well as interest on lease liabilities, which is included in Interest expense in the consolidated statements of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of March 31, 2021, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2021 (Remainder)	$149,226	$6,465	$69
2022	198,269	7,768	28
2023	177,885	7,789	—
2024	152,363	7,974	—
2025	122,715	7,969	—
Thereafter	503,880	150,446	12,289
	1,304,338	188,411	12,386
Interest	—	(100,587)	(6,230)
Total	$1,304,338	$87,824	$6,156

(a)

Amount represents contractual lease maturities at March 31, 2021 including any extension options that management determined were reasonably certain of exercise. During 2020, numerous tenants were forced to suspend operations by government mandate as a result of the COVID-19 Pandemic. The Company has negotiated payment agreements with selected tenants which resulted in rent concessions or deferral of rents as discussed further below.

(b)	Minimum rental payments exclude options or renewals not reasonably certain of exercise.

During the three months ended March 31, 2021 and 2020, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

COVID-19 Pandemic Impacts

Beginning in March 2020, the COVID-19 Pandemic has had a material adverse impact on economic and market conditions, and consumer activity, and triggered a period of global and domestic economic slowdown. The COVID-19 Pandemic and government responses created disruption in global supply chains and adversely impacting many industries, including the domestic retail sectors in which the Company’s tenants operate. Under governmental restrictions and guidance, certain retailers were considered “essential businesses” and were permitted to remain fully operating during the COVID-19 Pandemic, while other “non-essential businesses” were ordered to decrease or close operations for an indeterminate period of time to protect their employees and customers from the spread of the virus. These disruptions, which have been significantly reduced as of the date of this Report, have impacted the collectability of rent from the Company’s affected tenants. The Company cannot estimate with reasonable certainty which currently operating tenants will remain open or if and when non-operating retailers will re-open for business as the COVID-19 Pandemic progresses. While the Company considers disruptions related to the COVID-19 Pandemic to be temporary, if such government mandated closures are reinstated, they may have a material, adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity in future periods.

Tenant Operating Status – At March 31, 2021 92.4% and 94.8% of the Core Portfolio and Fund, respectively, consolidated and unconsolidated annualized base rents (“ABR”) were derived from stores that were open or partially open for business at that date.

Rent Collections – The Company collected or negotiated payment agreements through March 31, 2021 for approximately 91.8% and 84.3% of its first quarter pre-COVID billings (original contract rents without regard to deferral or abatement agreements) for its Core Portfolio and the Funds, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Earnings Impact – The Company was impacted as follows by the COVID-19 Pandemic during the periods presented:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Consolidated	Non-Controlling Interests	Unconsolidated	Attributable to Acadia	Consolidated	Non-Controlling Interests	Unconsolidated	Attributable to Acadia
Credit Loss - Billed Rents
Core	$1,883	$17	$386	$2,286	$832	$—	$268	$1,100
Funds	1,182	(979)	37	240	526	(498)	110	138
Total	3,065	(962)	423	2,526	1,358	(498)	378	1,238

Straight - Line Rent Reserves
Core	(8)	(1)	(29)	(38)	2,744	—	220	2,964
Funds	825	(645)	10	190	223	(220)	62	65
Total	817	(646)	(19)	152	2,967	(220)	282	3,029

Rent Abatements
Core	756	—	87	843	—	—	—	—
Funds	783	(611)	7	179	—	—	—	—
Total	1,539	(611)	94	1,022	—	—	—	—

Impairment charges
Core	—	—	—	—	—	—	—	—
Funds	—	—	—	—	51,549	(39,149)	—	12,400
Total	—	—	—	—	51,549	(39,149)	—	12,400

COVID Earnings Impact
Core	2,631	16	444	3,091	3,576	—	488	4,064
Funds	2,790	(2,235)	54	609	52,298	(39,867)	172	12,603
Total	$5,421	$(2,219)	$498	$3,700	$55,874	$(39,867)	$660	$16,667

Other Impacts

•

Rent Concession Agreements – During the three months ended March 31, 2021, the Company executed 47 rent concession arrangements with tenants comprised of 12 agreements for rent deferral and 35 agreements for rent abatements. Of these deferral agreements, 11 were accounted for as if no changes to the contract were made and therefore there were no changes to the current or future recognition of revenue and $8.9 million of deferred receivables are included in Rents receivable in the consolidated balance sheet at March 31, 2021. Consolidated rent abatements in the table above represent $1.5 million for the three months ended March 31, 2021, of which $1.2 million had been negotiated and reserved in prior periods.

•

Occupancy – At March 31, 2021, the Company’s pro rata Core and Fund leased occupancy rates were 91.0% and 89.0%, respectively, compared to 93.9% and 93.2%, respectively, at March 31, 2020 reflecting primarily leases terminated as a result of the COVID-19 Pandemic.

•

Bankruptcy Risk – Through March 31, 2021 there have been continued bankruptcies of national retailers, some of which are tenants of the Company. Of these bankruptcies, the Core Portfolio has three operating stores, with ABR attributable to Acadia totaling $0.7 million, or 0.6% of Core ABR, and the Fund Portfolio has five operating stores, with ABR attributable to Acadia totaling $0.6 million, or 2.7% of Fund ABR, for which it is possible that these leases may be rejected in the future. During the three months ended March 31, 2021, one operating store in the Core Portfolio rejected its lease with ABR attributable to Acadia of $0.1 million or 0.1% of Core ABR, and two operating stores in the Fund Portfolio assumed their locations with ABR attributable to Acadia of $0.1 million or 0.1% of Fund ABR.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2021
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$42,349	$27,045	$—	$—	$69,394
Depreciation and amortization	(16,887)	(14,503)	—	—	(31,390)
Property operating expenses, other operating and real estate taxes	(13,657)	(11,282)	—	—	(24,939)
General and administrative expenses	—	—	—	(8,996)	(8,996)
Gain on disposition of properties	4,612	—	—	—	4,612
Operating income	16,417	1,260	—	(8,996)	8,681
Interest income	—	—	1,700	—	1,700
Realized and unrealized holding gains on investments and other	—	6,547	(40)	—	6,507
Equity in (losses) earnings of unconsolidated affiliates	(1,129)	3,392	—	—	2,263
Interest expense	(7,214)	(9,927)	—	—	(17,141)
Income tax provision	—	—	—	(150)	(150)
Net income	8,074	1,272	1,660	(9,146)	1,860
Net (income) loss attributable to noncontrolling interests	(607)	3,909	—	—	3,302
Net income attributable to Acadia (a)	$7,467	$5,181	$1,660	$(9,146)	$5,162

Real estate at cost (b)	$2,319,584	$1,758,469	$—	$—	$4,078,053
Total assets (b)	$2,222,886	$1,829,386	$101,410	$—	$4,153,682
Cash paid for acquisition of real estate	$—	$—	$—	$—	$—
Cash paid for development and property improvement costs	$2,843	$2,582	$—	$—	$5,425

	As of or for the Three Months Ended March 31, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$39,933	$31,487	$—	$—	$71,420
Depreciation and amortization	(17,056)	(16,321)	—	—	(33,377)
Property operating expenses, other operating and real estate taxes	(11,814)	(11,953)	—	—	(23,767)
General and administrative expenses	—	—	—	(9,070)	(9,070)
Impairment charges	—	(51,549)	—	—	(51,549)
Operating income (loss)	11,063	(48,336)	—	(9,070)	(46,343)
Interest and other income	—	—	2,929	—	2,929
Realized and unrealized holding gains on investments and other	—	—	(530)	—	(530)
Equity in earnings (losses) of unconsolidated affiliates	1,642	(387)	—	—	1,255
Interest expense	(8,250)	(10,052)	—	—	(18,302)
Income tax benefit	—	—	—	952	952
Net income (loss)	4,455	(58,775)	2,399	(8,118)	(60,039)
Net loss attributable to noncontrolling interests	1,216	50,409	—	—	51,625
Net income (loss) attributable to Acadia	$5,671	$(8,366)	$2,399	$(8,118)	$(8,414)

Real estate at cost (a)	$2,289,449	$1,792,667	$—	$—	$4,082,116
Total assets (a)	$2,330,971	$1,801,008	$173,159	$—	$4,305,138
Cash paid for acquisition of real estate	$19,088	$—	$—	$—	$19,088
Cash paid for development and property improvement costs	$2,638	$10,695	$—	$—	$13,576

(a)

Real estate at cost and total assets for the Funds segment include $643.0 million and $641.7 million, or $186.9 million and $186.5 million net of non-controlling interests, related to Fund II’s City Point property at March 31, 2021 and March 31, 2020, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Share Incentive and Other Compensation

Share Incentive Plan

The 2020 Share Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At March 31, 2021 a total of 1,975,780 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the three months ended March 31, 2021, and the year ended December 31, 2020, the Company issued 633,462 and 396,149 LTIP Units and 11,119 and 13,766 restricted share units (“Restricted Share Units”), respectively, to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

For valuation of the 2021 and 2020 Performance Shares, a Monte Carlo simulation was used to estimate the fair values based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (48.0% and 21.0%) and risk-free interest rates of (0.2% and 1.4%) for 2021 and 2020, respectively. The total value of the 2021 and 2020 Performance Shares will be expensed over the vesting period regardless of the Company’s performance.

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $12.5 million during the three months ended March 31, 2021 and $10.4 million during the year ended December 31, 2020. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.7 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively and is recorded in General and Administrative on the Consolidated Statements of Operations.

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During the three months ended March 31, 2021, the Company issued 1,242 Restricted Shares to Trustees of the Company in connection with Trustee fees. These Restricted Shares vest over three years with 33% vesting May 9, 2021 and the remaining amount vesting ratably on May 9, 2022 and May 9, 2023. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.4 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 8.4% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV and Fund V were determined to have no intrinsic value as of March 31, 2021 or December 31, 2020.

The Company did not recognize any compensation expense for the three months ended March 31, 2021 or the year ended December 31, 2020 related to the Program in connection with Fund III, Fund IV or Fund V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2020	42,390	$23.73	936,180	$28.24
Granted	66,824	13.70	440,829	19.64
Vested	(19,264)	27.72	(250,241)	30.44
Forfeited	(39)	24.77	(3,879)	24.67
Unvested at December 31, 2020	89,911	15.42	1,122,889	24.38
Granted	12,361	18.50	633,462	19.42
Vested	(7,847)	26.13	(250,748)	28.20
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at March 31, 2021	94,266	$14.90	1,413,966	$20.72

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2021 and the year ended December 31, 2020 were $19.40 and $18.86, respectively. As of March 31, 2021, there was $23.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Restricted Shares that vested for the three months ended March 31, 2021 and the year ended December 31, 2020, was $0.2 million and $0.5 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the three months ended March 31, 2021 and the year ended December 31, 2020, was $7.1 million and $7.6 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.1 million of compensation expense related to the following employee benefit plans for each of the three months ended March 31, 2021 and 2020.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 2,428 and 395 Common Shares were purchased by employees under the Purchase Plan for the three months ended March 31, 2021 and 2020, respectively. On March 23, 2021, the Board adopted, subject to the approval by the Company’s shareholders at the 2021 annual meeting of shareholders, the Acadia Realty Trust 2021 Employee Share Purchase Plan which will allow for a maximum aggregate issuance of 200,000 Common Shares.

Deferred Share Plan

During 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $19,500, for the year ending December 31, 2021.

14. Earnings (Loss) Per Common Share

Basic earnings per Common Share is computed by dividing net income (loss) attributable to Common Shareholders by the weighted-average Common Shares outstanding (Note 10). During the periods presented, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

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

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Numerator:
Net income (loss) attributable to Acadia	$5,162	$(8,414)
Less: net income attributable to participating securities	(156)	—
Income (loss) from continuing operations net of income attributable to participating securities	$5,006	$(8,414)

Denominator:
Weighted average shares for basic earnings per share	86,323,267	86,971,552
Effect of dilutive securities:
Employee unvested restricted shares	23,093	—
Denominator for diluted earnings per share	86,346,360	86,971,552

Basic and diluted earnings and basic loss per Common Share from continuing operations attributable to Acadia	$0.06	$(0.10)

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067

Series C Preferred OP Units	126,593	126,593
Series C Preferred OP Units - Common share equivalent	439,556	439,556
Restricted shares	—	49,182

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. Subsequent Events

Dispositions

On April 2, 2021, Fund IV entered into an agreement to sell its Airport Mall, Shaw’s North Windham, Shaw’s Waterville and Wells Plaza properties for a total of $40.4 million.

Debt Extensions

On April 6, 2021 Fund IV extended the maturity of the $23.1 million mortgage on its Lincoln Place property to March 13, 2022.

On April 27, 2021, Fund IV extended the maturity of the $18.5 million mortgage on an unconsolidated property, 650 Bald Hill Road, to June 27, 2021.

Fund V Extension

As of April 8, 2021, Fund V’s investment period was extended by one year to August 25, 2022.

Note Receivable

On April 20, 2021, the Company issued a note for $16.0 million to the partner of its MCB venture, collateralized by real estate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 2021, we own or have an ownership interest in 186 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies (including tenants who may have been forced to close their businesses as a result of the COVID-19 Pandemic, as discussed under “Significant Developments” below) at March 31, 2021 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	—	39	741,365	86.6%
New York Metro	—	27	346,481	84.5%
Los Angeles Metro	—	1	14,000	100.0%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	1	28	322,595	69.7%
Boston Metro	—	3	55,276	100.0%
Suburban	3	26	3,914,497	89.7%
Total Core Portfolio	5	125	5,543,046	88.2%
Acadia Share of Total Core Portfolio	5	125	5,173,753	89.5%

Fund Portfolio:
Fund II	—	1	469,518	42.6%
Fund III	1	3	135,382	81.7%
Fund IV	2	35	2,329,497	91.8%
Fund V	—	14	4,367,622	86.4%
Total Fund Portfolio	3	53	7,302,019	85.2%
Acadia Share of Total Fund Portfolio	3	53	1,526,724	84.6%

Total Core and Funds	8	178	12,845,065	86.5%
Acadia Share of Total Core and Funds	8	178	6,700,477	88.4%

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

•

Generate additional external growth through an opportunistic yet disciplined acquisition program within our Funds. We target transactions with high inherent opportunity for the creation of additional value through:

o	value-add investments in street retail properties, located in established and “next generation” submarkets, with re-tenanting or repositioning opportunities,
o	opportunistic acquisitions of well-located real-estate anchored by distressed retailers, and
o	other opportunistic acquisitions which may include high-yield acquisitions and purchases of distressed debt.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2021

Special Note Regarding the COVID-19 Pandemic

During the first quarter of 2020, the COVID-19 Pandemic had a negative impact on the business of the Company and that of its tenants. In order to protect citizens and slow the spread of COVID-19, a majority of state governments in the United States instituted restrictions on travel, implemented “shelter-in-place” or “stay-at-home” orders and social distancing practices, and mandated shutdowns of certain “non-essential” businesses for what was then an indeterminate period of time. As a result, a majority of the Company’s retail tenants were forced to temporarily close their businesses during all or a portion of the second quarter of 2020. While most tenants have since reopened, the tenant closures created concern regarding the Company’s ability to fully collect billed rents from non-operating tenants, many of which have already requested rent concessions from the Company. In addition, the COVID-19 Pandemic has had a significant adverse impact on economic and market conditions resulting in a decline in the Company’s share price, disruption of or lack of access to the capital markets and depressed real estate values, among others.

For the three months ended March 31, 2021 the Company incurred charges totaling $3.7 million at its pro rata share, as compared to $16.7 million for the prior year period, as a result of the COVID-19 Pandemic. These charges comprised credit loss, straight-line rent reserves, abatements and impairment charges (Note 11).

While the Company currently considers the disruptions associated with the COVID-19 Pandemic to be temporary, if such disruptions escalate, are protracted or have a more severe impact than anticipated, they may have a material adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity in future periods.

Investments

During the three months ended March 31, 2021, we did not make any new investments within our Core or Fund portfolios.

Dispositions of Real Estate

During the three months ended March 31, 2021, we sold one Core Portfolio property for $16.4 million, repaid the related mortgage of $6.7 million and recognized a gain of $4.6 million (Note 2). In addition, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property (Note 4) for a total of $10.5 million, repaid $7.9 million of the related mortgage and recognized a gain of $2.9 million, of which the Company’s share was $0.6 million.

Financing Activity

During the three months ended March 31, 2021, we (Note 7):

•	extended two Fund V mortgages and one Fund IV mortgage aggregating $60.8 million of consolidated Fund debt
•	modified and extended the Fund IV bridge facility resulting in, among other changes, a six-month extension and a $10.0 million repayment; and
•	made repayments of mortgages underlying property dispositions as noted above.

Structured Financing Investments

During the three months ended March 31, 2021, the Company did not have any significant Structured Financing activity; however, two loans receivable remain in default (Note 3):

Equity Sales and Repurchases

The Company did not make any purchases or sales of its Common Shares during the three months ended March 31, 2021 (Note 10).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The results of operations by reportable segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	March 31, 2021				March 31, 2020				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$42.3	$27.0	$—	$69.4	$39.9	$31.5	$—	$71.4	$2.4	$(4.5)	$—	$(2.0)
Depreciation and amortization	(16.9)	(14.5)	—	(31.4)	(17.1)	(16.3)	—	(33.4)	(0.2)	(1.8)	—	(2.0)
Property operating expenses, other operating and real estate taxes	(13.7)	(11.3)	—	(24.9)	(11.8)	(12.0)	—	(23.8)	1.9	(0.7)	—	1.1
General and administrative expenses	—	—	—	(9.0)	—	—	—	(9.1)	—	—	—	(0.1)
Impairment charges	—	—	—	—	—	(51.5)	—	(51.5)	—	(51.5)	—	(51.5)
Gain on disposition of properties	4.6	—	—	4.6	—	—	—	—	4.6	—	—	4.6
Operating income (loss)	16.4	1.3	—	8.7	11.1	(48.3)	—	(46.3)	5.3	49.6	—	55.0
Interest and other income	—	—	1.7	1.7	—	—	2.9	2.9	—	—	(1.2)	(1.2)
Realized and unrealized holding losses on investments and other	—	6.5	—	6.5	—	—	(0.5)	(0.5)	—	6.5	(0.5)	(7.0)
Equity in (losses) earnings of unconsolidated affiliates	(1.1)	3.4	—	2.3	1.6	(0.4)	—	1.3	(2.7)	3.8	—	1.0
Interest expense	(7.2)	(9.9)	—	(17.1)	(8.3)	(10.1)	—	(18.3)	(1.1)	(0.2)	—	(1.2)
Income tax (provision) benefit	—	—	—	(0.2)	—	—	—	1.0	—	—	—	(1.2)
Net income (loss)	8.1	1.3	1.7	1.9	4.5	(58.8)	2.4	(60.0)	3.6	60.1	(0.7)	61.9
Net loss attributable to noncontrolling interests	(0.6)	3.9	—	3.3	1.2	50.4	—	51.6	(1.8)	(46.5)	—	(48.3)
Net income (loss) attributable to Acadia	$7.5	$5.2	$1.7	$5.2	$5.7	$(8.4)	$2.4	$(8.4)	$1.8	$13.6	$(0.7)	$13.6

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $1.8 million for the three months ended March 31, 2021 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $2.4 million for the three months ended March 31, 2021 compared to the prior year period primarily due to $2.7 million related to the consolidation of Town Center effective April 2020, a $1.7 million decrease in credit loss reserves in 2021 primarily related to the COVID-19 Pandemic (Note 11) and $0.9 million from accelerated of amortization of below-market lease adjustments for tenants that vacated. These increases were partially offset by decreases in revenues of $2.1 million for tenants that vacated during 2020 and $0.8 million from an increase in COVID-19 abatements in 2021.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $1.9 million for the three months ended March 31, 2021 compared to the prior year period primarily due to additional ground rent for new operating leases that commenced after March 31, 2020 and the consolidation of Town Center effective April 2020.

Gain on disposition of properties of $4.6 million relates to the sale of 60 Orange Street in 2021 (Note 2).

Equity in (losses) earnings of unconsolidated affiliates for our Core Portfolio decreased $2.7 million for the three months ended March 31, 2021 compared to the prior year period, primarily due to $1.4 million from the consolidation of Town Center in 2020 as well as a $1.3 million increase in credit loss reserves at unconsolidated properties related to the COVID-19 Pandemic (Note 11).

Interest expense for our Core Portfolio decreased $1.1 million for the three months ended March 31, 2021 compared to the prior year period primarily due to the reclassification of a finance lease to an operating lease in 2020 (Note 11).

Net loss attributable to noncontrolling interests for our Core Portfolio decreased $1.8 million for the three months ended March 31, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $13.6 million for the three months ended March 31, 2021 compared to the prior year period as a result of the changes described below.

Revenues for the Funds decreased $4.5 million for the three months ended March 31, 2021 compared to the prior year period primarily due to (i) a $1.4 million decrease due to tenants who vacated during 2020; (ii) a $1.3 million increase in credit loss reserves in 2021 primarily related to the COVID-19 Pandemic (Note 11); (iii) $1.2 million from the temporary closure of the Market Hall at City Point during the COVID-19 Pandemic (iv) $0.8 million from an increase in COVID-19 abatements; and (v) $0.5 million from Fund property dispositions. These decreases were partially offset by $1.0 million of termination income recognized in 2021.

Depreciation and amortization for the Funds decreased $1.8 million for the three months ended March 31, 2021 compared to the prior year period primarily due to the write off of costs associated with tenants that vacated during 2020.

Impairment charges of $51.5 million in 2020 for the Funds relates to $33.8 million for 654 Broadway and Cortlandt Crossing in Fund III and $17.7 million for 801 Madison and 146 Geary in Fund IV (Note 8).

Realized and unrealized holding losses on investments and other includes a $6.1 million mark-to-market adjustment on the Investment in Albertsons (Note 4) during the three months ended March 31, 2021.

Equity in earnings of unconsolidated affiliates for the Funds increased $3.8 million for the three months ended March 31, 2021 compared to the prior year period primarily due to the gain on sale related to two land parcels at Riverdale Family Center in Fund V (Note 2).

Net loss attributable to noncontrolling interests for the Funds decreased $46.5 million for the three months ended March 31, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $3.1 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $1.2 million for the three months ended March 31, 2021 compared to the prior year period primarily due to the conversion of the Brandywine Note to equity in 2020 (Note 3).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated income tax benefit decreased $1.2 million for the three months ended March 31, 2021 compared to the prior year period due to the carry-back of net operating losses under Federal rules in 2020.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Consolidated operating income (loss) (a)	$8,681	$(46,343)
Add back:
General and administrative	8,996	9,070
Depreciation and amortization	31,390	33,377
Impairment charges	—	51,549
Straight-line rent reserves	817	2,967

Less:
Above/below-market rent, straight-line rent and other adjustments	(5,284)	(4,336)
Gain on disposition of properties	(4,612)	—
Consolidated NOI	39,988	46,284

Noncontrolling interest in consolidated NOI	(10,861)	(14,298)
Less: Operating Partnership's interest in Fund NOI included above	(2,618)	(3,595)
Add: Operating Partnership's share of unconsolidated joint ventures NOI	3,300	6,346
NOI - Core Portfolio	$29,809	$34,737

(a)	Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended March 31,
	2021	2020
Core Portfolio NOI	$29,809	$34,737
Less properties excluded from Same-Property NOI	(1,452)	(1,581)
Same-Property NOI	$28,357	$33,156

Percent change from prior year period	(14.5)%

Components of Same-Property NOI:
Same-Property Revenues	$41,388	$45,729
Same-Property Operating Expenses	(13,031)	(12,573)
Same-Property NOI	$28,357	$33,156

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the three months ended March 31, 2021. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Three Months Ended March 31, 2021
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	11	11
GLA commencing	59,546	59,546
New base rent	$27.01	$30.63
Expiring base rent	$26.70	$24.77
Percent growth in base rent	1.1%	23.7%
Average cost per square foot (a)	$15.29	$15.29
Weighted average lease term (years)	9.2	9.2

(a)	The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Acadia	$5,162	$(8,414)

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	23,807	24,088
Impairment charges (net of noncontrolling interests' share)	—	12,400
Gain on disposition of properties (net of noncontrolling interests' share)	(5,096)	—
Income (loss) attributable to Common OP Unit holders	347	(462)
Distributions - Preferred OP Units	123	126
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$24,343	$27,738

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	86,323,267	86,971,552
Weighted-average OP Units outstanding	5,119,639	5,189,995
Basic weighted-average shares outstanding, FFO	91,442,906	92,161,547
Assumed conversion of Preferred OP Units to Common Shares	464,623	464,623
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	23,093	158,902
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	91,930,622	92,785,072

Diluted Funds from operations, per Common Share and Common OP Unit	$0.26	$0.30

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2021, we paid dividends and distributions on our Preferred OP Units totaling $0.1 million. Beginning with the second quarter of 2020, the Board temporarily suspended distributions on its Common Shares and Common Units, which suspension continued through the fourth quarter of 2020. The Company reinstated quarterly distributions beginning in the first quarter of 2021 (Note 10).

Investments in Real Estate

During the three months ended March 31, 2021, we did not make any new investments within our Core or Fund portfolios.

Capital Commitments

During the three months ended March 31, 2021, we made capital contributions aggregating $3.6 million to our Funds. At March 31, 2021, our share of the remaining capital commitments to our Funds aggregated $76.3 million as follows:

•

$3.6 million to Fund II. During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which our share is $4.5 million. During March 2020, Mervyn’s II recalled $3.0 million of the $15.7 million of which our share is $0.9 million.

•

$0.5 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.

•	$11.3 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•	$60.9 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our initial share is $104.5 million.

Development Activities

During the three months ended March 31, 2021, capitalized costs associated with development activities totaled $1.8 million (Note 2). At March 31, 2021, we had a total of eight consolidated and one unconsolidated projects under development or redevelopment for which the estimated total cost to complete these projects through 2025 was $105.3 million to $132.9 million and our estimated share was approximately $57.0 million to $68.9 million. Substantially all remaining development and redevelopment costs are discretionary.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Total Debt - Fixed and Effectively Fixed Rate	$1,102,250	$1,143,152
Total Debt - Variable Rate	618,493	626,902
	1,720,743	1,770,054
Net unamortized debt issuance costs	(6,210)	(6,763)
Unamortized premium	522	548
Total Indebtedness	$1,715,055	$1,763,839

As of March 31, 2021, our consolidated outstanding mortgage and notes payable aggregated $1,720.7 million, excluding unamortized premium of $0.5 million and net unamortized loan costs of $6.2 million, and were collateralized by 41 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from LIBOR + 1.25% to 5.89% with maturities that ranged from April 13, 2021 to April 15, 2035. Taking into consideration $948.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,102.3 million of the portfolio debt, or 64.1%, was fixed at a 3.74% weighted-average interest rate and $618.5 million, or 35.9% was floating at a 2.41% weighted average interest rate as of March 31, 2021. Our variable-rate debt includes $140.0 million of debt subject to interest rate caps.

Without regard to available extension options, there is $360.6 million of debt maturing in 2021 at a weighted-average interest rate of 2.84%; there is $5.2 million of scheduled principal amortization due in 2021; and our share of scheduled remaining 2021 principal payments and maturities on our unconsolidated debt was $16.5 million at March 31, 2021. In addition, $535.6 million of our total consolidated debt and $5.6 million of our pro-rata share of unconsolidated debt will come due in 2022. As it relates to the aforementioned maturing debt in 2021 and 2022, we have options to extend consolidated debt aggregating $260.5 million and $250.6 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.
At March 31, 2021, one Fund mortgage had not met certain of its financial covenants; however, this condition is expected to be remedied with a pending asset sale (Note 7).

Share Repurchase Program

We maintain a share repurchase program under which $122.6 million remains available as of March 31, 2021 (Note 10). We did not repurchase any shares under this program during the three months ended March 31, 2021.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at March 31, 2021 totaled $15.4 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the three months ended March 31, 2021, and to date, the Company did not sell any shares under its ATM Program.

Fund Capital

During the three months ended March 31, 2021, Funds II and IV called for capital contributions of $3.0 million and $11.8 million, respectively, of which our aggregate share was $3.6 million. At March 31, 2021, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were $9.1 million, $1.4 million, $37.4 million and $242.0 million, respectively.

Asset Sales and Other Transactions

During the three months ended March 31, 2021, we sold one Core Portfolio property for $16.4 million, repaid the related mortgage of $6.7 million and recognized a gain of $4.6 million (Note 2). In addition, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property for a total of $10.5 million, repaid $7.9 million of the related mortgage and recognized a gain of $2.9 million, of which the Company’s share was $0.6 million (Note 4).

During the three months ended March 31, 2021 the Company had no Structured Financing redemptions. The Company has two loans aggregating $14.1 million including accrued interest that are maturing during the remainder of 2021. The Company also has two Structured Financing investments aggregating $31.6 million including accrued interest that previously matured and have not been repaid (Note 3).

Financing and Debt

As of March 31, 2021, we had $264.4 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 84 unleveraged consolidated properties with an aggregate carrying value of approximately $1.7 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2021 with the cash flow for the three months ended March 31, 2020 (in millions, totals may not add due to rounding):

	Three Months Ended March 31,
	2021	2020	Variance
Net cash provided by operating activities	$30.9	$28.0	$2.9
Net cash provided by (used in) investing activities	11.5	(90.7)	102.2
Net cash (used in) provided by financing activities	(45.2)	70.4	(115.6)
(Decrease) increase in cash and restricted cash	$(2.8)	$7.6	$(10.4)

Operating Activities

Our operating activities provided $2.9 million more cash during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in cash receipts from tenants because of the COVID-19 Pandemic in 2020.

Investing Activities

During the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, our investing activities provided $102.2 million more cash, primarily due to (i) $59.0 million less cash used to issue notes receivable, (ii) $18.9 million less cash used in acquisition and lease of properties, (ii) $15.7 million more cash received from the disposition of properties, and (iii) $8.2 million less cash used in development, construction and property improvement costs.

Financing Activities

Our financing activities used $115.6 million more cash during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily from (i) $165.8 million less cash provided from net borrowings and (ii) $1.9 more cash distributed to noncontrolling interests. These uses of cash were partially offset by (i) $25.2 million less cash used in dividends paid to Common Shareholders, (ii) $22.4 million less cash used to repurchase Common Shares, and (iv) $4.0 million more cash provided from contributions from noncontrolling interests.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		March 31, 2021
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
650 Bald Hill Road	20.8%	$3.1	2.77%	Apr 2021
Eden Square	22.8%	5.4	2.27%	Dec 2021
Promenade at Manassas (b)	22.8%	6.3	4.57%	Dec 2021
3104 M Street	20.0%	0.9	3.75%	Dec 2021
Family Center at Riverdale (b)	18.0%	4.4	3.68%	May 2022
Gotham Plaza	49.0%	9.2	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
Crossroads	49.0%	31.0	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	3.26%	Dec 2024
Frederick County Square (c)	18.1%	3.5	4.00%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Georgetown Portfolio	50.0%	7.8	4.72%	Dec 2027
Total		$180.0

(a)	Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at March 31, 2021, where applicable.
(b)	The debt has one available 12-month extension option.
(c)	The debt has two available 12-month extension options.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2020 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2021

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2021, we had total mortgage and other notes payable of $1,720.7 million, excluding the unamortized premium of $0.5 million and net unamortized debt issuance costs of $6.2 million, of which $1,102.3 million, or 64.1% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $618.5 million, or 35.9%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of March 31, 2021, we were party to 37 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $948.3 million and $140.0 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of March 31, 2021 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$2.3	$30.0	$32.3	3.3%
2022	3.3	105.4	108.7	3.5%
2023	2.9	361.7	364.6	3.5%
2024	2.7	7.4	10.1	4.7%
2025	2.8	60.0	62.8	4.0%
Thereafter	10.3	117.4	127.7	4.2%
	$24.3	$681.9	$706.2

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$2.9	$330.6	$333.5	3.1%
2022	3.2	423.7	426.9	4.2%
2023	3.6	40.9	44.5	4.0%
2024	2.6	199.4	202.0	3.2%
2025	0.2	2.6	2.8	3.4%
Thereafter	0.1	4.7	4.8	3.4%
	$12.6	$1,001.9	$1,014.5

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$1.0	$15.5	$16.5	3.4%
2022	1.2	4.4	5.6	3.7%
2023	1.2	40.6	41.8	4.1%
2024	0.9	39.7	40.6	3.7%
2025	0.3	68.5	68.8	4.3%
Thereafter	0.5	6.2	6.7	4.7%
	$5.1	$174.9	$180.0

Without regard to available extension options, in 2021, $365.8 million of our total consolidated debt and $16.5 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $535.6 million of our total consolidated debt and $5.6 million of our pro-rata share of unconsolidated debt will become due in 2022. As it relates to the aforementioned maturing debt in 2021 and 2022, we have options to extend consolidated debt aggregating $260.5 million and $250.6 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $9.2 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $3.2 million. Interest expense on our variable-rate debt of $618.5 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2021, would increase $6.2 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2021, the fair value of our total consolidated outstanding debt would decrease by approximately $8.2 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $21.7 million.

As of March 31, 2021, and December 31, 2020, we had consolidated notes receivable of $101.4 million and $101.5 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2021, the fair value of our total outstanding notes receivable would decrease by approximately $1.4 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.5 million.

Summarized Information as of December 31, 2020

As of December 31, 2020, we had total mortgage and other notes payable of $1,770.1 million, excluding the unamortized premium of $0.5 million and unamortized debt issuance costs of $6.8 million, of which $1,143.2 million, or 64.6% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $626.9 million, or 35.4%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of December 31, 2020, we were party to 39 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $988.6 million and $139.2 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable-rate debt of $626.9 million as of December 31, 2020, would have increased $6.3 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2020, the fair value of our total outstanding debt would have decreased by approximately $9.2 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $26.7 million.

Changes in Market Risk Exposures from December 31, 2020 to March 31, 2021

Our interest rate risk exposure from December 31, 2020, to March 31, 2021, has decreased on an absolute basis, as the $626.9 million of variable-rate debt as of December 31, 2020, has decreased to $618.5 million as of March 31, 2021. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 35.4% of our consolidated debt as of December 31, 2020 compared to 35.9% as of March 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2021, at a reasonable level of assurance.

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

Except to the extent additional factual information disclosed elsewhere in this Report relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Dated: April 29, 2021