Form 10-Q
period 2021-06-30
ACADIA REALTY TRUST
filed 2021-07-29
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 23, 2021 there were 88,433,959 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) economic, political and social uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”), including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to businesses, including the Company’s tenants, that have suffered significant declines in revenues as a result of governmental restrictions to contain or mitigate the COVID-19 Pandemic, as well as to adversely impacted individuals; (b) the rate and efficacy of COVID-19 vaccines; (c) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of the Company’s retail tenants recover following the lifting of any such orders or recommendations, (d) temporary or permanent migration out of major cities by customers, including cities where the Company’s properties are located, which may have a negative impact on the Company’s tenant’s businesses, (e) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (f) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, and (g) the potential adverse impact on returns from development and redevelopment projects; (ii) the ability and willingness of the Company’s tenants (in particular its major tenants) and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets; (iv) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (v) changes in general economic conditions or economic conditions in the markets in which the Company may, from time to time, compete, and their effect on the Company’s revenues, earnings and funding sources; (vi) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of the London Interbank Offered Rate after 2021; (vii) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due; (viii) the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition; (ix) the Company’s ability to obtain the financial results expected from its development and redevelopment projects; (x) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) uninsured losses; (xiv) the Company’s ability and willingness to maintain its qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 Pandemic; and (xvi) the loss of key executives.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and other periodic or current reports the Company files with the SEC, including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or change in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2021	2020
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,201,172	$3,260,139
Real estate under development	217,620	247,349
Net investments in real estate	3,418,792	3,507,488
Notes receivable, net	117,280	101,450
Investments in and advances to unconsolidated affiliates	258,063	249,807
Other assets, net	159,592	173,809
Right-of-use assets - operating leases, net	42,398	76,268
Cash and cash equivalents	34,645	19,232
Restricted cash	15,094	14,692
Rents receivable, net	43,748	44,136
Total assets	$4,089,612	$4,186,882

LIABILITIES
Mortgage and other notes payable, net	$1,162,617	$1,204,581
Unsecured notes payable, net	440,088	420,858
Unsecured line of credit	61,405	138,400
Accounts payable and other liabilities	239,056	269,911
Lease liability - operating leases, net	40,861	88,816
Dividends and distributions payable	14,339	147
Distributions in excess of income from, and investments in, unconsolidated affiliates	14,896	15,616
Total liabilities	1,973,262	2,138,329
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 88,419,303 and 86,268,303 shares, respectively	88	86
Additional paid-in capital	1,730,686	1,683,165
Accumulated other comprehensive loss	(47,909)	(74,891)
Distributions in excess of accumulated earnings	(184,174)	(167,046)
Total Acadia shareholders’ equity	1,498,691	1,441,314
Noncontrolling interests	617,659	607,239
Total equity	2,116,350	2,048,553
Total liabilities and equity	$4,089,612	$4,186,882

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2021	2020	2021	2020
Revenues
Rental income	$73,666	$62,639	$140,871	$133,096
Other	994	1,134	3,183	2,097
Total revenues	74,660	63,773	144,054	135,193
Operating expenses
Depreciation and amortization	31,345	33,793	62,735	67,170
General and administrative	10,671	8,720	19,667	17,790
Real estate taxes	12,504	10,697	23,966	21,144
Property operating	12,890	16,806	26,367	30,126
Impairment charges	—	—	—	51,549
Total operating expenses	67,410	70,016	132,735	187,779

Gain on disposition of properties	5,909	485	10,521	485
Operating income (loss)	13,159	(5,758)	21,840	(52,101)
Equity in earnings (losses) of unconsolidated affiliates	1,106	(786)	3,369	469
Interest and other income	2,054	2,095	3,754	5,024
Realized and unrealized holding gains on investments and other	2,711	87,811	9,218	87,281
Interest expense	(17,605)	(18,319)	(34,746)	(36,621)
Income from continuing operations before income taxes	1,425	65,043	3,435	4,052
Income tax (provision) benefit	(194)	(137)	(344)	815
Net income	1,231	64,906	3,091	4,867
Net loss (income) attributable to noncontrolling interests	2,687	(45,496)	5,989	6,129
Net income attributable to Acadia	$3,918	$19,410	$9,080	$10,996

Basic and diluted earnings per share	$0.04	$0.22	$0.10	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$1,231	$64,906	$3,091	$4,867
Other comprehensive (loss) income:
Unrealized (loss) gain on valuation of swap agreements	(10,073)	(8,621)	23,483	(83,395)
Reclassification of realized interest on swap agreements	5,324	3,115	10,641	4,092
Other comprehensive (loss) income	(4,749)	(5,506)	34,124	(79,303)
Comprehensive (loss) income	(3,518)	59,400	37,215	(74,436)
Comprehensive loss (income) attributable to noncontrolling interests	1,489	(44,484)	(1,153)	26,398
Comprehensive (loss) income attributable to Acadia	$(2,029)	$14,916	$36,062	$(48,038)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2021 and 2020

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2021	86,302	$86	$1,683,552	$(41,962)	$(174,829)	$1,466,847	$617,522	$2,084,369
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	7	—	115	—	—	115	(115)	—
Issuance of Common Shares	2,072	2	45,675	—	—	45,677	—	45,677
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(13,263)	(13,263)	(1,052)	(14,315)
Employee and trustee stock compensation, net	38	—	225	—	—	225	2,399	2,624
Noncontrolling interest distributions	—	—	—	—	—	—	(4,355)	(4,355)
Noncontrolling interest contributions	—	—	—	—	—	—	5,868	5,868
Comprehensive (loss) income	—	—	—	(5,947)	3,918	(2,029)	(1,489)	(3,518)
Reallocation of noncontrolling interests	—	—	1,119	—	—	1,119	(1,119)	—
Balance at June 30, 2021	88,419	$88	$1,730,686	$(47,909)	$(184,174)	$1,498,691	$617,659	$2,116,350

Balance at April 1, 2020	85,990	$86	$1,686,794	$(85,715)	$(166,701)	$1,434,464	$577,096	$2,011,560
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	260	—	4,072	—	—	4,072	(4,072)	—
Repurchase of Common Shares	—	—	(34)	—	—	(34)	—	(34)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588	588
Dividends/distributions declared ($0 per Common Share/OP Unit)	—	—	—	—	—	—	(123)	(123)
Employee and trustee stock compensation, net	15	—	175	—	—	175	2,142	2,317
Noncontrolling interest distributions	—	—	—	—	—	—	(1,418)	(1,418)
Noncontrolling interest contributions	—	—	—	—	—	—	21,041	21,041
Comprehensive (loss) income	—	—	—	(4,494)	19,410	14,916	44,484	59,400
Reallocation of noncontrolling interests	—	—	1,999	—	—	1,999	(1,999)	—
Balance at June 30, 2020	86,265	$86	$1,693,006	$(90,209)	$(147,291)	$1,455,592	$637,739	$2,093,331

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2021 and 2020

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,046)	$1,441,314	$607,239	$2,048,553
Issuance of Common Shares	2,072	2	45,675	—	—	45,677	—	45,677
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	26	—	409	—	—	409	(409)	—
Dividends/distributions declared ($0.30 per Common Share/OP Unit)	—	—	—	—	(26,208)	(26,208)	(2,100)	(28,308)
Employee and trustee stock compensation, net	52	—	687	—	—	687	6,448	7,135
Noncontrolling interest distributions	—	—	—	—	—	—	(11,031)	(11,031)
Noncontrolling interest contributions	—	—	—	—	—	—	17,109	17,109
Comprehensive income	—	—	—	26,982	9,080	36,062	1,153	37,215
Reallocation of noncontrolling interests	—	—	750	—	—	750	(750)	—
Balance at June 30, 2021	88,419	$88	$1,730,686	$(47,909)	$(184,174)	$1,498,691	$617,659	$2,116,350

Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657	$2,186,965
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)	(400)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588	588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)	—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—	(22,386)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(1,972)	(26,909)
Employee and trustee stock compensation, net	26	—	346	—	—	346	5,790	6,136
Noncontrolling interest distributions	—	—	—	—	—	—	(4,536)	(4,536)
Noncontrolling interest contributions	—	—	—	—	—	—	28,309	28,309
Comprehensive loss	—	—	—	(59,034)	10,996	(48,038)	(26,398)	(74,436)
Reallocation of noncontrolling interests	—	—	2,144	—	—	2,144	(2,144)	—
Balance at June 30, 2020	86,265	$86	$1,693,006	$(90,209)	$(147,291)	$1,455,592	$637,739	$2,093,331

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,091	$4,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,735	67,170
Straight-line rents	(2,765)	(2,888)
Non-cash lease expense	2,066	1,368
Net unrealized holding gains on investments	(8,565)	(64,937)
Distributions of operating income from unconsolidated affiliates	1,387	2,206
Equity in earnings of unconsolidated affiliates	(3,369)	(469)
Stock compensation expense	7,135	6,136
Amortization of financing costs	2,546	2,920
Impairment charges	—	51,549
Gain on disposition of properties	(10,521)	(485)
Allowance for credit loss	1,238	9,682
Termination of ground lease	(3,615)	—
Adjustments to straight-line rent reserves	511	6,493
Other, net	(4,127)	(2,780)
Changes in assets and liabilities:
Other liabilities	3,114	(6,684)
Lease liability - operating leases	(1,533)	(807)
Prepaid expenses and other assets	(487)	(4,213)
Rents receivable	2,801	(22,290)
Accounts payable and accrued expenses	(609)	12,222
Net cash provided by operating activities	51,033	59,060
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	—	(21,208)
Development, construction and property improvement costs	(16,620)	(21,093)
Proceeds from the disposition of properties, net	63,901	13,925
Investments in and advances to unconsolidated affiliates and other	(3,976)	(3,270)
Return of capital from unconsolidated affiliates and other	7,717	7,151
Issuance of notes receivable	(15,995)	(59,000)
Return (payment) of deposits for properties under contract	(1,000)	187
Payment of deferred leasing costs	(3,080)	(4,885)
Change in control of previously unconsolidated affiliate	—	950
Net cash provided by (used in) investing activities	30,947	(87,243)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(52,408)	(14,360)
Principal payments on unsecured debt	(102,800)	(69,930)
Proceeds received on mortgage and other notes	8,818	3,340
Proceeds from unsecured debt	49,295	181,700
Payments of finance lease obligations	—	(833)
Proceeds from the sale (repurchase) of Common Shares	45,675	(22,386)
Capital contributions from noncontrolling interests	17,109	28,309
Distributions to noncontrolling interests	(12,202)	(8,178)
Dividends paid to Common Shareholders	(12,945)	(50,182)
Deferred financing and other costs	(6,707)	(960)
Net cash (used in) provided by financing activities	(66,165)	46,520
Increase in cash and restricted cash	15,815	18,337
Cash of $19,232 and $15,845 and restricted cash of $14,692 and $14,165, respectively, beginning of period	33,924	30,010
Cash of $34,645 and $34,273 and restricted cash of $15,094 and $14,074, respectively, end of period	$49,739	$48,347

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $1,832 and $4,656 respectively	$20,666	$26,558
Cash paid for income taxes, net of refunds	$344	$219

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets, operating leases modified in exchange for operating lease liabilities	$412	$—
Assumption of accounts payable and accrued expenses through acquisition of real estate	$—	$116
Distribution declared and payable on July 15, 2021 and 2020, respectively	$14,314	$123
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$—	$(70,427)
Right-of-use assets, operating leases exchanged for operating lease liabilities	$—	$(1,432)

Change in control of previously unconsolidated (consolidated) investment
Increase in real estate	$—	$(135,190)
Decrease in investments in and advances to unconsolidated affiliates	—	96,816
Change in other assets and liabilities	—	1,238
Acquisition of noncontrolling interest asset	—	(588)
Decrease in notes receivable	—	38,674
Increase in cash and restricted cash upon change of control	$—	$950

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

The Company is a fully-integrated equity REIT focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2021 and December 31, 2020, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2021, the Company has ownership interests in 130 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 50 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 180 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2021 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of June 30, 2021 (b, c)
Fund II and Mervyns II (c)	6/2004	28.33%	$373.4	$11.9	28.33%	8%	$169.8
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	568.8
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	193.1
Fund V (d)	8/2016	20.10%	217.1	302.9	20.10%	6%	36.9

(a)
Amount represents the current economic ownership at June 30, 2021, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)
During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share. During the first half of 2021, Mervyn’s II recalled $3.8 million of the $15.7 million of which the Company's share was $1.1 million.
(d)
As of April 8, 2021, Fund V's investment period was extended to August 25, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At June 30, 2021, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

Reclassifications

Certain prior year amounts on the Company’s consolidated balance sheet at December 31, 2020 with regard to Mortgage and other notes payable, net and Unsecured notes payable, net have been reclassified to conform to the current period presentation. In addition, certain prior year amounts in the Company’s statement of cash flows for the six months ended June 30, 2020 with regard to Right-of-use assets – operating leases, lease liabilities – operating leases and credit losses have been reclassified to conform to the current period presentation. These reclassifications had no material effect on the reported results of operations, financial condition or cash flows.

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

During October 2020, the SEC issued new rules modernizing certain Regulation S-K disclosure requirements. The final rule is intended to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. These changes were effective for all filings on or after November 7, 2020. The Company has made minor disclosure changes in this Report and to the "Business" and "Risk Factors" sections of the annual report on Form 10-K for 2020.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 8, 2020, the FASB issued a Q&A allowing for reporting entities to make an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. This election is available for concessions that result in the total cash flows required by the modified contract being substantially the same or less than total cash flows required by the original contract. Effective April 1, 2020, the Company has made the accounting policy election noted above. The Company entered into concession agreements as lessor during the six months ended June 30, 2021 (Note 11). The Company may grant further concessions during subsequent periods.

In January 2020, the FASB issued ASU 2020-01 Investments—Equity securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. The amendments in this Update affect all entities that apply the guidance in Topics 321, 323, and 815 and (i) elect to apply the measurement alternative or (ii) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. This ASU is effective for fiscal years beginning after December 15, 2020. Currently, the Company does not apply the measurement alternative and does not have any such forward contracts or purchase options. As a result, the implementation of this guidance did not have any effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The amendments in this update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. Currently, the Company does not have any such callable debt securities. As a result, the implementation of this guidance did not have any effect on the Company’s consolidated financial statements.

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

In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848) which modifies ASC 848, which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. Currently, the Company does not anticipate the need to modify any existing debt agreements as a result of reference rate reform in the current year. If any modification is executed as a result of reference rate reform, the Company will elect the optional practical expedient under ASU 2020-04 and 2021-01, which allows entities to account for the modification as if the modification was not substantial. As a result, the implementation of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04 Modification of equity-classified written call options — Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — to codify how an issuer should account for modifications made to equity-classified written call options (a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange whether structured as an amendment or reissuance and is effective for all periods beginning after December 15, 2021 with early application permitted. The Company does not currently have any outstanding equity awards with written call options. As a result, the implementation of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Land	$761,029	$776,275
Buildings and improvements	2,825,549	2,848,781
Tenant improvements	204,542	191,046
Construction in progress	9,427	5,751
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	3,825,633	3,846,939
Less: Accumulated depreciation and amortization	(624,461)	(586,800)
Operating real estate, net	3,201,172	3,260,139
Real estate under development	217,620	247,349
Net investments in real estate	$3,418,792	$3,507,488

Acquisitions and Conversions

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company acquired the following consolidated retail properties and other real estate investments (dollars in thousands):

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

For the year ended December 31, 2020, the Company capitalized $1.3 million of acquisition costs. No debt was assumed in any of the 2020 Acquisitions and Conversions. Conversions represent notes receivable that were converted to an interest in the underlying collateral in a non-cash transaction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2020 Acquisitions and Conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the periods presented (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Net Assets Acquired
Land	$—	$25,440
Buildings and improvements	—	123,459
Accounts receivable, prepaids and other assets	—	5,770
Acquisition-related intangible assets (Note 6)	—	23,061
Right-of-use asset - Operating lease (Note 11)	—	234
Acquisition-related intangible liabilities (Note 6)	—	(4,569)
Lease liability - Operating lease (Note 11)	—	(234)
Accounts payable and other liabilities	—	(1,009)
Net assets acquired	$—	$172,152

Consideration
Cash	$—	$21,208
Conversion of note receivable	—	38,674
Conversion of accrued interest	—	1,995
Liabilities assumed	—	116
Existing interest in previously unconsolidated investment	—	109,571
Acquisition of noncontrolling interests	—	588
Total consideration	$—	$172,152

Dispositions

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2021 Dispositions
60 Orange St - Bloomfield, NJ	Core	Jan 29, 2021	$16,400	$4,612
654 Broadway - New York, NY	Fund III	May 19, 2021	10,000	111
NE Grocer Portfolio (Selected Assets) - Maine	Fund IV	Jun 18, 2021	39,925	5,064
Total 2021 Dispositions			$66,325	$9,787

2020 Dispositions
163 Highland Ave. (Easement) - Needham, MA	Core	Mar 19, 2020	$238	$88
Colonie Plaza - Albany, NY	Fund IV	Apr 13, 2020	15,250	485
Airport Mall (Parcel) - Bangor, ME	Fund IV	Sep 10, 2020	400	24
Cortlandt Crossing (Sewer Project and Retention Pond) - Cortlandt, NY	Fund III	Nov 30, 2020	6,325	—
Union Township (Parcel) - New Castle, PA	Core	Dec 11, 2020	200	86
Total 2020 Dispositions			$22,413	$683

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold as well as the lease that was terminated (Note 11) during the six months ended June 30, 2021 and year ended December 31, 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$1,557	$2,631	$3,570	$5,468
Expenses	(1,979)	(2,513)	(3,863)	(5,397)
Gain on disposition of properties	5,909	485	10,521	485
Net income attributable to noncontrolling interests	(4,218)	(395)	(4,320)	(307)
Net income attributable to Acadia	$1,269	$208	$5,908	$249

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2021		Six Months Ended June 30, 2021			June 30, 2021
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$63,875	$—	$1,222	$23,213	—	$41,884
Fund II	—	74,657	—	984	—	—	75,641
Fund III	1	23,139	—	546	—	1	23,685
Fund IV	2	85,678	—	2,094	11,362	1	76,410
Total	3	$247,349	$—	$4,846	$34,575	2	$217,620

	January 1, 2020		Year Ended December 31, 2020			December 31, 2020
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$60,863	$—	$3,012	$—	—	$63,875
Fund II (a)	—	10,703	66,812	3,612	6,470	—	74,657
Fund III	1	36,240	—	70	13,171	1	23,139
Fund IV (b)	2	145,596	—	1,368	61,286	2	85,678
Total	3	$253,402	$66,812	$8,062	$80,927	3	$247,349

a)
Transfers in include $33.8 million of non-cash Fund II additions obtained through the conversion of a note receivable (Note 3).
b)
Transfers out include impairment charges totaling $16.5 million on two Fund IV development properties (Note 8).

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. Core amounts relate to City Center and Fund II amounts relate to the City Point Phase III project.

During the six months ended June 30, 2021, the Company:

•
placed portions of one Core project, City Center, into service in the first and second quarter of 2021
•
placed the remainder of one Fund IV project, Paramus, into service in the first quarter of 2021
•
disposed of building improvements related to one Fund IV project, 110 University Place, in connection with a lease termination in the second quarter of 2021 (Note 11)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the year ended December 31, 2020, the Company:

•
placed a portion of one Fund III property, Cortlandt Crossing, into service in the first quarter of 2020
•
converted, in a non-cash transaction, a note receivable in exchange for construction improvements in the amount of $33.8 million in the fourth quarter of 2020 (Note 3)
•
recognized impairment charges totaling $16.5 million on two Fund IV properties (Note 8) including 717 N. Michigan Avenue and 110 University Place in the fourth quarter of 2020
•
placed a portion of one Fund IV property, 146 Geary Street, which was also impaired, into service in the first quarter of 2020 (Note 8)
•
placed a portion of Fund II’s City Point Phase II into development in the second quarter of 2020
•
suspended certain development projects due to aforementioned disruptions related to the COVID-19 Pandemic. Substantially all remaining development and redevelopment costs are discretionary and dependent upon the resumption of tenant interest.

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

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	June 30,	December 31,	June 30, 2021
Description	2021	2020	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$112,794	$96,794	7	Apr 2020 - Dec 2027	4.65% - 9.00%
Fund III	5,306	5,306	1	Jul 2020	18.00%
Total notes receivable	118,100	102,100
Allowance for credit loss	(820)	(650)
Notes receivable, net	$117,280	$101,450	8

a)
Includes two notes receivable from OP Unit holders, with balances totaling $6.5 million at June 30, 2021 and December 31, 2020.

During the six months ended June 30, 2021, the Company:

•
issued a new Core Portfolio note for $16.0 million with a stated interest rate of 9% and a maturity date of October 20, 2022 collateralized by a single tenant property in Silver Spring, Maryland on April 20, 2021;
•
recorded an increase in its allowance for credit loss of approximately $0.2 million primarily attributable to the new loan discussed above.

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

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at June 30, 2021 and December 31, 2020. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan, and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. In addition, one Fund III note receivable aggregating $10.0 million, including accrued interest (exclusive of default interest and other amounts due on the loan that have

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

not been recognized) matured on July 1, 2020 and was not repaid. The Company has issued the borrower a notice of maturity default. The Company has determined for each of these loans that the collateral is sufficient to cover the loan’s carrying value at June 30, 2021. In addition, there are certain personal guarantees associated with each of these notes receivable.

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

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, for non-collateral-dependent loans with a total amortized cost of $97.0 million, inclusive of accrued interest of $8.5 million, an allowance for credit losses has been recorded aggregating $0.8 million at June 30, 2021. For four loans in this portfolio, aggregating $38.4 million, inclusive of accrued interest of $8.8 million at June 30, 2021, the Company has elected to apply a practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at June 30, 2021, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	June 30,	December 31,
Portfolio	Property	June 30, 2021	2021	2020

Core:	840 N. Michigan (a)	88.43%	$53,869	$55,863
	Renaissance Portfolio	20%	28,835	29,270
	Gotham Plaza	49%	28,796	28,683
	Georgetown Portfolio	50%	3,796	4,624
	1238 Wisconsin Avenue	80%	3,352	2,571
			118,648	121,011

Mervyns I & II:	KLA/ABS (b)	36.7%	80,956	72,391

Fund III:	Self Storage Management (c)	95%	207	207

Fund IV:	Fund IV Other Portfolio	98.57%	12,327	11,719
	650 Bald Hill Road	90%	11,714	12,550
			24,041	24,269

Fund V:	Family Center at Riverdale (a)	89.42%	12,927	11,824
	Tri-City Plaza	90%	6,904	7,024
	Frederick County Acquisitions	90%	10,895	10,837
			30,726	29,685

Various:	Due from (to) Related Parties		467	363
	Other (d)		3,018	1,881
	Investments in and advances to unconsolidated affiliates		$258,063	$249,807

Core:	Crossroads (e)	49%	$14,896	$15,616
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$14,896	$15,616

a)
Represents a tenancy-in-common interest.
b)
Includes an interest in Albertsons (at fair value, as described below) (Note 8).
c)
Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
d)
Includes cost-method investments in Storage Post, Fifth Wall and other investments.
e)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

During the six months ended June 30, 2021, the Company:

•
monetized $0.8 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding gain of $8.6 million reflecting the change in fair value of its Investment in Albertsons
•
on January 4, 2021, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property for a total of $10.5 million, repaid $7.9 million of the related mortgage and the venture recognized a gain of $3.2 million, of which the Company's share was $0.6 million; and
•
increased its investment in Fifth Wall by $1.1 million pursuant to its subscription agreement.

During the year ended December 31, 2020, the Company:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•
exchanged the remaining $38.7 million of Brandywine Notes Receivable (Note 3), plus accrued interest of $2.0 million for the remaining 24.78% interest in Town Center on April 1, 2020, thereby obtaining a 100% controlling interest in the property. The property was then consolidated (Note 2) and the Company recorded the remaining interest in the property investment at the carrying value of the notes;
•
increased its investment in Fifth Wall by $0.4 million pursuant to its subscription agreement;
•
impaired $0.4 million of its investment in Fifth Wall (Note 8) during the fourth quarter of 2020, reflecting management’s estimate of fair value at that date;
•
recorded realized gains at Mervyns II of approximately $22.8 million and $0.4 million, during the second and fourth quarters of 2020, respectively, from its Investment in Albertsons. The realized gains during the second quarter of 2020 resulted from the issuance and distribution of proceeds from a preferred equity investment and a sale of a portion of its investment in an initial public offering of Albertsons, both of which occurred in June 2020;
•
recorded an unrealized gain of approximately $64.9 million during the second quarter of 2020 at Mervyns II reflecting the initial market value of its ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons, which it has accounted for at fair value following the initial public offering;
•
recorded an additional net unrealized holding gain of $7.5 million at Mervyns II reflecting the change in fair value of its Investment in Albertsons from the initial public offering through December 31, 2020; and
•
acquired all of the third-party equity of BSP II at Fund IV, which underlies two properties within Broughton Street Portfolio, for $1.3 million on May 26, 2020, pursuant to the buy-sell provisions of the operating agreement of the Broughton Street Portfolio. These two BSP II properties were consolidated during the second quarter of 2020.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million for each of the three months ended June 30, 2021 and 2020, and $0.2 million for each of the six months ended June 30, 2021 and 2020, which are included in other revenues in the consolidated statements of income.

In addition, the Company's joint ventures paid to certain unaffiliated partners of its joint ventures, $0.3 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of June 30, 2021, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	June 30, 2021	December 31, 2020
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$556,800	$563,997
Real estate under development	12,900	14,517
Other assets	63,060	61,969
Total assets	$632,760	$640,483
Liabilities and partners’ equity:
Mortgage notes payable	$507,111	$512,490
Other liabilities	72,577	74,872
Partners’ equity	53,072	53,121
Total liabilities and partners’ equity	$632,760	$640,483

Company's share of accumulated equity	$100,237	$100,767
Basis differential	54,320	55,017
Deferred fees, net of portion related to the Company's interest	3,962	3,565
Amounts receivable/payable by the Company	467	363
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	158,986	159,712
Investments carried at fair value or cost	84,181	74,479
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	14,896	15,616
Investments in and advances to unconsolidated affiliates	$258,063	$249,807

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Combined and Condensed Statements of Operations
Total revenues	$19,541	$16,372	$36,822	$36,714
Operating and other expenses	(6,814)	(6,183)	(13,033)	(13,607)
Interest expense	(4,581)	(5,014)	(9,403)	(10,270)
Depreciation and amortization	(5,676)	(6,524)	(14,477)	(12,885)
Gain on disposition of properties (a)	—	—	3,206	—
Net income (loss) attributable to unconsolidated affiliates	$2,470	$(1,349)	$3,115	$(48)

Company’s share of equity in net income (loss) of unconsolidated affiliates	$1,368	$(510)	$4,066	$(174)
Income attributable to unconsolidated affiliates recently sold or consolidated	—	46	—	1,291
Basis differential amortization	(262)	(322)	(697)	(648)
Company’s equity in earnings (losses) of unconsolidated affiliates	$1,106	$(786)	$3,369	$469

a)
Represents the gain on the sale of two land parcels by the Family Center at Riverdale on January 4, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	June 30, 2021	December 31, 2020
Other Assets, Net:
Lease intangibles, net (Note 6)	$83,722	$100,732
Deferred charges, net (a)	31,850	30,488
Accrued interest receivable	17,263	13,917
Prepaid expenses	15,507	17,468
Due from seller	3,364	3,682
Income taxes receivable	2,015	2,433
Other receivables	1,904	2,058
Deposits	2,709	1,728
Corporate assets, net	1,257	1,302
Derivative financial instruments (Note 8)	1	1
	$159,592	$173,809

(a) Deferred Charges, Net:
Deferred leasing and other costs	$59,377	$57,533
Deferred financing costs related to line of credit	9,757	11,341
	69,134	68,874
Accumulated amortization	(37,284)	(38,386)
Deferred charges, net	$31,850	$30,488

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$66,982	$76,434
Accounts payable and accrued expenses	57,582	53,031
Derivative financial instruments (Note 8)	60,979	90,139
Deferred income	34,928	31,842
Tenant security deposits, escrow and other	12,106	12,178
Lease liability - finance leases, net (Note 11)	6,479	6,287
	$239,056	$269,911

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$259,391	$(179,197)	$80,194	$268,335	$(171,856)	$96,479
Above-market rent	19,115	(15,587)	3,528	19,188	(14,935)	4,253
	$278,506	$(194,784)	$83,722	$287,523	$(186,791)	$100,732

Amortizable Intangible Liabilities
Below-market rent	$(157,590)	$91,041	$(66,549)	$(164,923)	$88,951	$(75,972)
Above-market ground lease	(671)	238	(433)	(671)	209	(462)
	$(158,261)	$91,279	$(66,982)	$(165,594)	$89,160	$(76,434)

During the six months ended June 30, 2021, the Company did not acquire or assume any intangible assets or liabilities. During the six months ended June 30, 2021, the Company wrote-off in-place lease intangible assets of $8.8 million and below-market rent of $6.5 million related to disposed properties (Note 2).

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2021 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2021 (Remainder)	$3,205	$(11,153)	$29	$(7,919)
2022	5,929	(17,741)	58	(11,754)
2023	5,460	(13,134)	58	(7,616)
2024	5,106	(9,262)	58	(4,098)
2025	4,435	(6,914)	58	(2,421)
Thereafter	38,886	(21,990)	172	17,068
Total	$63,021	$(80,194)	$433	$(16,740)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	June 30,	December 31,	Maturity Date at	June 30,	December 31,
	2021	2020	June 30, 2021	2021	2020
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$146,642	$147,810
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jan 2023 - Nov 2028	73,367	80,500
Total Core Mortgages Payable				220,009	228,310
Fund II Variable Rate	LIBOR+3.00% - PRIME+2.00%	LIBOR+3.00% - PRIME+2.00%	Mar 2022 - August 2022	234,110	228,282
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	Nov 2021	18,661	18,803
Total Fund II Mortgages Payable				252,771	247,085
Fund III Variable Rate	LIBOR+2.75%-LIBOR+3.10%	LIBOR+2.75%-LIBOR+3.10%	Jun 2022 - Jul 2022	71,308	71,918
Fund IV Fixed Rate	4.50%	3.40%-4.50%	Oct 2025	1,120	6,726
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.40%	LIBOR+1.60%-LIBOR+3.40%	Jul 2021 - Oct 2025	244,087	254,234
Fund IV Variable Rate - Swapped (a)	3.48%-4.61%	3.48%-4.61%	Apr 2022 - Dec 2022	42,549	66,590
Total Fund IV Mortgages and Other Notes Payable				287,756	327,550
Fund V Variable Rate	LIBOR+1.50%-LIBOR+2.20%	LIBOR+1.50%-LIBOR+2.20%	Jul 2021 - Dec 2024	30,261	1,354
Fund V Variable Rate - Swapped (a)	2.43%-4.78%	2.95%-4.78%	Jul 2021 - Dec 2024	304,843	334,323
Total Fund V Mortgages Payable				335,104	335,677
Net unamortized debt issuance costs				(4,828)	(6,507)
Unamortized premium				497	548
Total Mortgages Payable				$1,162,617	$1,204,581
Unsecured Notes Payable
Core Variable Rate Credit Facility		LIBOR+2.55%		$—	$30,000
Core Variable Rate Unsecured Term Loans - Swapped (a)	3.65%-5.32%	2.49%-5.02%	Jun 2026	400,000	350,000
Total Core Unsecured Notes Payable				400,000	380,000
Fund II Unsecured Notes Payable	LIBOR+1.65%	LIBOR+1.65%	Sep 2021	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.90%	LIBOR+1.90%	Dec 2021	—	864
Fund V Subscription Facility	LIBOR+1.90%	LIBOR+1.60%	May 2022	4,604	250

Net unamortized debt issuance costs				(4,516)	(256)
Total Unsecured Notes Payable				$440,088	$420,858
Unsecured Line of Credit
Core Unsecured Line of Credit -Swapped (a)	3.65%-5.32%	2.49%-5.02%	Jun 2025	$61,405	$138,400

Total Debt - Fixed Rate (b, c )				$1,053,715	$1,143,152
Total Debt - Variable Rate (d)				619,242	626,902
Total Debt				1,672,957	1,770,054
Net unamortized debt issuance costs				(9,344)	(6,763)
Unamortized premium				497	548
Total Indebtedness				$1,664,110	$1,763,839

a)
At June 30, 2021, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.75% to LIBOR + 3.10% for Fund III variable-rate debt; LIBOR + 1.75% to LIBOR +2.00% for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.55% for Core variable-rate unsecured term loans; and LIBOR + 1.40% for Core variable-rate unsecured lines of credit.
b)
Includes $900.8 million and $988.6 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
c)
Fixed-rate debt at June 30, 2021 and December 31, 2020 includes $5.1 million and $3.2 million, respectively of Core swaps that may be used to hedge debt instruments of the Funds.
d)
Includes $145.0 million and $139.2 million, respectively, of variable-rate debt that is subject to interest cap agreements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Facility

Since February 2018 and as subsequently amended, the Company has had a senior unsecured credit facility (the “Credit Facility”) comprised of a $250.0 million senior unsecured revolving credit facility (the “Revolver”) which bore interest at LIBOR + 1.40%, and a $350.0 million senior unsecured term loan (the “Term Loan”) which bore interest at LIBOR + 1.30%. The revolving credit facility was scheduled to mature on March 31, 2022, subject to two six-month extension options, and the $350.0 million Term Loan was scheduled to expire on March 31, 2023.

During June 2021, the Company modified the Credit Facility, providing for a $50.0 million increase in the Revolver and a $50.0 million increase in the term loan. This amendment resulted in borrowing capacity of up to $700.0 million in principal amount, which includes a $300.0 million revolving credit facility maturing on June 29, 2025, subject to two six-month extension options, and a $400.0 million Term Loan expiring on June 29, 2026. In addition, the amendment provides for revisions to the accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The $300.0 million Revolver bears interest at LIBOR + 1.40% and the $400.0 million Term Loan bears interest at LIBOR + 1.55% at June 30, 2021, all of which were swapped to fixed rates. In connection with the amendment to the credit facility, during the second quarter of 2021, the Company (i) capitalized $2.7 million of debt issuance costs associated with the amended Revolver, which are included in deferred financing costs within other assets (Note 5); (ii) capitalized $3.1 million associated with the amended Term Loan, which are included in net unamortized debt issuance costs in the table above; and (iii) expensed $0.1 million of third-party costs associated with the Term Loan.

Mortgages and Other Notes Payable

During the six months ended June 30, 2021, the Company:

•
extended seven mortgages, five of which were extended for one year with aggregate outstanding balances of $125.3 million at June 30, 2021, one of which was extended for 18 months with an outstanding balance of $25.9 million at June 30, 2021, and one of which was extended for six months with an outstanding balance of $12.0 million at June 30, 2021;
•
modified the terms of the Fund IV Bridge facility during the second quarter which had an outstanding balance of $79.2 million prior to modification. Fund IV repaid $10.0 million of principal, the maturity date was extended from June 30, 2021 to December 31, 2021, and the interest rate was changed from LIBOR plus 2.0% to LIBOR plus 2.5% with a floor of 0.25%;
•
modified certain terms of the Fund V subscription line during the first quarter which had an outstanding balance of $4.6 million prior to modification. The maturity date was extended to May 2, 2022 and the interest rate was increased from LIBOR plus 1.60% to LIBOR plus 1.90%;
•
entered into a swap agreement during the first quarter with a notional value of $16.7 million, for its New Towne Plaza mortgage replacing the existing swap which expired. In addition, the Company terminated two forward-starting interest rate swaps resulting in cash proceeds of approximately $3.4 million (Note 8);
•
repaid one Core mortgage of $6.7 million in connection with the sale of 60 Orange Street the first quarter and four Fund mortgages in the aggregate amount of $23.5 million in connection with the sale of the properties during the second quarter (Note 2); and
•
made scheduled principal payments of $4.0 million.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At June 30, 2021 and December 31, 2020, the Company’s mortgages were collateralized by 37 and 42 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was not in default on any of its loan agreements at June 30, 2021. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

A mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at December 31, 2019. The loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. By maturity, the loan was in default. On October 30, 2020, the Company settled the litigation for approximately $30.0 million resulting in a gain on debt extinguishment of $18.3 million reflected in Realized and unrealized holding gains on investments and other in the consolidated statement of income during the fourth quarter of 2020, of which the Company’s proportionate share was $4.1 million. Upon settlement of this litigation, the Company obtained its partner’s 77.78% noncontrolling interest for nominal consideration, resulting in an adjustment of $15.9 million as a reduction to equity.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $124.6 million and $128.7 million at June 30, 2021 and December 31, 2020, respectively, are comprised of the following:

•
The outstanding balance of the Core term loan was $400.0 million and $350.0 million at June 30, 2021 and December 31, 2020, respectively. The Company previously entered into swap agreements fixing the rates of the Core term loan balance.
•
On July 1, 2020, the Company obtained a $30.0 million Core term loan, with an accordion option to increase up to $90.0 million. This term loan was scheduled to mature on June 30, 2021 and bore interest at LIBOR plus 2.55% with a LIBOR floor of 0.75%. The term loan was repaid during June 2021. The outstanding balance at June 30, 2021 and December 31, 2020 was $0 and $30.0 million, respectively.
•
Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of June 30, 2021 and December 31, 2020. There was no availability at each of June 30, 2021 and December 31, 2020.
•
Fund IV has a $5.0 million subscription line with an outstanding balance and total available credit of $0.0 million and $1.4, respectively at June 30, 2021, reflecting letters of credit of $3.6 million. The outstanding balance and total availability at December 31, 2020 were $0.9 million and $0.5 million, respectively, reflecting letters of credit of $3.6 million.
•
Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. During the year ended December 31, 2020, the Company modified the $150.0 million Fund V Subscription line and extended the due date from May 2020 to May 2021. In April 2021, the Company modified the subscription line, extending the maturity to May 2022. The outstanding balance and total available credit of the Fund V subscription line was $4.6 and $123.2 million, respectively at June 30, 2021 reflecting outstanding letters of credit of $22.2 million. The outstanding balance and total available credit were $0.3 million and $128.2 million at December 31, 2020, respectively, reflecting outstanding letters of credit of $21.5 million.

Unsecured Revolving Line of Credit

At June 30, 2021 and December 31, 2020, the Company had a total of $230.6 million and $101.1 million available under its Core Revolver, reflecting borrowings of $61.4 million and $138.4 million and letters of credit of $8.0 million and $10.5 million, respectively. At each of June 30, 2021 and December 31, 2020, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (Remainder)	$212,969
2022	529,299
2023	59,361
2024	212,020
2025	126,732
Thereafter	532,576
1,672,957
Unamortized premium	497
Net unamortized debt issuance costs	(9,344)
Total indebtedness	$1,664,110

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of June 30, 2021 of $172.4 million contractually due in 2021, $179.4 million contractually due in 2022, and $41.5 million contractually due in 2023; most for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other than the Investment in Albertsons described above, the Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2021 or 2020.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	1	—	—	1	—
Investment in Albertsons (Note 4)	80,956	—	—	72,391	—	—
Liabilities
Derivative financial instruments	—	60,979	—	—	90,139	—

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	June 30, 2021	December 31, 2020
Core
Interest Rate Swaps	$539,898	Dec 2012-Jul 2020	Mar 2022-Jul 2030	1.71%	—	3.77%	Other Liabilities	$(51,255)	$(74,990)
	$539,898							$(51,255)	$(74,990)

Fund II
Interest Rate Swap	$18,661	Oct 2014	Nov 2021	2.88%	—	2.88%	Other Liabilities	$(89)	$(219)
Interest Rate Cap	45,000	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	—	—
	$63,661							$(89)	$(219)

Fund III
Interest Rate Caps	$35,970	Jan 2021	Jul 2022	3.00%	—	3.00%	Other Assets	$—	$—

Fund IV
Interest Rate Swaps	$42,549	Mar 2017 - Dec 2019	Apr 2022 - Dec 2022	1.48%	—	4.00%	Other Liabilities	$(721)	$(1,713)
Interest Rate Caps	77,400	July 2019 - Dec 2020	Jul 2021 - Dec 2022	3.00%	—	3.50%	Other Assets	1	1
	$119,949							$(720)	$(1,712)

Fund V
Interest Rate Swaps	$304,843	Jun 2018-Feb 2021	Feb 2022-Oct 2024	0.23%	—	2.88%	Other Liabilities	$(8,914)	$(13,217)
	$304,843							$(8,914)	$(13,217)

Total asset derivatives								$1	$1
Total liability derivatives								$(60,979)	$(90,139)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $19.2 million included in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense within the next twelve months. As of June 30, 2021 and December 31, 2020, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the first quarter of 2021, the Company terminated two forward swaps with an aggregate notional value of $100.0 million (Note 7) for cash proceeds of $3.4 million. As the hedged forecasted transaction is still expected, amounts deferred in Accumulated other comprehensive loss will be amortized into earnings as a reduction of interest expense over the original term of the swaps beginning in 2022.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2021		December 31, 2020
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$117,280	$117,969	$101,450	$102,135
Mortgage and Other Notes Payable (a)	3	1,166,948	1,145,654	1,210,540	1,190,214
Investment in non-traded equity securities (b)	3	2,863	3,404	1,726	1,456
Unsecured notes payable and Unsecured line of credit (c)	2	506,009	507,596	559,514	544,532

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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at June 30, 2021.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $36.3 million and $32.7 million as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company had Core and Fund letters of credit outstanding of $33.8 million and $35.6 million, respectively (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the share repurchase activity discussed below, the Company completed the following transactions in its Common Shares during the six months ended June 30, 2021:

•
The Company withheld 3,050 restricted shares of its Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $4.7 million and $4.2 million in connection with Restricted Shares and Units (Note 13) for the six months ended June 30, 2021 and 2020, respectively.

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

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient and low-cost vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the second quarter of 2019. The Company sold 2,071,991 Common Shares under its ATM Program during the six months ended June 30, 2021 generating $46.3 million of gross proceeds and $45.7 million of net proceeds after related issuance costs at a weighted-average price per share of $22.37 and $22.09, respectively. The Company did not sell or issue any Common Shares on a forward basis for the six months ended June 30, 2021 or the year ended December 31, 2020 and currently has approximately $123.9 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the six months ended June 30, 2021. During the first quarter of 2020, the Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees at a weighted-average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available as of June 30, 2021.

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

November 5, 2019	$0.29	December 31, 2019	January 15, 2020
February 26, 2020	$0.29	March 31, 2020	April 15, 2020
March 15, 2021	$0.15	March 31, 2021	April 15, 2021
May 5, 2021	$0.15	June 30, 2021	July 15, 2021

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated Other Comprehensive Loss

The following tables set forth the activity in accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

Gains or Losses on Derivative Instruments
Balance at April 1, 2021	$(41,962)

Other comprehensive loss before reclassifications - swap agreements	(10,073)
Reclassification of realized interest on swap agreements	5,324
Net current period other comprehensive loss	(4,749)
Net current period other comprehensive income attributable to noncontrolling interests	(1,198)
Balance at June 30, 2021	$(47,909)

Balance at April 1, 2020	$(85,715)

Other comprehensive loss before reclassifications - swap agreements	(8,621)
Reclassification of realized interest on swap agreements	3,115
Net current period other comprehensive loss	(5,506)
Net current period other comprehensive loss attributable to noncontrolling interests	1,012
Balance at June 30, 2020	$(90,209)

Gains or Losses on Derivative Instruments
Balance at January 1, 2021	$(74,891)

Other comprehensive income before reclassifications - swap agreements	23,483
Reclassification of realized interest on swap agreements	10,641
Net current period other comprehensive income	34,124
Net current period other comprehensive income attributable to noncontrolling interests	(7,142)
Balance at June 30, 2021	$(47,909)

Balance at January 1, 2020	$(31,175)

Other comprehensive loss before reclassifications - swap agreements	(83,395)
Reclassification of realized interest on swap agreements	4,092
Net current period other comprehensive loss	(79,303)
Net current period other comprehensive loss attributable to noncontrolling interests	20,269
Balance at June 30, 2020	$(90,209)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at April 1, 2021	$94,930	$522,592	$617,522
Distributions declared of $0.15 per Common OP Unit	(1,052)	—	(1,052)
Net income (loss) for the three months ended June 30, 2021	398	(3,085)	(2,687)
Conversion of 7,173 Common OP Units to Common Shares by limited partners of the Operating Partnership	(115)	—	(115)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(406)	(257)	(663)
Reclassification of realized interest expense on swap agreements	53	1,808	1,861
Noncontrolling interest contributions	—	5,868	5,868
Noncontrolling interest distributions	—	(4,355)	(4,355)
Employee Long-term Incentive Plan Unit Awards	2,399	—	2,399
Reallocation of noncontrolling interests (c)	(1,119)	—	(1,119)
Balance at June 30, 2021	$95,088	$522,571	$617,659

Balance at April 1, 2020	$93,382	$483,714	$577,096
Distributions on Preferred OP Units	(123)	—	(123)
Net income for the three months ended June 30, 2020	1,259	44,237	45,496
Conversion of 259,712 Common OP Units to Common Shares by limited partners of the Operating Partnership	(4,072)	—	(4,072)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(310)	(1,869)	(2,179)
Reclassification of realized interest expense on swap agreements	42	1,125	1,167
Noncontrolling interest contributions	—	21,041	21,041
Noncontrolling interest distributions	—	(1,418)	(1,418)
Employee Long-term Incentive Plan Unit Awards	2,142	—	2,142
Noncontrolling interest gain	—	588	588
Reallocation of noncontrolling interests (c)	(1,999)	—	(1,999)
Balance at June 30, 2020	$90,321	$547,418	$637,739

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2021	$89,431	$517,808	$607,239
Distributions declared of $0.30 per Common OP Unit	(2,100)	—	(2,100)
Net income (loss) for the six months ended June 30, 2021	868	(6,857)	(5,989)
Conversion of 25,973 Common OP Units to Common Shares by limited partners of the Operating Partnership	(409)	—	(409)
Other comprehensive income - unrealized gain on valuation of swap agreements	1,494	1,886	3,380
Reclassification of realized interest expense on swap agreements	106	3,656	3,762
Noncontrolling interest contributions	—	17,109	17,109
Noncontrolling interest distributions	—	(11,031)	(11,031)
Employee Long-term Incentive Plan Unit Awards	6,448	—	6,448
Reallocation of noncontrolling interests (c)	(750)	—	(750)
Balance at June 30, 2021	$95,088	$522,571	$617,659

Balance at January 1, 2020	$97,670	$546,987	$644,657
Distributions declared of $0.29 per Common OP Unit	(1,972)	—	(1,972)
Net income (loss) for the six months ended June 30, 2020	923	(7,052)	(6,129)
Conversion of 407,594 Common OP Units to Common Shares by limited partners of the Operating Partnership	(6,544)	—	(6,544)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(3,451)	(18,257)	(21,708)
Reclassification of realized interest expense on swap agreements	49	1,390	1,439
Noncontrolling interest contributions	—	28,309	28,309
Noncontrolling interest distributions	—	(4,536)	(4,536)
Employee Long-term Incentive Plan Unit Awards	5,790	—	5,790
Reallocation of noncontrolling interests (c)	(2,144)	—	(2,144)
Noncontrolling interest gain	—	588	588
Cumulative effect of change in accounting principle	—	(11)	(11)
Balance at June 30, 2020	$90,321	$547,418	$637,739

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,101,958 Common OP Units at each of June 30, 2021 and 2020; (ii) 188 Series A Preferred OP Units at each of June 30, 2021 and 2020; (iii) 126,593 Series C Preferred OP Units at each of June 30, 2021 and 2020; and (iv) 3,434,894 and 2,886,207 LTIP units at June 30, 2021 and 2020, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the six months ended June 30, 2021 or the year ended December 31, 2020.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2021, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through June 30, 2021, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.

11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through June 20, 2066, with renewal options (as discussed further below). Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the six months ended June 30, 2021 and 2020, the Company earned $29.3 million and $27.3 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of income.

The activity for the reserves related to billed rents and straight-line rents (including those under specific operating leases where the collection of rents is assessed to be not probable) is as follows:

	Six Months Ended June 30, 2021
	Balance at Beginning of Period	Provision (Recovery)	Adjustments to Valuation Accounts	Deductions	Balance at End of Period

Allowance for credit loss - billed rents	$30,366	$1,238	$—	$(2,639)	$28,965
Straight-line rent reserves	15,042	586	—	(2,329)	13,299
Total - rents receivable	$45,408	$1,824	$—	$(4,968)	$42,264

As Lessee

During the six months ended June 30, 2021, the Company:

•
modified its Rye, New York corporate office lease during the first quarter of 2021. As a result, of the modification, the lease was remeasured and the lease liability and right-of-use asset were each reduced by $0.4 million.
•
terminated its Fund IV lease at 110 University Place in New York City during the second quarter of 2021 (which was previously impaired in 2020, Note 8) for $3.6 million, and de-recognized the related right-of-use asset of $31.4 million, lease liability of $46.0 million and building improvements and other assets totaling $10.3 million, resulting in a gain on lease termination of $0.7 million, or $0.2 million at the Company's share, which is reflected within Gain on disposition of properties in the consolidated statement of income.

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
•
recorded an impairment charge of $12.3 million on a right-of-use asset for a Fund IV property, 110 University Place (Note 8) during the fourth quarter of 2020;
•
renewed one ground lease for Branch Plaza, an operating lease, for 22 years during the second quarter of 2020; and
•
modified its 1238 Wisconsin lease agreement in the fourth quarter of 2020 for a reduced purchase price from $14.5 million to $11.5 million and, as a result, remeasured and reduced its right-of-use asset and lease liability by $1.9 million .

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$225	487	$451	$1,144
Interest on lease liabilities	97	599	192	1,449
Subtotal	322	1,086	643	2,593
Operating lease cost	2,230	1,725	4,516	3,119
Variable lease cost	19	6	34	22
Total lease cost	$2,571	$2,817	$5,193	$5,734

Other Information
Weighted-average remaining lease term - finance leases (years)			33.0	33.7
Weighted-average remaining lease term - operating leases (years)			14.4	26.9
Weighted-average discount rate - finance leases			6.3%	6.2%
Weighted-average discount rate - operating leases			5.1%	5.4%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of June 30, 2021, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2021 (Remainder)	$100,375	$3,010	$69
2022	205,934	5,368	28
2023	190,196	5,389	—
2024	163,851	5,414	—
2025	133,093	5,329	—
Thereafter	528,888	29,711	12,515
	1,322,337	54,221	12,612
Interest	—	(13,360)	(6,133)
Total	$1,322,337	$40,861	$6,479

a)
Amount represents contractual lease maturities at June 30, 2021 including any extension options that management determined were reasonably certain of exercise. During 2020, numerous tenants were forced to suspend operations by government mandate as a result of the COVID-19 Pandemic. The Company has negotiated payment agreements with selected tenants which resulted in rent concessions or deferral of rents as discussed further below.
b)
Minimum rental payments exclude options or renewals not reasonably certain of exercise.

During the three and six months ended June 30, 2021 and 2020, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

COVID-19 Pandemic Impacts

Beginning in March 2020, the COVID-19 Pandemic has had a material adverse impact on economic and market conditions, and consumer activity, and triggered a period of global and domestic economic slowdown. The COVID-19 Pandemic and government responses created disruption in global supply chains and has been adversely impacting many industries, including the domestic retail sectors in which the Company’s tenants operate. Under governmental restrictions and guidance, certain retailers were considered “essential businesses” and were permitted to remain fully operating during the COVID-19 Pandemic, while other “non-essential businesses” were ordered to decrease or close operations for an indeterminate period of time to protect their employees and customers from the spread of the virus. These disruptions, which have substantially ceased as of the date of this Report, have impacted the collectability of rent from the Company’s affected tenants primarily in 2020 and to a lesser extent in 2021. While the Company considers disruptions related to the COVID-19 Pandemic to be substantially over, if such government mandated closures are reinstated, they may have a material, adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity in future periods.

Rent Collections – The Company collected or negotiated payment agreements of approximately 95.6% and 92.1% of its second quarter pre-COVID billings (original contract rents without regard to deferral or abatement agreements) for its Core Portfolio and the Funds, respectively.

Earnings Impact (Amounts Reflect the Company's Share) – The Company incurred aggregate credit losses and rent abatements totaling approximately $0 and $3.7 million for the three and six months ended June 30, 2021, respectively, compared to $9.4 million and $13.7 million for the three and six months ended June 30, 2020, respectively, primarily related to the COVID-19 Pandemic. In addition, the Company incurred impairment charges of $12.4 million (Note 8) for the six months ended June 30, 2020 primarily related to the COVID-19 Pandemic.

Other Impacts

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•
Rent Concession Agreements – During the six months ended June 30, 2021, the Company executed 74 rent concession arrangements with tenants comprised of 17 agreements for rent deferral and 57 agreements for rent abatements. Of these deferral agreements, 15 were accounted for as if no changes to the contract were made and therefore there were no changes to the current or future recognition of revenue and $7.7 million of deferred receivables are included in Rents receivable in the consolidated balance sheet at June 30, 2021. Consolidated rent abatements represented a $2.4 million reduction in revenues at the Company's share for the six months ended June 30, 2021.
•
Occupancy – At June 30, 2021, the Company’s pro rata Core and Fund leased occupancy rates were 92.4% and 89.0%, respectively, compared to 93.3% and 91.1% respectively, at June 30, 2020 reflecting primarily leases terminated as a result of the COVID-19 Pandemic including leases discharged in bankruptcy proceedings during 2020.

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

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended June 30, 2021
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$46,000	$28,660	$—	$—	$74,660
Depreciation and amortization	(17,333)	(14,012)	—	—	(31,345)
Property operating expenses, other operating and real estate taxes	(14,205)	(11,189)	—	—	(25,394)
General and administrative expenses	—	—	—	(10,671)	(10,671)
Gain on disposition of properties	—	5,909	—	—	5,909
Operating income	14,462	9,368	—	(10,671)	13,159
Interest income	—	—	2,054	—	2,054
Realized and unrealized holding gains on investments and other	—	2,841	(130)	—	2,711
Equity in earnings of unconsolidated affiliates	669	437	—	—	1,106
Interest expense	(7,350)	(10,255)	—	—	(17,605)
Income tax provision	—	—	—	(194)	(194)
Net income	7,781	2,391	1,924	(10,865)	1,231
Net (income) loss attributable to noncontrolling interests	(406)	3,093	—	—	2,687
Net income attributable to Acadia	$7,375	$5,484	$1,924	$(10,865)	$3,918

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the Three Months Ended June 30, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$38,602	$25,171	$—	$—	$63,773
Depreciation and amortization	(18,150)	(15,643)	—	—	(33,793)
Property operating expenses, other operating and real estate taxes	(17,961)	(9,542)	—	—	(27,503)
General and administrative expenses	—	—	—	(8,720)	(8,720)
Gain on disposition of properties	—	485	—	—	485
Operating income	2,491	471	—	(8,720)	(5,758)
Interest income	—	—	2,095	—	2,095
Realized and unrealized holding gains on investments and other	—	87,751	60	—	87,811
Equity in (losses) earnings of unconsolidated affiliates	(1,070)	284	—	—	(786)
Interest expense	(8,602)	(9,717)	—	—	(18,319)
Income tax provision	—	—	—	(137)	(137)
Net (loss) income	(7,181)	78,789	2,155	(8,857)	64,906
Net loss (income) attributable to noncontrolling interests	5,068	(50,564)	—	—	(45,496)
Net (loss) income attributable to Acadia	$(2,113)	$28,225	$2,155	$(8,857)	$19,410

	As of or for the Six Months Ended June 30, 2021
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$88,350	$55,704	$—	$—	$144,054
Depreciation and amortization	(34,220)	(28,515)	—	—	(62,735)
Property operating expenses, other operating and real estate taxes	(27,862)	(22,471)	—	—	(50,333)
General and administrative expenses	—	—	—	(19,667)	(19,667)
Gain on disposition of properties	4,612	5,909	—	—	10,521
Operating income	30,880	10,627	—	(19,667)	21,840
Interest income	—	—	3,754	—	3,754
Realized and unrealized holding gains on investments and other	—	9,388	(170)	—	9,218
Equity in (losses) earnings of unconsolidated affiliates	(459)	3,828	—	—	3,369
Interest expense	(14,564)	(20,182)	—	—	(34,746)
Income tax provision	—	—	—	(344)	(344)
Net income	15,857	3,661	3,584	(20,011)	3,091
Net (income) loss attributable to noncontrolling interests	(1,013)	7,002	—	—	5,989
Net income attributable to Acadia	$14,844	$10,663	$3,584	$(20,011)	$9,080

Real estate at cost (a)	$2,323,767	$1,719,486	$—	$—	$4,043,253
Total assets (a)	$2,209,033	$1,763,299	$117,280	$—	$4,089,612
Cash paid for acquisition of real estate	$—	$—	$—	$—	$—
Cash paid for development and property improvement costs	$5,465	$11,155	$—	$—	$16,620

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Six Months Ended June 30, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$78,535	$56,658	$—	$—	$135,193
Depreciation and amortization	(35,207)	(31,963)	—	—	(67,170)
Property operating expenses, other operating and real estate taxes	(29,775)	(21,495)	—	—	(51,270)
General and administrative expenses	—	—	—	(17,790)	(17,790)
Impairment charges	—	(51,549)	—	—	(51,549)
Gain on disposition of properties	—	485	—	—	485
Operating income (loss)	13,553	(47,864)	—	(17,790)	(52,101)
Interest income	—	—	5,024	—	5,024
Realized and unrealized holding gains on investments and other	—	87,751	(470)	—	87,281
Equity in earnings (losses) of unconsolidated affiliates	572	(103)	—	—	469
Interest expense	(16,852)	(19,769)	—	—	(36,621)
Income tax benefit	—	—	—	815	815
Net (loss) income	(2,727)	20,015	4,554	(16,975)	4,867
Net loss (income) attributable to noncontrolling interests	6,284	(155)	—	—	6,129
Net income attributable to Acadia	$3,557	$19,860	$4,554	$(16,975)	$10,996

Real estate at cost (a)	$2,362,334	$1,799,890	$—	$—	$4,162,224
Total assets (a)	$2,323,986	$1,870,070	$134,692	$—	$4,328,748
Cash paid for acquisition of real estate	$19,963	$1,245	$—	$—	$21,208
Cash paid for development and property improvement costs	$6,443	$14,090	$—	$—	$20,533

a)
Real estate at cost and total assets for the Funds segment include $650.6 million and $604.8 million, or $189.0 million and $176.0 million net of non-controlling interests, related to Fund II’s City Point property at June 30, 2021 and 2020, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The 2020 Share Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At June 30, 2021 a total of 1,917,304 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units - Employees

During the six months ended June 30, 2021, and the year ended December 31, 2020, the Company issued 635,976 and 396,149 LTIP Units and 11,244 and 13,766 restricted share units (“Restricted Share Units”), respectively, to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $12.6 million during the six months ended June 30, 2021 and $10.4 million during the year ended December 31, 2020. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.3 million and $2.1 million for the three months ended June 30, 2021 and 2020, and $4.7 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively and is recorded in General and administrative expense in the consolidated statements of income.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During the six months ended June 30, 2021, the Company issued 30,321 LTIP Units and 30,592 Restricted Shares as compensation to Trustees of the Company. A portion of LTIP Units and Restricted Shares vest over three years with 33% vesting May 9, 2022 and the remaining amount vesting ratably on May 9, 2023 and May 9, 2024. The remaining awards vest on May 9, 2022. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.8 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, and is recorded in General and Administrative expense in the consolidated statements of income.

Long-Term Incentive Alignment Program

In 2009, the Company adopted the Long-Term Incentive Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 8.4% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV and Fund V were determined to have no intrinsic value as of June 30, 2021 or December 31, 2020.

The Company did not recognize any compensation expense for the six months ended June 30, 2021 or the year ended December 31, 2020 related to the Program in connection with Fund III, Fund IV or Fund V.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2020	42,390	$23.73	936,180	$28.24
Granted	66,824	13.70	440,829	19.64
Vested	(19,264)	27.72	(250,241)	30.44
Forfeited	(39)	24.77	(3,879)	24.67
Unvested at December 31, 2020	89,911	15.42	1,122,889	24.38
Granted	43,078	19.94	666,297	19.48
Vested	(43,084)	16.85	(283,024)	26.66
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at June 30, 2021	89,746	$16.87	1,414,525	$20.85

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2021 and the year ended December 31, 2020 were $19.50 and $18.86, respectively. As of June 30, 2021, there was $22.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested during the six months ended June 30, 2021 and the year ended December 31, 2020, was $0.7 million and $0.5 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the six months ended June 30, 2021 and the year ended December 31, 2020, was $7.5 million and $7.6 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.3 million and $0.2 million of compensation expense related to the following employee benefit plans for the six months ended June 30, 2021 and 2020, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 4,651 and 1,604 Common Shares were purchased by employees under the Purchase Plan for the six months ended June 30, 2021 and 2020, respectively. On March 23, 2021, the Board adopted, which was subsequently approved by the Company’s shareholders at the 2021 annual meeting of shareholders, the Acadia Realty Trust 2021 Employee Share Purchase Plan which allows for a maximum aggregate issuance of 200,000 Common Shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Numerator:
Net income attributable to Acadia	$3,918	$19,410	$9,080	$10,996
Less: net income attributable to participating securities	(156)	(244)	(312)	(233)
Income from continuing operations net of income attributable to participating securities	$3,762	$19,166	$8,768	$10,763

Denominator:
Weighted average shares for basic earnings per share	86,824,445	86,179,950	86,575,240	86,575,751
Effect of dilutive securities:
Employee unvested restricted shares	—	—	—	—
Denominator for diluted earnings per share	86,824,445	86,179,950	86,575,240	86,575,751

Basic and diluted earnings and basic income per Common Share from continuing operations attributable to Acadia	$0.04	$0.22	$0.10	$0.12

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	126,593	126,593	126,593	126,593
Series C Preferred OP Units - Common share equivalent	439,556	439,556	439,556	439,556
Restricted shares	70,827	76,433	70,827	76,433

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. Subsequent Events

Debt Extensions

On July 7, 2021, Fund V extended the maturity of the $40.3 million loan on its Fairlane Green property to June 5, 2022 pursuant to an existing extension option. In connection with the extension, Fund V made a principal payment of $6.6 million.

On July 21, 2021, Fund IV extended the maturity of the $22.9 million loan on its 146 Geary Street property to July 15, 2023 pursuant to an existing extension option. In connection with the extension, Fund IV made a principal payment of $3.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of June 30, 2021, we own or have an ownership interest in 180 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies (including tenants who may have been forced to close their businesses as a result of the COVID-19 Pandemic, as discussed under “Significant Developments” below) at June 30, 2021 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	—	39	741,333	85.7%
New York Metro	—	27	346,481	84.9%
Los Angeles Metro	—	1	14,000	100.0%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	1	28	323,351	70.6%
Boston Metro	—	3	55,276	100.0%
Suburban	3	26	3,913,343	90.6%
Total Core Portfolio	5	125	5,542,616	88.8%
Acadia Share of Total Core Portfolio	5	125	5,172,718	89.8%

Fund Portfolio:
Fund II	—	1	469,518	42.6%
Fund III	1	2	128,911	83.5%
Fund IV	1	31	1,786,762	92.2%
Fund V	—	14	4,380,222	86.9%
Total Fund Portfolio	2	48	6,765,413	85.2%
Acadia Share of Total Fund Portfolio	2	48	1,402,185	84.4%

Total Core and Funds	7	173	12,308,029	86.8%
Acadia Share of Total Core and Funds	7	173	6,574,903	88.7%

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
•
Generate additional external growth through an opportunistic yet disciplined acquisition program within our Funds. We target transactions with high inherent opportunity for the creation of additional value through:
▪
value-add investments in street retail properties, located in established and “next generation” submarkets, with re-tenanting or repositioning opportunities,
▪
opportunistic acquisitions of well-located real-estate anchored by distressed retailers, and
▪
other opportunistic acquisitions which may include high-yield acquisitions and purchases of distressed debt.

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

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2021

Special Note Regarding the COVID-19 Pandemic

During 2020, the COVID-19 Pandemic had a negative impact on the business of the Company and that of its tenants. In order to protect citizens and slow the spread of COVID-19, a majority of state governments in the United States instituted restrictions on travel, implemented “shelter-in-place” or “stay-at-home” orders and social distancing practices, and mandated shutdowns of certain “non-essential” businesses for what was then an indeterminate period of time. As a result, a majority of the Company’s retail tenants were forced to temporarily close their businesses during a portion of 2020. While substantially all tenants have since reopened, the tenant closures created concern regarding the Company’s ability to fully collect billed rents from non-operating tenants, many of which have requested rent concessions from the Company. In addition, during 2020, and to a lesser extent in 2021, the COVID-19 Pandemic has had a significant adverse impact on economic and market conditions resulting in a decline in the Company’s share price, disruption of or lack of access to the capital markets and depressed real estate values, among others during 2020.

For the six months ended June 30, 2021 the Company incurred charges totaling $3.7 million at its pro rata share, as compared to $26.1 million for the prior year period, as a result of the COVID-19 Pandemic. These charges comprised credit loss, straight-line rent reserves, rent abatements and, in 2020, impairment charges (Note 11).

While the Company currently considers the disruptions associated with the COVID-19 Pandemic to be substantially over, if such disruptions recur, they may have a material adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity in future periods.

Investments

During the six months ended June 30, 2021, we did not make any new real estate investments within our Core or Fund portfolios.

Dispositions of Real Estate

During the six months ended June 30, 2021, the Company disposed of six properties and terminated one lease as follows:

•
On January 29, 2021, we sold one Core Portfolio consolidated property for $16.4 million, repaid the related mortgage of $6.7 million and recognized a gain of $4.6 million (Note 2).
•
On January 4, 2021, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property for a total of $10.5 million, repaid $7.9 million of the related mortgage and the venture recognized a gain of $3.2 million, of which the Company’s share was $0.6 million (Note 4)
•
On May 19, 2021, Fund III sold its 654 Broadway consolidated property for $10.0 million and recognized an insignificant gain on sale (Note 2).
•
On June 18, 2021, Fund IV sold four consolidated properties located in Maine within its NE Grocer Portfolio (the Airport Mall, Shaw's Waterville, Shaw's Windham and Wells properties) for aggregate proceeds of $39.9 million, repaid the related mortgages totaling $23.5 million, and recognized an aggregate gain on sale of $5.1 million of which the Company's share was $1.2 million (Note 2).
•
On June 25, 2021, Fund IV terminated its ground lease at 110 University Place and returned the property to the lessor, recognizing a gain on lease termination of $0.7 million, of which the Company's share was $0.2 million (Note 11).

Financing Activity

During the six months ended June 30, 2021, we (Note 7):

•
entered into a new amended and restated credit facility on June 29, 2021, increasing the capacity under the Company's Revolver by $50.0 million and increasing the Term loan by $50.0 million
•
extended one Fund III mortgage, two Fund IV mortgages and two Fund V mortgage aggregating $125.3 million of consolidated Fund debt
•
modified and extended two Fund IV mortgages which required paydowns of their previous aggregate outstanding balance of $44.6 million to $37.9 million, modified and extended the Fund IV bridge facility resulting in a six-month extension and a $10.0 million repayment, modified and extended the Fund V subscription line resulting in a one-year extension; and

•
made repayments of mortgages underlying property dispositions as noted above.

Structured Financing Investments

During the six months ended June 30, 2021, the Company made one first mortgage loan within its Structured Financing portfolio for $16.0 million. In addition, two loans receivable remain in default (Note 3).

Equity Sales

The Company sold 2,071,991 of its Common Shares during the six months ended June 30, 2021 for net proceeds of $45.7 million through its ATM Program (Note 10).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The results of operations by reportable segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	June 30, 2021				June 30, 2020				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$46.0	$28.7	$—	$74.7	$38.6	$25.2	$—	$63.8	$7.4	$3.5	$—	$10.9
Depreciation and amortization	(17.3)	(14.0)	—	(31.3)	(18.2)	(15.6)	—	(33.8)	(0.9)	(1.6)	—	(2.5)
Property operating expenses, other operating and real estate taxes	(14.2)	(11.2)	—	(25.4)	(18.0)	(9.5)	—	(27.5)	(3.8)	1.7	—	(2.1)
General and administrative expenses	—	—	—	(10.7)	—	—	—	(8.7)	—	—	—	2.0
Impairment charges	—	—	—	—	—	—	—	—	—	—	—	—
Gain on disposition of properties	—	5.9	—	5.9	—	0.5	—	0.5	—	5.4	—	5.4
Operating income (loss)	14.5	9.4	—	13.2	2.5	0.5	—	(5.8)	12.0	8.9	—	19.0
Interest and other income	—	—	2.1	2.1	—	—	2.1	2.1	—	—	—	—
Realized and unrealized holding gains on investments and other	—	2.8	(0.1)	2.7	—	87.8	0.1	87.8	—	(85.0)	0.2	(85.1)
Equity in earnings (losses) of unconsolidated affiliates	0.7	0.4	—	1.1	(1.1)	0.3	—	(0.8)	1.8	0.1	—	1.9
Interest expense	(7.4)	(10.3)	—	(17.6)	(8.6)	(9.7)	—	(18.3)	(1.2)	0.6	—	(0.7)
Income tax (provision) benefit	—	—	—	(0.2)	—	—	—	(0.1)	—	—	—	(0.1)
Net income (loss)	7.8	2.4	1.9	1.2	(7.2)	78.8	2.2	64.9	15.0	(76.4)	(0.3)	(63.7)
Net (income) loss attributable to noncontrolling interests	(0.4)	3.1	—	2.7	5.1	(50.6)	—	(45.5)	(5.5)	53.7	—	48.2
Net income (loss) attributable to Acadia	$7.4	$5.5	$1.9	$3.9	$(2.1)	$28.2	$2.2	$19.4	$9.5	$(22.7)	$(0.3)	$(15.5)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $9.5 million for the three months ended June 30, 2021 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $7.4 million for the three months ended June 30, 2021 compared to the prior year period primarily due to (i) a $6.4 million decrease in credit loss reserves in 2021 primarily related to the COVID-19 Pandemic (Note 11), (ii) $1.8 million from the reversal of reserved amounts for cash received on past due balances and (iii) $1.5 million from increased tenant recoveries due to higher operating expenses. These increases were partially offset by decreases in revenues of $1.1 million from an increase in COVID-19 Pandemic abatements in 2021 and $0.8 million for tenants that vacated during 2020.

Property operating expenses, other operating and real estate taxes for our Core Portfolio decreased $3.8 million for the three months ended June 30, 2021 compared to the prior year period primarily due to $6.8 million from charges related to the Brandywine Holdings litigation in 2020 (Note 7). The decrease was primarily offset by a $1.3 million overall increase in operating expenses following the COVID-19 Pandemic in 2020, a $1.2 million increase in real estate tax expenses primarily across the Chicago properties and $0.5 million increase attributable to additional ground rent for new operating leases that commenced after June 30, 2020.

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio increased $1.8 million for the three months ended June 30, 2021 compared to the prior year period, primarily due to credit loss reserves at unconsolidated properties in 2020.

Interest expense for our Core Portfolio decreased $1.2 million for the three months ended June 30, 2021 compared to the prior year period primarily due to lower average outstanding borrowings in 2021.

Net (income) loss attributable to noncontrolling interests for our Core Portfolio decreased $5.5 million for the three months ended June 30, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $22.7 million for the three months ended June 30, 2021 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $3.5 million for the three months ended June 30, 2021 compared to the prior year period primarily due to (i) a $3.8 million decrease in credit loss reserves in 2021 primarily related to the COVID-19 Pandemic (Note 11), (ii) a $1.6 million from the reversal of reserved amounts for cash received on past due balances and (iii) $0.8 million from increased activity at City Point's Market Hall and Event Space. These increases were partially offset by decreases in revenues of $2.2 million for tenants that vacated during 2020 and $0.6 million from an increase in COVID-19 abatements in 2021.

Depreciation and amortization for the Funds decreased $1.6 million for the three months ended June 30, 2021 compared to the prior year period primarily due to the write-off of costs associated with tenants that vacated during 2020.

Property operating expenses, other operating and real estate taxes for the Funds increased $1.7 million for the three months ended June 30, 2021 compared to the prior year period primarily due to an overall increase of operating expenses following the COVID-19 Pandemic in 2020.

Gain on disposition of properties for the Funds increased $5.4 million for the three months ended June 30, 2021 compared to the prior year period due to dispositions of 654 Broadway at Fund III and the NE Grocer Portfolio and 110 University at Fund IV in 2021 compared to the sale of Colonie Plaza at Fund IV in 2020 (Note 2, Note 11).

Realized and unrealized holding gains on investments and other includes primarily a $2.4 million mark-to-market adjustment on the Investment in Albertsons (Note 4) during the three months ended June 30, 2021 compared to a $64.9 million mark-to-market adjustment and a $22.8 million net realized gain on disposition of shares related to the Investment in Albertsons in 2020.

Net (income) loss attributable to noncontrolling interests for the Funds increased $53.7 million for the three months ended June 30, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $3.0 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” General and administrative expense increased $2.0 million for the three months ended June 30, 2021 compared to the prior year period due to increased compensation expense primarily attributable to an increase in the number of employees and the valuation of equity grants in 2021.

Comparison of Results for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The results of operations by reportable segment for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended				Six Months Ended
	June 30, 2021				June 30, 2020				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$88.4	$55.7	$—	$144.1	$78.5	$56.7	$—	$135.2	$9.9	$(1.0)	$—	$8.9
Depreciation and amortization	(34.2)	(28.5)	—	(62.7)	(35.2)	(32.0)	—	(67.2)	(1.0)	(3.5)	—	(4.5)
Property operating expenses, other operating and real estate taxes	(27.9)	(22.5)	—	(50.3)	(29.8)	(21.5)	—	(51.3)	(1.9)	1.0	—	(1.0)
General and administrative expenses	—	—	—	(19.7)	—	—	—	(17.8)	—	—	—	1.9
Impairment charges	—	—	—	—	—	(51.5)	—	(51.5)	—	(51.5)	—	(51.5)
Gain on disposition of properties	4.6	5.9	—	10.5	—	0.5	—	0.5	4.6	5.4	—	10.0
Operating income (loss)	30.9	10.6	—	21.8	13.6	(47.9)	—	(52.1)	17.3	58.5	—	73.9
Interest and other income	—	—	3.8	3.8	—	—	5.0	5.0	—	—	(1.2)	(1.2)
Realized and unrealized holding gains on investments and other	—	9.4	(0.2)	9.2	—	87.8	(0.5)	87.3	—	(78.4)	(0.3)	(78.1)
Equity in earnings (losses) of unconsolidated affiliates	(0.5)	3.8	—	3.4	0.6	(0.1)	—	0.5	(1.1)	3.9	—	2.9
Interest expense	(14.6)	(20.2)	—	(34.7)	(16.9)	(19.8)	—	(36.6)	(2.3)	0.4	—	(1.9)
Income tax (provision) benefit	—	—	—	(0.3)	—	—	—	0.8	—	—	—	(1.1)
Net income (loss)	15.9	3.7	3.6	3.1	(2.7)	20.0	4.6	4.9	18.6	(16.3)	(1.0)	(1.8)
Net (income) loss attributable to noncontrolling interests	(1.0)	7.0	—	6.0	6.3	(0.2)	—	6.1	(7.3)	7.2	—	(0.1)
Net income (loss) attributable to Acadia	$14.8	$10.7	$3.6	$9.1	$3.6	$19.9	$4.6	$11.0	$11.2	$(9.2)	$(1.0)	$(1.9)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $11.2 million for the six months ended June 30, 2021 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $9.9 million for the six months ended June 30, 2021 compared to the prior year period primarily due to (i) $8.1 million decrease in credit loss reserves in 2021 primarily related to the COVID-19 Pandemic (Note 11), (ii) $2.7 million related to the consolidation of Town Center in 2020 (Note 4), (iii) $2.3 million from increased tenant recoveries due to higher operating expenses and (iv) $1.8 million from recoveries of past due balances. These increases were partially offset by decreases in revenues of $2.6 million for tenants that vacated during 2020, $1.4 million from an additional increase in abatements due to the COVID-19 Pandemic in 2021 and $0.7 million for a co-tenancy clause at a property.

Depreciation and amortization for our Core Portfolio decreased $1.0 million for the six months ended June 30, 2021 compared to the prior year period primarily due to the write off of costs associated with tenants that vacated during 2020.

Property operating expenses, other operating and real estate taxes for our Core Portfolio decreased $1.9 million for the six months ended June 30, 2021 compared to the prior year period primarily due to $6.8 million from interest and related charges for Brandywine Holdings litigation in 2020. The increase was primarily offset by (i) a $1.8 million overall increase in operating expenses following the COVID-19 Pandemic in 2020, (ii) a $1.6 million increase in real estate tax expenses primarily across the Chicago properties and (iii) $1.3 million increase attributable to additional ground rent for new operating leases that commenced after June 30, 2020.

The gain on disposition of properties for our Core Portfolio of $4.6 million for the six months ended June 30, 2021 relates to the sale of 60 Orange Street (Note 2).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio decreased $1.1 million for the six months ended June 30, 2021 compared to the prior year period primarily due to the consolidation of Town Center in 2020.

Interest expense for our Core Portfolio decreased $2.3 million for the six months ended June 30, 2021 compared to the prior year period primarily due to $1.2 million from the modification of a financing lease to an operating lease in 2020 (Note 11) and $1.0 million from higher average outstanding borrowings in 2020.

Net (income) loss attributable to noncontrolling interests for our Core Portfolio decreased $7.3 million for the six months ended June 30, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $9.2 million for the six months ended June 30, 2021 compared to the prior year period as a result of the changes described below.

Revenues for the Funds decreased $1.0 million for the six months ended June 30, 2021 compared to the prior year period primarily due to (i) $3.3 million for tenants that vacated during 2020, (ii) $1.4 million from an increase in rent abatements related to the COVID-19 Pandemic in 2021 and (iii) $0.8 million from property dispositions in 2021. These decreases were partially offset by increases in revenues of $2.6 million from a decrease in credit loss reserves in 2021 primarily related to the COVID-19 Pandemic (Note 11) and $1.6 million from the reversal of reserved amounts for cash received on past due balances.

Depreciation and amortization for the Funds decreased $3.5 million for the six months ended June 30, 2021 compared to the prior year period primarily due to the write-off of costs associated with tenants that vacated during 2020.

Property operating expenses, other operating and real estate taxes for the Funds increased $1.0 million for the six months ended June 30, 2021 compared to the prior year period primarily due to an overall increase of operating expenses following the COVID-19 Pandemic in 2020.

Impairment charges for the Funds decreased $51.5 million for the six months ended June 30, 2021 compared to the prior year period (Note 8). Impairment charges totaling $51.5 million during the first quarter of 2020 for the Funds relate to $33.8 million for 654 Broadway and Cortlandt Crossing in Fund III and $17.7 million for 801 Madison and 146 Geary Street in Fund IV.

Gain on disposition of properties for the Funds increased $5.4 million for the six months ended June 30, 2021 compared to the prior year period due to dispositions of 654 Broadway at Fund III and the NE Grocer Portfolio and 110 University at Fund IV in 2021 compared to the sale of Colonie Plaza in 2020 (Note 2, Note 11).

Equity in earnings (losses) of unconsolidated affiliates for the Funds increased $3.9 million for the six months ended June 30, 2021 compared to the prior year period primarily due to the $3.2 million gain on sale related to two land parcels at Riverdale Family Center in Fund V (Note 2)

Realized and unrealized holding losses on investments and other includes a $8.6 million mark-to-market adjustment on the Investment in Albertsons (Note 4) during the six months ended June 30, 2021 compared to a $64.9 million mark-to-market adjustment and a $22.8 million net realized gain on disposition of shares related to the Investment in Albertsons in 2020.

Net (income) loss attributable to noncontrolling interests for the Funds increased $7.2 million for the six months ended June 30, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $6.1 million and $8.4 million for the six months ended June 30, 2021 and 2020, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $1.2 million for the six months ended June 30, 2021 compared to the prior year period primarily due the conversion of the Brandywine Note Receivable to equity in 2020 (Note 4).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $1.9 million for the six months ended June 30, 2021 compared to the prior year period due to increased compensation expense primarily attributable to an increase in the number of employees and the valuation of equity grants in 2021. Income tax (provision) benefit decreased $1.1 million for the six months ended June 30, 2021 compared to the prior year period due to the carry-back of net operating losses under current Federal rules in 2020.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated operating income (loss) (a)	$13,159	$(5,758)	$21,840	$(52,101)
Add back:
General and administrative	10,671	8,720	19,667	17,790
Depreciation and amortization	31,345	33,793	62,735	67,170
Impairment charges	—	—	—	51,549
Straight-line rent (recoveries) reserves	(232)	3,562	585	6,529

Less:
Above/below-market rent, straight-line rent and other adjustments	(4,249)	1,751	(9,533)	(2,585)
Gain on disposition of properties	(5,909)	(485)	(10,521)	(485)
Consolidated NOI	44,785	41,583	84,773	87,867

Noncontrolling interest in consolidated NOI	(12,373)	(11,694)	(23,234)	(25,992)
Less: Operating Partnership's interest in Fund NOI included above	(3,131)	(2,826)	(5,749)	(6,421)
Add: Operating Partnership's share of unconsolidated joint ventures NOI	3,764	2,874	7,064	9,220
NOI - Core Portfolio	$33,045	$29,937	$62,854	$64,674

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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Core Portfolio NOI	$33,045	$29,937	$62,854	$64,674
Less properties excluded from Same-Property NOI	(1,853)	(2,542)	(3,305)	(4,123)
Same-Property NOI	$31,192	$27,395	$59,549	$60,551

Percent change from prior year period	13.9%		(1.7)%

Components of Same-Property NOI:
Same-Property Revenues	$44,830	$38,887	$86,219	$84,617
Same-Property Operating Expenses	(13,638)	(11,492)	(26,670)	(24,066)
Same-Property NOI	$31,192	$27,395	$59,549	$60,551

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

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	19	19	30	30
GLA commencing	226,732	226,732	286,278	286,278
New base rent	$20.29	$20.39	$21.69	$22.52
Expiring base rent	$19.93	$18.93	$21.34	$20.15
Percent growth in base rent	1.8%	7.7%	1.6%	11.8%
Average cost per square foot (a)	$0.28	$0.28	$3.40	$3.40
Weighted average lease term (years)	4.6	4.6	5.5	5.5

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Acadia	$3,918	$19,410	$9,080	$10,996

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	23,077	24,390	46,884	48,478
Impairment charges (net of noncontrolling interests' share)	—	—	—	12,400
Loss (gain) on disposition of properties (net of noncontrolling interests' share)	933	(111)	(4,163)	(111)
Income attributable to Common OP Unit holders	275	1,136	622	674
Distributions - Preferred OP Units	123	123	246	249
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$28,326	$44,948	$52,669	$72,686

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	86,824,445	86,179,950	86,575,240	86,575,751
Weighted-average OP Units outstanding	5,134,501	5,003,571	5,127,111	5,096,783
Basic weighted-average shares outstanding, FFO	91,958,946	91,183,521	91,702,351	91,672,534
Assumed conversion of Preferred OP Units to Common Shares	464,623	464,623	464,623	464,623
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	203,373	—	87,244	—
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	92,626,942	91,648,144	92,254,218	92,137,157

Diluted Funds from operations, per Common Share and Common OP Unit	$0.31	$0.49	$0.57	$0.79

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2021, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $14.1 million. Beginning with the second quarter of 2020, the Board temporarily suspended distributions on its Common Shares and Common Units, which suspension continued through the fourth quarter of 2020. The Company reinstated quarterly distributions beginning in the first quarter of 2021 (Note 10).

Investments

During the six months ended June 30, 2021, we did not make any new real estate investments within our Core or Fund portfolios.

During the six months ended June 30, 2021, the Company made one first mortgage loan within its Structured Financing portfolio for $16.0 million (Note 3).

Capital Commitments

During the six months ended June 30, 2021, we made capital contributions aggregating $5.4 million to our Funds. At June 30, 2021, our share of the remaining capital commitments to our Funds aggregated $74.5 million as follows:

•
$3.4 million to Fund II. During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which our share is $4.5 million. During 2021, Mervyn’s II recalled $3.8 million of the $15.7 million of which our share is $1.1 million.
•
$0.5 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$9.7 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•
$60.9 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our initial share is $104.5 million.

Development Activities

During the six months ended June 30, 2021, capitalized costs associated with development activities totaled $4.8 million (Note 2). At June 30, 2021, we had a total of seven consolidated and one unconsolidated projects under development or redevelopment for which the estimated total cost to complete these projects through 2025 was $99.1 million to $126.3 million and our estimated share was approximately $55.5 million to $67.0 million. Substantially all remaining development and redevelopment costs are discretionary.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2021	2020
Total Debt - Fixed and Effectively Fixed Rate	$1,053,715	$1,143,152
Total Debt - Variable Rate	619,242	626,902
	1,672,957	1,770,054
Net unamortized debt issuance costs	(9,344)	(6,763)
Unamortized premium	497	548
Total Indebtedness	$1,664,110	$1,763,839

As of June 30, 2021, our consolidated outstanding mortgage and notes payable aggregated $1,673.0 million, excluding unamortized premium of $0.5 million and net unamortized loan costs of $9.3 million, and were collateralized by 37 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from LIBOR + 1.39% to 5.89% with maturities that ranged from July 5, 2021 to April 15, 2035. Taking into consideration $900.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,053.7 million of the portfolio debt, or 63.0%, was fixed at a 3.90% weighted-average interest rate and $619.2 million, or 37.0% was floating at a 2.48% weighted average interest rate as of June 30, 2021. Our variable-rate debt includes $145.0 million of debt subject to interest rate caps.

Without regard to available extension options, there is $208.8 million of debt maturing in 2021 at a weighted-average interest rate of 3.10%; there is $4.2 million of scheduled principal amortization due in 2021; and our share of scheduled remaining 2021 principal payments and maturities on our unconsolidated debt was $13.0 million at June 30, 2021. In addition, $529.3 million of our total consolidated debt and $5.7 million of our pro-rata share of unconsolidated debt will come due in 2022. As it relates to the aforementioned maturing debt in 2021 and 2022, we have options to extend consolidated debt aggregating $172.4 million and $179.4 million at June 30, 2021, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Share Repurchase Program

We maintain a share repurchase program under which $122.6 million remains available as of June 30, 2021 (Note 10). We did not repurchase any shares under this program during the six months ended June 30, 2021.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at June 30, 2021 totaled $34.6 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the six months ended June 30, 2021, the Company sold 2,071,991 of its Common Shares for net proceeds of $45.7 million through its ATM Program.

Fund Capital

During the six months ended June 30, 2021, Funds II and IV called for capital contributions of $3.8 million and $18.7 million, respectively, of which our aggregate share was $5.4 million. At June 30, 2021, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were $8.5 million, $1.4 million, $32.2 million and $242.0 million, respectively.

Asset Sales and Other Transactions

During the six months ended June 30, 2021, the Company disposed of six properties and terminated one lease as follows:

•
On January 29, 2021, we sold one Core Portfolio consolidated property for $16.4 million, repaid the related mortgage of $6.7 million and recognized a gain of $4.6 million (Note 2).
•
On January 4, 2021, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property (Note 4) for a total of $10.5 million, repaid $7.9 million of the related mortgage and the venture recognized a gain of $3.2 million, of which the Company’s share was $0.6 million
•
On May 19, 2021, Fund III sold its consolidated 654 Broadway property for $10.0 million and recognized an insignificant gain on sale (Note 2).
•
On June 18, 2021, Fund IV sold four consolidated properties located in Maine within its NE Grocer Portfolio (the Airport Mall, Shaw's Waterville, Shaw's Windham and Wells properties) for aggregate proceeds of $39.9 million and recognized an aggregate gain on sale of $5.1 million of which the Company's share was $1.2 million (Note 2).
•
On June 25, 2021, Fund IV terminated its ground lease at 110 University Place and returned the property to the lessor, recognizing a gain on lease termination of $0.7 million, of which the Company's share was $0.2 million (Note 11).

During the six months ended June 30, 2021 the Company had no Structured Financing redemptions. The Company has two loans aggregating $14.1 million including accrued interest that are maturing during the remainder of 2021. The Company also has two Structured Financing investments aggregating $31.6 million including accrued interest that previously matured and have not been repaid (Note 3).

Financing and Debt

As of June 30, 2021, we had $355.2 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 82 unleveraged consolidated properties with an aggregate carrying value of approximately $1.7 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2021 with the cash flow for the six months ended June 30, 2020 (in millions, totals may not add due to rounding):

	Six Months Ended June 30,
	2021	2020	Variance
Net cash provided by operating activities	$51.0	$59.1	$(8.1)
Net cash provided by (used in) investing activities	30.9	(87.2)	118.1
Net cash (used in) provided by financing activities	(66.2)	46.5	(112.7)
Increase in cash and restricted cash	$15.8	$18.3	$(2.5)

Operating Activities

Our operating activities provided $8.1 million less cash during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease from the monetization of the Company's Investment in Albertsons in 2020 offset by an increase in cash receipts from tenants in 2021.

Investing Activities

During the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, our investing activities provided $118.1 million more cash, primarily due to (i) $43.0 million less cash used to issue notes receivable, (ii) $20.0 million less cash used in acquisition and lease of properties, (ii) $50.0 million more cash received from the disposition of properties, and (iii) $4.5 million less cash used in development, construction and property improvement costs.

Financing Activities

Our financing activities used $112.7 million more cash during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily from (i) $197.8 million less cash provided from net borrowings, (ii) $11.2 million less cash provided from contributions from noncontrolling interests and (iii) $4.0 million more cash distributed to noncontrolling interests. These uses of cash were partially offset by (i) $45.7 million more cash provided by the sale of Common Shares, (ii) $37.2 million less cash used in dividends paid to Common Shareholders and (iii) $22.4 million less cash used to repurchase Common Shares.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		June 30, 2021
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Eden Square	22.8%	$5.3	2.24%	Dec 2021
Promenade at Manassas (b)	22.8%	6.3	4.57%	Dec 2021
3104 M Street	20.0%	0.9	3.75%	Dec 2021
Family Center at Riverdale (b)	18.0%	4.4	3.68%	May 2022
Gotham Plaza	49.0%	9.1	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
Crossroads	49.0%	30.9	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	3.26%	Dec 2024
Frederick County Square (c)	18.1%	3.8	4.00%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
650 Bald Hill Road	20.8%	3.3	3.75%	Jun 2026
Georgetown Portfolio	50.0%	7.9	4.72%	Dec 2027
Total		$180.3

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at June 30, 2021, where applicable.
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

Information as of June 30, 2021

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2021, we had total mortgage and other notes payable of $1,673.0 million, excluding the unamortized premium of

$0.5 million and net unamortized debt issuance costs of $9.3 million, of which $1,053.7 million, or 63.0% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $619.2 million, or 37.0%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of June 30, 2021, we were party to 30 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $900.8 million and $145.0 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of June 30, 2021 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$1.6	$—	$1.6	—%
2022	3.3	—	3.3	—%
2023	2.9	11.8	14.7	3.8%
2024	2.7	7.3	10.0	4.7%
2025	2.8	121.4	124.2	4.0%
Thereafter	10.4	517.1	527.5	4.1%
	$23.7	$657.6	$681.3

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$2.6	$208.8	$211.4	3.1%
2022	3.9	522.1	526.0	3.9%
2023	3.8	40.9	44.7	4.0%
2024	2.6	199.5	202.1	3.2%
2025	0.2	2.4	2.6	3.4%
Thereafter	0.1	4.8	4.9	3.4%
	$13.2	$978.5	$991.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$0.7	$12.3	$13.0	3.5%
2022	1.3	4.4	5.7	3.7%
2023	1.3	40.6	41.9	4.1%
2024	1.0	39.6	40.6	3.7%
2025	0.3	68.8	69.1	4.3%
Thereafter	0.6	9.4	10.0	4.4%
	$5.2	$175.1	$180.3

Without regard to available extension options, in 2021, $213.0 million of our total consolidated debt and $13.0 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $529.3 million of our total consolidated debt and $5.7 million of our pro-rata share of unconsolidated debt will become due in 2022. As it relates to the aforementioned maturing debt in 2021 and 2022, we have options to extend consolidated debt aggregating $172.4 million and $179.4 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $7.6 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. Interest expense on our variable-rate debt of $619.2 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2021, would increase $6.2 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.5 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2021, the fair value of our total consolidated outstanding debt would decrease by approximately $5.7 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $26.8 million.

As of June 30, 2021, and December 31, 2020, we had consolidated notes receivable of $117.3 million and $101.5 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2021, the fair value of our total outstanding notes receivable would decrease by approximately $1.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.6 million.

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

Changes in Market Risk Exposures from December 31, 2020 to June 30, 2021

Our interest rate risk exposure from December 31, 2020, to June 30, 2021, has decreased on an absolute basis, as the $626.9 million of variable-rate debt as of December 31, 2020, has decreased to $619.2 million as of June 30, 2021. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 35.4% of our consolidated debt as of December 31, 2020 compared to 37.0% as of June 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2021, at a reasonable level of assurance.

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
10.1

Second Amended and Restated Credit Agreement dated as of June 29, 2021, by and among Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, Truist Bank, and PNC Bank, National Association, as syndication agents, BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Bank and PNC Capital Markets LLC, as joint lead arrangers and the lenders party thereto

Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2021.

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

Dated: July 29, 2021