Form 10-Q
period 2021-09-30
ACADIA REALTY TRUST
filed 2021-10-28
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 22, 2021 there were 88,453,569 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) the economic, political and social impact of, and uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”), including (a) its impact on our tenants and their ability to make rent and other payments or honor their commitments under existing leases; (b) the rate and efficacy of COVID-19 vaccines;; (c) temporary or permanent migration out of major cities by customers, including cities where the Company’s properties are located, which may have a negative impact on the Company’s tenant’s businesses; (d) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, and (e) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (f) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, and (g) the potential adverse impact on returns from development and redevelopment projects; (ii) the ability and willingness of the Company’s tenants (in particular its major tenants) and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets; (iv) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (v) changes in general economic conditions or economic conditions in the markets in which the Company may, from time to time, compete, and their effect on the Company’s revenues, earnings and funding sources; (vi) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of the London Interbank Offered Rate after 2021; (vii) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due; (viii) the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition; (ix) the Company’s ability to obtain the financial results expected from its development and redevelopment projects; (x) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) uninsured losses; (xiv) the Company’s ability and willingness to maintain its qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 Pandemic; and (xvi) the loss of key executives.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2021	2020
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,268,573	$3,260,139
Real estate under development	219,037	247,349
Net investments in real estate	3,487,610	3,507,488
Notes receivable, net	158,468	101,450
Investments in and advances to unconsolidated affiliates	305,668	249,807
Other assets, net	174,750	173,809
Right-of-use assets - operating leases, net	41,577	76,268
Cash and cash equivalents	17,359	19,232
Restricted cash	14,827	14,692
Rents receivable, net	44,386	44,136
Total assets	$4,244,645	$4,186,882

LIABILITIES
Mortgage and other notes payable, net	$1,181,028	$1,204,581
Unsecured notes payable, net	503,966	420,858
Unsecured line of credit	102,905	138,400
Accounts payable and other liabilities	245,697	269,911
Lease liability - operating leases, net	39,743	88,816
Dividends and distributions payable	14,339	147
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,456	15,616
Total liabilities	2,103,134	2,138,329
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 88,451,668 and 86,268,303 shares, respectively	88	86
Additional paid-in capital	1,733,448	1,683,165
Accumulated other comprehensive loss	(43,169)	(74,891)
Distributions in excess of accumulated earnings	(185,373)	(167,046)
Total Acadia shareholders’ equity	1,504,994	1,441,314
Noncontrolling interests	636,517	607,239
Total equity	2,141,511	2,048,553
Total liabilities and equity	$4,244,645	$4,186,882

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2021	2020	2021	2020
Revenues
Rental income	$71,852	$50,300	$212,723	$183,396
Other	1,594	981	4,777	3,078
Total revenues	73,446	51,281	217,500	186,474
Operating expenses
Depreciation and amortization	30,866	34,457	93,601	101,627
General and administrative	9,978	8,625	29,645	26,415
Real estate taxes	11,320	10,689	35,286	31,833
Property operating	12,698	11,559	39,065	41,685
Impairment charges	9,925	—	9,925	51,549
Total operating expenses	74,787	65,330	207,522	253,109

Gain on disposition of properties	—	24	10,521	509
Operating (loss) income	(1,341)	(14,025)	20,499	(66,126)
Equity in earnings (losses) of unconsolidated affiliates	644	(624)	4,013	(155)
Interest and other income	2,354	2,132	6,108	7,156
Realized and unrealized holding gains (losses) on investments and other	47,293	(7,946)	56,511	79,335
Interest expense	(17,334)	(17,752)	(52,080)	(54,373)
Income (loss) from continuing operations before income taxes	31,616	(38,215)	35,051	(34,163)
Income tax (provision) benefit	(59)	(74)	(403)	741
Net income (loss)	31,557	(38,289)	34,648	(33,422)
Net (income) loss attributable to noncontrolling interests	(19,488)	29,259	(13,499)	35,388
Net income (loss) attributable to Acadia	$12,069	$(9,030)	$21,149	$1,966

Basic and diluted earnings (loss) per share	$0.13	$(0.10)	$0.24	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$31,557	$(38,289)	$34,648	$(33,422)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	1,045	952	24,528	(82,444)
Reclassification of realized interest on swap agreements	5,528	5,506	16,169	9,598
Other comprehensive income (loss)	6,573	6,458	40,697	(72,846)
Comprehensive income (loss)	38,130	(31,831)	75,345	(106,268)
Comprehensive (income) loss attributable to noncontrolling interests	(21,321)	27,137	(22,474)	53,536
Comprehensive income (loss) attributable to Acadia	$16,809	$(4,694)	$52,871	$(52,732)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2021 and 2020

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2021	88,419	$88	$1,730,686	$(47,909)	$(184,174)	$1,498,691	$617,659	$2,116,350
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	18	—	288	—	—	288	(288)	—
Cancellation of OP Units	—	—	—	—	—	—	(479)	(479)
Issuance of Common Shares	13	—	189	—	—	189	—	189
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(13,268)	(13,268)	(1,046)	(14,314)
Employee and trustee stock compensation, net	2	—	225	—	—	225	2,419	2,644
Noncontrolling interest distributions	—	—	—	—	—	—	(10,527)	(10,527)
Noncontrolling interest contributions	—	—	—	—	—	—	9,518	9,518
Comprehensive income	—	—	—	4,740	12,069	16,809	21,321	38,130
Reallocation of noncontrolling interests	—	—	2,060	—	—	2,060	(2,060)	—
Balance at September 30, 2021	88,452	$88	$1,733,448	$(43,169)	$(185,373)	$1,504,994	$636,517	$2,141,511

Balance at July 1, 2020	86,265	$86	$1,693,006	$(90,209)	$(147,291)	$1,455,592	$637,739	$2,093,331
Dividends/distributions declared ($0 per Common Share/OP Unit)	—	—	—	—	—	—	(123)	(123)
Employee and trustee stock compensation, net	1	—	232	—	—	232	2,181	2,413
Noncontrolling interest distributions	—	—	—	—	—	—	(20,117)	(20,117)
Noncontrolling interest contributions	—	—	—	—	—	—	8,427	8,427
Comprehensive income (loss)	—	—	—	4,336	(9,030)	(4,694)	(27,137)	(31,831)
Reallocation of noncontrolling interests	—	—	2,100	—	—	2,100	(2,100)	—
Balance at September 30, 2020	86,266	$86	$1,695,338	$(85,873)	$(156,321)	$1,453,230	$598,870	$2,052,100

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2021 and 2020

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,046)	$1,441,314	$607,239	$2,048,553
Issuance of Common Shares	2,085	2	45,863	—	—	45,865	—	45,865
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	44	—	697	—	—	697	(697)	—
Cancellation of OP Units	—	—	—	—	—	—	(479)	(479)
Dividends/distributions declared ($0.45 per Common Share/OP Unit)	—	—	—	—	(39,476)	(39,476)	(3,146)	(42,622)
Employee and trustee stock compensation, net	54	—	914	—	—	914	8,866	9,780
Noncontrolling interest distributions	—	—	—	—	—	—	(21,558)	(21,558)
Noncontrolling interest contributions	—	—	—	—	—	—	26,627	26,627
Comprehensive income	—	—	—	31,722	21,149	52,871	22,474	75,345
Reallocation of noncontrolling interests	—	—	2,809	—	—	2,809	(2,809)	—
Balance at September 30, 2021	88,452	$88	$1,733,448	$(43,169)	$(185,373)	$1,504,994	$636,517	$2,141,511

Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657	$2,186,965
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)	(400)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588	588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)	—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—	(22,386)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(2,095)	(27,032)
Employee and trustee stock compensation, net	27	—	578	—	—	578	7,973	8,551
Noncontrolling interest distributions	—	—	—	—	—	—	(24,654)	(24,654)
Noncontrolling interest contributions	—	—	—	—	—	—	36,736	36,736
Comprehensive (loss) income	—	—	—	(54,698)	1,966	(52,732)	(53,536)	(106,268)
Reallocation of noncontrolling interests	—	—	4,244	—	—	4,244	(4,244)	—
Balance at September 30, 2020	86,266	$86	$1,695,338	$(85,873)	$(156,321)	$1,453,230	$598,870	$2,052,100

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,648	$(33,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,601	101,627
Straight-line rents	(4,244)	(4,022)
Non-cash lease expense	2,887	2,382
Net unrealized holding gains on investments	(55,796)	(57,031)
Distributions of operating income from unconsolidated affiliates	2,004	2,829
Equity in (earnings) losses of unconsolidated affiliates	(4,013)	155
Stock compensation expense	9,780	8,551
Amortization of financing costs	3,901	4,040
Impairment charges	9,925	51,549
Gain on disposition of properties	(10,521)	(509)
Allowance for credit loss	973	20,509
Termination of ground lease	(3,615)	—
Adjustments to straight-line rent reserves	254	19,678
Other, net	(5,319)	(3,228)
Changes in assets and liabilities:
Other liabilities	1,833	(7,736)
Lease liability - operating leases	(2,653)	(957)
Prepaid expenses and other assets	(5,579)	(1,435)
Rents receivable	4,104	(27,489)
Accounts payable and accrued expenses	220	7,015
Net cash provided by operating activities	72,390	82,506
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(63,425)	(21,208)
Development, construction and property improvement costs	(27,197)	(29,374)
Proceeds from the disposition of properties, net	63,901	14,182
Investments in and advances to unconsolidated affiliates and other	(6,111)	(3,662)
Return of capital from unconsolidated affiliates and other	10,671	9,054
Issuance of notes receivable	(57,957)	(59,000)
Return of deposits for properties under contract	—	187
Payment of deferred leasing costs	(3,509)	(5,422)
Change in control of previously unconsolidated affiliate	—	950
Net cash used in investing activities	(83,627)	(94,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(69,766)	(18,981)
Principal payments on unsecured debt	(160,387)	(123,750)
Proceeds received on mortgage and other notes	12,654	5,523
Proceeds from unsecured debt	211,854	215,554
Payments of finance lease obligations	(63)	(903)
Proceeds from the sale (repurchase) of Common Shares	45,865	(22,386)
Capital contributions from noncontrolling interests	26,627	36,736
Distributions to noncontrolling interests	(23,781)	(28,418)
Dividends paid to Common Shareholders	(26,208)	(50,182)
Deferred financing and other costs	(7,296)	(1,635)
Net cash provided by financing activities	9,499	11,558
Decrease in cash and restricted cash	(1,738)	(229)
Cash of $19,232 and $15,845 and restricted cash of $14,692 and $14,165, respectively, beginning of period	33,924	30,010
Cash of $17,359 and $16,108 and restricted cash of $14,827 and $13,673, respectively, end of period	$32,186	$29,781

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $2,723 and $6,270 respectively	$31,807	$40,470
Cash paid for income taxes, net of refunds	$253	$282

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets, operating leases modified in exchange for operating lease liabilities	$412	$—
Assumption of accounts payable and accrued expenses through acquisition of real estate	$523	$116
Acquisition of real estate through assumption of debt	$31,802	$—
Distribution declared and payable on October 15, 2021 and 2020, respectively	$14,314	$123
Settlement of note receivable through cancellation of OP Units	$479	$—
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$—	$(70,427)
Right-of-use assets, operating leases exchanged for operating lease liabilities	$—	$33,189
Right of use assets, operating leases terminated in exchange for finance lease liabilities	$—	$(1,432)

Change in control of previously unconsolidated (consolidated) investment
Increase in real estate	$—	$(135,190)
Decrease in investments in and advances to unconsolidated affiliates	—	96,816
Change in other assets and liabilities	—	1,238
Acquisition of noncontrolling interest asset	—	(588)
Decrease in notes receivable	—	38,674
Increase in cash and restricted cash upon change of control	$—	$950

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2021 and December 31, 2020, the Company controlled approximately 94% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of September 30, 2021, the Company has ownership interests in 130 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 52 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 182 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of September 30, 2021 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of September 30, 2021 (b, c)
Fund II and Mervyns II (c)	6/2004	28.33%	$376.6	$8.7	28.33%	8%	$169.8
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	576.0
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	193.1
Fund V (d)	8/2016	20.10%	226.2	293.8	20.10%	6%	42.8

(a)
Amount represents the current economic ownership at September 30, 2021, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)
During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share. During the nine months ended September 30, 2021, Mervyn’s II recalled $7.0 million of the $15.7 million of which the Company's share was $2.0 million.
(d)
As of April 8, 2021, Fund V's investment period was extended to August 25, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At September 30, 2021, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

These interim consolidated financial statements should be read in conjunction with the Company’s 2020 consolidated financial statements included in the Annual Report on Form 10-K, as filed with the SEC on February 22, 2021.

Reclassifications

Certain prior year amounts on the Company’s consolidated balance sheet at December 31, 2020 with regard to Mortgage and other notes payable, net and Unsecured notes payable, net have been reclassified to conform to the current period presentation. In addition, certain prior year amounts in the Company’s statement of cash flows for the nine months ended September 30, 2020 with regard to Right-of-use assets – operating leases, lease liabilities – operating leases and credit losses have been reclassified to conform to the current period presentation. These reclassifications had no material effect on the reported results of operations, financial condition or cash flows.

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

On April 8, 2020, the FASB issued a Q&A allowing for reporting entities to make an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. This election is available for concessions that result in the total cash flows required by the modified contract being

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

substantially the same or less than total cash flows required by the original contract. Effective April 1, 2020, the Company has made the accounting policy election noted above. The Company entered into concession agreements as lessor during the nine months ended September 30, 2021 (Note 11). The Company may grant further concessions during subsequent periods.

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

In July 2021, the FASB issued ASU 2021-05 Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This Update requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a commencement date selling loss. The guidance in the ASU is effective for all periods beginning after December 15, 2021 with early application permitted and may be applied either retrospectively or prospectively. The Company does not currently have any sales-type or direct financing leases as lessor. As a result, the implementation of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

2. Real Estate

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Land	$777,991	$776,275
Buildings and improvements	2,889,285	2,848,781
Tenant improvements	211,588	191,046
Construction in progress	12,341	5,751
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	3,916,291	3,846,939
Less: Accumulated depreciation and amortization	(647,718)	(586,800)
Operating real estate, net	3,268,573	3,260,139
Real estate under development	219,037	247,349
Net investments in real estate	$3,487,610	$3,507,488

Acquisitions and Conversions

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company acquired the following consolidated retail properties and other real estate investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2021 Acquisitions
Fund V
Canton Marketplace - Canton, GA	100%	Aug 20,2021	$50,954
Monroe Marketplace - Selinsgrove, PA	100%	Sept 9, 2021	44,796
Total 2021 Acquisitions			$95,750

2020 Acquisitions and Conversions
Core
Soho Acquisitions - 37 Greene Street - New York, NY	100%	Jan 9, 2020	$15,689
917 W. Armitage - Chicago, IL	100%	Feb 13, 2020	3,515
Town Center - Wilmington, DE (Conversion) (Note 4)	100%	Apr 1, 2020	138,939
Subtotal Core			158,143

Fund IV
230-240 W. Broughton Street - Savannah, GA	100%	May 26, 2020	13,219
102 E. Broughton Street - Savannah, GA	100%	May 26, 2020	790
Subtotal Fund IV			14,009
Total 2020 Acquisitions and Conversions			$172,152

For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company capitalized $1.2 million and $1.3 million of acquisition costs, respectively. For the nine months ended September 30, 2021, the Company assumed a $31.8 million mortgage upon the acquisition of Canton Marketplace (Note 7). No debt was assumed in any of the 2020 Acquisitions and Conversions. Conversions represent notes receivable that were converted to an equity interest in the underlying collateral in a non-cash transaction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The purchase prices for the 2021 Acquisitions and 2020 Acquisitions and Conversions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the periods presented (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Net Assets Acquired
Land	$19,609	$25,440
Buildings and improvements	70,354	123,459
Accounts receivable, prepaids and other assets	—	5,770
Acquisition-related intangible assets (Note 6)	18,752	23,061
Right-of-use asset - Operating lease (Note 11)	—	234
Acquisition-related intangible liabilities (Note 6)	(12,965)	(4,569)
Lease liability - Operating lease (Note 11)	—	(234)
Accounts payable and other liabilities	—	(1,009)
Net assets acquired	$95,750	$172,152

Consideration
Cash	$63,425	$21,208
Conversion of note receivable	—	38,674
Conversion of accrued interest	—	1,995
Debt assumed	31,802	—
Liabilities assumed	523	116
Existing interest in previously unconsolidated investment	—	109,571
Acquisition of noncontrolling interests	—	588
Total consideration	$95,750	$172,152

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dispositions

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2021 Dispositions
60 Orange St - Bloomfield, NJ	Core	Jan 29, 2021	$16,400	$4,612
654 Broadway - New York, NY	Fund III	May 19, 2021	10,000	111
NE Grocer Portfolio (Selected Assets) - Maine	Fund IV	Jun 18, 2021	39,925	5,064
Total 2021 Dispositions (a)			$66,325	$9,787

2020 Dispositions
163 Highland Ave. (Easement) - Needham, MA	Core	Mar 19, 2020	$238	$88
Colonie Plaza - Albany, NY	Fund IV	Apr 13, 2020	15,250	485
Airport Mall (Parcel) - Bangor, ME	Fund IV	Sep 10, 2020	400	24
Cortlandt Crossing (Sewer Project and Retention Pond) - Cortlandt, NY	Fund III	Nov 30, 2020	6,325	—
Union Township (Parcel) - New Castle, PA	Core	Dec 11, 2020	200	86
Total 2020 Dispositions			$22,413	$683

a)
Does not include the gain on lease termination of $0.7 million related to the Fund IV lease at 110 University Place (Note 11).

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold as well as the lease that was terminated (Note 11) during the nine months ended September 30, 2021 and year ended December 31, 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$—	$2,070	$3,522	$7,488
Expenses	—	(1,872)	(3,868)	(7,164)
Gain on disposition of properties	—	24	10,521	509
Net income attributable to noncontrolling interests	—	(124)	(4,281)	(475)
Net income attributable to Acadia	$—	$98	$5,894	$358

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2021		Nine Months Ended September 30, 2021			September 30, 2021
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$63,875	$—	$1,689	$23,213	—	$42,351
Fund II	—	74,657	—	1,595	—	—	76,252
Fund III	1	23,139	—	826	—	1	23,965
Fund IV	2	85,678	—	2,153	11,362	1	76,469
Total	3	$247,349	$—	$6,263	$34,575	2	$219,037

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	January 1, 2020		Year Ended December 31, 2020			December 31, 2020
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$60,863	$—	$3,012	$—	—	$63,875
Fund II (a)	—	10,703	66,812	3,612	6,470	—	74,657
Fund III	1	36,240	—	70	13,171	1	23,139
Fund IV (b)	2	145,596	—	1,368	61,286	2	85,678
Total	3	$253,402	$66,812	$8,062	$80,927	3	$247,349

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

During the nine months ended September 30, 2021, the Company:

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

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	September 30,	December 31,	September 30, 2021
Description	2021	2020	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$154,332	$96,794	7	Apr 2020 - Dec 2027	5.00% - 12.00%
Fund III	5,306	5,306	1	Jul 2020	18.00%
Total notes receivable	159,638	102,100
Allowance for credit loss	(1,170)	(650)
Notes receivable, net	$158,468	$101,450	8

a)
Includes one and two notes receivable from OP Unit holders, with balances totaling $6.0 million and $6.5 million at September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, the Company:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•
originated a new Core Portfolio note for $16.0 million with a stated interest rate of 9% and a maturity date of October 20, 2022 collateralized by a single tenant property in Silver Spring, Maryland on April 20, 2021;
•
exchanged 21,109 OP Units in settlement of a note receivable in the amount of $0.5 million on July 12, 2021 (Note 10);
•
originated a new Core Portfolio note for $43.0 million, of which $42.0 million was funded, with three tranches with stated interest rates ranging from 5% to 12% and a maturity date of September 17, 2024 collateralized by a retail condominium in Soho, New York on September 17, 2021;
•
recorded an increase in its allowance for credit loss of approximately $0.5 million primarily attributable to the new loan discussed above.

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
•
originated a new Core Portfolio note for $5.0 million with an interest rate of 8% collateralized by our partner’s 50% share of the LUF (Georgetown) Portfolio (Note 4) in Washington, D.C. effective February 1, 2020; and
•
recorded additional credit loss reserves of $0.3 million related to new transactions and recent market volatility.

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at September 30, 2021 and December 31, 2020. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan, and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. In addition, one Fund III note receivable aggregating $10.0 million, including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) matured on July 1, 2020 and was not repaid. The Company has issued the borrower a notice of maturity default. The Company has determined for each of these loans that the collateral is sufficient to cover the loan’s carrying value at September 30, 2021. In addition, there are certain personal guarantees associated with each of these notes receivable.

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

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, there were five non-collateral-dependent loans with a total amortized cost of $140.9 million, inclusive of accrued interest of $10.4 million, for which an allowance for credit losses has been recorded aggregating $1.2 million at September 30, 2021. For three loans in this portfolio, aggregating $37.9 million, inclusive of accrued interest of $8.8 million at September 30, 2021, the Company has elected to apply a practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at September 30, 2021, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	September 30,	December 31,
Portfolio	Property	September 30, 2021	2021	2020

Core:	840 N. Michigan (a)	88.43%	$52,797	$55,863
	Renaissance Portfolio	20%	28,669	29,270
	Gotham Plaza	49%	28,892	28,683
	Georgetown Portfolio	50%	4,078	4,624
	1238 Wisconsin Avenue	80%	4,385	2,571
			118,821	121,011

Mervyns I & II:	KLA/ABS (b)	36.7%	128,186	72,391

Fund III:	Self Storage Management (c)	95%	207	207

Fund IV:	Fund IV Other Portfolio	98.57%	12,638	11,719
	650 Bald Hill Road	90%	11,692	12,550
			24,330	24,269

Fund V:	Family Center at Riverdale (a)	89.42%	12,612	11,824
	Tri-City Plaza	90%	6,992	7,024
	Frederick County Acquisitions	90%	10,817	10,837
			30,421	29,685

Various:	Due from (to) Related Parties		527	363
	Other (d)		3,176	1,881
	Investments in and advances to unconsolidated affiliates		$305,668	$249,807

Core:	Crossroads (e)	49%	$15,456	$15,616
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$15,456	$15,616

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

During the nine months ended September 30, 2021, the Company:

•
monetized $1.2 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding gain of $55.8 million reflecting the change in fair value of its Investment in Albertsons
•
on January 4, 2021, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property for a total of $10.5 million, repaid $7.9 million of the related mortgage and the venture recognized a gain of $3.2 million, of which the Company's share was $0.6 million; and
•
increased its investment in Fifth Wall by $1.3 million pursuant to its subscription agreement.

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.3 million for each of the nine months ended September 30, 2021 and 2020, which are included in other revenues in the consolidated statements of operations.

In addition, the Company's joint ventures paid to certain unaffiliated partners of its joint ventures, $0.3 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of September 30, 2021, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	September 30, 2021	December 31, 2020
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$557,892	$563,997
Real estate under development	10,768	14,517
Other assets	63,461	61,969
Total assets	$632,121	$640,483
Liabilities and partners’ equity:
Mortgage notes payable	$507,396	$512,490
Other liabilities	71,937	74,872
Partners’ equity	52,788	53,121
Total liabilities and partners’ equity	$632,121	$640,483

Company's share of accumulated equity	$100,015	$100,767
Basis differential	54,065	55,017
Deferred fees, net of portion related to the Company's interest	4,036	3,565
Amounts receivable/payable by the Company	527	363
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	158,643	159,712
Investments carried at fair value or cost	131,569	74,479
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	15,456	15,616
Investments in and advances to unconsolidated affiliates	$305,668	$249,807

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Combined and Condensed Statements of Operations
Total revenues	$17,912	$17,302	$54,734	$53,170
Operating and other expenses	(6,845)	(6,234)	(19,878)	(18,996)
Interest expense	(4,733)	(4,865)	(14,136)	(15,135)
Depreciation and amortization	(6,320)	(7,947)	(20,797)	(20,831)
Gain on disposition of properties (a)	—	—	3,206	—
Net income (loss) attributable to unconsolidated affiliates	$14	$(1,744)	$3,129	$(1,792)

Company’s share of equity in net income (loss) of unconsolidated affiliates	$899	$21	$4,965	$(153)
Income attributable to unconsolidated affiliates recently sold or consolidated	—	(11)	—	1,280
Basis differential amortization	(255)	(634)	(952)	(1,282)
Company’s equity in earnings (losses) of unconsolidated affiliates	$644	$(624)	$4,013	$(155)

a)
Represents the gain on the sale of two land parcels by the Family Center at Riverdale on January 4, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

(in thousands)	September 30, 2021	December 31, 2020
Other Assets, Net:
Lease intangibles, net (Note 6)	$95,518	$100,732
Deferred charges, net (a)	31,374	30,488
Accrued interest receivable	19,208	13,917
Prepaid expenses	17,919	17,468
Due from seller	3,364	3,682
Income taxes receivable	2,142	2,433
Other receivables	1,753	2,058
Deposits	1,725	1,728
Corporate assets, net	1,745	1,302
Derivative financial instruments (Note 8)	2	1
	$174,750	$173,809

(a) Deferred Charges, Net:
Deferred leasing and other costs	$60,794	$57,533
Deferred financing costs related to line of credit	9,877	11,341
	70,671	68,874
Accumulated amortization	(39,297)	(38,386)
Deferred charges, net	$31,374	$30,488

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$78,012	$76,434
Accounts payable and accrued expenses	60,440	53,031
Derivative financial instruments (Note 8)	54,827	90,139
Deferred income	33,498	31,842
Tenant security deposits, escrow and other	12,407	12,178
Lease liability - finance leases, net (Note 11)	6,513	6,287
	$245,697	$269,911

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$276,187	$(185,871)	$90,316	$268,335	$(171,856)	$96,479
Above-market rent	21,071	(15,869)	5,202	19,188	(14,935)	4,253
	$297,258	$(201,740)	$95,518	$287,523	$(186,791)	$100,732

Amortizable Intangible Liabilities
Below-market rent	$(170,555)	$92,960	$(77,595)	$(164,923)	$88,951	$(75,972)
Above-market ground lease	(671)	254	(417)	(671)	209	(462)
	$(171,226)	$93,214	$(78,012)	$(165,594)	$89,160	$(76,434)

During the nine months ended September 30, 2021, the Company acquired in-place lease intangible assets of $16.8 million, above-market rents of $2.0 million, and below-market rents of $13.0 million with weighted-average useful lives of 6.1, 4.0, and 31.4 years, respectively. During the nine months ended September 30, 2021, the Company wrote-off in-place lease intangible assets of $9.4 million and below-market rent of $6.5 million related to disposed properties (Note 2).

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of September 30, 2021 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2021 (Remainder)	$1,557	$(6,494)	$15	$(4,922)
2022	5,849	(21,736)	58	(15,829)
2023	5,404	(16,515)	58	(11,053)
2024	5,280	(11,313)	58	(5,975)
2025	4,807	(8,021)	58	(3,156)
Thereafter	49,496	(26,237)	170	23,429
Total	$72,393	$(90,316)	$417	$(17,506)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	September 30,	December 31,	Maturity Date at	September 30,	December 31,
	2021	2020	September 30, 2021	2021	2020
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$146,061	$147,810
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jan 2023 - Nov 2028	73,164	80,500
Total Core Mortgages Payable				219,225	228,310
Fund II Variable Rate	LIBOR+3.00% - PRIME+2.00%	LIBOR+3.00% - PRIME+2.00%	Mar 2022 - August 2022	237,943	228,282
Fund II Variable Rate - Swapped (a)	2.88%	2.88%	Nov 2021	18,588	18,803
Total Fund II Mortgages Payable				256,531	247,085
Fund III Variable Rate	LIBOR+2.75%-LIBOR+3.10%	LIBOR+2.75%-LIBOR+3.10%	Jun 2022 - Jul 2022	71,003	71,918
Fund IV Fixed Rate	4.50%	3.40%-4.50%	Oct 2025	1,120	6,726
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.65%	LIBOR+1.60%-LIBOR+3.40%	Nov 2021 - Jun 2026	235,125	254,234
Fund IV Variable Rate - Swapped (a)	3.48%-4.61%	3.48%-4.61%	Apr 2022 - Dec 2022	42,385	66,590
Total Fund IV Mortgages and Other Notes Payable				278,630	327,550
Fund V Fixed Rate	3.35%		May 2023	31,801	—
Fund V Variable Rate	LIBOR + 1.85%	LIBOR+1.50%-LIBOR+2.20%	Jun 2022	30,024	1,354
Fund V Variable Rate - Swapped (a)	2.43%-4.78%	2.95%-4.78%	Feb 2022 - Dec 2024	298,014	334,323
Total Fund V Mortgages Payable				359,839	335,677
Net unamortized debt issuance costs				(4,671)	(6,507)
Unamortized premium				471	548
Total Mortgages Payable				$1,181,028	$1,204,581
Unsecured Notes Payable
Core Variable Rate Credit Facility		LIBOR+2.55%		$—	$30,000
Core Variable Rate Unsecured Term Loans - Swapped (a)	3.65%-5.32%	2.49%-5.02%	Jun 2026	400,000	350,000
Total Core Unsecured Notes Payable				400,000	380,000
Fund II Unsecured Notes Payable	LIBOR+2.25%	LIBOR+1.65%	Sep 2022	40,000	40,000
Fund IV Term Loan/Subscription Facility	LIBOR+1.90%	LIBOR+1.90%	Dec 2021	—	864
Fund V Subscription Facility	LIBOR+1.90%	LIBOR+1.60%	May 2022	68,076	250

Net unamortized debt issuance costs				(4,110)	(256)
Total Unsecured Notes Payable				$503,966	$420,858
Unsecured Line of Credit
Core Unsecured Line of Credit -Swapped (a)	3.65%-5.32%	2.49%-5.02%	Jun 2025	$102,905	$138,400

Total Debt - Fixed Rate (b, c )				$1,114,038	$1,143,152
Total Debt - Variable Rate (d)				682,171	626,902
Total Debt				1,796,209	1,770,054
Net unamortized debt issuance costs				(8,781)	(6,763)
Unamortized premium				471	548
Total Indebtedness				$1,787,899	$1,763,839

a)
At September 30, 2021, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 1.39% for Fund II variable-rate debt; LIBOR + 2.75% to LIBOR + 3.10% for Fund III variable-rate debt; LIBOR + 1.75% to LIBOR +2.00% for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.55% for Core variable-rate unsecured term loans; and LIBOR + 1.40% for Core variable-rate unsecured lines of credit.
b)
Includes $935.1 million and $988.6 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
c)
Fixed-rate debt at September 30, 2021 and December 31, 2020 includes $0.0 million and $3.2 million, respectively of Core swaps that may be used to hedge debt instruments of the Funds.
d)
Includes $145.3 million and $139.2 million, respectively, of variable-rate debt that is subject to interest cap agreements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Facility

Since February 2018 and as subsequently amended, the Company has had a senior unsecured credit facility (the “Credit Facility”) comprised of a $250.0 million senior unsecured revolving credit facility (the “Revolver”) which bore interest at LIBOR + 1.40%, and a $350.0 million senior unsecured term loan (the “Term Loan”) which bore interest at LIBOR + 1.30%. The Revolver was scheduled to mature on March 31, 2022, subject to two six-month extension options, and the $350.0 million Term Loan was scheduled to expire on March 31, 2023.

During June 2021, the Company modified the Credit Facility, providing for a $50.0 million increase in the Revolver and a $50.0 million increase in the Term Loan. This amendment resulted in borrowing capacity of up to $700.0 million in principal amount, which includes a $300.0 million Revolver maturing on June 29, 2025, subject to two six-month extension options, and a $400.0 million Term Loan expiring on June 29, 2026. In addition, the amendment provides for revisions to the accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The $300.0 million Revolver bears interest at LIBOR + 1.40% and the $400.0 million Term Loan bears interest at LIBOR + 1.55% at September 30, 2021, all of which were swapped to fixed rates. In connection with the amendment to the Credit Facility, during the second quarter of 2021, the Company (i) capitalized $2.7 million of debt issuance costs associated with the amended Revolver, which are included in deferred financing costs within other assets (Note 5); (ii) capitalized $3.1 million associated with the amended Term Loan, which are included in net unamortized debt issuance costs in the table above; and (iii) expensed $0.1 million of third-party costs associated with the Term Loan.

Mortgages and Other Notes Payable

During the nine months ended September 30, 2021, the Company:

•
assumed a $31.8 million mortgage upon the acquisition of Canton Marketplace (Note 2) with an interest rate of 3.35% and a maturity date of May 1, 2023;
•
extended nine Fund mortgages, two of which were extended during the first quarter totaling $37.2 million (after principal reductions of $1.7 million), five of which were extended during the second quarter totaling $125.1 million (after principal reductions of $6.5 million) and two of which were extended during the third quarter totaling $53.0 million (after principal reductions of $10.2 million);
•
modified the terms of the Fund IV Bridge facility during the second quarter which had an outstanding balance of $79.2 million prior to modification. Fund IV repaid $10.0 million of principal, the maturity date was extended from June 30, 2021 to December 31, 2021, and the interest rate was changed from LIBOR plus 2.00% to LIBOR plus 2.50% with a floor of 0.25%;
•
entered into a swap agreement during the first quarter with a notional value of $16.7 million, for its New Towne Plaza mortgage replacing the existing swap which expired. In addition, the Company terminated two forward-starting interest rate swaps resulting in cash proceeds of approximately $3.4 million (Note 8);
•
repaid one Core mortgage of $6.7 million in connection with the sale of 60 Orange Street during the first quarter and four Fund mortgages in the aggregate amount of $23.5 million in connection with the sale of the properties during the second quarter (Note 2); and
•
made scheduled principal payments of $6.3 million.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At September 30, 2021 and December 31, 2020, the Company’s mortgages were collateralized by 38 and 42 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was not in default on any of its loan agreements at September 30, 2021. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

A mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at December 31, 2019. The loan was originated in June 2006 and had an original principal amount of $26.3 million and a scheduled maturity of July 1, 2016. By maturity, the loan was in default. On October 30, 2020, the Company settled the litigation for approximately $30.0 million resulting in a gain on debt extinguishment of $18.3 million reflected in Realized and unrealized holding gains (losses) on investments and other in the consolidated statement of operations during the fourth quarter of 2020, of which the Company’s proportionate share was $4.1 million. Upon settlement of this litigation, the Company obtained its partner’s 77.78% noncontrolling interest for nominal consideration, resulting in an adjustment of $15.9 million as a reduction to equity.

Unsecured Notes Payable

Unsecured notes payable for which total availability was $71.2 million and $128.7 million at September 30, 2021 and December 31, 2020, respectively, are comprised of the following:

•
The outstanding balance of the Core term loan was $400.0 million and $350.0 million at September 30, 2021 and December 31, 2020, respectively. The Company previously entered into swap agreements fixing the rates of the Core term loan balance.
•
On July 1, 2020, the Company obtained a $30.0 million Core term loan, with an accordion option to increase up to $90.0 million. This term loan was scheduled to mature on June 30, 2021 and bore interest at LIBOR plus 2.55% with a LIBOR floor of 0.75%. The term loan was repaid during June 2021. The outstanding balance at September 30, 2021 and December 31, 2020 was $0 and $30.0 million, respectively.
•
Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. In September 2021, the Company modified the term loan, extending the maturity to September 2022 and the interest rate was increased from LIBOR plus 1.65% to LIBOR plus 2.25%. The outstanding balance of the Fund II term loan was $40.0 million at each of September 30, 2021 and December 31, 2020. There was no availability at each of September 30, 2021 and December 31, 2020.
•
Fund IV has a $5.0 million subscription line with an outstanding balance and total available credit of $0.0 million and $5.0 million, respectively at September 30, 2021. The outstanding balance and total availability at December 31, 2020 were $0.9 million and $0.5 million, respectively, reflecting letters of credit of $3.6 million.
•
Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. During the year ended December 31, 2020, the Company modified the $150.0 million Fund V Subscription line and extended the due date from May 2020 to May 2021. In April 2021, the Company modified the subscription line, extending the maturity to May 2022 and the interest rate was increased from LIBOR plus 1.60% to LIBOR plus 1.90%. The outstanding balance and total available credit of the Fund V subscription line was $68.1 and $66.2 million, respectively at September 30, 2021 reflecting outstanding letters of credit of $15.7 million. The outstanding balance and total available credit were $0.3 million and $128.2 million at December 31, 2020, respectively, reflecting outstanding letters of credit of $21.5 million.

Unsecured Revolving Line of Credit

At September 30, 2021 and December 31, 2020, the Company had a total of $193.1 million and $101.1 million available under its Core Revolver, reflecting borrowings of $102.9 million and $138.4 million and letters of credit of $4.0 million and $10.5 million, respectively. At each of September 30, 2021 and December 31, 2020, all of the Core unsecured revolving line of credit was swapped to a fixed rate.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (Remainder)	$102,817
2022	670,056
2023	110,501
2024	212,020
2025	168,233
Thereafter	532,582
1,796,209
Unamortized premium	471
Net unamortized debt issuance costs	(8,781)
Total indebtedness	$1,787,899

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of September 30, 2021 of $64.2 million contractually due in 2021, $216.6 million contractually due in 2022, and $41.5 million contractually due in 2023; most for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other than the Investment in Albertsons described above, the Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the nine months ended September 30, 2021 or 2020.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	2	—	—	1	—
Investment in Albertsons (Note 4)	128,186	—	—	72,391	—	—
Liabilities
Derivative financial instruments	—	54,827	—	—	90,139	—

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

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During 2020 and 2021, the Company was impacted by the COVID-19 Pandemic (Note 11), which caused the Company to reduce its holding periods and forecasted operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

					Impairment Charge
Property and Location	Owner	Triggering Event	Level 3 Inputs	Effective Date	Total	Acadia's Share

2021 Impairment Charges
210 Bowery, Manhattan, NY	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2021	$3,016	$697
27 E. 61st Street Manhattan, NY	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2021	6,909	1,597
Total 2021 Impairment Charges					$9,925	$2,294

2020 Impairment Charges
Cortlandt Crossing, Mohegan Lake, NY	Fund III	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	$27,402	$6,726
654 Broadway, New York, NY	Fund III	Reduced holding period	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	6,398	1,570
146 Geary Street, San Francisco, CA	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating	Mar 31, 2020	6,718	1,553

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			income, cap rate, incremental costs
801 Madison Avenue, New York, NY	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	11,031	2,551
717 N. Michigan Avenue, Chicago, IL	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Dec 31, 2020	17,392	4,021
110 University, New York, NY	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Dec 31, 2020	16,238	3,754
Fifth Wall Investment	Core	Decline in fair value	Projections of: reported fair value of net assets	Dec 31, 2020	419	419
Total 2020 Impairment Charges					$85,598	$20,594

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	September 30, 2021	December 31, 2020
Core
Interest Rate Swaps	$539,636	Dec 2012-Jul 2020	Mar 2022-Jul 2030	1.71%	—	3.77%	Other Liabilities	$(46,731)	$(74,990)
	$539,636							$(46,731)	$(74,990)

Fund II
Interest Rate Swap	$18,588	Oct 2014	Nov 2021	1.49%	—	1.49%	Other Liabilities	$(23)	$(219)
Interest Rate Cap	45,000	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	—	—
	$63,588							$(23)	$(219)

Fund III
Interest Rate Caps	$35,970	Jan 2021	Jul 2022	3.00%	—	3.00%	Other Assets	$—	$—

Fund IV
Interest Rate Swaps	$42,385	Mar 2017-Dec 2019	Apr 2022-Dec 2022	1.48%	—	2.61%	Other Liabilities	$(528)	$(1,713)
Interest Rate Caps	71,338	Dec 2020 - Jul 2021	Dec 2022-Jul 2023	3.00%	—	3.50%	Other Assets	2	1
	$113,723							$(526)	$(1,712)

Fund V
Interest Rate Swaps	$298,014	Jun 2018-Feb 2021	Feb 2022-Oct 2024	0.23%	—	2.88%	Other Liabilities	$(7,545)	$(13,217)
	$298,014							$(7,545)	$(13,217)

Total asset derivatives								$2	$1
Total liability derivatives								$(54,827)	$(90,139)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $18.8 million included in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense within the next twelve months. As of September 30, 2021 and December 31, 2020, no derivatives were designated

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		September 30, 2021		December 31, 2020
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable (a)	3	$158,468	$159,476	$101,450	$102,135
Mortgage and Other Notes Payable (a)	3	1,185,228	1,165,716	1,210,540	1,190,214
Investment in non-traded equity securities (b)	3	3,021	3,772	1,726	1,456
Unsecured notes payable and Unsecured line of credit (c)	2	610,981	616,056	559,514	544,532

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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at September 30, 2021.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $39.5 million and $32.7 million as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the Company had Core and Fund letters of credit outstanding of $19.7 million and $35.6 million, respectively (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the share repurchase activity discussed below, the Company completed the following transactions in its Common Shares during the nine months ended September 30, 2021:

•
The Company withheld 3,050 restricted shares of its Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense in connection with Restricted Shares and Units (Note 13) totaling $2.4 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and $7.1 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient and low-cost vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the second quarter of 2019. The Company sold 2,084,896 Common Shares under its ATM Program during the nine months ended September 30, 2021 generating $46.6 million of gross proceeds and $45.9 million of net proceeds after related issuance costs at a weighted-average price per share of $22.37 and $22.09, respectively. The Company did not sell or issue any Common Shares on a forward basis for the nine months ended September 30, 2021 or the year ended December 31, 2020 and currently has approximately $123.6 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the nine months ended September 30, 2021. During the first quarter of 2020, the Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees at a weighted-average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available as of September 30, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

November 5, 2019	$0.29	December 31, 2019	January 15, 2020
February 26, 2020	$0.29	March 31, 2020	April 15, 2020
March 15, 2021	$0.15	March 31, 2021	April 15, 2021
May 5, 2021	$0.15	June 30, 2021	July 15, 2021
August 5, 2021	$0.15	September 30, 2021	October 15, 2021

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

Accumulated Other Comprehensive Loss

The following tables set forth the activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Gains or Losses on Derivative Instruments
Balance at July 1, 2021	$(47,909)

Other comprehensive income before reclassifications - swap agreements	1,045
Reclassification of realized interest on swap agreements	5,528
Net current period other comprehensive income	6,573
Net current period other comprehensive income attributable to noncontrolling interests	(1,833)
Balance at September 30, 2021	$(43,169)

Balance at July 1, 2020	$(90,209)

Other comprehensive income before reclassifications - swap agreements	952
Reclassification of realized interest on swap agreements	5,506
Net current period other comprehensive income	6,458
Net current period other comprehensive income attributable to noncontrolling interests	(2,122)
Balance at September 30, 2020	$(85,873)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains or Losses on Derivative Instruments
Balance at January 1, 2021	$(74,891)

Other comprehensive income before reclassifications - swap agreements	24,528
Reclassification of realized interest on swap agreements	16,169
Net current period other comprehensive income	40,697
Net current period other comprehensive income attributable to noncontrolling interests	(8,975)
Balance at September 30, 2021	$(43,169)

Balance at January 1, 2020	$(31,175)

Other comprehensive loss before reclassifications - swap agreements	(82,444)
Reclassification of realized interest on swap agreements	9,598
Net current period other comprehensive loss	(72,846)
Net current period other comprehensive loss attributable to noncontrolling interests	18,148
Balance at September 30, 2020	$(85,873)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at July 1, 2021	$95,088	$522,571	$617,659
Distributions declared of $0.15 per Common OP Unit and distributions on Preferred OP Units	(1,046)	—	(1,046)
Net income for the three months ended September 30, 2021	872	18,616	19,488
Conversion of 18,000 Common OP Units to Common Shares by limited partners of the Operating Partnership	(288)	—	(288)
Cancellation of OP Units (c)	(479)	—	(479)
Other comprehensive loss - unrealized gain (loss) on valuation of swap agreements	227	(261)	(34)
Reclassification of realized interest expense on swap agreements	53	1,814	1,867
Noncontrolling interest contributions	—	9,518	9,518
Noncontrolling interest distributions	—	(10,527)	(10,527)
Employee Long-term Incentive Plan Unit Awards	2,419	—	2,419
Reallocation of noncontrolling interests (d)	(2,060)	—	(2,060)
Balance at September 30, 2021	$94,786	$541,731	$636,517

Balance at July 1, 2020	$90,321	$547,418	$637,739
Distributions on Preferred OP Units	(123)	—	(123)
Net loss for the three months ended September 30, 2020	(352)	(28,907)	(29,259)
Other comprehensive income - unrealized gain (loss) on valuation of swap agreements	183	(166)	17
Reclassification of realized interest expense on swap agreements	63	2,042	2,105
Noncontrolling interest contributions	—	8,427	8,427
Noncontrolling interest distributions	—	(20,117)	(20,117)
Employee Long-term Incentive Plan Unit Awards	2,181	—	2,181
Reallocation of noncontrolling interests (d)	(2,100)	—	(2,100)
Balance at September 30, 2020	$90,173	$508,697	$598,870

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2021	$89,431	$517,808	$607,239
Distributions declared of $0.45 per Common OP Unit and distributions on Preferred OP Units	(3,146)	—	(3,146)
Net income for the nine months ended September 30, 2021	1,740	11,759	13,499
Conversion of 43,973 Common OP Units to Common Shares by limited partners of the Operating Partnership	(697)	—	(697)
Cancellation of OP Units (c)	(479)	—	(479)
Other comprehensive income - unrealized gain on valuation of swap agreements	1,721	1,625	3,346
Reclassification of realized interest expense on swap agreements	159	5,470	5,629
Noncontrolling interest contributions	—	26,627	26,627
Noncontrolling interest distributions	—	(21,558)	(21,558)
Employee Long-term Incentive Plan Unit Awards	8,866	—	8,866
Reallocation of noncontrolling interests (d)	(2,809)	—	(2,809)
Balance at September 30, 2021	$94,786	$541,731	$636,517

Balance at January 1, 2020	$97,670	$546,987	$644,657
Distributions declared of $0.29 per Common OP Unit	(2,095)	—	(2,095)
Net income (loss) for the nine months ended September 30, 2020	570	(35,958)	(35,388)
Conversion of 407,594 Common OP Units to Common Shares by limited partners of the Operating Partnership	(6,544)	—	(6,544)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(3,268)	(18,423)	(21,691)
Reclassification of realized interest expense on swap agreements	111	3,432	3,543
Noncontrolling interest contributions	—	36,736	36,736
Noncontrolling interest distributions	—	(24,654)	(24,654)
Employee Long-term Incentive Plan Unit Awards	7,973	—	7,973
Reallocation of noncontrolling interests (d)	(4,244)	—	(4,244)
Noncontrolling interest gain	—	588	588
Cumulative effect of change in accounting principle	—	(11)	(11)
Balance at September 30, 2020	$90,173	$508,697	$598,870

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,080,849 and 3,101,958 Common OP Units at September 30, 2021 and 2020, respectively; (ii) 188 Series A Preferred OP Units at each of September 30, 2021 and 2020; (iii) 126,593 Series C Preferred OP Units at each of September 30, 2021 and 2020; and (iv) 3,416,894 and 2,886,207 LTIP units at September 30, 2021 and 2020, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and six other subsidiaries.
(c)
The Company exchanged 21,109 OP Units in settlement of a note receivable in the amount of $0.5 million on July 12, 2021 (Note 3);
(d)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the nine months ended September 30, 2021 or the year ended December 31, 2020.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through September 30, 2021, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through September 30, 2021, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.
11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through June 20, 2066, with renewal options (as discussed further below). Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the nine months ended September 30, 2021 and 2020, the Company earned $42.8 million and $41.8 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

Reserve Analysis

The activity for the reserves related to billed rents and straight-line rents (including those under specific operating leases where the collection of rents is assessed to be not probable) is as follows:

	Nine Months Ended September 30, 2021
	Balance at Beginning of Period	Provision (Recovery)	Write-Offs	Balance at End of Period

Allowance for credit loss - billed rents	$30,366	$973	$(2,909)	$28,430
Straight-line rent reserves	15,042	254	(2,648)	12,648
Total - rents receivable	$45,408	$1,227	$(5,557)	$41,078

Tenant Settlement

On September 24, 2021, the Company entered into a conditional settlement agreement with its former tenant and lease guarantor at one of its Core properties for the payment by such former tenant and guarantor of a minimum of $5.4 million in accordance with a payment schedule set forth and subject to the terms in the conditional settlement agreement. The payments relate to tenant’s default under the lease and its subsequent termination by the Company. Given the inherent uncertainties involving collectability, the Company has not recognized any amounts in its consolidated financial statements. Such amounts will be recognized when realized.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As Lessee

During the nine months ended September 30, 2021, the Company:

•
modified its Rye, New York corporate office lease during the first quarter of 2021. As a result, of the modification, the lease was remeasured and the lease liability and right-of-use asset were each reduced by $0.4 million.
•
terminated its Fund IV lease at 110 University Place in New York City during the second quarter of 2021 (which was previously impaired in 2020, Note 8) for $3.6 million, and de-recognized the related right-of-use asset of $31.4 million, lease liability of $46.0 million and building improvements and other assets totaling $10.3 million, resulting in a gain on lease termination of $0.7 million, or $0.2 million at the Company's share, which is reflected within Gain on disposition of properties in the consolidated statement of operations.

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

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$226	226	$677	$1,370
Interest on lease liabilities	97	92	289	1,541
Subtotal	323	318	966	2,911
Operating lease cost	1,334	2,258	5,850	5,377
Variable lease cost	23	5	57	27
Total lease cost	$1,680	$2,581	$6,873	$8,315

Other Information
Weighted-average remaining lease term - finance leases (years)			32.8	33.5
Weighted-average remaining lease term - operating leases (years)			14.2	26.5
Weighted-average discount rate - finance leases			6.3%	6.2%
Weighted-average discount rate - operating leases			5.1%	5.4%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of September 30, 2021, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2021 (Remainder)	$49,136	$1,380	$—
2022	208,208	5,368	34
2023	197,110	5,389	—
2024	172,240	5,414	—
2025	140,533	5,329	—
Thereafter	606,694	29,711	12,515
	1,373,921	52,591	12,549
Interest	—	(12,848)	(6,036)
Total	$1,373,921	$39,743	$6,513

a)
Amount represents contractual lease maturities at September 30, 2021 including any extension options that management determined were reasonably certain of exercise. During 2020, numerous tenants were forced to suspend operations by government mandate as a result of the COVID-19 Pandemic. The Company has negotiated payment agreements with selected tenants which resulted in rent concessions or deferral of rents as discussed further below.
b)
Minimum rental payments exclude options or renewals not reasonably certain of exercise.

During the three and nine months ended September 30, 2021 and 2020, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

Rent Collections – The Company collected or negotiated payment agreements of approximately 97.1% and 92.5% of its third quarter pre-COVID billings (original contract rents without regard to deferral or abatement agreements) for its Core Portfolio and the Funds, respectively.

Earnings Impact (Amounts Reflect the Company's Share) – The Company incurred aggregate credit (recoveries) losses and rent abatements totaling approximately ($0.3) million and $3.4 million for the three and nine months ended September 30, 2021, respectively, compared to $13.3 million and $26.9 million for the three and nine months ended September 30, 2020, respectively, primarily related to the COVID-19 Pandemic. In addition, the Company incurred impairment charges of $2.3 million for the three and nine months ended September 30, 2021 and $12.4 million for the nine months ended September 30, 2020 primarily related to the COVID-19 Pandemic (Note 8).

Other Impacts

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•
Rent Concession Agreements – During the nine months ended September 30, 2021, the Company executed 84 rent concession arrangements with tenants comprised of 18 agreements for rent deferral and 66 agreements for rent abatements. Of these deferral agreements, 16 were accounted for as if no changes to the contract were made and therefore there were no changes to the current or future recognition of revenue and $6.4 million of deferred receivables are included in Rents receivable in the consolidated balance sheet at September 30, 2021. Rent abatements represented a $3.0 million reduction in revenues at the Company's share for the nine months ended September 30, 2021.
•
Occupancy – At September 30, 2021, the Company’s pro rata Core and Fund leased occupancy rates were 92.6% and 90.0%, respectively, compared to 91.1% and 89.8% respectively, at September 30, 2020 reflecting primarily recovery since the COVID-19 Pandemic in 2020.

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

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended September 30, 2021
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$45,942	$27,504	$—	$—	$73,446
Depreciation and amortization	(17,678)	(13,188)	—	—	(30,866)
Property operating expenses, other operating and real estate taxes	(13,911)	(10,107)	—	—	(24,018)
General and administrative expenses	—	—	—	(9,978)	(9,978)
Impairment charges	—	(9,925)	—	—	(9,925)
Operating income (loss)	14,353	(5,716)	—	(9,978)	(1,341)
Interest income	—	—	2,354	—	2,354
Realized and unrealized holding gains on investments and other	—	47,643	(350)	—	47,293
Equity in (losses) earnings of unconsolidated affiliates	(485)	1,129	—	—	644
Interest expense	(7,446)	(9,888)	—	—	(17,334)
Income tax provision	—	—	—	(59)	(59)
Net income	6,422	33,168	2,004	(10,037)	31,557
Net income attributable to noncontrolling interests	(906)	(18,582)	—	—	(19,488)
Net income attributable to Acadia	$5,516	$14,586	$2,004	$(10,037)	$12,069

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the Three Months Ended September 30, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$38,848	$12,433	$—	$—	$51,281
Depreciation and amortization	(17,987)	(16,470)	—	—	(34,457)
Property operating expenses, other operating and real estate taxes	(12,709)	(9,539)	—	—	(22,248)
General and administrative expenses	—	—	—	(8,625)	(8,625)
Gain on disposition of properties	—	24	—	—	24
Operating income (loss)	8,152	(13,552)	—	(8,625)	(14,025)
Interest income	—	—	2,132	—	2,132
Realized and unrealized holding losses on investments and other	—	(7,906)	(40)	—	(7,946)
Equity in (losses) earnings of unconsolidated affiliates	(784)	160	—	—	(624)
Interest expense	(8,276)	(9,476)	—	—	(17,752)
Income tax provision	—	—	—	(74)	(74)
Net (loss) income	(908)	(30,774)	2,092	(8,699)	(38,289)
Net loss attributable to noncontrolling interests	1,407	27,852	—	—	29,259
Net income (loss) attributable to Acadia	$499	$(2,922)	$2,092	$(8,699)	$(9,030)

	As of or for the Nine Months Ended September 30, 2021
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$134,292	$83,208	$—	$—	$217,500
Depreciation and amortization	(51,898)	(41,703)	—	—	(93,601)
Property operating expenses, other operating and real estate taxes	(41,773)	(32,578)	—	—	(74,351)
General and administrative expenses	—	—	—	(29,645)	(29,645)
Impairment charges	—	(9,925)	—	-	(9,925)
Gain on disposition of properties	4,612	5,909	—	—	10,521
Operating income	45,233	4,911	—	(29,645)	20,499
Interest income	—	—	6,108	—	6,108
Realized and unrealized holding gains on investments and other	—	57,031	(520)	—	56,511
Equity in (losses) earnings of unconsolidated affiliates	(944)	4,957	—	—	4,013
Interest expense	(22,010)	(30,070)	—	—	(52,080)
Income tax provision	—	—	—	(403)	(403)
Net income	22,279	36,829	5,588	(30,048)	34,648
Net income attributable to noncontrolling interests	(1,919)	(11,580)	—	—	(13,499)
Net income attributable to Acadia	$20,360	$25,249	$5,588	$(30,048)	$21,149

Real estate at cost (a)	$2,328,208	$1,807,120	$—	$—	$4,135,328
Total assets (a)	$2,201,871	$1,884,306	$158,468	$—	$4,244,645
Cash paid for acquisition of real estate	$—	$63,425	$—	$—	$63,425
Cash paid for development and property improvement costs	$11,601	$15,596	$—	$—	$27,197

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Nine Months Ended September 30, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$117,383	$69,091	$—	$—	$186,474
Depreciation and amortization	(53,193)	(48,434)	—	—	(101,627)
Property operating expenses, other operating and real estate taxes	(42,484)	(31,034)	—	—	(73,518)
General and administrative expenses	—	—	—	(26,415)	(26,415)
Impairment charges	—	(51,549)	—	—	(51,549)
Gain on disposition of properties	—	509	—	—	509
Operating income (loss)	21,706	(61,417)	—	(26,415)	(66,126)
Interest income	—	—	7,156	—	7,156
Realized and unrealized holding gains on investments and other	—	79,845	(510)	—	79,335
Equity in (losses) earnings of unconsolidated affiliates	(212)	57	—	—	(155)
Interest expense	(25,127)	(29,246)	—	—	(54,373)
Income tax benefit	—	—	—	741	741
Net (loss) income	(3,633)	(10,761)	6,646	(25,674)	(33,422)
Net loss attributable to noncontrolling interests	7,691	27,697	—	—	35,388
Net income attributable to Acadia	$4,058	$16,936	$6,646	$(25,674)	$1,966

Real estate at cost (a)	$2,365,426	$1,802,865	$—	$—	$4,168,291
Total assets (a)	$2,291,730	$1,824,880	$134,798	$—	$4,251,408
Cash paid for acquisition of real estate	$19,963	$1,245	$—	$—	$21,208
Cash paid for development and property improvement costs	$7,522	$20,427	$—	$—	$27,949

a)
Real estate at cost and total assets for the Funds segment include $654.0 million and $606.6 million, or $190.0 million and $176.5 million net of non-controlling interests, related to Fund II’s City Point property at September 30, 2021 and 2020, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The 2020 Share Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At September 30, 2021 a total of 1,917,304 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units - Employees

During the nine months ended September 30, 2021, and the year ended December 31, 2020, the Company issued 635,976 and 396,149 LTIP Units and 11,244 and 13,766 restricted share units (“Restricted Share Units”), respectively, to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $12.6 million during the nine months ended September 30, 2021 and $10.4 million during the year ended December 31, 2020. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.3 million and $2.1 million for the three months ended September 30, 2021 and 2020, and $7.1 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively and is recorded in General and administrative expense in the consolidated statements of operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During the nine months ended September 30, 2021, the Company issued 30,321 LTIP Units and 30,592 Restricted Shares as compensation to Trustees of the Company. A portion of LTIP Units and Restricted Shares vest over three years with 33% vesting May 9, 2022 and the remaining amount vesting ratably on May 9, 2023 and May 9, 2024. The remaining awards vest on May 9, 2022. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $1.2 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively, and is recorded in General and Administrative expense in the consolidated statements of operations.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV and Fund V were determined to have no intrinsic value as of September 30, 2021 or December 31, 2020.

The Company did not recognize any compensation expense for the nine months ended September 30, 2021 or the year ended December 31, 2020 related to the Program in connection with Fund III, Fund IV or Fund V.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2020	42,390	$23.73	936,180	$28.24
Granted	66,824	13.70	440,829	19.64
Vested	(19,264)	27.72	(250,241)	30.44
Forfeited	(39)	24.77	(3,879)	24.67
Unvested at December 31, 2020	89,911	15.42	1,122,889	24.38
Granted	43,078	19.94	666,297	19.48
Vested	(43,084)	16.85	(283,024)	26.66
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at September 30, 2021	89,746	$16.87	1,414,525	$20.85

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the nine months ended September 30, 2021 and the year ended December 31, 2020 were $19.50 and $18.86, respectively. As of September 30, 2021, there was $19.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Shares that vested during the nine months ended September 30, 2021 and the year ended December 31, 2020, was $0.7 million and $0.5 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the nine months ended September 30, 2021 and the year ended December 31, 2020, was $7.5 million and $7.6 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.3 million of compensation expense related to the following employee benefit plans for each of the nine months ended September 30, 2021 and 2020.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 6,111 and 3,285 Common Shares were purchased by employees under the Purchase Plan for the nine months ended September 30, 2021 and 2020, respectively. On March 23, 2021, the Board adopted, which was subsequently approved by the Company’s shareholders at the 2021 annual meeting of shareholders, the Acadia Realty Trust 2021 Employee Share Purchase Plan which allows for a maximum aggregate issuance of 200,000 Common Shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Acadia	$12,069	$(9,030)	$21,149	$1,966
Less: net income attributable to participating securities	(156)	—	(468)	(233)
Income (loss) from continuing operations net of income attributable to participating securities	$11,913	$(9,030)	$20,681	$1,733

Denominator:
Weighted average shares for basic earnings (loss) per share	88,480,844	86,308,500	87,217,422	86,486,017
Effect of dilutive securities:
Employee unvested restricted shares	—	—	—	—
Denominator for diluted earnings per share	88,480,844	86,308,500	87,217,422	86,486,017

Basic earnings (loss) and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.13	$(0.10)	$0.24	$0.02

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	126,593	126,593	126,593	126,593
Series C Preferred OP Units - Common share equivalent	439,556	439,556	439,556	439,556
Restricted shares	70,827	76,394	70,827	76,394

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 30, 2021, we own or have an ownership interest in 182 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies (including tenants who may have been forced to close their businesses as a result of the COVID-19 Pandemic, as discussed under “Significant Developments” below) at September 30, 2021 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	—	39	741,333	86.5%
New York Metro	—	27	342,851	85.7%
Los Angeles Metro	—	1	14,000	100.0%
San Francisco Metro	1	1	148,832	100.0%
Washington DC Metro	1	28	320,898	73.6%
Boston Metro	—	3	55,276	100.0%
Suburban	3	26	3,916,393	90.9%
Total Core Portfolio	5	125	5,539,583	89.3%
Acadia Share of Total Core Portfolio	5	125	5,170,750	90.3%

Fund Portfolio:
Fund II	—	1	469,518	44.3%
Fund III	1	2	128,911	83.5%
Fund IV	1	31	1,786,098	92.2%
Fund V	—	16	5,103,689	88.9%
Total Fund Portfolio	2	50	7,488,216	86.8%
Acadia Share of Total Fund Portfolio	2	50	1,569,160	86.1%

Total Core and Funds	7	175	13,027,799	87.9%
Acadia Share of Total Core and Funds	7	175	6,739,910	89.3%

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

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Investments

During the nine months ended September 30, 2021, Fund V acquired two properties totaling $95.8 million as described below (Note 2) and we did not make any new real estate investments within our Core Portfolio.

•
On August 20, 2021, Fund V acquired a shopping center referred to as Canton Marketplace, located in Canton Georgia, for $51.0 million, inclusive of transaction costs, less the assumption of $31.8 million of first mortgage debt.
•
On September 9, 2021, Fund V acquired a shopping center referred to as Monroe Marketplace, located in Selinsgrove Pennsylvania, for $44.8 million, inclusive of transaction costs.

Dispositions of Real Estate

During the nine months ended September 30, 2021, the Company disposed of six properties and terminated one lease as follows:

•
On January 29, 2021, we sold one Core Portfolio consolidated property for $16.4 million, repaid the related mortgage of $6.7 million and recognized a gain of $4.6 million (Note 2).
•
On January 4, 2021, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property for a total of $10.5 million, repaid $7.9 million of the related mortgage and the venture recognized a gain of $3.2 million, of which the Company’s share was $0.6 million (Note 4)
•
On May 19, 2021, Fund III sold its 654 Broadway consolidated property for $10.0 million and recognized an insignificant gain on the sale (Note 2).
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

Financing Activity

During the nine months ended September 30, 2021, we (Note 7):

•
entered into a new amended and restated credit facility on June 29, 2021, increasing the capacity under the Revolver by $50.0 million and under the Term Loan by $50.0 million
•
assumed a $31.8 million mortgage upon Fund V's acquisition of Canton Marketplace (Note 2)
•
extended nine Fund mortgages, two during the first quarter with aggregate balances of $37.2 million (after principal reductions of $1.7 million), five during the second quarter totaling $125.1 million (after principal reductions of $6.5 million) and two during the third quarter totaling $53.0 million (after principal reductions of $10.2 million);
•
modified and extended the Fund II term loan resulting in a one-year extension, the Fund IV bridge facility resulting in a six-month extension and a $10.0 million repayment, and the Fund V subscription line resulting in a one-year extension; and
•
made repayments of mortgages underlying property dispositions as noted above.

Structured Financing Investments

During the nine months ended September 30, 2021, the Company made two Core Portfolio loans totaling $58.0 million within its Structured Financing portfolio as follows (Note 3):

•
On April 20, 2021, the Company made a $16.0 million first mortgage loan collateralized by a retail building in Silver Spring, Maryland.
•
On September 17, 2021, the Company made a $43.0 million first mortgage loan collateralized by a retail condominium in Soho, New York, of which $42.0 million was funded.

In addition, one Core and one Fund loan receivable remains in default (Note 3) at September 30, 2021.

Equity Sales

The Company sold 2,084,896 of its Common Shares during the nine months ended September 30, 2021 for net proceeds of $45.9 million through its ATM Program (Note 10).

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

For the nine months ended September 30, 2021 the Company incurred charges totaling $5.7 million at its pro rata share, as compared to $39.3 million for the prior year period, which were primarily as a result of the COVID-19 Pandemic. These charges comprised credit loss, straight-line rent reserves, rent abatements and impairment charges (Note 11).

The Company collected or negotiated payment agreements of approximately 97.1% and 92.5% of its third quarter pre-COVID billings (original contract rents without regard to deferral or abatement agreements) for its Core Portfolio and the Funds, respectively.

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

Comparison of Results for the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The results of operations by reportable segment for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	September 30, 2021				September 30, 2020				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$45.9	$27.5	$—	$73.4	$38.8	$12.4	$—	$51.3	$7.1	$15.1	$—	$22.1
Depreciation and amortization	(17.7)	(13.2)	—	(30.9)	(18.0)	(16.5)	—	(34.5)	(0.3)	(3.3)	—	(3.6)
Property operating expenses, other operating and real estate taxes	(13.9)	(10.1)	—	(24.0)	(12.7)	(9.5)	—	(22.2)	1.2	0.6	—	1.8
General and administrative expenses	—	—	—	(10.0)	—	—	—	(8.6)	—	—	—	1.4
Impairment charges	—	(9.9)	—	(9.9)	—	—	—	—	—	9.9	—	9.9
Operating income (loss)	14.4	(5.7)	—	(1.3)	8.2	(13.6)	—	(14.0)	6.2	7.9	—	12.7
Interest and other income	—	—	2.4	2.4	—	—	2.1	2.1	—	—	0.3	0.3
Realized and unrealized holding gains on investments and other	—	47.6	(0.4)	47.3	—	(7.9)	—	(7.9)	—	55.5	0.4	55.2
Equity in earnings (losses) of unconsolidated affiliates	(0.5)	1.1	—	0.6	(0.8)	0.2	—	(0.6)	0.3	0.9	—	1.2
Interest expense	(7.4)	(9.9)	—	(17.3)	(8.3)	(9.5)	—	(17.8)	(0.9)	0.4	—	(0.5)
Income tax (provision) benefit	—	—	—	(0.1)	—	—	—	(0.1)	—	—	—	—
Net income (loss)	6.4	33.2	2.0	31.6	(0.9)	(30.8)	2.1	(38.3)	7.3	64.0	(0.1)	69.9
Net (income) loss attributable to noncontrolling interests	(0.9)	(18.6)	—	(19.5)	1.4	27.9	—	29.3	(2.3)	(46.5)	—	(48.8)
Net income (loss) attributable to Acadia	$5.5	$14.6	$2.0	$12.1	$0.5	$(2.9)	$2.1	$(9.0)	$5.0	$17.5	$(0.1)	$21.1

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $5.0 million for the three months ended September 30, 2021 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $7.1 million for the three months ended September 30, 2021 compared to the prior year period primarily due to (i) a $6.7 million decrease in credit loss reserves in 2021 primarily related to additional COVID-19 Pandemic reserves in 2020 (Note 11), (ii) $1.8 million from the reversal of reserved amounts for cash received on past due balances in 2021 and (iii) $0.8 million for higher termination income in 2021 for vacated tenants. These increases were partially offset by decreases in revenues of $2.2 million from tenants that vacated during 2020 and 2021.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $1.2 million for the three months ended September 30, 2021 compared to the prior year period primarily due to a $0.7 million overall increase in operating expenses across our properties in 2021 following reduced levels in 2020 as a result of the COVID-19 Pandemic, and a $0.5 million increase in real estate tax expenses primarily across the Chicago properties.

Net (income) loss attributable to noncontrolling interests for our Core Portfolio decreased $2.3 million for the three months ended September 30, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $17.5 million for the three months ended September 30, 2021 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $15.1 million for the three months ended September 30, 2021 compared to the prior year period primarily due to (i) a $14.9 million decrease in credit loss reserves in 2021 primarily related to additional COVID-19 Pandemic reserves in 2020 (Note 11), and (ii) $1.1 million from the reversal of reserved amounts for cash received on past due balances. These increases were partially offset by $1.0 million from a decrease in recovery on real estate taxes and operating expenses.

Depreciation and amortization for the Funds decreased $3.3 million for the three months ended September 30, 2021 compared to the prior year period primarily due to the write-off of costs associated with tenants that vacated during 2020.

Impairment charges for the Funds increased $9.9 million for the three months ended September 30, 2021 compared to the prior year period (Note 8). Impairment charges totaling $9.9 million for the Funds related to 27 East 61st and 210 Bowery in Fund IV.

Realized and unrealized holding gains on investments and other for the Funds increased $55.5 million for the three months ended September 30, 2021 compared to the prior year period. Realized and unrealized holding gains on investments and other includes primarily a $47.2 million mark-to-market gain on the Investment in Albertsons (Note 4) during the three months ended September 30, 2021 compared to a $7.9 million mark-to-market loss in 2020.

Net (income) loss attributable to noncontrolling interests for the Funds decreased $46.5 million for the three months ended September 30, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $2.6 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $1.4 million for the three months ended September 30, 2021 compared to the prior year period due to increased compensation expense primarily attributable to an increase in the number of employees and the valuation of equity grants in 2021.

Comparison of Results for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The results of operations by reportable segment for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 are summarized in the table below (in millions, totals may not add due to rounding):

	Nine Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2020				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$134.3	$83.2	$—	$217.5	$117.4	$69.1	$—	$186.5	$16.9	$14.1	$—	$31.0
Depreciation and amortization	(51.9)	(41.7)	—	(93.6)	(53.2)	(48.4)	—	(101.6)	(1.3)	(6.7)	—	(8.0)
Property operating expenses, other operating and real estate taxes	(41.8)	(32.6)	—	(74.4)	(42.5)	(31.0)	—	(73.5)	(0.7)	1.6	—	0.9
General and administrative expenses	—	—	—	(29.6)	—	—	—	(26.4)	—	—	—	3.2
Impairment charges	—	(9.9)	—	(9.9)	—	(51.5)	—	(51.5)	—	41.6	—	41.6
Gain on disposition of properties	4.6	5.9	—	10.5	—	0.5	—	0.5	4.6	5.4	—	10.0
Operating income (loss)	45.2	4.9	—	20.5	21.7	(61.4)	—	(66.1)	23.5	66.3	—	86.6
Interest and other income	—	—	6.1	6.1	—	—	7.2	7.2	—	—	(1.0)	(1.0)
Realized and unrealized holding gains on investments and other	—	57.0	(0.5)	56.5	—	79.8	(0.5)	79.3	—	(22.8)	—	(22.8)
Equity in earnings (losses) of unconsolidated affiliates	(0.9)	5.0	—	4.0	(0.2)	0.1	—	(0.2)	(0.7)	4.9	—	4.2
Interest expense	(22.0)	(30.1)	—	(52.1)	(25.1)	(29.2)	—	(54.4)	(3.1)	0.9	—	(2.3)
Income tax (provision) benefit	—	—	—	(0.4)	—	—	—	0.7	—	—	—	(1.1)
Net income (loss)	22.3	36.8	5.6	34.6	(3.6)	(10.8)	6.6	(33.4)	25.9	47.6	(1.0)	68.0
Net (income) loss attributable to noncontrolling interests	(1.9)	(11.6)	—	(13.5)	7.7	27.7	—	35.4	(9.6)	(39.3)	—	(48.9)
Net income (loss) attributable to Acadia	$20.4	$25.2	$5.6	$21.1	$4.1	$16.9	$6.6	$2.0	$16.3	$8.3	$(1.0)	$19.1

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $16.3 million for the nine months ended September 30, 2021 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $16.9 million for the nine months ended September 30, 2021 compared to the prior year period primarily due to (i) $14.8 million decrease in credit loss reserves in 2021 primarily related to additional COVID-19 Pandemic reserves in 2020 (Note 11), (ii) $3.6 million from the reversal of reserved amounts for cash received on past due balances, (iii) $2.5 million related to the consolidation of Town Center in 2020 (Note 4), (iv) $2.3 million from increased tenant recoveries due to higher operating expenses including real estate taxes, and (v) $0.8 million for higher termination income in 2021 for vacated tenants. These increases were partially offset by (i) decreases in revenues of $4.8 million for tenants that vacated during 2020, and (ii) $1.3 million from an additional increase in abatements due to the COVID-19 Pandemic in 2021 and (iii) $1.0 million for a co-tenancy clause at a property.

Depreciation and amortization for our Core Portfolio decreased $1.3 million for the nine months ended September 30, 2021 compared to the prior year period primarily due to the write off of costs associated with tenants that vacated during 2020.

The gain on disposition of properties for our Core Portfolio of $4.6 million for the nine months ended September 30, 2021 relates to the sale of 60 Orange Street (Note 2).

Interest expense for our Core Portfolio decreased $3.1 million for the nine months ended September 30, 2021 compared to the prior year period primarily due to (i) $1.6 million from default interest on a loan that was satisfied in 2020, (ii) $1.2 million from the modification of a financing lease to an operating lease in 2020 (Note 11) and (iii) $1.0 million from higher average outstanding borrowings in 2020. These decreases were partially offset by $0.7 million due to higher loan cost amortization in 2021.

Net (income) loss attributable to noncontrolling interests for our Core Portfolio decreased $9.6 million for the nine months ended September 30, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $8.3 million for the nine months ended September 30, 2021 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $14.1 million for the nine months ended September 30, 2021 compared to the prior year period primarily due to (i) increases in revenues of $17.5 million from a decrease in credit loss reserves in 2021 primarily related to additional COVID-19 Pandemic reserves in 2020 (Note 11), (ii) $2.7 million from the reversal of reserved amounts for cash received on past due balances, (iii) $0.9 million from an increase in termination income in 2021, and (iv) $0.7 million from an increase in percentage rent in 2021. These increases were partially offset by decreases of (i) $3.3 million for tenants that vacated during 2020, (ii) $1.1 million from an increase in rent abatements related to the COVID-19 Pandemic in 2021, and (iii) $2.1 million from property dispositions in 2021.

Depreciation and amortization for the Funds decreased $6.7 million for the nine months ended September 30, 2021 compared to the prior year period primarily due to the write-off of costs associated with tenants that vacated during 2020.

Property operating expenses, other operating and real estate taxes for the Funds increased $1.6 million for the nine months ended September 30, 2021 compared to the prior year period primarily due to an overall increase of operating expenses across our properties in 2021 following reduced levels in 2020 as a result of the COVID-19 Pandemic.

Impairment charges for the Funds decreased $41.6 million for the nine months ended September 30, 2021 compared to the prior year period (Note 8). Impairment charges totaling $9.9 million for the Funds in the third quarter of 2021 relate to 27 East 61st and 210 Bowery in Fund IV. Impairment charges totaling $51.5 million during the third quarter of 2020 for the Funds relate to $33.8 million for 654 Broadway and Cortlandt Crossing in Fund III and $17.7 million for 801 Madison and 146 Geary Street in Fund IV.

Gain on disposition of properties for the Funds increased $5.4 million for the nine months ended September 30, 2021 compared to the prior year period due to dispositions of 654 Broadway at Fund III and the NE Grocer Portfolio and 110 University at Fund IV in 2021 compared to the sale of Colonie Plaza in 2020 (Note 2, Note 11).

Realized and unrealized holding gains on investments and other for the Funds decreased $22.8 million for the nine months ended September 30, 2021 compared to the prior year period. Realized and unrealized holding losses on investments and other includes a $55.8 million mark-to-market adjustment on the Investment in Albertsons (Note 4) during the nine months ended September 30, 2021 compared to a $57.0 million mark-to-market adjustment and a $22.8 million net realized gain on disposition of shares related to the Investment in Albertsons in 2020.

Equity in earnings (losses) of unconsolidated affiliates for the Funds increased $4.9 million for the nine months ended September 30, 2021 compared to the prior year period primarily due to the $3.2 million gain on sale related to two land parcels at Riverdale Family Center in Fund V (Note 2) in 2021 and $1.7 million due to COVID-19 Pandemic related reserves at a property in 2020.

Net (income) loss attributable to noncontrolling interests for the Funds decreased $39.3 million for the nine months ended September 30, 2021 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $8.6 million and $12.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio decreased $1.0 million for the nine months ended September 30, 2021 compared to the prior year period primarily due the conversion of notes receivable to equity in 2020 (Note 4) partially offset by the issuance of new notes in 2021.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $3.2 million for the nine months ended September 30, 2021 compared to the prior year period due to increased compensation expense primarily attributable to an increase in the number of employees and the valuation of equity grants in 2021. Income tax (provision) benefit decreased $1.1 million for the nine months ended September 30, 2021 compared to the prior year period due to the carry-back of net operating losses under current Federal rules in 2020.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated operating (loss) income (a)	$(1,341)	$(14,025)	$20,499	$(66,126)
Add back:
General and administrative	9,978	8,625	29,645	26,415
Depreciation and amortization	30,866	34,457	93,601	101,627
Impairment charges	9,925	—	9,925	51,549
Straight-line rent (recoveries) reserves	(258)	13,185	327	19,714

Less:
Above/below-market rent, straight-line rent and other adjustments	(4,572)	(3,671)	(14,105)	(6,256)
Gain on disposition of properties	—	(24)	(10,521)	(509)
Consolidated NOI	44,598	38,547	129,371	126,414

Noncontrolling interest in consolidated NOI	(12,576)	(10,335)	(35,810)	(36,327)
Less: Operating Partnership's interest in Fund NOI included above	(3,104)	(2,289)	(8,853)	(8,710)
Add: Operating Partnership's share of unconsolidated joint ventures NOI	2,961	3,133	10,025	12,353
NOI - Core Portfolio	$31,879	$29,056	$94,733	$93,730

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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Core Portfolio NOI	$31,879	$29,056	$94,733	$93,730
Less properties excluded from Same-Property NOI	(2,855)	(1,934)	(6,161)	(6,058)
Same-Property NOI	$29,024	$27,122	$88,572	$87,672

Percent change from prior year period	7.0%		1.0%

Components of Same-Property NOI:
Same-Property Revenues	$42,285	$39,459	$128,503	$124,075
Same-Property Operating Expenses	(13,261)	(12,337)	(39,931)	(36,403)
Same-Property NOI	$29,024	$27,122	$88,572	$87,672

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

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	15	15	45	45
GLA commencing	44,138	44,138	330,416	330,416
New base rent	$53.83	$55.29	$25.98	$26.90
Expiring base rent	$48.59	$46.65	$24.98	$23.69
Percent growth in base rent	10.8%	18.5%	4.0%	13.6%
Average cost per square foot (a)	$25.69	$25.69	$6.38	$6.38
Weighted average lease term (years)	5.6	5.6	5.5	5.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Acadia	$12,069	$(9,030)	$21,149	$1,966

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	23,111	25,106	69,995	73,584
Impairment charges (net of noncontrolling interests' share)	2,294	—	2,294	12,400
Gain on disposition of properties (net of noncontrolling interests' share)	—	(6)	(4,163)	(117)
Income (loss) attributable to Common OP Unit holders	749	(475)	1,371	199
Distributions - Preferred OP Units	123	4	369	372
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$38,346	$15,599	$91,015	$88,404

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	88,480,844	86,308,500	87,217,422	86,486,017
Weighted-average OP Units outstanding	5,122,016	4,890,876	5,125,394	5,027,646
Basic weighted-average shares outstanding, FFO	93,602,860	91,199,376	92,342,816	91,513,663
Assumed conversion of Preferred OP Units to Common Shares	464,623	25,067	464,623	464,623
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	15,671	—	—	—
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	94,083,154	91,224,443	92,807,439	91,978,286

Diluted Funds from operations, per Common Share and Common OP Unit	$0.41	$0.17	$0.98	$0.96

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the nine months ended September 30, 2021, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $28.4 million. Beginning with the second quarter of 2020, the Board temporarily suspended distributions on its Common Shares and Common Units, which suspension continued through the fourth quarter of 2020. The Company reinstated quarterly distributions beginning in the first quarter of 2021 (Note 10).

Investments

During the nine months ended September 30, 2021, Fund V acquired two properties totaling $95.8 million as described below (Note 2) and we did not make any new real estate investments within our Core portfolio.

•
On August 20, 2021, Fund V acquired a shopping center referred to as Canton Marketplace, located in Canton Georgia, for $51.0 million, inclusive of transaction costs, less the assumption of $31.8 million of first mortgage debt.
•
On September 9, 2021, Fund V acquired a shopping center referred to as Monroe Marketplace, located in Selinsgrove Pennsylvania, for $44.8 million, inclusive of transaction costs.

During the nine months ended September 30, 2021, the Company made two Core Portfolio loans totaling $58.0 million within its Structured Financing portfolio as follows (Note 3):

•
On April 20, 2021, the Company made a $16.0 million first mortgage loan collateralized by a retail building in Silver Spring, Maryland.
•
On September 17, 2021, the Company made a $43.0 million first mortgage loan collateralized by a retail condominium in Soho, New York, of which $42.0 million was funded.

Capital Commitments

During the nine months ended September 30, 2021, we made capital contributions aggregating $8.1 million to our Funds. At September 30, 2021, our share of the remaining capital commitments to our Funds aggregated $71.7 million as follows:

•
$2.5 million to Fund II. During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which our share is $4.5 million. During 2021, Mervyn’s II recalled $7.0 million of the $15.7 million of which our share is $2.0 million.
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
•
$59.0 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our initial share is $104.5 million.

Development Activities

During the nine months ended September 30, 2021, capitalized costs associated with development activities totaled $6.3 million (Note 2). At September 30, 2021, we had a total of seven consolidated and one unconsolidated projects under development or redevelopment for which the estimated total cost to complete these projects through 2025 was $93.7 million to $120.9 million and our estimated share was approximately $52.4 million to $63.9 million. Substantially all remaining development and redevelopment costs are discretionary.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	September 30,	December 31,
	2021	2020
Total Debt - Fixed and Effectively Fixed Rate	$1,114,038	$1,143,152
Total Debt - Variable Rate	682,171	626,902
	1,796,209	1,770,054
Net unamortized debt issuance costs	(8,781)	(6,763)
Unamortized premium	471	548
Total Indebtedness	$1,787,899	$1,763,839

As of September 30, 2021, our consolidated outstanding mortgage and notes payable aggregated $1,796.2 million, excluding unamortized premium of $0.5 million and net unamortized loan costs of $8.8 million, and were collateralized by 38 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from LIBOR + 1.39% to 5.89% with maturities that ranged from November 1, 2021 to April 15, 2035. Taking into consideration $935.1 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,114.0 million of the portfolio debt, or 62.0%, was fixed at a 3.89% weighted-average interest rate and $682.2 million, or 38.0% was floating at a 2.44% weighted average interest rate as of September 30, 2021. Our variable-rate debt includes $145.3 million of debt subject to interest rate caps.

Without regard to available extension options, there is $100.5 million of debt maturing in 2021 at a weighted-average interest rate of 2.90%; there is $2.3 million of scheduled principal amortization due in 2021; and our share of scheduled remaining 2021 principal payments and maturities on our unconsolidated debt was $12.6 million at September 30, 2021. In addition, $670.1 million of our total consolidated debt and $5.7 million of our pro-rata share of unconsolidated debt will come due in 2022. As it relates to the aforementioned maturing debt in 2021 and 2022, we have options to extend consolidated debt aggregating $64.2 million and $216.6 million at September 30, 2021, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Share Repurchase Program

We maintain a share repurchase program under which $122.6 million remains available as of September 30, 2021 (Note 10). We did not repurchase any shares under this program during the nine months ended September 30, 2021.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at September 30, 2021 totaled $17.4 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the nine months ended September 30, 2021, the Company sold 2,084,896 of its Common Shares for net proceeds of $45.9 million through the ATM Program.

Fund Capital

During the nine months ended September 30, 2021, Funds II, IV and V called for capital contributions of $7.0 million, $18.7 million and $9.1 million, respectively, of which our aggregate share was $8.1 million. At September 30, 2021, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were $6.3 million, $1.4 million, $32.2 million and $234.8 million, respectively.

Asset Sales and Other Transactions

During the nine months ended September 30, 2021, the Company disposed of six properties and terminated one lease as follows:

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

During the nine months ended September 30, 2021 the Company redeemed one Structured Financing loan in the amount of $0.5 million. The Company has one loan for $13.6 million including accrued interest that is maturing during the remainder of 2021. The Company also has two Structured Financing investments aggregating $31.6 million including accrued interest that previously matured and have not been repaid (Note 3).

Financing and Debt

As of September 30, 2021, we had $264.3 million of additional capacity under existing Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 83 unleveraged consolidated properties with an aggregate carrying value of approximately $1.7 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2021 with the cash flow for the nine months ended September 30, 2020 (in millions, totals may not add due to rounding):

	Nine Months Ended September 30,
	2021	2020	Variance
Net cash provided by operating activities	$72.4	$82.5	$(10.1)
Net cash used in investing activities	(83.6)	(94.3)	10.7
Net cash provided by financing activities	9.5	11.6	(2.1)
Decrease in cash and restricted cash	$(1.7)	$(0.2)	$(1.5)

Operating Activities

Our operating activities provided $10.1 million less cash during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease from the monetization of the Company's Investment in Albertsons in 2020 offset by an increase in cash receipts from tenants in 2021.

Investing Activities

During the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, our investing activities used $10.7 million less cash, primarily due to (i) $49.7 million more cash received from the disposition of properties, (ii) $2.2 million less cash used for development costs, (iii) $1.9 million less used for leasing costs and (iv) $1.6 million more cash received from the return of capital from unconsolidated affiliates offset by $42.4 million more cash used in acquisition of properties in 2021 and $2.4 million more cash used in investments in affiliates.

Financing Activities

Our financing activities provided $2.1 million less cash during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily from (i) $84.0 million less cash provided from net borrowings, (ii) $10.1 million less cash provided from contributions from noncontrolling interests, and (iii) $5.7 million more cash used for financing costs. These uses of cash were partially offset by (i) $45.8 million more cash provided by the sale of Common Shares, (ii) $24.0 million less cash used in dividends paid to Common Shareholders, (iii) $22.4 million less cash used to repurchase Common Shares and (iv) $4.6 million less cash distributed to noncontrolling interests .

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		September 30, 2021
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Eden Square	22.8%	$5.3	2.24%	Dec 2021
Promenade at Manassas (b)	22.8%	6.3	4.57%	Dec 2021
3104 M Street	20.0%	0.9	3.75%	Dec 2021
Family Center at Riverdale (b)	18.0%	4.4	3.68%	May 2022
Gotham Plaza	49.0%	9.0	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
Crossroads	49.0%	30.7	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	3.26%	Dec 2024
Frederick County Square (c)	18.1%	4.0	4.00%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
650 Bald Hill Road	20.8%	3.3	3.75%	Jun 2026
Georgetown Portfolio	50.0%	7.8	4.72%	Dec 2027
Total		$180.1

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at September 30, 2021, where applicable.
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

Information as of September 30, 2021

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2021, we had total mortgage and other notes payable of $1,796.2 million, excluding the unamortized premium of $0.5 million and net unamortized debt issuance costs of $8.8 million, of which $1,114.0 million, or 62.0% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $682.2 million, or 38.0%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of September 30, 2021, we were party to 30 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $935.1 million and $145.3 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of September 30, 2021 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$0.8	$—	$0.8	—%
2022	3.3	—	3.3	—%
2023	2.9	11.8	14.7	3.8%
2024	2.7	7.3	10.0	4.7%
2025	2.8	162.9	165.7	4.1%
Thereafter	10.4	517.2	527.6	4.1%
	$22.9	$699.2	$722.1

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$1.5	$100.5	$102.0	2.9%
2022	4.2	662.6	666.8	3.5%
2023	3.8	92.1	95.9	3.7%
2024	2.6	199.5	202.1	3.2%
2025	0.2	2.4	2.6	3.8%
Thereafter	0.1	4.6	4.7	3.2%
	$12.4	$1,061.7	$1,074.1

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2021 (Remainder)	$0.3	$12.3	$12.6	3.5%
2022	1.3	4.4	5.7	3.7%
2023	1.3	40.6	41.9	4.1%
2024	1.0	39.6	40.6	3.7%
2025	0.3	69.0	69.3	4.3%
Thereafter	0.6	9.4	10.0	4.4%
	$4.8	$175.3	$180.1

Without regard to available extension options, in 2021, $102.8 million of our total consolidated debt and $12.6 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $670.1 million of our total consolidated debt and $5.7 million of our pro-rata share of unconsolidated debt will become due in 2022. As it relates to the aforementioned maturing debt in 2021 and 2022, we have options to extend consolidated debt aggregating $64.2 million and $216.6 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $7.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. Interest expense on our variable-rate debt of $682.2 million, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2021, would increase $6.8 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of September 30, 2021, the fair value of our total consolidated outstanding debt would decrease by approximately $8.7 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $23.4 million.

As of September 30, 2021, and December 31, 2020, we had consolidated notes receivable of $158.5 million and $101.5 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of September 30, 2021, the fair value of our total outstanding notes receivable would decrease by approximately $2.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $2.4 million.

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

Changes in Market Risk Exposures from December 31, 2020 to September 30, 2021

Our interest rate risk exposure from December 31, 2020, to September 30, 2021, has increased on an absolute basis, as the $626.9 million of variable-rate debt as of December 31, 2020, has increased to $682.2 million as of September 30, 2021. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 35.4% of our consolidated debt as of December 31, 2020 compared to 38.0% as of September 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2021, at a reasonable level of assurance.

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

Dated: October 28, 2021