Form 10-K
period 2021-12-31
ACADIA REALTY TRUST
filed 2022-03-01
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,145.0 million, based on a price of $21.96 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 18, 2022 was 93,596,943.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Shareholders presently scheduled to be held May 5, 2022 to be filed pursuant to Regulation 14A.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-K

EXPLANATORY NOTE - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Due to the Restatement of previously issued financial statements, as defined and described in more detail below, in this Annual Report on Form 10-K, Acadia Realty Trust (the “Company”):

•
restates its audited annual financial statements and the audit reports thereon, as of and for the years ended December 31, 2020 and 2019;
•
restates its unaudited quarterly financial statements as of and for each of the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020, September 30, 2021, and 2020 and December 31, 2020;
•
amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to the fiscal years ended December 31, 2020 and 2019;
•
amends its Management's Discussion and Analysis of Financial Condition and Results of Operations as it relates to the three months ended March 31, 2021 and 2020, the three and six months ended June 30, 2021 and 2020, the three and nine months ended September 30, 2021 and 2020, and the three months ended December 31, 2020 for certain affected items; and
•
restates or revises its “Selected Financial Data” in Part II, Item 6 for fiscal years 2020, 2019, 2018 and 2017.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the Restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements and any earnings releases or other financial communications relating to these periods, and should rely solely on the financial statements and other financial data for the affected periods included in this Annual Report on Form 10-K. See Note 2 and Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, as well as “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Restatement Background

On February 14, 2022, the management and the audit committee of the board of trustees (the “Audit Committee”) of the Company, in consultation with BDO USA LLP (“BDO”), the Company’s independent registered public accounting firm, determined that the Company’s previously issued financial statements and the audit reports thereon, as of and for the years ended December 31, 2020 and 2019, and as of and for each of the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020, September 30, 2021 and 2020, and December 31, 2020 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon due to an error in accounting treatment at the time of formation related to the improper consolidation of two Fund investments that are less-than-wholly-owned through the Company's opportunity funds (the "Fund Investments"). The Fund Investments, which were formed in 2012 and 2013, have been adjusted from consolidated investments to investments in unconsolidated affiliates. Management and the Audit Committee have determined that these accounting changes required a restatement of the Prior Period Financial Statements (the "Restatement").

As part of the Company’s normal annual reporting process prior to releasing its 2021 fourth quarter and year-to-date December 31, 2021 results and prior to completion of the related audit, the Company and BDO identified the Restatement items described in more detail below. The Company has since reevaluated its accounting and determined that it needs to correct the previous accounting for such items. The Restatement:

•
is based on an error in the application of generally accepted accounting principles ("GAAP") as they relate to the consolidation of subsidiaries, which involves significant judgment and is related to the presentation of the Fund Investments within the Company’s consolidated balance sheets, statements of operations and statements of cash flows. The consolidation error, excluding the immaterial previously unrecorded adjustments noted below, had no impact on net income, funds from operations ("FFO"), or distributions in excess of accumulated earnings. However, substantially all of the changes to the consolidated balance sheets at each of December 31, 2020 and 2019 were due to the consolidation error as follows:
o
a $55.8 million and $57.4 million reduction in total assets, which includes a $23.0 million and $14.5 million increase to investments in unconsolidated affiliates; a $57.5 million and $58.8 million reduction in total liabilities; and a $1.9 million and $1.8 million increase to noncontrolling interests.
•
also includes other immaterial previously unrecorded adjustments, which had a minor impact on previously-reported net income (loss) and net earnings (loss) per share, FFO and FFO per share:
o
the impact on net income (loss) attributable to Acadia for the nine months ended September 30, 2021, the year ended December 31, 2020 and the year ended December 31, 2019 was a (reduction) increase of ($0.6) million or ($0.01) per share, ($0.2) million or ($0.01) per share, and $0.7 million or $0.01 per share, respectively;

o
the impact on FFO for the nine months ended September 30, 2021, the year ended December 31, 2020 and the year ended December 31, 2019 was a (reduction) increase of ($0.6) million or ($0.01) per share, ($0.2) million or ($0.01) per share, and $0.6 million or $0.01 per share, respectively;
•
is illustrated in detail in Note 2 and Note 17 to the consolidated financial statements.

See Part II, Item 9A, “Controls and Procedures”, for information related to the identified material weakness in internal control over financial reporting in connection with the Restatement and related remediation measures.

Internal Control Considerations

In connection with the restatement, management has assessed the effectiveness of internal control over financial reporting. Based on this assessment, management identified a material weakness in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021. Management is taking steps to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weakness in internal control over financial reporting and the related remediation measures.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) the economic, political and social impact of, and uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”), including its impact on our tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets; (iii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iv) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (v) increases in our borrowing costs as a result of changes in interest rates and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (vi) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vii) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (viii) our ability to obtain the financial results expected from our development and redevelopment projects; (ix) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (x) our potential liability for environmental matters; (xi) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (REIT) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 Pandemic; (xv) the loss of key executives; (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts; and (xvii) the risk that the determination to restate the Prior Period Financial Statements could negatively affect investor confidence and raise reputational issues.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors set forth under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations with regard thereto or changes in the events, conditions or circumstances on which such forward-looking statements are based.

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

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2021, the Trust controlled 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units,” respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT.”

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

Investment Strategy — Generate External Growth through our Dual Platforms: Core Portfolio and Funds

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

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns II and earns priority distributions or fees for asset management, property management, construction, development, leasing and legal services. Cash flows from the Funds and the RCP Venture are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flows are distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership).

See Note 1 to Consolidated Financial Statements for a detailed discussion of the Funds.

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage within our Core Portfolio, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property development and redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in current capital markets, pricing and other commercial and financial terms. Such sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk through the use of fixed-rate debt and, where we use variable-rate debt, through the use of certain derivative instruments, including London Interbank Offered Rate (“LIBOR”) swap agreements and interest rate caps as discussed further in Item 7A of this Report.

We maintain a share repurchase program that authorizes management, at its discretion, to repurchase up to $200.0 million of outstanding Common Shares. The program may be discontinued or extended at any time. We repurchased 1,219,065 shares for $22.4 million, inclusive of fees, during the year ended December 31, 2020. We did not repurchase any shares during the years ended December 31, 2021 or 2019. As of December 31, 2021, management may repurchase up to approximately $122.6 million of Common Shares under the program. See Note 11.

We also maintain an at-the-market equity issuance program (the "ATM Program") that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through the ATM Program, we have been able to effectively “match-fund” a portion of the required capital for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for other general corporate purposes. During the year ended December 31, 2021, we issued 2,889,371 Common Shares under our ATM Program for gross proceeds of $64.9 million. During January 2022, we sold 4,281,576 common shares under our ATM program for gross proceeds of $96.3 million (Note 18). No such issuances were made during 2020. During the year ended December 31, 2019, we sold 5,164,055 shares under its ATM Program for gross proceeds of $147.7 million. See Note 11.

Operating Strategy — Experienced Management Team with Proven Track Record

Our senior management team has decades of experience in the real estate industry. We have capitalized on our expertise in the acquisition, development/redevelopment, leasing and management of retail real estate by creating value through property development/redevelopment, re-tenanting and establishing joint ventures, such as the Funds, in which we earn, in addition to a return on our equity interest, promotes, priority distributions and fees.

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

INVESTING ACTIVITIES

See Item 2. Properties for a description of the properties in our Core and Fund portfolios. See "Significant Developments" under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of our consolidated and unconsolidated acquisitions, dispositions and financing activity for the year ended December 31, 2021.

Core Portfolio

Our Core Portfolio consists primarily of high-quality street retail and urban assets, as well as suburban properties located in high-barrier-to-entry, trade areas.

As we typically hold our Core Portfolio properties for long-term investment, we review our portfolio and implement programs to renovate and re-tenant targeted properties to enhance their market position. This in turn is expected to strengthen the competitive position of our leasing department to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing properties with greater potential for capital appreciation.

Funds

Our Fund investments consist primarily of suburban shopping centers and urban retail assets on a limited-term, high-yield basis structured as wholly-owned or jointly-owned investments.

Structured Finance Program

We also make investments in first mortgages and other notes receivable collateralized by real estate, (which we refer to as our Structured Finance Program) either directly or through entities having an ownership interest therein.

Development and Redevelopment Activities

As part of our investing strategy, we invest in real estate assets that may require significant development. In addition, certain assets may require redevelopment to meet the demand of changing markets. As of December 31, 2021, there were two Fund and one Core Portfolio development projects and four Core Portfolio redevelopment projects. During the year ended December 31, 2021, we placed a portion of a Fund development property and one Core redevelopment property into service and placed one Core property into redevelopment. See Item 2. Properties—Development Activities and Note 3.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL LAWS

We are subject to federal, state and local laws and regulations, including environmental laws and regulations. As of the date of this Report, we do not expect the cost of compliance with such laws and regulations to have a material impact on our capital expenditures, earnings or competitive position. see “Item 1A. Risk Factors — Risks Related to Litigation, Environmental Matters and Governmental Regulation".

We may be liable for the costs of removal or remediation of certain hazardous or toxic substances at our property sites, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at our properties. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of such substances, or the failure to properly dispose of or remove such substances, may adversely impact our ability to sell or rent an affected property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

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

As of December 31, 2021, we had 123 employees, of whom 102 were located at our executive office and 21 were located at regional property management offices. During 2021, our total turnover rate was approximately 11%. None of our employees are covered by collective bargaining agreements and management believes that its relationship with employees is good.

Diversity, Equity and Inclusion

Diversity, equity and inclusion (“DEI”) are fundamental values of our business. We believe that our potential for success is maximized by having a diverse workforce that is reflective of our society and the communities we serve.

As of December 31, 2021, women represent 55% of our employees, 34% of our management-level positions and 25% of the independent trustees on our Board, and racially and ethnically diverse individuals represent 23% of our employees, 21% of our management-level positions, and 13% of the independent trustees on our Board.

Our DEI Program is focused on fostering a professional environment that fully embraces individuals with varied backgrounds, cultures, races, identities, ages, perspectives, beliefs and values. The four pillars of our DEI Program are awareness, acknowledgment, acceptance and advancement, and our mission is to raise awareness of systemic inequities and promote initiatives to dismantle any such inequities. Through education and awareness – including compulsory unconscious bias training for all employees conducted in 2020 – we are working to establish a corporate culture that is characterized by respect and acceptance. We believe that we have an individual and institutional responsibility to observe, promote and protect DEI principles. As part of our commitment to promoting DEI principles, we signed the CEO Action for Diversity & Inclusion pledge in 2020.

We are committed to providing equal employment opportunities without regard to any actual or perceived characteristic protected by applicable local, state or federal laws, rules or regulations.

Employee Engagement

In 2021, we invited our employees to participate in an external employee satisfaction survey and achieved a 91% response rate. Our overall satisfaction score was 94% and our employee engagement score was 84%.

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

We adopted a “people first” approach to prioritize the safety and well-being of our employees in response to the COVID-19 pandemic. Effective March 20, 2020, we closed our offices and our employees successfully transitioned to working from their homes. Effective June 29, 2020, we have reopened our main office and have put robust protocols in place for protecting our employees against the spread of the COVID-19 virus that include UV sanitation lighting in restrooms and mandatory temperature screening for employees at entrances. To support our employees in the transition to remote work, we provided employees with the technology and training required to work from home and implemented video conferencing to maintain lines of communication across the organization. Further, we enhanced our benefit offerings by implementing an assistance program for employees and their families that includes, among other features, short-term counseling and limited legal and financial services at no cost to our employees or their families. We also provided employees with additional information on available resources to support mental health and emotional well-being and implemented wellness initiatives such as virtual meditation and yoga.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

Achievements and Initiatives

We believe that responsible environmental and social stewardship and responsible corporate governance are an essential part of our mission to build a successful business and create long-term value for our company and our stakeholders. We have established both ESG and human rights policies. We have a multi-disciplinary ESG Committee, including several senior executives, steering our ESG Program, which is overseen by our Nominating and Corporate Governance Committee. Below are some highlights of our commitment to ESG principles.

Environmental Sustainability

We are committed to understanding the environmental impact of our operations and promoting environmental sustainability while maintaining high standards for our company and our stakeholders. We have undertaken numerous green initiatives, including the following:

•
LED Lighting and Smart Lighting Controls. Since 2014, we have been working to upgrade lighting within the parking lots and common areas of our properties to high efficiency LED lighting and to install smart lighting controls to ensure lights are on only when necessary. All existing properties and newly-purchased assets are evaluated to determine their suitability for such upgrades. LED lighting and smart lighting controls upgrades are expected to reduce the energy consumption and operational costs of our properties.
•
Renewable Energy. While we will prioritize the minimization of our energy consumption, for the consumption we cannot reduce, our goal is to procure green energy for a minimum of 50% of the electricity used to power landlord-controlled common areas within the deregulated energy markets in our portfolio by the end of 2023. We are actively exploring the installation of solar projects and battery storage pods at select locations within our portfolio, which would promote renewable energy while providing our properties with an additional income stream from project leases.
•
Electric Vehicle Charging Stations. Many of our properties are in mixed-use, urban centers that are highly walkable or bikeable and provide access to public transit and bike racks on site. In locations where personal vehicles are necessary, we seek to provide options for electric vehicles (“EVs”), fuel-efficient vehicles, or carpools. We recognize the shift in personal vehicle transportation towards EVs and its positive impact on reducing greenhouse gas emissions. We expect EV charging stations to be an important amenity for our tenants and their employees and customers in the years to come.
•
Energy-Saving Roofs. In select locations, we reduce the energy consumption of our properties through the use of white roofs that reflect sunlight to reduce heat buildup and lower the cooling needs of a building in hotter months. As of December 31, 2021, approximately 52% of our properties had white reflective roofs and 17% had at least a partially white roof. An additional 2% had green/living roofs that collect rainwater and provide better insulation to our properties
•
Climate Change. We are aware of the risk climate change presents to real estate investments generally and of the importance of developing a resilient portfolio in this regard. For standing investments, we analyze climate-related risks and we consider any identified risks as part of our Enterprise Risk Management and budgeting and capital improvements processes. Climate-related risks are also assessed as part of the due diligence process for acquisitions. Understanding the climate change risk in our portfolio enables us to implement mitigation measures, such as increased insurance and physical measures such as waterproofing systems, as necessary.
•
Water Conservation. We recognize the importance of reducing water consumption to mitigate burdens on the water supply and municipal wastewater systems, as well as to reduce the costs of operating our properties. Our water management program focuses on monitoring and reducing common area water consumption, while encouraging best water management practices by our tenants. We leverage technology to track, visualize and analyze our water consumption to identify and decrease excessive use. A majority of our properties benefit from the use of a landscape design focused on drought-resistant, native, pollinator-friendly plantings that save water. For substantially all of our properties with landlord-controlled irrigation, our goal is to install smart irrigation systems with features like rain sensors, to ensure the irrigation is turned on only when necessary, by the end of 2022. As of December 31, 2021, 88% of our eligible properties have smart irrigation systems. Through the use of submeters at our properties, as of December 31, 2021, we provided over 600 of our retail tenants with visibility into their water consumption and a financial incentive to decrease their consumption, thereby guiding our tenants towards sustainable practices and operational cost savings.
•
Green Leasing. In late 2020, we introduced a “green” clause into our standard form of retail lease to align tenant and landlord interests in promoting the sustainability of our properties.
•
Corporate Office Initiatives. Our sustainable practices extend to our corporate offices where we have adopted energy reduction, waste management and water conservation initiatives. These initiatives include, for example, installing LED lighting and automatic occupancy sensors for lighting and equipment, recycling programs, implementing electronic communication systems for tenant billing, and using low-flow faucets. Our corporate headquarters are easily accessible by public transit due to their close proximity to two train stations, helping to reduce air pollution and greenhouse gas emissions from employee travel. As a result of sustainability efforts made at our corporate headquarters, we were awarded the Outstanding Achievement in Land Use Award by the Green Business Partnership in 2019.

Social

DEI are fundamental values of our business. For additional details regarding our DEI Program, as well as employee engagement, employee training and development, and employee health and wellness initiatives, see Item 1. Human Capital.

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

Recognizing the impact of the COVID-19 pandemic on our communities, we have engaged in various philanthropic and community-focused activities, including sponsoring meals for frontline workers, donating space at certain of our centers for the collection and distribution of personal protective equipment for healthcare providers, and making a monetary donation to a public hospital in New York City. In addition, we have engaged with our tenants on a regular basis throughout the pandemic to offer assistance such as appropriate modifications to lease agreement terms, where possible, and accommodating requests for tenant outdoor seating and curbside pickup areas. For additional details on the impact of the COVID-19 pandemic on our tenants and our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We strive to respect and promote human rights in accordance with the UN Guiding Principles on Business and Human Rights. We support freedom of association as proclaimed in the Universal Declaration of Human Rights.

Governance

We are dedicated to maintaining a high standard for corporate governance predicated on integrity, ethics, diversity and transparency. All of our board members stand for re-election every year. We seek to maintain a diverse board primarily comprised of independent trustees who represent a mix of varied experience, backgrounds, tenure and skills to ensure a broad range of perspectives is represented. In 2021, our Nominating and Corporate Governance Committee formally committed in its charter to seek to include candidates with a diversity of race, ethnicity and gender in the pool from which it selects trustee candidates. As of December 31, 2021, two of our eight independent trustees are female and one independent trustee represents racial and ethnic diversity. We have been rated in the 50/50 Women on Boards (formerly known as 2020 Women on Boards) gender diversity directory for two consecutive years.

Additionally, we regularly monitor developments in the area of corporate governance and seek to enhance our corporate governance structure based upon a review of new developments and recommended best practices, taking into account investor feedback. We believe that sound corporate governance strengthens the accountability of our board and management, and promotes the long-term interests of our shareholders. Governance highlights include: opt-out of the board self-classification provisions of Subtitle 8; no shareholder rights plan; annual election of trustees; majority voting standard for trustees with resignation policy if majority is not achieved; independent and diverse board with a lead independent trustee; regular succession planning; risk oversight by full board and committees; claw-back, anti-hedging and anti-pledging policies; annual Say-on-Pay vote; and shareholders’ ability to call a special meeting.

Our Corporate Governance Guidelines and associated policies mandate an elevated level of excellence from our company, the Board and management. Through transparency, alignment of interests, and removal of potential conflicts of interests, we ensure that our decisions and actions advance the interests of our shareholders, employees and other stakeholders.

COMPANY WEBSITE

All of our filings with the Securities and Exchange Commission (the "SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, are available at no cost on the Investors page of our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. These filings can also be accessed through the Securities and SEC’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings, including this Report, at no cost upon request addressed to Investor Relations at Acadia Realty Trust, 411 Theodore Fremd Avenue, Suite 300, Rye, NY 10580, phone number (914) 288-8100 or email investorrelations@acadiarealty.com.

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

The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Report.

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

Our board of trustees (the “Board”), adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy.” Copies of these documents are available in the Investors – Corporate Governance page of our website at www.acadiarealty.com. We will disclose future amendments to, or waivers from (with respect to our senior executive financial officers), our Code of Business Conduct and Ethics on our website within four business days following the date of such amendment or waiver. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Report.

ITEM 1A. RISK FACTORS.

Set forth below are the risk factors that we believe are material to our investors. You should carefully consider these risk factors, together with all of the other information included in this Report, including our consolidated financial statements and related notes thereto, before you decide whether to make an investment in our securities. The occurrence of any of the following risks could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders. In such case, the trading price of our Common Shares could decline, and you may lose all or a significant part of your investment. This section includes or refers to certain forward-looking statements. See “Special Note Regarding Forward-Looking Statements”.

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

RISKS RELATED TO OUR BUSINESS, OUR PROPERTIES AND OUR TENANTS

Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 Pandemic, had had and could continue to have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.

Epidemics, pandemics or other public health crises, including the current COVID-19 Pandemic, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and an epidemic, pandemic or other public health crisis may decrease customer willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from frequenting, our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases. Such restrictions may also affect customer behavior longer term by, among others, creating a preference for e-commerce. As of December 31, 2021, we collected approximately 98% and 94% of Core Portfolio and Fund Portfolio pre-COVID billings (original contract rents without regard to deferral or abatement agreements excluding the impact of any security deposits applied against tenant accounts), respectively, for the fourth quarter 2021 compared to 91% and 82% for the fourth quarter of 2020. We have negotiated rent concessions with selected tenants during 2021 and 2020 (Note 12).

Moreover, the ongoing COVID-19 Pandemic and restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•
the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant;
•
anticipated returns from development and redevelopment projects, which were previously temporarily suspended;
•
to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices,

•
macroeconomic conditions, such as a disruption of or lack of access to the capital markets as well as a potential decline in our share price;
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

While the U.S. economy has shown signs of improvement compared to fiscal year 2020 and the use of vaccines has alleviated COVID-19 restrictions, the spread of new COVID-19 virus strains is likely to pose additional challenges. Accordingly, developments around the COVID-19 Pandemic preclude prediction as to its ultimate economic, political and social impact, and may continue to present material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described herein.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of 20 key tenants which occupy space at more than one property and collectively account for approximately 21.0% of our consolidated revenue. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See “Item 2. Properties—Major Tenants” for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

Certain of our properties are supported by “anchor” tenants. Anchor tenants pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a tenant with comparable consumer attraction, could adversely affect the rest of the property primarily through the loss of customer drawing power. This can also occur through the exercise of the right that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term (“going dark”), such as the case of the departure of a “shadow” anchor tenant that is owned by another landlord. In addition, in the event that certain anchor tenants cease to occupy a property, such an action results in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property, also known as “co-tenancy.” Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See “Item 2. Properties—Major Tenants”.

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

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See “Item 2. Properties—Lease Expirations” for additional information regarding the scheduled lease expirations in our portfolio.

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

A decrease in the demand for retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies and bankruptcy incidence, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through the Internet. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could adversely affect our financial condition, cash flows, results of operations, the trading price of our Common Shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

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

While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “bricks and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market because of the illiquid nature of real estate our occupancy levels and financial results could suffer. See the Risk Factor entitled, “Our ability to change our portfolio is limited because real estate investments are illiquid” below.

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

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 36.5% and 28.0% of the annual base rents within our Core Portfolio, respectively, and 16.9% and 2.6% of annual base rents within our Funds, respectively. In addition, our Funds derive 30.2% of their annual base rents in the Southeast region of the United States. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, occur in these areas.

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

Developments and acquisitions may fail to perform as expected, which could adversely affect our results of operations.

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

Although we have historically used moderate levels of leverage, we have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2021, our outstanding indebtedness was $1,819.7 million, of which $780.9 million was variable-rate indebtedness.

None of our Declaration of Trust, our bylaws or any policy statement formally adopted by our Board limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased debt service requirements and a higher risk of default on our debt obligations. This in turn could adversely affect our financial condition, cash flows and ability to make distributions to our shareholders.

Although approximately 57.1% of our outstanding debt has fixed or effectively fixed interest rates, we also borrow funds at variable interest rates. Variable-rate debt exposes us to changes in interest rates, which could cause our borrowing costs to rise and may limit our ability to refinance debt. Interest expense on our variable-rate debt as of December 31, 2021 would increase by approximately $7.8 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we sought additional variable-rate financing based on pricing and other commercial and financial terms. We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

In 2017, U.K. regulators announced the discontinuation of LIBOR after December 2021. While U.S. official guidance states that there should be no new LIBOR trading after December 31, 2021, USD LIBOR will continue to be published until June 2023.

Additionally, U.S. regulators identified the Secured Overnight Financing Rate (“SOFR”) as their preferred alternative to USD LIBOR in derivatives and other financial contracts. We have contracts indexed to LIBOR and are monitoring and evaluating the risks related to potential discontinuation of LIBOR, including transitioning contracts to a new alternative rate and any resulting value transfer that may occur. When USD LIBOR is discontinued, the interest rates of our LIBOR-indexed debt following such event will be based on either alternate base rates, such as SOFR, or agreed upon replacement rates. While the discontinuation of USD LIBOR would not affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates and/or payments under our debt agreements. Additionally, adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs to the Company.

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

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations and the trading price of our Common Shares. Additionally, certain proceedings or the resolution of certain proceedings may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. See Item 3 — Legal Proceedings and Notes to Consolidated Financial Statements as updated by our subsequent filings with the SEC, for pending litigation, if any.

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

Our Board may determine to change our investment and financing policies or objectives, our growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies. Our Board may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or the concentration of investments in any one geographic region. Although our Board has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, the results of decisions made by our Board as implemented by management may or may not serve the interests of all of our shareholders and could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders.

Concentration of ownership by certain investors.

As of December 31, 2021, six institutional shareholders own 5% or more individually, and 57.4% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT for U.S. federal income tax purposes (due to certain “look-through provisions”), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us. Additionally, our Board may, in its sole discretion, waive or modify the 9.8% Common Shares ownership limit in our Declaration of Trust with respect to one or more persons if it is satisfied that ownership in excess of the limit will not jeopardize our qualification as a REIT for U.S. federal income tax purposes. From time to time, we have entered into waivers with certain institutional investors, subject to certain representations from such investors, including that the common Shares held by the investors will be held in the ordinary course of business and not with the purpose or effect of changing or influencing control of us.

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

Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are taxed at ordinary income rates as opposed to the capital gain rates. Pursuant to section 199A of the Code, from 2018 through 2025, certain REIT shareholders will be permitted to deduct 20% of ordinary REIT dividends received. Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in

REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which may negatively impact the trading prices of our securities.

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
•
Remediation costs that may include liability for stolen assets or information and repairing system damage, as well as incentives offered to customers, tenants or other business partners in an effort to maintain business relationships;
•
Loss of revenues resulting from unauthorized use of proprietary information;
•
Cost to deploy additional protection strategies, training employees and engaging third party experts and consultants;

•
Reputational damage adversely affecting investor and tenant confidence; and
•
Costly litigation.

The control environment for cyber security is an ever changing risk landscape across the entire attack surface which includes risks from on-premise, cloud infrastructure, software as a service and mobile applications. While we attempt to mitigate these risks by employing a number of measures, including a dedicated IT team, employee training and background checks, maintenance of backup systems, utilization of third-party service providers to provide redundancy over multiple locations, and comprehensive monitoring of our networks and systems along with purchasing cyber security insurance coverage, our systems, networks and services remain potentially vulnerable to advanced threats.

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

Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and, most recently, the novel coronavirus (COVID-19), may increase as international travel continues to rise and could adversely impact our business by interrupting our tenants’ business, supply chains and transactional activities, disrupting travel, and negatively impacting local, national or global economies.

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

Increased scrutiny and changing expectations from investors, tenants, employees, and others regarding our ESG practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, tenants, employees, and other stakeholders have begun to focus increasingly on ESG practices and to place increasing importance on the implications and social cost of their investments, business decisions and consumer choices. For example, an increasing number of investment funds focus on positive ESG practices and sustainability scores when making an investment decision. In addition, investors, particularly institutional investors, use ESG practices and scores to benchmark companies against their peers and if a company is perceived as lagging, such investors may engage with a company to improve ESG disclosure or performance and may also make voting decisions on this basis. Given this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, tenant, or employee expectations, which continue to evolve, our reputation and tenant and employee retention may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitoring, reporting and implementing various ESG practices. Our failure, or perceived failure, to meet the goals and objectives we set in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, tenant and employee retention, and access to capital.

We identified a material weakness in our internal control over financial reporting related to the Restatement described in the Explanatory Note to this Annual Report on Form 10-K. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports. Management identified a deficiency in internal control over financial reporting as of December 31, 2021 and determined that the Company did not maintain effective internal control over financial reporting because of an error in accounting treatment at the time of formation related to the improper consolidation of two investments that are less-than-wholly-owned through the Company’s opportunity funds. As a consequence, these two Fund Investments, which were formed in 2012 and 2013, have been adjusted from consolidated investments to investments in unconsolidated affiliates within the restated financial statements included within this Annual Report. See Item 9A, “Controls and Procedures”, in this Annual Report on Form 10-K for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.

We reached a determination to restate certain of our previously issued consolidated financial statements as a result of the identification of accounting errors in previously issued financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note to this Annual Report on Form 10-K, management and the Audit Committee, in consultation with BDO, reached a determination to restate the Company’s previously issued financial statements and the audit reports thereon, as of and for the years ended December 31, 2020 and 2019, and as of and for each of the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020, September 30, 2021 and 2020, and December 31, 2020. The Restatement also included corrections for certain immaterial unrecorded adjustments in the Company’s previously issued financial statements. The Restatement may affect investor confidence in the accuracy of our financial disclosure and may raise reputational risks for our business, both of which could harm our business and financial results.

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

As of December 31, 2021, our Core Portfolio consisted of 128 operating properties in totaling approximately 5.6 million square feet (or 5.2 million at our pro rata share) of gross leasable area (“GLA”) excluding four properties under redevelopment and one property in development. The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 1,000 to 800,000 square feet and as of December 31, 2021, were 88.3% occupied and 92.2% leased (or 90.0% occupied and 93.2% leased at our pro rata share), excluding properties under development or redevelopment.

As of December 31, 2021, we owned and operated 51 properties totaling approximately 7.9 million square feet in total (or 1.6 million square feet at our pro rata share) of GLA in our Funds, excluding two properties under development. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 18 states and the District of Columbia and, as of December 31, 2021, were 88.2% occupied and 91.5% leased (or 87.7% occupied and 91.6% leased at our pro rata share), excluding the properties under development.

Within our Core Portfolio and Funds, we had more than 1,100 retail leases as of December 31, 2021. A significant portion of our rental revenues are from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. An insignificant portion of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents, which we refer to as percentage rents. Minimum rents and expense reimbursements accounted for substantially all of our total revenues for the year ended December 31, 2021.

Six of our Core Portfolio properties and two of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all of these locations.

No individual property or tenant contributed in excess of 10% of our total revenues for the years ended December 31, 2021, 2020 or 2019. See Note 8 for information on the mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our Core properties at December 31, 2021:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot

STREET AND URBAN RETAIL
Chicago Metro
664 N. Michigan Avenue	Tommy Bahama, Ann Taylor Loft	2013	100.0%	18,141	100.0%	100.0%	$3,282,187	$180.93
840 N. Michigan Avenue	H & M, Verizon Wireless	2014	88.4%	87,135	100.0%	100.0%	8,450,630	96.98
Rush and Walton Streets Collection (6 properties)	Lululemon, BHLDN, Reformation, Sprinkles	2011 2012	100.0%	40,384	88.2%	88.2%	6,750,144	189.58
651-671 West Diversey	Trader Joe's, Urban Outfitters	2011	100.0%	46,259	86.2%	86.2%	1,574,714	39.50
Clark Street and W. Diversey Collection (4 properties)	Starbucks	2011 2012	100.0%	53,277	64.6%	68.3%	1,399,585	40.64
Halsted and Armitage Collection (13 properties)	Serena and Lily, Bonobos, Allbirds Warby Parker, Marine Layer, Kiehl's	2011 2012 2019 2020	100.0%	52,804	91.2%	95.7%	2,335,749	48.52
North Lincoln Park Chicago Collection (6 properties)	Champion, Carhartt	2011 2014	100.0%	49,921	63.5%	63.5%	942,020	29.70
State and Washington	Nordstrom Rack, Uniqlo	2016	100.0%	78,771	100.0%	100.0%	3,346,235	42.48
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,430,000	52.22
North and Kingsbury	Old Navy	2016	100.0%	41,791	68.9%	100.0%	1,153,437	40.08
Concord and Milwaukee	—	2016	100.0%	13,105	100.0%	100.0%	437,248	33.36
California and Armitage	—	2016	100.0%	18,275	70.6%	70.6%	680,594	52.79
Roosevelt Galleria	Petco, Vitamin Shoppe	2015	100.0%	37,995	47.7%	47.7%	613,881	33.86
Sullivan Center	Target, DSW	2016	100.0%	176,181	95.4%	95.4%	6,427,349	38.26
				741,424	86.6%	89.2%	$38,823,773	$60.46
New York Metro
Soho Collection (11 properties)	Faherty, ALC Stone Island, Taft, Frame, Theory	2011 2014 2019 2020	100.0%	35,035	75.8%	75.8%	8,201,107	308.89
5-7 East 17th Street	—	2008	100.0%	9,536	0.0%	0.0%	—	—
200 West 54th Street	—	2007	100.0%	5,862	78.2%	78.2%	1,284,894	280.42
61 Main Street	—	2014	100.0%	3,470	100.0%	100.0%	303,798	87.55
181 Main Street	TD Bank	2012	100.0%	11,514	100.0%	100.0%	980,044	85.12
4401 White Plains Road	Walgreens	2011	100.0%	12,964	100.0%	100.0%	625,000	48.21
Bartow Avenue	—	2005	100.0%	14,590	80.0%	80.0%	368,873	31.59
239 Greenwich Avenue	Betteridge Jewelers	1998	75.0%	16,553	100.0%	100.0%	1,741,068	105.18
252-256 Greenwich Avenue	Veronica Beard, The RealReal, Blue Mercury	2014	100.0%	7,986	100.0%	100.0%	846,873	106.04
2914 Third Avenue	Planet Fitness	2006	100.0%	40,603	73.9%	100.0%	768,172	25.60
868 Broadway	Dr. Martens	2013	100.0%	2,031	100.0%	100.0%	838,855	413.03
313-315 Bowery (b)	John Varvatos, Patagonia	2013	100.0%	6,600	100.0%	100.0%	527,076	79.86
120 West Broadway	HSBC Bank	2013	100.0%	13,838	79.8%	100.0%	2,052,536	185.94
2520 Flatbush Avenue	Bob's Disc. Furniture, Capital One	2014	100.0%	29,114	100.0%	100.0%	1,175,271	40.37
991 Madison Avenue	Vera Wang, Gabriella Hearst	2016	100.0%	7,513	91.1%	91.1%	2,919,899	426.45
Shops at Grand	Stop & Shop (Ahold)	2014	100.0%	99,685	100.0%	100.0%	3,335,738	33.46
Gotham Plaza	Bank of America, Footlocker	2016	49.0%	25,922	83.4%	91.5%	1,521,808	70.42
				342,816	88.2%	92.7%	27,491,012	90.96
Los Angeles Metro
Melrose Place Collection	The Row, Chloe, Oscar de la Renta	2019	100.0%	14,000	100.0%	100.0%	2,583,061	184.50
				14,000	100.0%	100.0%	2,583,061	184.50
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	TD Bank	2012	100.0%	20,669	58.7%	58.7%	781,727	64.46
14th Street Collection	—	2021	100.0%	19,461	100.0%	100.0%	1,291,240	66.35

Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667	93.4%	100.0%	1,757,107	32.61
M Street and Wisconsin Corridor (26 Properties) (c)	Lululemon, CB2 Rag and Bone, The Reformation	2011 2016 2019	24.8%	242,562	72.6%	72.6%	11,660,223	66.17
				340,359	76.9%	78.0%	15,490,297	59.20
Boston Metro
330-340 River Street	Whole Foods	2012	100.0%	54,226	100.0%	100.0%	1,320,045	24.34
165 Newbury Street	Starbucks	2016	100.0%	1,050	100.0%	100.0%	294,632	280.60
				55,276	100.0%	100.0%	1,614,677	29.21

Total Street and Urban Retail				1,493,875	85.4%	88.0%	$86,002,820	$67.44

Acadia Share Total Street and Urban Retail				1,280,488	87.5%	90.1%	$75,590,607	$67.48

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Walgreens, Lidl	1998	100.0%	143,910	79.3%	87.1%	2,977,028	26.08
Marketplace of Absecon	Walgreens, Dollar Tree	1998	100.0%	104,556	92.2%	92.2%	1,431,609	14.85

New York
Village Commons Shopping Center	—	1998	100.0%	87,128	96.1%	98.1%	2,860,744	34.15
Branch Plaza	LA Fitness, The Fresh Market	1998	100.0%	123,345	94.7%	98.8%	3,240,432	27.74
Amboy Center	Stop & Shop (Ahold)	2005	100.0%	63,290	86.1%	86.1%	1,858,892	34.12
.	LA Fitness	2007	100.0%	55,000	100.0%	100.0%	1,485,287	27.01
Crossroads Shopping Center	HomeGoods,Pet- Smart	1998	49.0%	311,794	49.8%	84.5%	5,401,920	34.82
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	258,701	95.2%	95.2%	2,237,910	9.09
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363	100.0%	100.0%	1,815,000	18.84
Bedford Green	Shop Rite, CVS	2014	100.0%	90,589	75.1%	75.1%	2,363,423	34.75

Connecticut
Town Line Plaza (d)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,089	100.0%	100.0%	1,900,191	17.47

Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021	100.0%	100.0%	1,450,268	11.15
Crescent Plaza	Home Depot, Shaw's (Supervalu)	1993	100.0%	218,148	96.0%	96.0%	2,036,176	9.72
201 Needham Street	Michael's	2014	100.0%	20,409	100.0%	100.0%	646,965	31.70
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505	100.0%	100.0%	1,490,575	36.80

Vermont
The Gateway Shopping Center	Shaw's (Supervalu)	1999	100.0%	101,474	98.6%	98.6%	2,175,331	21.75

Illinois
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	98,962	96.4%	97.8%	1,252,645	13.13

Indiana
Merrillville Plaza	Room Place, Jo-Ann Fabrics, TJ Maxx	1998	100.0%	236,134	78.3%	78.8%	2,670,678	14.45

Michigan
Bloomfield Town Square	HomeGoods, TJ Maxx	1998	100.0%	234,920	76.7%	97.7%	3,042,388	16.88

Delaware
Town Center and Other (2 properties)	Lowes, Bed Bath & Beyond, Target	2003	100.0%	800,063	94.0%	94.0%	12,735,493	16.94
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	97.4%	100.0%	3,157,072	31.77
Naamans Road	—	2006	100.0%	19,850	30.1%	30.1%	433,785	72.60

Pennsylvania
Mark Plaza	Kmart	1993	100.0%	106,856	100.0%	100.0%	246,274	2.30
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	909,901	5.82
Chestnut Hill	—	2006	100.0%	36,492	100.0%	100.0%	954,833	26.17
Abington Towne Center (e)	Target, TJ Maxx	1998	100.0%	216,871	100.0%	100.0%	1,308,178	22.08

Total Suburban Properties	4,059,796	89.3%	93.8%	$62,082,998	$18.26

Acadia Share Total Suburban Properties	3,900,781	91.0%	94.2%	$59,328,019	$17.89

Total Core Properties	5,553,671	88.3%	92.2%	$148,085,818	$31.66

Acadia Share Total Core Properties	5,184,838	90.0%	93.2%	$134,918,626	$30.40

a)
Excludes properties under development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space that is currently leased, but for which rent payment has not yet commenced as of December 31, 2021 (other than under “Leased Occupancy). Residential and office GLA are excluded.
b)
Represents the annual base rent paid to the Company pursuant to a master lessee and does not reflect the rent paid by the retail tenants at the property.
c)
Excludes 94,000 square feet of office GLA.
d)
Anchor GLA includes a 97,300 square foot Wal-Mart store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
e)
Anchor GLA includes a 157,616 square foot Target store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Fund properties at December 31, 2021:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot

Fund II Portfolio Detail
New York
City Point	Target, Alamo Drafthouse	2007	26.7%	541,070	50.0%	74.1%	$9,453,208	$34.94
Total - Fund II				541,070	50.0%	74.1%	$9,453,208	$34.94

Fund III Portfolio Detail
New York
640 Broadway	Swatch	2012	15.5%	4,637	76.3%	91.6%	$895,245	$252.90
Cortlandt Crossing	ShopRite, HomeSense	2012	24.5%	122,226	87.0%	95.1%	2,988,753	28.12
Total - Fund III				126,863	86.6%	95.0%	$3,883,998	$35.36

Fund IV Portfolio Detail
New York
801 Madison Avenue	─	2015	23.1%	2,522	—%	—%	$—	$—
210 Bowery	─	2012	23.1%	2,538	—%	—%	—	—
27 East 61st Street	─	2014	23.1%	4,177	—%	—%	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	100.0%	100.0%	2,087,557	247.58
1035 Third Avenue (b)	─	2015	23.1%	7,634	100.0%	100.0%	1,162,553	152.29
New Jersey
Paramus Plaza	Ashley Furniture, Marshalls	2013	11.6%	153,494	100.0%	100.0%	3,233,834	21.07
Massachusetts
Restaurants at Fort Point	─	2016	23.1%	15,711	100.0%	100.0%	1,030,234	65.57
Pennsylvania
Dauphin Plaza	Price Rite, Ashley Furniture	2016	23.1%	215,735	92.2%	93.3%	1,911,873	9.61
Mayfair Shopping Center	Planet Fitness, Dollar Tree	2016	23.1%	115,411	94.7%	94.7%	1,912,416	17.50
Rhode Island
650 Bald Hill Road	Dick's Sporting Goods, Burlington Coat Factory	2015	20.8%	160,448	85.4%	85.4%	2,025,172	14.79
Virginia
Promenade at Manassas	Home Depot	2013	22.8%	280,760	99.6%	100.0%	3,632,158	12.99
Delaware
Eden Square	Giant Food, LA Fitness	2014	22.8%	229,936	89.7%	91.0%	3,121,691	15.14
Illinois
Lincoln Place	Kohl's, Marshall's, Ross	2017	23.1%	272,060	95.6%	95.6%	3,059,622	11.77
Georgia
Broughton Street Portfolio (13 properties)	H&M, Lululemon, Kendra Scott, Starbucks	2014	23.1%	96,331	86.3%	88.4%	2,953,649	35.54
North Carolina
Wake Forest Crossing	Lowe's, TJ Maxx	2016	23.1%	202,325	97.6%	99.6%	3,096,528	15.68
California
146 Geary Street	─	2015	23.1%	11,436	—%	—%	—	—
Union and Fillmore Collection (3 properties)	Eileen Fisher, Bonobos	2015	20.8%	7,148	66.7%	77.9%	524,919	110.16
Total - Fund IV				1,786,098	93.0%	93.8%	$29,752,206	$17.91

Fund V Portfolio Detail
New Mexico
Plaza Santa Fe	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,152	97.3%	97.3%	$3,890,540	$17.83
Michigan
New Towne Plaza	Kohl's, Jo-Ann's, DSW	2017	20.1%	193,446	97.6%	97.6%	2,349,445	12.44
Fairlane Green	TJ Maxx, Michaels, Bed Bath & Beyond	2017	20.1%	270,151	80.3%	80.3%	4,374,514	20.17
Maryland
Frederick County (2 properties)	Kohl's, Best Buy, Ross Dress for Less	2019	18.1%	531,101	87.4%	88.0%	6,678,463	14.39
Connecticut
Tri-City Plaza	TJ Maxx, HomeGoods	2019	18.1%	302,888	90.4%	90.4%	3,991,187	14.58
New Jersey
Midstate	ShopRite, Best Buy, DSW, PetSmart	2021	—	385,116	83.8%	83.8%	6,605,480	20.47
Pennsylvania
Monroe Marketplace	Kohl's, Dick's Sporting Goods, Giant Food	2021	23.1%	371,652	98.8%	100.0%	4,109,789	11.19
Rhode Island

Lincoln Commons	Stop and Shop, Marshalls, HomeGoods	2019	20.1%	462,021	82.3%	90.2%	5,037,955	13.25
Virginia
Landstown Commons	Best Buy, Bed Bath & Beyond, Ross Dress for Less	2019	20.1%	404,808	84.2%	91.6%	7,294,784	21.40
Florida
Palm Coast Landing	TJ Maxx, PetSmart, Ross Dress for Less	2019	20.1%	171,799	96.3%	98.6%	3,350,746	20.26
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's	2017	20.1%	380,565	98.3%	100.0%	4,599,468	12.30
Alabama
Trussville Promenade	Wal-Mart, Regal Cinemas	2018	20.1%	463,681	95.4%	95.4%	4,467,562	10.10
Georgia
Canton Marketplace	Dick's, TJ Maxx, Best Buy	2021	23.1%	351,978	87.9%	89.1%	5,296,217	17.11
Hiram Pavilion	Kohl's, HomeGoods	2018	20.1%	362,675	98.6%	100.0%	4,336,661	12.12
California
Elk Grove Commons	Kohl's, HomeGoods	2018	20.1%	242,078	92.6%	97.0%	4,717,908	21.04
Utah
Family Center at Riverdale	Target, Sportman's Warehouse	2019	18.0%	372,061	85.9%	85.9%	3,335,015	10.43
Total - Fund V				5,490,172	90.4%	92.4%	$74,435,734	$14.99

TOTAL FUND PROPERTIES				7,944,203	88.2%	91.5%	117,525,146	$16.77
Acadia Share of Total Fund Properties				1,588,012	87.7%	91.6%	$23,449,602	$16.84

a)
Excludes properties under development, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, but for which rent payment has not yet commenced other than “leased occupancy. Residential and office GLA are excluded.
b)
Property also includes 12,371 square feet of 2nd floor office space and a 29,760 square-foot parking garage (131 spaces).

Major Tenants

No individual retail tenant accounted for more than 5.3% of total Core Portfolio and Fund base rents for the year ended December 31, 2021, or occupied more than 6.9% of total Core Portfolio and Fund leased GLA as of December 31, 2021. The following table sets forth certain information for our 20 largest retail tenants by base rent for leases in place as of December 31, 2021. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties including the Funds (GLA and Annualized Base Rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio (a)	Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	4	465	$8,457	6.9%	5.3%
H&M	2	60	5,140	0.9%	3.2%
Walgreens (b)	7	98	4,086	1.4%	2.6%
Bed, Bath, and Beyond (c)	4	177	3,999	2.6%	2.5%
TJX Companies (d)	25	323	3,889	4.7%	2.5%
Royal Ahold (e)	5	183	3,600	2.7%	2.3%
PetSmart, Inc.	11	95	3,161	1.4%	2.0%
Verizon	4	29	2,793	0.4%	1.8%
Trader Joe's	5	48	2,748	0.7%	1.7%
Lululemon	4	8	2,570	0.1%	1.6%
LA Fitness International LLC	2	100	2,525	1.5%	1.6%
Kohl's	2	201	2,525	3.0%	1.6%
Gap(f)	9	67	2,474	1.0%	1.6%
Fast Retailing (g)	2	32	2,327	0.5%	1.5%
Ulta Salon Cosmetic & Fragrance	12	50	1,983	0.7%	1.3%
Albertsons Companies(h)	2	123	1,981	1.8%	1.3%
Dick's Sporting Goods, Inc	5	128	1,880	1.9%	1.2%
Wakefern Food Corporation (i)	4	78	1,860	1.2%	1.2%
Bob's Discount Furniture	2	69	1,843	1.0%	1.2%
DSW	4	107	1,687	1.6%	1.1%
Total	115	2,441	61,528	36.0%	39.1%

a)
Does not include tenants that operate at only one Company location
b)
Walgreens (5 locations), Rite Aid (2 locations)
c)
Bed Bath and Beyond (3 locations), Christmas Tree Shops (1 location)
d)
TJ Maxx (12 locations), Marshalls (7 locations), HomeGoods (5 locations), HomeSense (1 location)
e)
Stop and Shop (4 locations), Giant (1 location)
f)
Old Navy (8 locations), Banana Republic (1 location)
g)
Uniqlo (1 location), Theory (1 location)
h)
Shaw’s (2 locations)
i)
ShopRite (3 locations), Price Rite (1 location)

Lease Expirations

The following tables show scheduled lease expirations on a pro rata basis for retail tenants in place as of December 31, 2021, assuming that none of the tenants exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	4	$104	0.1%	3	0.1%
2022	43	8,689	6.4%	258	5.8%
2023	69	23,997	17.8%	684	15.5%
2024	59	16,251	12.0%	698	15.8%
2025	65	21,285	15.8%	592	13.4%
2026	73	19,574	14.5%	663	15.0%
2027	33	5,267	3.9%	111	2.5%
2028	36	14,648	10.9%	669	15.2%
2029	28	7,017	5.2%	249	5.6%
2030	19	3,331	2.5%	82	1.9%
2031	21	5,502	4.1%	210	4.8%
Thereafter	30	9,254	6.8%	194	4.4%
Total	480	$134,919	100.0%	4,413	100.0%

Funds

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	12	$71	0.3%	6	0.5%
2022	57	1,035	4.4%	53	3.8%
2023	80	1,744	7.4%	94	6.7%
2024	90	2,678	11.4%	176	12.6%
2025	98	3,541	15.1%	209	15.0%
2026	86	2,100	9.0%	99	7.1%
2027	42	1,376	5.9%	120	8.6%
2028	41	1,809	7.7%	90	6.4%
2029	38	1,784	7.6%	131	9.4%
2030	35	1,102	4.7%	68	4.9%
2031	40	1,548	6.6%	101	7.3%
Thereafter	38	4,662	19.9%	245	17.7%
Total	657	$23,450	100.0%	1,392	100.0%

a)
Base rents do not include percentage rents, additional rents for property expense reimbursements, or contractual rent escalations.
b)
No single market, except as discussed below under Geographic Concentrations, represents a material amount of rent exposure to the Company. Given the diversity of our markets, properties and characteristics of the individual spaces, the Company cannot make any general representations relating to the expiring rents and the rates at which these spaces may be re-leased.

Geographic Concentrations

The following table summarizes our operating retail properties by region, excluding redevelopment properties, as of December 31, 2021. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a,c)	% Occupied (b)	Annualized Base Rent (b, c)	Annualized Base Rent per Occupied Square Foot (c)	GLA	Annualized Base Rent
Core Portfolio:
New York Metro (d)	1,501	86.2%	$49,197	$38.01	28.9%	36.5%
Chicago Metro	731	86.4%	37,843	59.88	14.1%	28.0%
Mid-Atlantic	1,439	95.5%	19,746	16.14	27.8%	14.6%
New England	772	98.7%	11,314	17.00	14.9%	8.4%
Washington D.C. Metro	158	83.4%	7,270	55.16	3.0%	5.4%
Midwest	570	80.8%	6,966	15.13	11.0%	5.2%
Los Angeles Metro	14	100.0%	2,583	184.50	0.3%	1.9%
Total Core Operating Properties	5,185	90.0%	$134,919	$30.40	100.0%	100.0%

Fund Portfolio:
Southeast	2,434	93.3%	$35,396	$15.59	30.7%	30.2%
Northeast	2,560	88.6%	33,303	14.68	32.3%	28.3%
New York Metro	847	64.9%	19,821	36.04	10.7%	16.9%
West	614	88.6%	8,053	14.80	7.7%	6.9%
Midwest	464	87.5%	6,724	16.57	5.8%	5.7%
Mid-Atlantic	511	95.1%	6,754	13.91	6.4%	5.7%
Southwest	224	97.3%	3,891	17.83	2.8%	3.3%
Chicago Metro	272	95.6%	3,060	11.77	3.4%	2.6%
San Francisco Metro	19	25.6%	525	110.16	0.2%	0.4%
Total Fund Operating Properties	7,945	88.2%	$117,527	$16.77	100.0%	100.0%

a)
Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
b)
The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not yet commenced as of December 31, 2021.
c)
The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region.
d)
New York Metro includes the tri-state and surrounding states.

Development and Redevelopment Activities

As part of our strategy, we invest in retail real estate assets that may require significant development. As of December 31, 2021, we had the following development or redevelopment projects in various stages of the development process (dollars in millions):

								Acquisition and Development Costs (a)
Property	Ownership (a)	Location	Estimated Stabilization	Estimated Square Feet Upon Completion	Occupied /Leased Rate	Key Tenants	Description	Incurred (b)	Estimated Future Range			Estimated Total Range
Development:
CORE
1238 Wisconsin	80.0%	Washington DC	2023	29,000	—%	TBD	Redevelopment/addition to existing building with ground level retail, upper floor office and residential units upon completion. Discretionary spend upon securing tenant(s)	$7.8	$24.9	to	$25.7	$32.7	to	$33.5
FUND III
Broad Hollow Commons	100.0%	Farmingdale, NY	TBD	TBD	—%	TBD	Discretionary spend upon securing necessary approvals and tenant(s) for lease up	24.3	25.7	to	35.7	50.0	to	60.0
FUND IV
717 N. Michigan Avenue	100.0%	Chicago, IL	2025	62,000	—%	TBD	Discretionary spend upon securing tenant(s) for lease up	116.5	12.0	to	19.5	128.5	to	136.0
								$148.6	$62.6		$80.9	$211.2		$229.5
Major Redevelopment:
CORE
City Center	100.0%	San Francisco, CA	2024	241,000	72%/99%	Target, Whole Foods, PetSmart	Ground up development of pad sites and street level retail and re-tenanting/redevelopment for Whole Foods	$201.3	$8.7	to	$11.7	$210.0	to	$213.0
555 9th Street	100.0%	San Francisco, CA	2023	149,000	69%/69%	TBD	Re-tenanting and potential split of former 46,000 square foot Nordstrom; façade upgrade and possible vertical expansion	—	TBD	to	TBD	TBD	to	TBD
Route 6 Mall	100.0%	Honesdale, PA	TBD	TBD	23%/34%	TBD	Discretionary spend for re-tenanting former 120,000 square foot Kmart anchor space once tenant(s) are secured	—	6.0	to	9.0	6.0	to	9.0
Mad River	100.0%	Dayton, OH	TBD	TBD	48%/48%	TBD	Discretionary spend for the re-tenanting former 33,000 square foot Babies R Us space once tenant(s) are secured	—	1.9	to	2.3	1.9	to	2.3
								$201.3	$16.6		$23.0	$217.9		$224.3

a)
Ownership percentages and costs represent total Core Portfolio or Fund level ownership and not our pro rata share.
b)
Incurred amounts include costs associated with the initial carrying value.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to various legal proceedings, claims or regulatory inquiries and investigations arising out of, or incident to, our ordinary course of business. While we are unable to predict with certainty the outcome of any particular matter, management does not currently expect, when such matters are resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Dividends and Holders of Record of our Common Shares

At February 18, 2022, there were 248 holders of record of our Common Shares, which are traded on the New York Stock Exchange under the symbol “AKR.” Our quarterly dividends are discussed in Note 11 and the characterization of such dividends for federal income tax purposes is discussed in Note 15.

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2020 Share Incentive Plan (the “2020 Plan”) which was approved by our shareholders at the 2020 annual shareholders’ meeting, authorizes us to issue options, restricted shares, LTIP Units and other securities (collectively, the “Awards”) to, among others, the Company’s officers, trustees and employees up to a total of 2,829,953 Common Shares (on a converted basis). See Note 14, for a discussion of the 2020 Plan.

The following table provides information related to the 2020 Plan as of December 31, 2021:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,911,558
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,911,558

Remaining Common Shares available under the 2020 Plan are as follows:

Outstanding Common Shares as of December 31, 2021	89,303,545
Outstanding OP Units as of December 31, 2021	5,059,025
Total Outstanding Common Shares and OP Units	94,362,570

Common Shares and OP Units pursuant to the 2020 Plan	2,829,953
Less: Issuance of Restricted Shares and LTIP Units Granted	(918,395)
Number of Common Shares remaining available	1,911,558

Share Price Performance

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2016, through December 31, 2021, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “All Equity”) and the NAREIT Equity Shopping Centers (the “Equity Shopping Centers”) over the same period. Total return values for the Russell 2000, the All Equity, the Equity Shopping Centers and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the All Equity, the Equity Shopping Centers and our Common Shares on December 31, 2016, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Total Return Performance
225
200
175
150
125
100
75
50
25
2016
2017
2018
2019
2020
2021
Acadia Realty Trust
Russell 2000
NAREIT All Equity REIT Index
NAREIT Equity Shopping Centers

	At December 31,
Index	2016	2017	2018	2019	2020	2021
Acadia Realty Trust	$100.00	$86.87	$78.71	$89.55	$50.06	$79.28
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
NAREIT All Equity REIT Index	100.00	108.67	104.28	134.17	127.30	179.87
NAREIT Equity Shopping Centers	100.00	88.63	75.74	94.70	68.52	113.09

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The Company maintains a share repurchase program which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 1,219,065 shares for $22.4 million, inclusive of fees, during the year ended December 31, 2020. The Company did not repurchase any shares during the years ended December 31, 2021 or 2019. As of December 31, 2021, management may repurchase up to approximately $122.6 million of the Company’s outstanding Common Shares under this program.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019	2018	2017
OPERATING DATA:		(As Restated) (a)	(As Restated) (a)	(As Revised) (a)	(As Revised) (a)
Revenues (b)	$292,497	$250,908	$289,585	$254,452	$243,126
Operating expenses, excluding depreciation and impairment charges	(138,998)	(133,826)	(122,530)	(113,722)	(109,892)
Depreciation and amortization	(123,439)	(147,229)	(122,580)	(114,124)	(102,674)
Impairment charges	(9,925)	(85,598)	(1,721)	—	(14,455)
Gain on disposition of properties	10,521	683	30,324	5,140	48,886
Equity in earnings (losses) of unconsolidated affiliates inclusive of gains on disposition of properties	5,330	(3,057)	5,899	6,761	21,467
Interest income	9,065	8,979	7,988	13,231	29,143
Realized and unrealized holding gains on investments and other	49,120	113,362	6,947	—	5,571
Interest expense	(68,048)	(69,671)	(69,213)	(65,085)	(54,849)
Income (loss) from continuing operations before income taxes	26,123	(65,449)	24,699	(13,347)	66,323
Income tax (provision) benefit	(93)	(269)	(1,465)	(931)	(1,001)
Net income (loss)	26,030	(65,718)	23,234	(14,278)	65,322
Loss (income) loss attributable to noncontrolling interests	(2,482)	56,742	30,483	45,061	(3,875)
Net income (loss) attributable to Acadia	$23,548	$(8,976)	$53,717	$30,783	$61,447

Basic and diluted earnings per share, basic (loss) per share	$0.26	$(0.11)	$0.63	$0.37	$0.73
Weighted-average number of Common Shares outstanding, basic	87,654	86,442	84,436	82,080	83,683
Weighted-average number of Common Shares outstanding, diluted	87,654	86,442	84,436	82,080	83,685
Cash dividends declared per Common Share	$0.60	$0.29	$1.13	$1.09	$1.05
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$4,071,607	$4,011,326	$3,960,411	$3,620,583	$3,391,306
Total assets	4,261,746	4,131,069	4,251,695	3,892,942	3,890,626
Total indebtedness, net	1,812,238	1,707,844	1,650,645	1,484,683	1,358,531
Total common shareholders’ equity	1,521,613	1,441,039	1,541,951	1,458,777	1,567,127
Noncontrolling interests	628,322	609,165	646,439	623,980	647,512
Total equity	2,149,935	2,050,204	2,188,390	2,082,757	2,214,639
OTHER:
Funds from operations attributable to Common Shareholders and Common OP Unit holders (c)	117,143	114,401	127,472	118,870	134,667
Cash flows provided by (used in):
Operating activities	104,983	103,947	131,382	97,035	114,213
Investing activities	(198,538)	(100,924)	(410,538)	(137,679)	8,698
Financing activities	91,319	(1,257)	273,956	(10,003)	(132,413)

a)
For a description of the Restatement and details of the related adjustments, see Note 2. Revised amounts have been adjusted to conform periods prior to the restatement period.
b)
Amounts for credit losses have been reclassified from operating expenses to revenues for the years ended December 31, 2018 and 2017.
c)
Funds from operations is a non-GAAP measure. For an explanation of the measure and a reconciliation to the nearest GAAP measure, see “Item 7. Management’s Discussion and Analysis — Supplemental Financial Measures.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2021, there were 186 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. See Item 2. Properties for a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at December 31, 2021.

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

SIGNIFICANT DEVELOPMENTS DURING THE year ended December 31, 2021

Restatement of Previously Issued Financial Statements

On February 14, 2022, the management and the audit committee of the board of trustees (the “Audit Committee”) of the Company, in consultation with BDO USA LLP (“BDO”), the Company’s independent registered public accounting firm, determined that the Company’s previously issued financial statements and the audit reports thereon, as of and for the years ended December 31, 2020 and 2019, and as of and for each of the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020, September 30, 2021 and 2020, and December 31, 2020 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon due to an error in accounting treatment at the time of formation related to the improper consolidation of two Fund investments that are less-than-wholly-owned through the Company's opportunity funds (the "Fund Investments"). The Fund Investments, which were formed in 2012 and 2013, have been adjusted from consolidated investments to investments in unconsolidated affiliates. Management and the Audit Committee have determined that these accounting changes required a restatement of the Prior Period Financial Statements (the "Restatement").

As part of the Company’s normal annual reporting process prior to releasing its 2021 fourth quarter and year-to-date December 31, 2021 results and prior to completion of the related audit, the Company and BDO identified the Restatement items described in more detail below. The Company has since reevaluated its accounting and determined that it needs to correct the previous accounting for such items. The Restatement:

•
is based on an error in the application of generally accepted accounting principles ("GAAP") as they relate to the consolidation of subsidiaries, which involves significant judgment and is related to the presentation of the Fund Investments within the Company’s consolidated balance sheets, statements of operations and statements of cash flows. The consolidation error, excluding the immaterial previously unrecorded adjustments noted below, had no impact on net income, funds from operations ("FFO"), or distributions in excess of accumulated earnings. However, substantially all of the changes to the consolidated balance sheets at each of December 31, 2020 and 2019 were due to the consolidation error as follows:

o
a $55.8 million and $57.4 million reduction in total assets, which includes a $23.0 million and $14.5 million increase to investments in unconsolidated affiliates; a $57.5 million and $58.8 million reduction in total liabilities; and a $1.9 million and $1.8 million increase to noncontrolling interests.
•
also includes other immaterial previously unrecorded adjustments, which had a minor impact on previously-reported net income (loss) and net earnings (loss) per share, FFO and FFO per share:
o
the impact on net income (loss) attributable to Acadia for the nine months ended September 30, 2021, the year ended December 31, 2020 and the year ended December 31, 2019 was a (reduction) increase of ($0.6) million or ($0.01) per share, ($0.2) million or ($0.01) per share, and $0.7 million or $0.01 per share, respectively;
o
the impact on FFO for the nine months ended September 30, 2021, the year ended December 31, 2020 and the year ended December 31, 2019 was a (reduction) increase of ($0.6) million or ($0.01) per share, ($0.2) million or ($0.01) per share, and $0.6 million or $0.01 per share, respectively;
•
is illustrated in detail in Note 2 and Note 17 to the consolidated financial statements.

Acquisitions

During the year ended December 31, 2021, we made one Core Portfolio investment for $26.3 million and Fund V acquired three shopping centers totaling $168.6 million, inclusive of transaction costs, as described below (Note 3).

•
On August 20, 2021, Fund V acquired a shopping center referred to as Canton Marketplace, located in Canton Georgia, for $51.0 million, inclusive of transaction costs, less the assumption of $31.8 million of first mortgage debt.

•
On September 9, 2021, Fund V acquired a shopping center referred to as Monroe Marketplace, located in Selinsgrove Pennsylvania, for $44.8 million, inclusive of transaction costs. On November 12, 2021, Fund V acquired a land parcel adjacent to the shopping center for $1.0 million.
•
On December 14, 2021, Fund V acquired a shopping center referred to as Midstate, located in East Brunswick, New Jersey, for $71.9 million, inclusive of transaction costs.
•
On December 23, 2021, we acquired three retail buildings, referred to as the 14th Street Portfolio, in northwest Washington, D.C. for a total of $26.3 million, inclusive of transaction costs.

Dispositions of Real Estate

During the year ended December 31, 2021, we disposed of one consolidated Core property for $16.4 million, five consolidated Fund properties for total proceeds of $49.9 million, two unconsolidated Fund land parcels for $10.5 million, and terminated one Fund ground lease recognizing an aggregate gain of $10.5 million, of which the Company's share was $6.6 million, as follows:

•

On January 29, 2021, we sold one Core Portfolio consolidated property, 60 Orange Street, for $16.4 million, repaid the related mortgage of $6.7 million and recognized a gain of $4.6 million (Note 3).
•
On January 4, 2021, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property for a total of $10.5 million, repaid $7.9 million of the related mortgage, and the venture recognized a gain of $3.2 million, of which the Company’s share was $0.6 million (Note 5).
•
On May 19, 2021, Fund III sold its consolidated 654 Broadway property for $10.0 million and recognized a gain on the sale of $0.1 million (Note 3), of which the Company's share was insignificant.

•
On June 18, 2021, Fund IV sold four consolidated properties located in Maine within its NE Grocer Portfolio (the Airport Mall, Shaw's Waterville, Shaw's Windham and Wells properties) for aggregate proceeds of $39.9 million, repaid the related mortgages totaling $23.5 million, and recognized an aggregate gain on sale of $5.1 million of which the Company's share was $1.2 million (Note 3).

•
On June 25, 2021, Fund IV terminated its ground lease at 110 University Place and returned the property to the lessor, recognizing a gain on lease termination of $0.7 million, of which the Company's share was $0.2 million (Note 12).

In addition, during the fourth quarter of 2021, we entered into agreements to sell two Fund properties for aggregate proceeds of approximately $89.2 million. As these dispositions are deemed likely of completion within one year, these properties have been classified as "held-for-sale" on the Company's consolidated balance sheet (Note 3, Note 18).

Financing Activity

During the year ended December 31, 2021, we effected the following financing activities (Note 8):

•
entered into a new amended and restated credit facility on June 29, 2021, increasing the capacity under our revolving credit facility by $50.0 million and under our term loan by $50.0 million;
•
entered into a new $29.2 million Fund mortgage collateralized by Monroe Marketplace;

•
assumed a $31.8 million mortgage upon Fund V's acquisition of Canton Marketplace (Note 3);

•
extended 11 Fund mortgages, two during the first quarter with aggregate balances of $37.7 million (after principal reductions of $1.7 million), five during the second quarter totaling $125.7 million (after principal reductions of $6.5 million), two during the third quarter totaling $53.1 million (after principal reductions of $10.2 million), and two during the fourth quarter totaling $14.8 million (after principal reductions of $3.0 million);

•
modified and extended the Fund II term loan resulting in a one-year extension, the Fund IV bridge facility resulting in a six-month extension and a $15.0 million repayment, and the Fund V subscription line resulting in a one-year extension;
•
refinanced a Fund II loan for $18.5 million with a new loan for $16.8 million; and

•
made repayments of mortgages underlying property dispositions as noted above.

Structured Financing Investments

During the year ended December 31, 2021, we made two Core Portfolio loans totaling $59.0 million within our Structured Financing portfolio, of which $58.0 million was funded as follows (Note 4):

•
On April 20, 2021, we made a $16.0 million first mortgage loan collateralized by a retail building in Silver Spring, Maryland.

•
On September 17, 2021, we made a $43.0 million first mortgage loan collateralized by a retail condominium in Soho, New York, of which $42.0 million was funded.

In addition, one Core Portfolio and one Fund loan receivable remain in default (Note 4) at December 31, 2021.

ATM Program Activity

We sold 2,889,371 Common Shares under our ATM Program during the year ended December 31, 2021 for gross proceeds of $64.9 million, or $63.9 million net of issuance costs, at a weighted-average gross price per share of $22.46 (Note 11). During January 2022, we sold 4,281,576 common shares under our ATM program for gross proceeds of $96.3 million, at an average gross price of $22.48, or $92.5 million net of issuance costs (Note 18).

RESULTS OF OPERATIONS

See Note 13 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020 (As Restated)

The results of operations by reportable segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 (As Restated) are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2021				December 31, 2020 (As Restated)				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$181.3	$111.2	$—	$292.5	$160.3	$90.6	$—	$250.9	$21.0	$20.6	$—	$41.6
Depreciation and amortization	(69.1)	(54.3)	—	(123.4)	(76.1)	(71.1)	—	(147.2)	(7.0)	(16.8)	—	(23.8)
Property operating expenses, other operating and real estate taxes	(57.0)	(41.9)	—	(98.9)	(57.2)	(40.8)	—	(98.0)	(0.2)	1.1	—	0.9
General and administrative expenses	—	—	—	(40.1)	—	—	—	(35.8)	—	—	—	4.3
Impairment charges	—	(9.9)	—	(9.9)	(0.4)	(85.2)	—	(85.6)	(0.4)	(75.3)	—	(75.7)
Gain on disposition of properties	4.6	5.9	—	10.5	0.2	0.5	—	0.7	4.4	5.4	—	9.8
Operating income (loss)	59.9	10.9	—	30.7	26.6	(105.9)	—	(115.1)	33.3	116.8	—	145.8
Interest income	—	—	9.1	9.1	—	—	9.0	9.0	—	—	0.1	0.1
Equity in earnings (losses) of unconsolidated affiliates	0.4	5.0	—	5.3	(0.9)	(2.2)	—	(3.1)	1.3	7.2	—	8.4
Interest expense	(29.5)	(38.6)	—	(68.0)	(33.2)	(36.5)	—	(69.7)	(3.7)	2.1	—	(1.7)
Realized and unrealized holding gains on investments and other	—	53.7	(4.5)	49.1	18.6	95.4	(0.6)	113.4	(18.6)	(41.7)	(3.9)	(64.3)
Income tax provision	—	—	—	(0.1)	—	—	—	(0.3)	—	—	—	0.2
Net income (loss)	30.8	30.9	4.5	26.0	11.2	(49.2)	8.4	(65.7)	19.6	80.1	(3.9)	91.7
Net loss (income) attributable to noncontrolling interests	(2.3)	(0.2)	—	(2.5)	(5.8)	62.6	—	56.7	(3.5)	62.8	—	59.2
Net income attributable to Acadia	$28.5	$30.7	$4.5	$23.5	$5.3	$13.4	$8.4	$(9.0)	$23.2	$17.3	$(3.9)	$32.5

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $23.2 million for the year ended December 31, 2021 compared to the prior year as a result of the changes further described below.

Revenues for our Core Portfolio increased $21.0 million for the year ended December 31, 2021 compared to the prior year primarily due to (i) $14.9 million decrease in credit loss reserves in 2021 primarily related to additional COVID-19 Pandemic reserves in 2020 (Note 12), (ii) $5.1 million from the reversal of reserved amounts for cash received on past due balances, (iii) $2.5 million related to the consolidation of Town Center in 2020 (Note 5), (iv) $2.5 million for the write-off of a below-market lease at a property, (v) $2.2 million from increased tenant recoveries due to higher operating expenses including real estate taxes, and (vi) $1.8 million for higher termination income in 2021 for vacated tenants. These increases were partially offset by (i) decreases in revenues of $4.8 million for tenants that vacated during 2020, (ii) $2.0 million from an additional increase in abatements due to the COVID-19 Pandemic in 2021 and (iii) $1.0 million for property dispositions in 2021.

Depreciation and amortization for our Core Portfolio decreased $7.0 million for the year ended December 31, 2021 compared to the prior year primarily due to the write off of deferred leasing and tenant improvement costs associated with tenants that vacated during 2020 (Note 7).

The gain on disposition of properties for our Core Portfolio of $4.4 million for the year ended December 31, 2021 relates to the sale of 60 Orange Street (Note 3).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio increased $1.3 million for the year ended December 31, 2021 compared to the prior year as a result of a $2.5 million decrease in credit loss reserves at unconsolidated properties related to the COVID-19 Pandemic (Note 12) in 2021 offset by $1.4 million from the consolidation of Town Center in 2020.

Interest expense for our Core Portfolio decreased $3.7 million for the year ended December 31, 2021 compared to the prior year primarily due to (i) $1.8 million from default interest on a loan that was paid off in 2020, (ii) $1.2 million from higher average outstanding borrowings in 2020 and (iii) $1.2 million from the modification of a financing lease to an operating lease in 2020. These decreases were offset by $0.7 million due to higher loan cost amortization in 2021.

Realized and unrealized holding gains on investments and other for our Core Portfolio of $18.6 million in 2020 is due to a gain on debt extinguishment of $18.3 million related to the Brandywine Holdings note (Note 8).

Net loss (income) attributable to noncontrolling interests for our Core Portfolio decreased $3.5 million for the year ended December 31, 2021 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $17.3 million for the year ended December 31, 2021 compared to the prior year as a result of the changes described below.

Revenues for the Funds increased $20.6 million for the year ended December 31, 2021 compared to the prior year primarily due to (i) $22.2 million from a decrease in credit loss reserves in 2021 primarily related to additional COVID-19 Pandemic reserves in 2020 (Note 12), (ii) $4.5 million from the reversal of reserved amounts for cash received on past due balances (iii) $3.6 million from property acquisitions in 2021, and (iv) $1.4 million from an increase in percentage rent in 2021. These increases were partially offset by decreases of (i) $3.3 million for tenants that vacated during 2020, (ii) $3.1 million from property dispositions in 2021, and (iii) $2.5 million from an increase in rent abatements related to the COVID-19 Pandemic in 2021.

Depreciation and amortization for the Funds decreased $16.8 million for the year ended December 31, 2021 compared to the prior year primarily due to the write-off of costs associated with tenants that vacated during 2020 (Note 7).

Property operating expenses, other operating and real estate taxes for the Funds increased $1.1 million for the year ended December 31, 2021 compared to the prior year primarily due to an overall increase of operating expenses across our properties in 2021 following reduced levels in 2020 as a result of the COVID-19 Pandemic (Note 12).

Impairment charges for the Funds decreased $75.3 million for the year ended December 31, 2021 compared to the prior year (Note 9). Impairment charges totaling $9.9 million for the Funds in 2021 relate to 27 East 61st and 210 Bowery in Fund IV. Impairment charges totaling $85.2 million during 2020 for the Funds relate to $33.8 million for 654 Broadway and Cortlandt Crossing in Fund III and $51.4 million for 717 N Michigan, 801 Madison and 146 Geary Street in Fund IV.

Gain on disposition of properties for the Funds increased $5.4 million for the year ended December 31, 2021 compared to the prior year due to dispositions of 654 Broadway at Fund III, and the NE Grocer Portfolio and 110 University at Fund IV in 2021 compared to the sale of Colonie Plaza in 2020 at Fund IV (Note 3, Note 12).

Equity in earnings (losses) of unconsolidated affiliates for the Funds increased $7.2 million for the year ended December 31, 2021 compared to the prior year primarily due to the $3.3 million due to COVID-19 Pandemic related reserves at properties in 2020 (Note 12) and $3.2 million gain on sale related to two land parcels at Riverdale Family Center in Fund V (Note 5) in 2021.

Interest expense for the Funds increased $2.1 million for the year ended December 31, 2021 compared to the prior year due to a $3.7 million decrease in interest capitalized in 2021, $0.7 million from increased loan cost amortization in 2021 and a $0.4 million increase related to higher average outstanding borrowings in 2021. These increases were primarily offset by $2.3 million from lower average interest rates in 2021.

Realized and unrealized holding gains on investments and other for the Funds decreased $41.7 million for the year ended December 31, 2021 compared to the prior year . Realized and unrealized holding losses on investments and other includes primarily a $51.9 million mark-to-market adjustment on the Investment in Albertsons (Note 5) during the year ended December 31, 2021 compared to a $72.4 million mark-to-market adjustment and a $23.2 million net realized gain on disposition of shares related to the Investment in Albertsons in 2020.

Net loss (income) attributable to noncontrolling interests for the Funds increased $62.8 million for the year ended December 31, 2021 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $11.1 million and $15.2 million for the year ended December 31, 2021 and 2020, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Realized and unrealized holding gains on investments and other for the Structured Financing portfolio decreased $3.9 million for the year ended December 31, 2021 compared to the prior year primarily due to the increase in a CECL allowance on a note in 2021.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $4.3 million for the year ended December 31, 2021 compared to the prior year due to increased compensation expense primarily attributable to an increase in the number of employees and the valuation of equity grants in 2021.

Comparison of Results for the Year Ended December 31, 2020 (As Restated) to the Year Ended December 31, 2019 (As Restated)

The results of operations by reportable segment for the year ended December 31, 2020 (As Restated) compared to the year ended December 31, 2019 (As Restated) are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2020 (As Restated)				December 31, 2019 (As Restated)				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$160.3	$90.6	$—	$250.9	$173.2	$116.4	$—	$289.6	$(12.9)	$(25.8)	$—	$(38.7)
Depreciation and amortization	(76.1)	(71.1)	—	(147.2)	(61.8)	(60.8)	—	(122.6)	14.3	10.3	—	24.6
Property operating expenses, other operating and real estate taxes	(57.2)	(40.8)	—	(98.0)	(47.0)	(41.2)	—	(88.2)	10.2	(0.4)	—	9.8
General and administrative expenses	—	—	—	(35.8)	—	—	—	(34.3)	—	—	—	1.5
Impairment charges	(0.4)	(85.2)	—	(85.6)	—	(1.7)	—	(1.7)	0.4	83.5	—	83.9
Gain on disposition of properties	0.2	0.5	—	0.7	16.8	13.6	—	30.3	(16.6)	(13.1)	—	(29.6)
Operating income (loss)	26.6	(105.9)	—	(115.1)	81.1	26.3	—	73.1	(54.5)	(132.2)	—	(188.2)
Interest income	—	—	9.0	9.0	—	—	8.0	8.0	—	—	1.0	1.0
Equity in earnings (losses) of unconsolidated affiliates	(0.9)	(2.2)	—	(3.1)	9.0	(3.1)	—	5.9	(9.9)	0.9	—	(9.0)
Interest expense	(33.2)	(36.5)	—	(69.7)	(28.3)	(40.9)	—	(69.2)	4.9	(4.4)	—	0.5
Realized and unrealized holding gains on investments and other	18.6	95.4	(0.6)	113.4	0.3	6.6	—	6.9	18.3	88.8	(0.6)	106.5
Income tax provision	—	—	—	(0.3)	—	—	—	(1.5)	—	—	—	1.2
Net income (loss)	11.2	(49.2)	8.4	(65.7)	62.1	(11.1)	8.0	23.2	(50.9)	(38.1)	0.4	(88.9)
Net loss (income) attributable to noncontrolling interests	(5.8)	62.6	—	56.7	0.3	30.1	—	30.5	6.1	(32.5)	—	(26.2)
Net income attributable to Acadia	$5.3	$13.4	$8.4	$(9.0)	$62.5	$19.0	$8.0	$53.7	$(57.2)	$(5.6)	$0.4	$(62.7)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $57.2 million for the year ended December 31, 2020 compared to the prior year as a result of the changes further described below.

Revenues for our Core Portfolio decreased $12.9 million for the year ended December 31, 2020 compared to the prior year primarily due to (i) a $21.3 million increase in credit loss reserves (comprised of $12.9 million and $8.4 million of billed rent and straight-line rent, respectively) in 2020 related to the COVID-19 Pandemic (Note 12); (ii) the write-off of a below-market lease in the prior year period related to a tenant that vacated for $5.7 million, (iii) $4.0 million from tenant bankruptcies and (iv) $1.0 million from property dispositions in 2019. These decreases were partially offset by (i) $8.9 million related to the consolidation of Town Center in 2020 (Note 5) and (ii) additional rents of $8.1 million from Core Portfolio property acquisitions during 2019 and 2020 (Note 3).

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

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $10.2 million for the year ended December 31, 2020 compared to the prior year primarily due to $7.1 million for Brandywine Holdings litigation (Note 8), $1.8 million related to the consolidation of Town Center and $1.1 million from Core Portfolio property acquisitions in 2019 and 2020.

Gain on disposition of properties for our Core Portfolio decreased $16.6 million for the year ended December 31, 2020 compared to the prior year Gain on disposition of properties of $0.2 million in 2020 was related to two land parcel sales compared to $16.8 million for the sale of Pacesetter Park in 2019 (Note 3).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio decreased $9.9 million for the year ended December 31, 2020 compared to the prior year due to $5.4 million from the consolidation of Town Center in 2020 as well as a $4.5 million increase in credit loss reserves at unconsolidated properties related to the COVID-19 Pandemic (Note 12).

Interest expense for our Core Portfolio increased $4.9 million for the year ended December 31, 2020 compared to the prior year primarily due to higher average outstanding borrowings in 2020.

Realized and unrealized holding gains on investments and other for our Core Portfolio of $18.3 million in 2020 is due to a gain on debt extinguishment related to the Brandywine Holdings note (Note 8).

Net loss (income) attributable to noncontrolling interests for our Core Portfolio increased $6.1 million for the year ended December 31, 2020 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $5.6 million for the year ended December 31, 2020 compared to the prior year as a result of the changes described below.

Revenues for the Funds decreased $25.8 million for the year ended December 31, 2020 compared to the prior year primarily due to (i) a $25.6 million increase in credit loss reserves (comprised of $11.9 million and $13.7 million of billed rent and straight-line rent, respectively) in 2020 primarily related to the COVID-19 Pandemic (Note 12); (ii) $5.1 million from the acceleration of amortization on a below-market lease in 2019, (iii) $4.3 million from Fund property dispositions (Note 3) and (iv) $1.4 million from tenant bankruptcies. These decreases were partially offset $8.8 million from Fund property acquisitions in 2019.

Depreciation and amortization for the Funds increased $10.3 million for the year ended December 31, 2020 compared to the prior year primarily due to $11.3 million from the write-off of tenant improvements and leasing commissions related to vacated tenants in 2020 and $4.5 million from Fund property acquisitions in 2019 partially offset by $3.5 million for write-offs due to tenant bankruptcies in 2019 and $2.1 million from Fund property dispositions in 2019 and 2020.

Impairment charges for the Funds increased $83.5 million for the year ended December 31, 2020 compared to the prior year (Note 9). Impairment of $85.2 million during 2020 for the Funds relates to $33.8 million in Fund III and $51.4 million in Fund IV. Charges during 2019 relate to $1.7 million in Fund IV.

Gain on disposition of properties for the Funds decreased $13.1 million for the year ended December 31, 2020 compared to the prior year due to $13.6 million for the sale of 3104 M Street and Nostrand Avenue in Fund III and 938 W. North and JFK Plaza in Fund IV during 2019 compared to the sale of Fund IV’s Colonie Plaza during 2020 (Note 3, Note 5).

Interest expense for the Funds decreased $4.4 million for the year ended December 31, 2020 compared to the prior year due to $9.4 million from lower average interest rates in 2020 and $2.7 million from lower loan cost amortization in 2020. These decreases were offset by a $4.5 million decrease in interest capitalized in 2020 due to ceasing capitalization interest on Fund III’s Cortlandt Crossing and Fund IV’s 717 N. Michigan Avenue and a $0.4 million increase related to higher average outstanding borrowings in 2020.

Realized and unrealized holding gains on investments and other for the Funds increased $88.8 million for the year ended December 31, 2020 compared to the prior year due to a $72.4 million mark-to-market adjustment on the Albertson’s IPO shares and a $23.2 million net realized gain on disposition of Albertson’s shares during 2020 (Note 5). These increases were primarily offset by a $5.0 million New Market Tax Credit transaction at Fund II’s City Point investment and $1.6 million from an incentive fee earned from Fund III’s Storage investment during 2019.

Net loss (income) attributable to noncontrolling interests for the Funds decreased $32.5 million for the year ended December 31, 2020 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $15.2 million and $17.5 million for the year ended December 31, 2020 and 2019, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio increased $0.4 million for the year ended December 31, 2020 compared to the prior year primarily due to $5.9 million of additional interest income from new notes issued in 2020 and 2019 partially offset by $4.1 million from the conversion of the Brandywine Note Receivable to equity in 2020 (Note 5) and the payoff of a Fund IV note during 2019 (Note 4).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $1.5 million for the year ended December 31, 2020 compared to the prior year due to an increase in stock based compensation in 2020. Unallocated income taxes increased $1.2 million for the year ended December 31, 2020 compared to the prior year due to the establishment of a $1.0 million deferred tax asset reserve at the Fund III Taxable REIT Subsidiary (“TRS”) which was primarily offset by the newly available carryback of net operating losses under Federal rules in 2020. In 2019, the Company established a $1.7 million deferred tax asset reserve at the Core TRS.

Restatement of Quarterly Financial Data

As announced on February 15, 2022, the Company has restated its unaudited interim financial statements for the three months ended March 31, 2021 and 2020, the three and six months ended June 30, 2021 and 2020, the three and nine months ended September 30, 2021 and 2020 and the three months ended December 31, 2020. Detailed restatements of the Company's consolidated quarterly financial statements are provided in Note 17. The Company determined that a comprehensive restatement of the results of operations and liquidity for each quarterly period was not as meaningful to the reader of the financial statements as the summary below.

All adjustments relate to one of the following categories:

(a)
an error in accounting treatment at the time of formation related to the improper consolidation of the two Fund Investments that have been adjusted from consolidated investments to equity in earnings from unconsolidated affiliates. These corrections had no impact on net income (loss), FFO, Core NOI or distributions in excess of accumulated earnings. Additionally, during the Restatement periods, the Fund Investments did not have any significant transactions (new borrowings, acquisitions, or dispositions) other than their ongoing rental operations in the normal course of business that would otherwise be discussed in management's discussion of results of operations or liquidity.
(b)
errors related to other immaterial previously unrecorded adjustments, which were also recorded as part of the Restatement. These adjustments were primarily adjustments which the Company deemed immaterial in prior periods. The total impact of these previously unrecorded adjustments was:
o
a reduction in each of net income attributable to Acadia and FFO of $0.3 million ($0.01 per share for net income and $0.00 for FFO) and $0.0 million ($0.00 per share), for the three months ended March 31, 2021 and 2020, respectively;
o
a reduction in each of net income attributable to Acadia and FFO of $0.2 million ($0.00 per share for net income and $0.01 for FFO) and $0.6 million ($0.01 per share) for the three and six months ended June 30, 2021, respectively;
o
a reduction in net income attributable to Acadia of $0.1 million ($0.00 per share) and $0.1 million ($0.00 per share) for the three and six months ended June 30, 2020, respectively; a reduction in FFO of $0.0 million ($0.00 per share) and $0.0 million ($0.00 per share) for the three and six months ended June 30, 2020, respectively;
o
a reduction in each of net income attributable to Acadia and FFO of $0.1 million ($0.00 per share) and $0.6 million ($0.01 per share), for the three and nine months ended September 30, 2021, respectively;
o
a reduction in net income attributable to Acadia of $0.0 million ($0.00 per share) and $0.1 million ($0.00 per share), for the three and nine months ended September 30, 2020, respectively; a reduction in FFO of $0.0 million ($0.00 per share) and $0.0 million ($0.00 per share), for the three and nine months ended September 30, 2020, respectively;
o
a reduction in each of net income attributable to Acadia and FFO of $0.1 million ($0.01 per share) for the three months ended December 31, 2020; and
o
The immaterial previously unrecorded adjustments include the recognition of additional reserves for the Company's Structured Financing notes receivable (Note 4) of $1.4 million or $0.3 million at the Company's share, for the three months ended March 31, 2021; $0.7 million and $2.3 million, or $0.2 million and $0.5 million at the Company's share for the three and six months ended June 30, 2021; $0.8 million and $3.1 million, or $0.2 million and $0.7 million at the Company's share, for the three and nine months ended September 30, 2021; and $0.7 million or $0.1 million at the Company's share for the three months ended December 31, 2020.

None of the errors significantly impacted Core NOI for any of the Restatement Periods.

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

A reconciliation of consolidated operating income to net operating income (loss) - Core Portfolio follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Consolidated operating income (loss) (a)	$30,656	$(115,062)	$73,078
Add back:
General and administrative	40,125	35,798	34,299
Depreciation and amortization	123,439	147,229	122,580
Impairment charges	9,925	85,598	1,721
Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(19,488)	13,581	(23,292)
Gain on disposition of properties	(10,521)	(683)	(30,324)
Consolidated NOI	174,136	166,461	178,062

Noncontrolling interest in consolidated NOI	(48,401)	(46,316)	(50,213)
Less: Operating Partnership's interest in Fund NOI included above	(12,337)	(11,518)	(13,556)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	13,811	15,659	25,949
NOI - Core Portfolio	$127,209	$124,286	$140,242

a)
Includes straight-line rent reserves. See Note 1 for additional information about straight-line rent reserves and adjustments for the periods presented.
b)
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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Core Portfolio NOI	$32,476	$30,556	$127,209	$124,286
Less properties excluded from Same-Property NOI	(3,832)	(2,798)	(9,992)	(8,856)
Same-Property NOI	$28,644	$27,758	$117,217	$115,430

Percent change from prior year period	3.2%		1.5%

Components of Same-Property NOI:
Same-Property Revenues	$42,525	$40,424	$171,028	$164,499
Same-Property Operating Expenses	(13,881)	(12,666)	(53,811)	(49,069)
Same-Property NOI	$28,644	$27,758	$117,217	$115,430

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

	Three Months Ended December 31, 2021		Year Ended December 31, 2021
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	21	21	66	66
GLA commencing	118,679	118,679	449,095	449,095
New base rent	$28.82	$30.29	$26.73	$27.80
Expiring base rent	$19.27	$18.95	$23.47	$22.43
Percent growth in base rent	49.5%	59.9%	13.9%	23.9%
Average cost per square foot (a)	$29.22	$29.22	$12.41	$12.41
Weighted average lease term (years)	11.3	11.3	7.1	7.1

a)
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

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Net income (loss) attributable to Acadia	$23,548	$(8,976)	$53,717

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	93,388	106,220	89,311
Impairment charges (net of noncontrolling interests' share)	2,294	17,323	395
Gain on disposition of properties (net of noncontrolling interests' share)	(4,163)	(291)	(19,786)
Income (loss) attributable to Common OP Unit holders	1,584	(370)	3,295
Distributions - Preferred OP Units	492	495	540
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$117,143	$114,401	$127,472

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	87,653,818	86,441,922	84,435,826
Weighted-average OP Units outstanding	5,115,319	4,993,267	5,111,262
Basic weighted-average shares and OP Units outstanding, FFO	92,769,137	91,435,189	89,547,088
Assumed conversion of Preferred OP Units to common shares	464,623	464,623	499,345
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	93,233,760	91,899,812	90,046,433

Diluted Funds from operations, per Common Share and Common OP Unit	$1.26	$1.24	$1.42

LIQUIDITY AND CAPITAL RESOURCES

Impact of Restatement

The Restatement (Note 2, Note 17) had the following impact on the Company's liquidity since the last report in which liquidity was discussed:

•
consolidated debt for the Fund Investments (with a balance of $59.7 million at September 30, 2021) is now reported within our unconsolidated (off-balance sheet) debt. See "Off-Balance Sheet Arrangements" section which follows
•
cash of and restricted cash for the Fund Investments (with balances of $1.2 million and $3.5 million, respectively, at September 30, 2021) is no longer included on the Company's balance sheet

Uses of Liquidity and Cash Requirements

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Funds and property acquisitions and development/re-tenanting activities within our Core Portfolio, (iii) distributions to our Fund investors, (iv) debt service and loan repayments and (v) share repurchases.

Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2021, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $42.7 million.

Investments in Real Estate

During the year ended December 31, 2021, we made one Core Portfolio investment for $26.3 million and Fund V acquired three shopping centers totaling $168.6 million, inclusive of transaction costs.

Structured Financing Investments

During the year ended December 31, 2021, we made two Core Portfolio loans totaling $59.0 million within our Structured Financing portfolio, of which $58.0 million was funded (Note 4).

Capital Commitments

During the year ended December 31, 2021, we made capital contributions aggregating $9.5 million to our Funds. At December 31, 2021, our share of the remaining capital commitments to our Funds aggregated $70.3 million as follows:

•
$1.1 million to Fund II. During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which our share is $4.5 million. During 2021, Mervyn’s II recalled $11.9 million of the $15.7 million of which our share is $3.4 million.
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

Development Activities

During the year ended December 31, 2021, capitalized costs associated with development activities totaled $9 million (Note 3). At December 31, 2021, we had a total of six consolidated and one unconsolidated projects under development or redevelopment for which the estimated total cost to complete these projects through 2025 was $79.2 million to $103.9 million and our share was approximately $45.6 million to $56.8 million.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,
	2021	2020
		(As Restated)
Total Debt - Fixed and Effectively Fixed Rate	$1,038,803	$1,124,255
Total Debt - Variable Rate	780,935	589,019
	1,819,738	1,713,274
Net unamortized debt issuance costs	(7,946)	(5,978)
Unamortized premium	446	548
Total Indebtedness	$1,812,238	$1,707,844

As of December 31, 2021, our consolidated outstanding mortgage and notes payable aggregated $1,819.7 million, excluding unamortized premium of $0.4 million and unamortized loan costs of $7.9 million, and were collateralized by 37 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.49% to 5.89% with maturities that ranged from February 2022 to April 2035. Taking into consideration $860.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,038.8 million of the portfolio debt, or 57.1%, was fixed at a 3.91% weighted-average interest rate and $780.9 million, or 42.9% was floating at a 2.44% weighted average interest rate as of December 31, 2021. Our variable-rate debt includes $110.5 million of debt subject to interest rate caps.

Without regard to available extension options, there is $749.5 million of debt maturing in 2022 at a weighted-average interest rate of 3.44%; there is $7.7 million of scheduled principal amortization due in 2022; and our share of scheduled 2022 principal payments and maturities on our unconsolidated debt was $22.7 million at December 31, 2021. In addition, $110.5 million of our total consolidated debt and $42.0 million of our pro-rata share of unconsolidated debt will come due in 2023. As it relates to the aforementioned maturing debt in 2022 and 2023, we have options to extend consolidated debt aggregating $187.2 million and $41.5 million, respectively; however, there can be no assurance that we will be able to successfully execute any or all of its available extension options. As it relates to the remaining maturing debt in 2022 and 2023, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Share Repurchase Program

We maintain a share repurchase program under which $122.6 million remains available as of December 31, 2021 (Note 11). The Company did not repurchase any of its Common Shares during the year ended December 31, 2021.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2021 totaled $17.7 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 11) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the year ended December 31, 2021, we sold 2,889,371 shares under our ATM Program for gross proceeds of $64.9 million, or $63.9 million net of issuance costs, at a weighted-average gross price per share of $22.46. During January 2022, we sold 4,281,576 Common Shares under our ATM program for gross proceeds of $96.3 million, or $92.5 million net of issuance costs, at a weighted-average gross price per share of $22.48, (Note 18).

Fund Capital

During the year ended December 31, 2021, Funds II, IV and V called for capital contributions of $11.9 million, $18.7 million and $9.1 million, respectively, of which our aggregate share was $9.5 million. At December 31, 2021, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were $2.7 million, $1.4 million, $32.2 million and $234.8 million, respectively.

Asset Sales and Exchanges

During the year ended December 31, 2021, we disposed of one consolidated Core property for $16.4 million, five consolidated Fund properties for total proceeds of $49.9 million, two unconsolidated Fund land parcels for $10.5 million, and terminated one Fund ground lease recognizing an aggregate gain of $10.5 million, of which the Company's share was $6.6 million (Note 3, Note 12).

Structured Financing Repayments

As previously discussed, during the year ended December 31, 2021, we received no Structured Financing repayments. A Core Portfolio note for $17.8 million matured on April 1, 2020 and one $5.3 million Fund note matured on July 1, 2020, but neither has been repaid. The Company foreclosed on the $5.3 million note in 2022 (Note 18). Scheduled maturities of Structured Financing loans include $30.0 million maturing during 2022 (Note 4).

Financing and Debt

As of December 31, 2021, we had $199.4 million of additional capacity under existing consolidated Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 84 unleveraged consolidated properties with an aggregate carrying value of approximately $1.7 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table compares the historical cash flow for the year ended December 31, 2021 with the cash flow for the year ended December 31, 2020 (in millions, totals may not add due to rounding):

	Year Ended December 31,
	2021	2020	Variance
		(As Restated)
Net cash provided by operating activities	$105.0	$103.9	$1.1
Net cash used in investing activities	(198.5)	(100.9)	(97.6)
Net cash provided by (used in) financing activities	91.3	(1.3)	92.6
(Decrease) increase in cash and restricted cash	$(2.2)	$1.8	$(4.0)

Operating Activities

Our operating activities provided $1.1 million more cash during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in cash receipts from tenants in 2021 offset by a decrease from the monetization of the Company's Investment in Albertsons in 2020.

Investing Activities

During the year ended December 31, 2021 as compared to the year ended December 31, 2020, our investing activities used $97.6 million more cash, primarily due to (i) $140.8 million more cash used to acquire properties in 2021 offset by $43.0 million more cash received from the disposition of properties.

Financing Activities

Our financing activities provided $92.6 million more cash during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily from (i) $63.9 million more cash provided by the sale of Common Shares, (ii) $22.4 million less cash from the repurchase of common shares (iii) $20.9 million more cash provided from net borrowings and (iii) $10.7 million less cash used in dividends paid to Common Shareholders. These sources of cash were partially offset by (i) $22.0 million less cash provided from contributions from noncontrolling interests and (ii) $5.2 million more cash used for financing costs.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table compares the historical cash flow for the year ended December 31, 2020 year ended with the cash flow for the year ended December 31, 2019 (in millions, totals may not add due to rounding):

	Year Ended December 31,
	2020	2019	Variance
	(As Restated)	(As Restated)
Net cash provided by operating activities	$103.9	$131.4	$(27.5)
Net cash used in investing activities	(100.9)	(410.5)	309.6
Net cash (used in) provided by financing activities	(1.3)	274.0	(275.3)
Increase (decrease) in cash and restricted cash	$1.8	$(5.2)	$7.0

Operating Activities

Our operating activities provided $27.5 million less cash during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a decrease in cash receipts from tenants because of the COVID-19 Pandemic partially offset by the monetization of the Company's Investment in Albertsons in 2020, and $10.0 million from the collection of accrued interest on a note receivable in 2019.

Investing Activities

During the year ended December 31, 2020 as compared to the year ended December 31, 2019, our investing activities used $309.6 million less cash, primarily due to (i) $334.8 million less cash used in acquisition and lease of properties, (ii) $150.4 million less cash used in investments in unconsolidated affiliates, and (iii) $50.8 million less cash used in development, construction and property improvement costs. These sources of cash were partially offset by (i) $91.3 million less cash received from return of capital from unconsolidated affiliates, (ii) $67.8 million less cash received from the disposition of properties, (iii) $55.4 million more cash used to issue notes receivable, and (iv) $15.3 million less cash received from proceeds of notes receivable.

Financing Activities

Our financing activities provided $275.3 million less cash during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily from (i) $145.5 million less cash received from the sale of Common Shares, (ii) $117.8 million less cash provided from net borrowings, (iii) $69.9 million less cash used for distributions to noncontrolling interests, (iv) $43.7 million less cash used in dividends paid to Common Shareholders and (v) $22.4 million more cash used to repurchase Common Shares. These sources of cash were partially offset by (i) $109.2 million less cash provided from contributions from noncontrolling interests and (ii) $4.4 million less cash used for financing costs.

OFF-BALANCE SHEET ARRANGEMENTS

We have the following investments made through joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our investment and our share of income and loss from, but not the individual assets and liabilities, of these joint ventures.

See Note 5 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		December 31, 2021
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Eden Square	22.8%	$5.2	2.46%	Mar 2022
Family Center at Riverdale (b)	18.0%	4.4	3.68%	May 2022
640 Broadway (c)	15.5%	5.6	3.00%	July 2022
Promenade at Manassas (c)	22.8%	6.3	4.57%	Dec 2022
Gotham Plaza	49.0%	9.0	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
3104 M Street	20.0%	0.8	3.75%	Jan 2024
Crossroads	49.0%	30.5	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	3.26%	Dec 2024
Paramus Plaza (b)	11.6%	3.3	2.41%	Dec 2024
Frederick County Square (c)	18.1%	4.0	4.00%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
650 Bald Hill Road	20.8%	3.3	3.75%	Jun 2026
Georgetown Portfolio	50.0%	7.7	4.72%	Dec 2027
Total		$188.5

a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at December 31, 2021, where applicable.
b)
The debt has two available 12-month extension options.
c)
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

Impairment of Properties

On a periodic basis, we assess whether there are any indicators that the value of real estate assets, including undeveloped land and construction in progress, may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset or development alternatives, capitalization rates and the undiscounted future cash flows analysis, which is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Expected future cash flows and recoverability conclusions could be materially impacted by changes in items such as future leasing activity, occupancy, property operating costs, market pricing, our view or strategy relative to a tenant’s business or industry, the manner in which a property is used and the expected hold period of an asset. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

During 2021, 2020 and 2019, the Company recognized impairment charges on properties (including right-of-use assets) of $9.9 million, $85.6 million and $1.7 million, respectively, reflecting additional impairments during 2020 due to the impact of the COVID-19 Pandemic. See Note 9 for a discussion of impairments recognized during the periods presented.

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures and other cost-method investments for other-than-temporary declines in market value. An impairment charge is recorded for a decline that is considered to be other-than-temporary as a reduction in the carrying value of the investment.

During 2020, the Company impaired an investment in an unconsolidated venture resulting in a charge of $0.4 million. See Note 9 for a discussion of impairments recognized during the periods presented.

Bad Debts

We assess the collectability of our accounts receivable related to tenant revenues under ASC Topic 842 “Leases” (“ASC 842”). Management exercises judgment in assessing collectability and considers customer credit worthiness, assessment of risk associated with the tenant, and current economic trends, among other factors. In addition to the lease-specific collectability assessment performed under ASC 842, the Company may also recognize a general reserve based on the Company’s historical collection experience, as provided under ASC 450-20, as a reduction to Lease income for its portfolio of operating lease receivables which are not expected to be fully collectible. Billed tenant receivables, and receivables arising from the straight-lining of rents, are reserved when management deems the collectability of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively on a cash basis, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents, adjusting for the amount related to the period when the lease was accounted for on a cash basis.

Rents receivable at December 31, 2021 and 2020 are shown net of an allowance for doubtful accounts of $38.5 million and $45.0 million, respectively. Rental income for the years ended December 31, 2021, 2020 and 2019 are reported net of adjustments to allowances for doubtful accounts of $0.1 million, $46.4 million and $4.5 million, respectively, reflecting additional reserves and write-offs during 2020 due to the impact of the COVID-19 Pandemic.

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

Structured Financings

Real estate notes receivable investments and preferred equity investments (“Structured Financings”) are intended to be held to maturity and are carried at cost less an allowance for credit loss. Interest income from Structured Financings is recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the Structured Financing investment is recognized over the term of the loan as an adjustment to yield. Changes in cash flows from previous estimates are included in future interest income on a prospective basis and a new effective interest rate is computed based on the current cost basis of the instrument and remaining cash flows.

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

Notes receivable at December 31, 2021 and 2020 are reported net of an allowance for credit loss of $5.8 million and $1.2 million, respectively (Note 4).

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued and recently adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2021

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 8 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2021, we had total mortgage and other notes payable of $1,819.7 million, excluding the unamortized premium of $0.4 million and unamortized debt issuance costs of $7.9 million, of which $1,038.8 million, or 57.1% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $780.9 million, or 42.9%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2021, we were party to 28 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $860.4 million and $110.5 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2021 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022	$3.3	$—	$3.3	—%
2023	2.9	11.8	14.7	3.8%
2024	2.7	7.3	10.0	4.7%
2025	2.8	172.9	175.7	4.1%
2026	2.7	409.3	412.0	4.1%
Thereafter	7.6	107.9	115.5	4.3%
	$22.0	$709.2	$731.2

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022	$4.4	$749.5	$753.9	3.4%
2023	3.8	92.1	95.9	3.8%
2024	2.6	199.5	202.1	3.2%
2025	0.2	2.4	2.6	3.8%
2026	0.1	33.9	34.0	2.9%
Thereafter	—	—	—	—%
	$11.1	$1,077.4	$1,088.5

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022	$1.4	$21.3	$22.7	3.5%
2023	1.4	40.6	42.0	4.1%
2024	1.1	43.7	44.8	3.6%
2025	0.3	69.0	69.3	4.3%
2026	0.3	3.0	3.3	3.8%
Thereafter	0.3	6.1	6.4	4.7%
	$4.8	$183.7	$188.5

Without regard to available extension options, in 2022, $757.2 million of our total consolidated debt and $22.7 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $110.5 million of our total consolidated debt and $42.0 million of our pro-rata share of unconsolidated debt will become due in 2023. As it relates to the aforementioned maturing debt in 2022 and 2023, we have options to extend consolidated debt aggregating $187.2 million and $41.5 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $7.7 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.2 million. Interest expense on our variable-rate debt of $780.9 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2021, would increase $7.8 million if interest rates increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2021, the fair value of our total consolidated outstanding debt would decrease by approximately $8.4 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $16.0 million.

As of December 31, 2021, and 2020, we had consolidated notes receivable of $153.9 million and $100.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2021, the fair value of our total outstanding notes receivable would decrease by approximately $2.2 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $2.2 million.

Summarized Information as of December 31, 2020 (As Restated)

As of December 31, 2020, we had total mortgage and other notes payable of $1,713.3 million, excluding the unamortized premium of $0.5 million and unamortized debt issuance costs of $6.0 million, of which $1,124.3 million, or 65.6% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $589.0 million, or 34.4%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of December 31, 2020, we were party to 38 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $969.7 million and $103.2 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable-rate debt of $589.0 million as of December 31, 2020, would have increased $5.9 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2020, the fair value of our total outstanding debt would have decreased by approximately $9.2 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $26.3 million.

Changes in Market Risk Exposures from December 31, 2020 to December 31, 2021

Our interest rate risk exposure from December 31, 2020, to December 31, 2021, has increased on an absolute basis, as the $589.0 million of variable-rate debt as of December 31, 2020, has increased to $780.9 million as of December 31, 2021. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 34.4% of our consolidated debt as of December 31, 2020 compared to 42.9% as of December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees

Acadia Realty Trust

Rye, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an adverse opinion thereon.

Restatement to Correct 2020 and 2019 Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2020 and 2019 financial statements have been restated to correct misstatements.

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

Purchase Price Allocation

As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company acquired approximately $211.3 million of tangible and intangible real estate assets and $16.3 million of related intangible liabilities. The Company allocates the purchase price of real estate investments to the identifiable assets acquired and liabilities assumed based on their relative fair values. The determination of fair value requires significant judgment by management to develop significant estimates and market-based assumptions used in the cash flow projections.

We identified the purchase price allocation process for certain acquisitions as a critical audit matter. Auditing management’s judgments regarding market-based assumptions used in the determination of fair values, including comparable market land values, market rental rates and market capitalization rates, involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Understanding of certain controls relating to management’s purchase price allocation process, including controls over assessment of the reasonableness of market-based assumptions.
•
Assessing the reasonableness of significant market-based assumptions through benchmarking against third-party market data, industry metrics, and reviewing relevant supporting documentation.
•
Evaluating the accuracy of base-year information, where applicable, for the purposes of forecasting future market rental rates by comparing it to historical information.
•
Utilizing personnel with specialized knowledge and skill to assist in evaluating the reasonableness of the market-based assumptions used in the preparation of the purchase price allocations, including market land values, market rental rates and market capitalization rates.

Assessment of Impairment of Real Estate and Real Estate Related Investments

As described in Notes 3, 5 and 7 to the consolidated financial statements, as of December 31, 2021, the Company’s net investment in real estate was $3.4 billion, the net carrying value of intangible lease assets was $0.1 billion, and the carrying value of investments in and advances to unconsolidated affiliates was $0.3 billion. The Company tests the recoverability of the real estate and intangible lease assets held by the Company and its unconsolidated affiliates, whenever events or changes in circumstances indicate that amounts may not be recoverable. The Company identified impairment indicators, which resulted in the Company recording impairment charges of $9.9 million in 2021 related to its real estate investments.

We identified the assessment of impairment of the real estate and intangible lease assets held by the Company and its unconsolidated affiliates as a critical audit matter due to the complexity of management’s judgments relating to: (i) the assessment of impairment indicators for the real estate and intangible lease assets held by the Company and its unconsolidated affiliates, including long-term vacancy, recurring negative cash flows and tenant bankruptcies, and (ii) the assessment of assumptions used in the expected future undiscounted cash flows for certain properties under development and pre-stabilized properties, given the inherent uncertainties that exist related to the Company’s forecasts and how various economic and other factors could affect the Company’s forecasted future undiscounted cash flows. Auditing management’s assumptions relating to its assessment of potential impairment indicators, and market-based assumptions used in the cash flow projections, including market rent assumptions and market capitalization rates, involve especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge required.

The primary procedures we performed to address this critical audit matter included:

•
Understanding of certain controls related to management's assessment of the potential impairment of real estate assets and intangible lease assets held by the Company and its unconsolidated affiliates, which included management's assumptions regarding which properties required recoverability tests to be performed, as well as the assumptions management used in performing the recoverability tests.
•
Evaluating management's assessment of potential impairment indicators which could result in impairment, including long-term vacancy, recurring negative cash flows and tenant bankruptcies.
•
Evaluating management's assumptions, including market rent assumptions and market capitalization rates used in forecasting future undiscounted cash flows.
•
Utilizing professionals with specialized skills and knowledge to assist in evaluating the reasonableness of the market-based assumptions utilized by the management (including market rents and market capitalization rates) for certain properties under development and pre-stabilized properties, for which impairment indicators have been identified.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

New York, New York

March 1, 2022

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2021	2020
ASSETS		(As Restated)
Investments in real estate, at cost
Operating real estate, net	$3,219,373	$3,190,761
Real estate under development	203,773	247,201
Net investments in real estate	3,423,146	3,437,962
Notes receivable, net	153,886	100,882
Investments in and advances to unconsolidated affiliates	322,326	272,829
Other assets, net	186,509	170,281
Right-of-use assets - operating leases, net	40,743	76,268
Cash and cash equivalents	17,746	18,699
Restricted cash	9,813	11,096
Rents receivable, net	43,625	43,052
Assets of properties held for sale	63,952	—
Total assets	$4,261,746	$4,131,069

LIABILITIES
Mortgage and other notes payable, net	$1,140,293	$1,148,586
Unsecured notes payable, net	559,040	420,858
Unsecured line of credit	112,905	138,400
Accounts payable and other liabilities	236,415	268,442
Lease liability - operating leases, net	38,759	88,816
Dividends and distributions payable	14,460	147
Distributions in excess of income from, and investments in, unconsolidated affiliates	9,939	15,616
Total liabilities	2,111,811	2,080,865
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 89,303,545 and 86,268,303 shares, respectively	89	86
Additional paid-in capital	1,754,383	1,683,165
Accumulated other comprehensive loss	(36,214)	(74,891)
Distributions in excess of accumulated earnings	(196,645)	(167,321)
Total Acadia shareholders’ equity	1,521,613	1,441,039
Noncontrolling interests	628,322	609,165
Total equity	2,149,935	2,050,204
Total liabilities and equity	$4,261,746	$4,131,069

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share amounts)	2021	2020	2019
Revenues		(As Restated)	(As Restated)
Rental income	$285,898	$246,432	$285,470
Other	6,599	4,476	4,115
Total revenues	292,497	250,908	289,585
Operating expenses
Depreciation and amortization	123,439	147,229	122,580
General and administrative	40,125	35,798	34,299
Real estate taxes	45,357	42,477	38,333
Property operating	53,516	55,551	49,898
Impairment charges	9,925	85,598	1,721
Total operating expenses	272,362	366,653	246,831

Gain on disposition of properties	10,521	683	30,324
Operating Income (loss)	30,656	(115,062)	73,078
Equity in earnings (losses) of unconsolidated affiliates	5,330	(3,057)	5,899
Interest income	9,065	8,979	7,988
Realized and unrealized holding gains on investments and other	49,120	113,362	6,947
Interest expense	(68,048)	(69,671)	(69,213)
Income (loss) from continuing operations before income taxes	26,123	(65,449)	24,699
Income tax provision	(93)	(269)	(1,465)
Net income (loss)	26,030	(65,718)	23,234
Net (income) loss attributable to noncontrolling interests	(2,482)	56,742	30,483
Net income (loss) attributable to Acadia	$23,548	$(8,976)	$53,717

Basic and diluted earnings (loss) per share	$0.26	$(0.11)	$0.63

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2021	2020	2019
		(As Restated)	(As Restated)
Net income (loss)	$26,030	$(65,718)	$23,234
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	30,500	(73,686)	(35,883)
Reclassification of realized interest on swap agreements	21,407	15,059	(870)
Other comprehensive income (loss)	51,907	(58,627)	(36,753)
Comprehensive income (loss)	77,937	(124,345)	(13,519)
Comprehensive (income) loss attributable to noncontrolling interests	(15,712)	71,952	35,246
Comprehensive income (loss) attributable to Acadia	$62,225	$(52,393)	$21,727

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2021, 2020 (As Restated) and 2019 (As Restated)

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165	$2,050,204
Issuance of Common Shares	2,889	3	63,873	—	—	63,876	—	63,876
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	90	—	1,431	—	—	1,431	(1,431)	—
Cancellation of OP Units	—	—	—	—	—	—	(568)	(568)
Dividends/distributions declared ($0.60 per Common Share/OP Unit)	—	—	—	—	(52,872)	(52,872)	(4,185)	(57,057)
Employee and trustee stock compensation, net	56	—	1,146	—	—	1,146	11,284	12,430
Noncontrolling interest distributions	—	—	—	—	—	—	(27,051)	(27,051)
Noncontrolling interest contributions	—	—	—	—	—	—	30,164	30,164
Comprehensive income	—	—	—	38,677	23,548	62,225	15,712	77,937
Reallocation of noncontrolling interests	—	—	4,768	—	—	4,768	(4,768)	—
Balance at December 31, 2021	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935
As Restated
Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,474)	$(133,019)	$1,541,951	$646,439	$2,188,390
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)	(400)
Acquisition of noncontrolling interest	—	—	(15,330)	—	—	(15,330)	15,918	588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)	—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—	(22,386)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(2,218)	(27,155)
Employee and trustee stock compensation, net	30	—	782	—	—	782	10,130	10,912
Noncontrolling interest distributions	—	—	—	—	—	—	(27,574)	(27,574)
Noncontrolling interest contributions	—	—	—	—	—	—	52,174	52,174
Comprehensive loss	—	—	—	(43,417)	(8,976)	(52,393)	(71,952)	(124,345)
Reallocation of noncontrolling interests	—	—	7,197	—	—	7,197	(7,197)	—
Balance at December 31, 2020	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165	$2,050,204
As Restated
Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(90,426)	$1,458,775	$623,982	$2,082,757
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	308	—	5,104	—	—	5,104	(5,104)	—
Issuance of Common Shares	5,164	5	145,493	—	—	145,498	—	145,498
Dividends/distributions declared ($1.13 per Common Share/OP Unit)	—	—	—	—	(96,310)	(96,310)	(7,124)	(103,434)
Employee and trustee stock compensation, net	21	—	546	—	—	546	9,460	10,006
Repurchase of Common Shares	—	—	—	—	—	—	—	—
Noncontrolling interest distributions	—	—	—	—	—	—	(94,283)	(94,283)
Noncontrolling interest contributions	—	—	—	—	—	—	161,365	161,365
Comprehensive (loss) income	—	—	—	(31,990)	53,717	21,727	(35,246)	(13,519)
Reallocation of noncontrolling interests	—	—	6,611	—	—	6,611	(6,611)	—
Balance at December 31, 2019	87,050	$87	$1,706,357	$(31,474)	$(133,019)	$1,541,951	$646,439	$2,188,390

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)	(As Restated)
Net income (loss)	$26,030	$(65,718)	$23,234
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,439	147,229	122,580
Straight-line rents	(6,726)	(4,869)	(4,185)
Non-cash lease expense	3,721	3,392	—
Net unrealized holding gains on investments	(51,925)	(72,391)	—
Distributions of operating income from unconsolidated affiliates	3,828	3,286	11,273
Equity in earnings (losses) of unconsolidated affiliates	(5,330)	3,057	(5,899)
Stock compensation expense	12,430	10,912	10,006
Amortization of financing costs	4,396	5,038	6,718
Impairment charges	9,925	85,598	1,721
Gain on disposition of properties	(10,521)	(683)	(30,324)
Allowance for credit loss	(2,796)	24,569	2,742
Termination of ground lease	(3,615)	—	—
Adjustments to straight-line rent reserves	2,682	21,871	1,961
Gain on debt extinguishment	—	(18,339)	—
Deferred gain on tax credits	—	—	(5,034)
Other, net	(5,304)	(8,155)	(11,575)
Changes in assets and liabilities:
Other liabilities	7,856	(3,959)	(4,850)
Lease liability - operating leases	(3,636)	(1,579)	2,014
Prepaid expenses and other assets	(7,427)	4	8,206
Rents receivable, net	7,384	(28,321)	1,089
Accounts payable and accrued expenses	572	3,005	1,705
Net cash provided by operating activities	104,983	103,947	131,382
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(161,846)	(21,208)	(319,673)
Acquisition of leasehold interests	—	—	(39,031)
Development, construction and property improvement costs	(40,671)	(36,579)	(89,385)
Proceeds from the disposition of properties, net	63,901	20,930	88,738
Investments in and advances to unconsolidated affiliates and other	(14,835)	(14,483)	(164,922)
Return of capital from unconsolidated affiliates and other	17,722	14,686	106,005
Issuance of or advances on notes receivable	(57,895)	(59,000)	(3,608)
Proceeds from notes receivable	—	—	15,250
Return of deposits for properties under contract	—	187	2,870
Payment of deferred leasing costs	(4,914)	(6,407)	(6,782)
Change in control of previously unconsolidated affiliate	—	950	—
Net cash used in investing activities	(198,538)	(100,924)	(410,538)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(98,602)	(51,949)	(158,211)
Principal payments on unsecured debt	(206,781)	(136,490)	(521,600)
Proceeds received on mortgage and other notes	56,847	5,351	324,995
Proceeds from unsecured debt	323,200	236,804	526,400
Payments of finance lease obligations	(63)	(903)	(2,749)
Proceeds from the sale (repurchase) of Common Shares	63,876	(22,386)	145,498
Capital contributions from noncontrolling interests	30,164	52,174	161,365
Distributions to noncontrolling interests	(30,410)	(31,461)	(101,364)
Dividends paid to Common Shareholders	(39,476)	(50,182)	(93,902)
Deferred financing and other costs	(7,436)	(2,215)	(6,476)
Net cash provided by (used in) financing activities	91,319	(1,257)	273,956
(Decrease) increase in cash and restricted cash	(2,236)	1,766	(5,200)
Cash of $18,699, $14,149 and $20,074 and restricted cash of $11,096, $13,880 and $13,155, respectively, beginning of year	29,795	28,029	33,229
Cash of $17,746, $18,699 and $14,149 and restricted cash of $9,813, $11,096 and $13,880, respectively, end of year	$27,559	$29,795	$28,029

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
(in thousands)	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $3,421 and $7,110 and $12,586 respectively	$44,663	$70,383	$69,076
Cash paid for income taxes, net of (refunds)	$147	$(329)	$730

Supplemental disclosure of non-cash investing and financing activities
Adjustment to equity as a result of the implementation of CECL	$—	$400	$—
Assumption of accounts payable and accrued expenses through acquisition of real estate	$1,319	$116	$4,666
Note receivable exchanged for real estate	$—	$72,430	$13,530
Acquisition of real estate through assumption of debt	$31,801	$—	$—
Distribution declared and payable on January 14, 2022, and January 15, 2021 and 2020, respectively	$14,314	$123	$26,914
Right-of-use assets, finance leases (modified) obtained in exchange for finance lease liabilities	$—	$(70,427)	$16,349
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$—	$—	$76,965
Right-of-use assets, operating leases exchanged for operating lease liabilities	$412	$33,189	$57,165
Capital lease obligation exchanged for finance lease liability	$—	$—	$71,111
Other liabilities exchanged for operating lease liabilities	$—	$—	$946
Assumption of debt through investments in unconsolidated affiliates	$—	$—	$4,688
Debt exchanged for deferred gain on tax credits	$—	$—	$(5,262)
Other assets exchanged for deferred gain on tax credits	$—	$—	$228
Settlement of note receivable through cancellation of OP Units	$479	$—	$—
Right of use assets, operating leases terminated in exchange for finance lease liabilities	$—	$(1,432)	$—

Change in control of previously unconsolidated (consolidated) investment
Increase in real estate	$—	$(135,190)	$828
Decrease in investments in and advances to unconsolidated affiliates	—	96,816	(1,189)
Change in other assets and liabilities	—	1,238	12
Acquisition of noncontrolling interest asset	—	(588)	—
Decrease in notes receivable	—	38,674	—
Decrease in right-of-use assets, finance leases	—	—	11,051
Decrease in finance lease liability	—	—	(10,702)
Increase in cash and restricted cash upon change of control	$—	$950	$—

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2021 and 2020, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 14). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of December 31, 2021, the Company has ownership interests in 133 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 53 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and collectively with Fund II, Fund III, and Fund IV, the “Funds”). The 186 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2021 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of December 31, 2021 (b, c)
Fund II and Mervyns II (c)	6/2004	28.33%	$381.5	$3.8	28.33%	8%	$169.8
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	576.0
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	193.1
Fund V (d)	8/2016	20.10%	226.2	293.8	20.10%	6%	51.4

a)
Amount represents the current economic ownership at December 31, 2021, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
b)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
c)
During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share. During 2021, Mervyn’s II recalled $11.9 million of the $15.7 million of which our share is $3.4 million.
d)
As of April 8, 2021, Fund V's investment period was extended to August 25, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Segments

At December 31, 2021, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control in accordance with FASB Accounting Standards Codification Topic 810 “Consolidation.” The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income (loss).

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

Purchase Accounting – Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases) and assumed liabilities in accordance with ASC Topic 805, “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocates the acquisition price based on these assessments. When acquisitions of properties do not meet the criteria for business combinations, they are accounted for as asset acquisitions; therefore, no goodwill is recorded and acquisition costs are capitalized.

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

In determining the value of above- and below-market leases, the Company estimates the present value difference between contractual rent obligations and estimated market rate of leases at the time of the transaction. To the extent there were fixed-rate options at below-market rental rates, the Company included these periods along with the current term below-market rent in arriving at the fair value of the acquired leases. The discounted difference between contract and market rents is being amortized to rental income over the remaining applicable lease term, inclusive of any option periods.

In determining the value of acquired in-place leases, the Company considers market conditions at the time of the transaction and values the costs to execute similar leases during the expected lease-up period from vacancy to existing occupancy, including carrying costs. The value assigned

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to in-place leases and tenant relationships is amortized over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs (e.g. lease intangibles) relating to that lease would be written off.

The Company estimates the value of any assumption of mortgage debt based on market conditions at the time of acquisitions including prevailing interest rates, terms and ability to obtain financing for a similar asset. Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.

Real Estate Under Development – The Company capitalizes certain costs related to the development of real estate. Interest and real estate taxes incurred during the period of the construction, expansion or development of real estate are capitalized and depreciated over the estimated useful life of the building. The Company will cease the capitalization of these costs when construction activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. If the Company suspends substantially all activities related to the development of a qualifying asset, the Company will cease capitalization of interest and taxes until activities are resumed.

Real Estate Impairment – The Company reviews its real estate, real estate under development and right-of-use assets for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its estimated fair value. See Note 9 for information about impairment charges recorded during the periods presented.

Dispositions of Real Estate – The Company recognizes property sales in accordance with ASC Topic 610-20 “Other Income—Gains and losses from the derecognition of nonfinancial assets.” Sales of real estate include the sale of land, operating properties and investments in real estate joint ventures. Gains on sale of investment properties are recognized, and the related real estate derecognized, when the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership.

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

Notes Receivable

Notes receivable include certain loans that are held for investment and are collateralized by real estate-related investments and may be subordinate to other senior loans. Notes receivable are reported net of allowance for credit loss and are recorded at stated principal amounts or at initial investment less accretive yield for loans purchased at a discount, which is accreted over the life of the note. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. Changes in cash flows from previous estimates are included in future interest income on a prospective basis and a new effective interest rate is computed based on the current cost basis of the instrument and remaining cash flows. The Company evaluates the collectability of both principal and interest based upon an assessment of the underlying collateral value to determine whether it is impaired. Allowance for credit loss represents management’s estimate of future losses based on national historical economic loss rates for similar obligations, management’s estimate of future economic impacts and factors specific to the borrower. Certain of the Company’s loans are considered “collateral dependent” in that settlement of the amount is likely to be achieved by obtaining access to the collateral (e.g. notes in default). The same valuation techniques are used to value the collateral for such collateral dependent instruments as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of notes outstanding, the Company believes the characteristics of its notes are not sufficiently similar to allow an evaluation as a group for credit loss allowance. As such, all of the Company’s notes are evaluated individually for this purpose. Interest income on performing notes is accrued as earned. A note is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Income accrual is generally suspended for loans when recovery of income and principal becomes doubtful. Interest received is then recorded as a reduction in the outstanding principal balance until the accrual is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms of the notes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent that the Company’s carrying basis in an unconsolidated affiliate is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in earnings (losses) of unconsolidated affiliates the joint venture.

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

Derivative Instruments and Hedging Activities

The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition and Accounts Receivable

The Company accounts for its leases under ASC 842. Pursuant to ASC 842, the Company has made an accounting policy election to not separate the non-lease components from its leases, such as common area maintenance, and has accounted for each of its leases as a single lease component. In addition, the Company has elected to account only for those taxes that it pays on behalf of the tenant as reimbursable costs and will not account for those taxes paid directly by the tenant. Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. As of December 31, 2021 and 2020, unbilled rents receivable relating to the straight-lining of rents of $43.4 million and $40.2 million, respectively, are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company assesses the collectability of its accounts receivable related to tenant revenues under ASC 842. The Company estimates the collectability of the accounts receivable related to billed rents, straight-line rents, recoveries from tenants, and other revenue taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. Rents receivable at December 31, 2021 and 2020 are shown net of an allowance for doubtful accounts of $38.5 million and $45.0 million, respectively. Rental income for the years ended December 31, 2021, 2020 and 2019 are reported net of adjustments of $0.1 million, $46.4 million (reflecting additional reserves, net of write-offs and recoveries due to the impact of the COVID-19 Pandemic, see Note 12) and $4.5 million respectively, to allowance for doubtful accounts.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) temporarily relaxes existing limitations on the use and carryback of net operating losses incurred by our TRSs. Net operating losses generated in taxable years beginning in 2019, 2020 or 2021 can be carried back to the preceding 5 years. In addition, TRSs can fully offset their taxable income for taxable years beginning before 2022 using net operating loss carrybacks and carryforwards and can fully offset their taxable income for taxable years beginning after 2021 using pre-2019 net operating loss carryforwards. Any post-2018 net operating loss carryforwards can be used to offset up to 80% of taxable income after using pre-2019 net operating loss carryforwards. In 2020, the Company carried back $3.1 million of net operating losses, resulting in a refund of $1.0 million.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Effective in the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation and did not have a material impact on the consolidated financial statements. The Company has been incorporating alternate rates into its debt agreements as they mature and does not anticipate the need to modify any existing debt agreements solely as a result of reference rate reform. If any modification is executed as a result of reference rate reform, the Company will elect the optional practical expedient under ASU 2020-04 and 2021-01, which allows entities to account for the modification as if the modification was not substantial. As a result, the implementation of this guidance is not expected to have any effect on the Company’s consolidated financial statements.

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

On April 8, 2020, the FASB issued a Q&A allowing for reporting entities to make an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. This election is available for concessions that result in the total cash flows required by the modified contract being substantially the same or less than total cash flows required by the original contract. Effective April 1, 2020, the Company made the accounting

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

policy election noted above. The Company entered into concession agreements as lessor during the year ended December 31, 2021 (Note 12). The Company may grant further concessions during subsequent periods.

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

In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848) which modifies ASC 848 (ASU 2020-04 discussed above), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company does not currently have any applicable derivatives. As a result, the implementation of this guidance is not expected to have any effect on the Company's consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04 Modification of Equity-Classified Written Call Options — Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — to codify how an issuer should account for modifications made to equity-classified written call options (a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange whether structured as an amendment or reissuance and is effective for all periods beginning after December 15, 2021 with early application permitted. The Company does not currently have any outstanding equity awards with written call options. As a result, the implementation of this guidance is not expected to have any effect on the Company’s consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05 Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments. This Update requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a commencement date selling loss. The guidance in the ASU is effective for all periods beginning after December 15, 2021 with early application permitted and may be applied either retrospectively or prospectively. The Company does not currently have any sales-type or direct financing leases as lessor. As a result, the implementation of this guidance is not expected to have any effect on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-08 Business Combinations (Topic ASC 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update provides an exception to the fair value measurement for contract assets and contract liabilities acquired in a business combination. Instead, they will be recognized and measured by the acquirer in accordance with ASC 606, Revenue from Contracts with Customers. The guidance in this ASU is effective for all periods beginning after December 15, 2022, with early adoption permitted and must be applied prospectively. The Company does not expect this amendment to have a material effect on the Company's consolidated financial statements as most of the Company's acquisitions of properties do not meet the criteria for business combinations and are accounted for as asset acquisitions, which are excluded from the scope of this amendment.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Previously Issued Consolidated Financial Statements

As announced on February 15, 2022, the Company has restated its (i) audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 as illustrated in this note to the consolidated financial statements; and (ii) its unaudited interim financial statements for the three months ended March 31, 2021 and 2020, the three and six months ended June 30, 2021 and 2020, the three and nine months ended September 30, 2021 and 2020, and the three months ended December 31, 2020 as illustrated in Note 17; collectively referred to as the "Restatement". Amounts depicted as "As Restated" throughout the accompanying consolidated financial statements and footnotes include the impact of the Restatement.

As part of the Company’s normal annual reporting process prior to releasing its 2021 fourth quarter and year-to-date December 31, 2021 results and prior to completion of the related audit, the Company identified two areas of restatement errors. All adjustments depicted in the tables below relate to one of the following categories:

(a)
an error in accounting treatment at the time of formation related to the improper consolidation of two Fund investments that are less-than-wholly-owned through the Company's opportunity funds (the "Fund Investments"). These two Fund Investments, 640 Broadway and Paramus Plaza, which were formed in 2012 and 2013, respectively, have been adjusted from consolidated investments to investments in unconsolidated affiliates (Note 5) with no impact on net income (loss) or distributions in excess of accumulated earnings. It should also be noted that during the Restatement periods, the Fund Investments did not have any significant transactions (new borrowings, acquisitions, or dispositions) other than their ongoing rental operations in the normal course of business.
(b)
errors related to other immaterial previously unrecorded adjustments, which were also recorded as part of the Restatement. These adjustments were primarily adjustments which the Company deemed immaterial in prior periods. The total impact of these adjustments for the years ended December 31, 2020 and 2019 was a reduction in net income (loss) attributable to Acadia of ($0.2) million or ($0.01) per share, and $0.7 million, or $0.01 per share, respectively. These adjustments include the recognition of additional reserves for one of the Company's notes receivable, 640 Broadway (Note 4) of $0.6 million. or $0.1 million at the Company's share, for the year ended December 31, 2020.
(c)
reclassifications of certain prior period amounts to conform to the current period presentation. Reclassifications have no impact on net income (loss), do not relate to the Restatement errors and are included here in order to conform the presentation across the periods presented.
i.
On the balance sheet at December 31, 2020, Unsecured notes payable, net of $79.2 million were reclassified to mortgage and other notes payable, net. On the balance sheet at December 31, 2019, $60.0 million was reclassified from Operating real estate, net to Right-of-use assets - operating leases, net and the corresponding Lease liability - operating leases, net of $58.0 million was reclassified from Accounts payable and other liabilities.
ii.
On the statement of cash flows for the year ended December 31, 2019, Straight-line rents of ($5.2) million, Allowance for credit loss of $2.7 million and Adjustments to straight-line rent reserves of $1.8 million were all reclassified from the change in Rents receivable.

	December 31, 2020
(dollars in thousands, except per share amounts)	As Reported	Adjustments		As Restated
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,260,139	$(69,378)	(a)	$3,190,761
Real estate under development	247,349	(148)	(a)	247,201
Net investments in real estate	3,507,488	(69,526)		3,437,962
Notes receivable, net	101,450	(568)	(b)	100,882
Investments in and advances to unconsolidated affiliates	249,807	23,022	(a,b)	272,829
Other assets, net	173,809	(3,528)	(a)	170,281
Right-of-use assets - operating leases, net	76,268	—		76,268
Cash and cash equivalents	19,232	(533)	(a)	18,699
Restricted cash	14,692	(3,596)	(a)	11,096
Rents receivable, net	44,136	(1,084)	(a)	43,052
Total assets	$4,186,882	$(55,813)		$4,131,069

LIABILITIES
Mortgage and other notes payable, net	$1,125,356	$23,230	(a,b,c)	$1,148,586

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured notes payable, net	500,083	(79,225)	(c)	420,858
Unsecured line of credit	138,400	—		138,400
Accounts payable and other liabilities	269,911	(1,469)	(a)	268,442
Lease liability - operating leases, net	88,816	—		88,816
Dividends and distributions payable	147	—		147
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,616	—		15,616
Total liabilities	2,138,329	(57,464)		2,080,865
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 86,268,303 shares	86	—		86
Additional paid-in capital	1,683,165	—		1,683,165
Accumulated other comprehensive loss	(74,891)	—		(74,891)
Distributions in excess of accumulated earnings	(167,046)	(275)	(b)	(167,321)
Total Acadia shareholders’ equity	1,441,314	(275)		1,441,039
Noncontrolling interests	607,239	1,926	(a,b)	609,165
Total equity	2,048,553	1,651		2,050,204
Total liabilities and equity	$4,186,882	$(55,813)		$4,131,069

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
(in thousands except per share amounts)	As Reported	Adjustments		As Restated
Revenues
Rental income	$251,002	$(4,570)	(a)	$246,432
Other	4,482	(6)	(a)	4,476
Total revenues	255,484	(4,576)		250,908
Operating expenses
Depreciation and amortization	149,793	(2,564)	(a)	147,229
General and administrative	36,055	(257)	(a)	35,798
Real estate taxes	43,505	(1,028)	(a)	42,477
Property operating	56,595	(1,044)	(a)	55,551
Impairment charges	85,598	—		85,598
Total operating expenses	371,546	(4,893)		366,653

Gain on disposition of properties	683	—		683
Operating loss	(115,379)	317		(115,062)
Equity in losses of unconsolidated affiliates	(1,237)	(1,820)	(a)	(3,057)
Interest and other income	8,979	—		8,979
Realized and unrealized holding gains on investments and other	113,930	(568)	(b)	113,362
Interest expense	(72,060)	2,389	(a,b)	(69,671)
Loss from continuing operations before income taxes	(65,767)	318		(65,449)
Income tax provision	(271)	2	(a)	(269)
Net loss	(66,038)	320		(65,718)
Net loss attributable to noncontrolling interests	57,279	(537)	(a,b)	56,742
Net loss attributable to Acadia	$(8,759)	$(217)		$(8,976)
Net income attributable to participating securities	$233	$—		$233
Shares for basic loss per share	86,442	—		86,442

Basic loss per share	$(0.10)	$(0.01)		$(0.11)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
(in thousands)	As Reported	Adjustments		As Restated

Net loss	$(66,038)	$320		$(65,718)
Other comprehensive loss
Unrealized loss on valuation of swap agreements	(74,236)	550	(a)	(73,686)
Reclassification of realized interest on swap agreements	15,203	(144)	(a)	15,059
Other comprehensive loss	(59,033)	406		(58,627)
Comprehensive loss	(125,071)	726		(124,345)
Comprehensive loss attributable to noncontrolling interests	72,596	(644)		71,952
Loss attributable to Acadia	$(52,475)	$82		$(52,393)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Year Ended December 31, 2020
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657		$2,186,965
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)		(400)
Acquisition of noncontrolling interest	—	—	(15,330)	—	—	(15,330)	15,918		588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)		—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—		(22,386)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(2,218)		(27,155)
Employee and trustee stock compensation, net	30	—	782	—	—	782	10,130		10,912
Noncontrolling interest distributions	—	—	—	—	—	—	(27,574)		(27,574)
Noncontrolling interest contributions	—	—	—	—	—	—	52,674		52,674
Comprehensive loss	—	—	—	(43,716)	(8,759)	(52,475)	(72,596)		(125,071)
Reallocation of noncontrolling interests	—	—	7,197	—	—	7,197	(7,197)		—
Balance at December 31, 2020	86,269	$86	$1,683,165	$(74,891)	$(167,046)	$1,441,314	$607,239		$2,048,553
Adjustments
Balance at January 1, 2020	—	—	—	$(299)	$(58)	$(357)	$1,782		$1,425
Noncontrolling interest contributions	—	—	—	—	—	—	(500)	(a)	(500)
Comprehensive loss	—	—	—	299	(217)	82	644		726
Total Adjustments	—	$—	$—	$—	$(275)	(275)	1,926		1,651
As Restated
Balance at January 1, 2020 - As Restated	87,050	$87	$1,706,357	$(31,474)	$(133,019)	$1,541,951	$646,439		$2,188,390
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)		(400)
Acquisition of noncontrolling interest	—	—	(15,330)	—	—	(15,330)	15,918		588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)		—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—		(22,386)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(2,218)		(27,155)
Employee and trustee stock compensation, net	30	—	782	—	—	782	10,130		10,912
Noncontrolling interest distributions	—	—	—	—	—	—	(27,574)		(27,574)
Noncontrolling interest contributions	—	—	—	—	—	—	52,174		52,174
Comprehensive loss	—	—	—	(43,417)	(8,976)	(52,393)	(71,952)		(124,345)
Reallocation of noncontrolling interests	—	—	7,197	—	—	7,197	(7,197)		—
Balance at December 31, 2020 -As Restated	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165		$2,050,204

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
(in thousands)	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,038)	320		$(65,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	149,793	(2,564)	(a,b)	147,229
Straight-line rents	(5,096)	227	(a)	(4,869)
Non-cash lease expense	3,392	—		3,392
Net unrealized holding gains on investments	(72,391)	—		(72,391)
Distributions of operating income from unconsolidated affiliates	3,286	—		3,286
Equity in (earnings) losses of unconsolidated affiliates	1,237	1,820	(a)	3,057
Stock compensation expense	10,912	—		10,912
Amortization of financing costs	5,169	(131)	(a,b)	5,038
Impairment charges	85,598	—	(b)	85,598
Gain on disposition of properties	(683)	—		(683)
Allowance for credit loss	24,770	(201)	(a)	24,569
Adjustments to straight-line rent reserves	22,074	(203)	(a)	21,871
Gain on debt extinguishment	(18,339)	—		(18,339)
Other, net	(8,753)	598	(a,b)	(8,155)
Changes in assets and liabilities:
Other liabilities	(4,208)	249	(a)	(3,959)
Lease liability - operating leases	(1,579)	—		(1,579)
Prepaid expenses and other assets	32	(28)	(a)	4
Rents receivable	(29,810)	1,489	(a)	(28,321)
Accounts payable and accrued expenses	3,199	(194)	(a)	3,005
Net cash provided by operating activities	102,565	1,382		103,947
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(21,208)	—		(21,208)
Development, construction and property improvement costs	(40,483)	3,904	(a)	(36,579)
Proceeds from the disposition of properties, net	20,930	—		20,930
Investments in and advances to unconsolidated affiliates and other	(4,291)	(10,192)	(a)	(14,483)
Return of capital from unconsolidated affiliates and other	14,686	—		14,686
Issuance of notes receivable	(59,000)	—		(59,000)
Return of deposits for properties under contract	187	—		187
Payment of deferred leasing costs	(7,979)	1,572	(a)	(6,407)
Change in control of previously unconsolidated affiliate	950	—		950
Net cash used in investing activities	(96,208)	(4,716)		(100,924)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(55,449)	3,500	(a)	(51,949)
Principal payments on unsecured debt	(136,490)	—		(136,490)
Proceeds received on mortgage and other notes	7,261	(1,910)	(a)	5,351
Proceeds from unsecured debt	236,804	—		236,804
Payments of finance lease obligations	(903)	—		(903)
Proceeds from the sale (repurchase) of Common Shares	(22,386)	—		(22,386)
Capital contributions from noncontrolling interests	52,674	(500)	(a)	52,174
Distributions to noncontrolling interests	(31,461)	—		(31,461)
Dividends paid to Common Shareholders	(50,182)	—		(50,182)
Deferred financing and other costs	(2,311)	96	(a)	(2,215)
Net cash used in financing activities	(2,443)	1,186		(1,257)
Increase in cash and restricted cash	3,914	(2,148)		1,766
Cash of $14,149 and restricted cash of $13,880 beginning of period	30,010	(1,981)		28,029
Cash of $18,699 and restricted cash of $11,096 end of period	$33,924	$(4,129)		$29,795

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
(in thousands)	As Reported	Adjustments		As Restated
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $7,110	$72,392	$(2,009)	(a)	$70,383
Cash paid for income taxes, net of (refunds)	$(329)	$—		$(329)

Supplemental disclosure of non-cash investing and financing activities
Adjustment to equity as a result of the implementation of CECL	$400	$—		$400
Assumption of accounts payable and accrued expenses through acquisition of real estate	$116	$—		$116
Note receivable exchanged for real estate	$72,430	$—		$72,430
Acquisition of real estate through assumption of debt	$—	$—		$—
Distribution declared and payable	$—	$123	(c)	$123
Right-of-use assets, finance leases (modified) obtained in exchange for finance lease liabilities	$(70,427)	$—		$(70,427)
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$—	$—		$—
Right-of-use assets, operating leases exchanged for operating lease liabilities	$33,189	$—		$33,189
Capital lease obligation exchanged for finance lease liability	$—	$—		$—
Other liabilities exchanged for operating lease liabilities	$—	$—		$—
Assumption of debt through investments in unconsolidated affiliates	$—	$—		$—
Debt exchanged for deferred gain on tax credits	$—	$—		$—
Other assets exchanged for deferred gain on tax credits	$—	$—		$—
Settlement of note receivable through cancellation of OP Units	$—	$—		$—
Right of use assets, operating leases terminated in exchange for finance lease liabilities	$(1,432)	$—		$(1,432)

Change in control of previously unconsolidated (consolidated) investment
Increase in real estate	$(135,190)	$—		$(135,190)
Decrease in investments in and advances to unconsolidated affiliates	96,816	—		96,816
Change in other assets and liabilities	1,238	—		1,238
Acquisition of noncontrolling interest asset	(588)	—		(588)
Decrease in notes receivable	38,674	—		38,674
Decrease in right-of-use assets, finance leases	—	—		—
Decrease in finance lease liability	—	—		—
Increase in cash and restricted cash upon change of control	$950	$—		$950

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
(dollars in thousands, except per share amounts)	As Reported	Adjustments		As Restated
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,355,913	$(127,888)	(a,b,c)	$3,228,025
Real estate under development	253,402	(6)	(a)	253,396
Net investments in real estate	3,609,315	(127,894)		3,481,421
Notes receivable, net	114,943	—	(b)	114,943
Investments in and advances to unconsolidated affiliates	305,097	14,453	(a,b)	319,550
Other assets, net	190,658	(2,225)	(a)	188,433
Right-of-use assets - operating leases, net	—	60,006	(c)	60,006
Cash and cash equivalents	15,845	(1,696)	(a)	14,149
Restricted cash	14,165	(285)	(a)	13,880
Rents receivable, net	59,091	222	(a)	59,313
Total assets	$4,309,114	$(57,419)		$4,251,695

LIABILITIES
Mortgage and other notes payable, net	$1,170,076	$(57,551)	(a,b)	$1,112,525
Unsecured notes payable, net	477,320	—		477,320
Unsecured line of credit	60,800	—		60,800
Accounts payable and other liabilities	371,516	(58,055)	(a,c)	313,461
Lease liability - operating leases, net	—	56,762	(c)	56,762
Dividends and distributions payable	27,075	—		27,075
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,362	—		15,362
Total liabilities	2,122,149	(58,844)		2,063,305
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 87,050,465 shares	87	—		87
Additional paid-in capital	1,706,357	—		1,706,357
Accumulated other comprehensive loss	(31,175)	(299)	(b)	(31,474)
Distributions in excess of accumulated earnings	(132,961)	(58)	(b)	(133,019)
Total Acadia shareholders’ equity	1,542,308	(357)		1,541,951
Noncontrolling interests	644,657	1,782	(a,b)	646,439
Total equity	2,186,965	1,425		2,188,390
Total liabilities and equity	$4,309,114	$(57,419)		$4,251,695

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
(in thousands except per share amounts)	As Reported	Adjustments		As Restated
Revenues
Rental income	$291,190	$(5,720)	(a,b)	$285,470
Other	4,137	(22)	(a)	4,115
Total revenues	295,327	(5,742)		289,585
Operating expenses
Depreciation and amortization	125,443	(2,863)	(a,b)	122,580
General and administrative	35,416	(1,117)	(a,b)	34,299
Real estate taxes	39,315	(982)	(a)	38,333
Property operating	51,153	(1,255)	(a)	49,898
Impairment charges	1,721	—		1,721
Total operating expenses	253,048	(6,217)		246,831

Gain on disposition of properties	30,324	—		30,324
Operating income	72,603	475		73,078
Equity in earnings of unconsolidated affiliates	8,922	(3,023)	(a)	5,899
Interest and other income	7,988	—		7,988
Realized and unrealized holding gains on investments and other	6,947	—	(b)	6,947
Interest expense	(73,788)	4,575	(a,b)	(69,213)
Income from continuing operations before income taxes	22,672	2,027		24,699
Income tax provision	(1,468)	3	(a)	(1,465)
Net income	21,204	2,030		23,234
Net loss attributable to noncontrolling interests	31,841	(1,358)	(a,b)	30,483
Net income attributable to Acadia	$53,045	$672		$53,717
Net income attributable to participating securities	$413	$—		$413
Shares for basic and diluted income per share	84,436	—		84,436

Basic and diluted income per share	$0.62	$0.01		$0.63

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
(in thousands)	As Reported	Adjustments		As Restated

Net income	$21,204	$2,030		$23,234
Other comprehensive loss
Unrealized loss on valuation of swap agreements	(35,674)	(209)	(a)	(35,883)
Reclassification of realized interest on swap agreements	(872)	2	(a)	(870)
Other comprehensive loss	(36,546)	(207)		(36,753)
Comprehensive loss	(15,342)	1,823		(13,519)
Comprehensive loss attributable to noncontrolling interests	36,696	(1,450)		35,246
Comprehensive Income attributable to Acadia	$21,354	$373		$21,727

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Year Ended December 31, 2019
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at January 1, 2019	81,557	$82	$1,548,603	$516	$(89,696)	$1,459,505	$622,442		$2,081,947
Issuance of Common Shares	5,164	5	145,493	—	—	145,498	—		145,498
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	308	—	5,104	—	—	5,104	(5,104)		—
Dividends/distributions declared ($1.13 per Common Share/OP Unit)	—	—	—	—	(96,310)	(96,310)	(7,124)		(103,434)
Employee and trustee stock compensation, net	21	—	546	—	—	546	10,411		10,957
Noncontrolling interest distributions	—	—	—	—	—	—	(94,289)		(94,289)
Noncontrolling interest contributions	—	—	—	—	—	—	161,628		161,628
Comprehensive loss	—	—	—	(31,691)	53,045	21,354	(36,696)		(15,342)
Reallocation of noncontrolling interests	—	—	6,611	—	—	6,611	(6,611)		—
Balance at December 31, 2019	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657		$2,186,965
Adjustments
Balance at January 1, 2019	—	$—	$—	$—	$(730)	$(730)	$1,540		$810
Employee and trustee stock compensation, net	—	—	—	—	—	—	(951)	(b)	(951)
Noncontrolling interest distributions	—	—	—	—	—	—	6	(a)	6
Noncontrolling interest contributions	—	—	—	—	—	—	(263)	(a)	(263)
Comprehensive loss	—	—	—	(299)	672	373	1,450	(a,b)	1,823
Total Adjustments	—	$—	$—	$(299)	$(58)	$(357)	$1,782		$1,425
As Restated
Balance at January 1, 2019 - As Restated	81,557	$82	$1,548,603	$516	$(90,426)	$1,458,775	$623,982		$2,082,757
Issuance of Common Shares	5,164	5	145,493	—	—	145,498	—		145,498
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	308	—	5,104	—	—	5,104	(5,104)		—
Dividends/distributions declared ($1.13 per Common Share/OP Unit)	—	—	—	—	(96,310)	(96,310)	(7,124)		(103,434)
Employee and trustee stock compensation, net	21	—	546	—	—	546	9,460		10,006
Noncontrolling interest distributions	—	—	—	—	—	—	(94,283)		(94,283)
Noncontrolling interest contributions	—	—	—	—	—	—	161,365		161,365
Comprehensive loss	—	—	—	(31,990)	53,717	21,727	(35,246)		(13,519)
Reallocation of noncontrolling interests	—	—	6,611	—	—	6,611	(6,611)		—
Balance at December 31, 2019 -As Restated	87,050	$87	$1,706,357	$(31,474)	$(133,019)	$1,541,951	$646,439		$2,188,390

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
(in thousands)	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,204	2,030		$23,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,443	(2,863)	(a,b)	122,580
Straight-line rents	—	(4,185)	(c)	(4,185)
Distributions of operating income from unconsolidated affiliates	11,273	—		11,273
Equity in (earnings) losses of unconsolidated affiliates	(8,922)	3,023	(a)	(5,899)
Stock compensation expense	10,957	(951)	(b)	10,006
Amortization of financing costs	7,577	(859)	(a,b)	6,718
Impairment charges	1,721	—		1,721
Gain on disposition of properties	(30,324)	—		(30,324)
Allowance for credit loss	—	2,742	(a,c)	2,742
Adjustments to straight-line rent reserves	—	1,961	(a,b,c)	1,961
Deferred gain on tax credits	(5,034)	—		(5,034)
Other, net	(11,627)	52	(a)	(11,575)
Changes in assets and liabilities:
Other liabilities	(4,466)	(384)	(a)	(4,850)
Lease liability - operating leases	—	2,014	(b)	2,014
Prepaid expenses and other assets	8,198	8	(a)	8,206
Rents receivable	(455)	1,544	(c)	1,089
Accounts payable and accrued expenses	1,632	73	(a)	1,705
Net cash provided by operating activities	127,177	4,205		131,382
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(319,673)	—		(319,673)
Acquisition of leasehold interests	(39,031)	—		(39,031)
Development, construction and property improvement costs	(89,270)	(115)	(a)	(89,385)
Proceeds from the disposition of properties, net	88,738	—		88,738
Investments in and advances to unconsolidated affiliates and other	(151,281)	(13,641)	(a)	(164,922)
Return of capital from unconsolidated affiliates and other	105,999	6		106,005
Issuance of notes receivable	(3,608)	—		(3,608)
Proceeds from notes receivable	15,250	—		15,250
Return of deposits for properties under contract	2,870	—		2,870
Payment of deferred leasing costs	(7,051)	269	(a)	(6,782)
Net cash used in investing activities	(397,057)	(13,481)		(410,538)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(168,211)	27,627	(a)	(140,584)
Principal payments on unsecured debt	(521,600)	—		(521,600)
Proceeds received on mortgage and other notes	326,268	(18,900)	(a)	307,368
Proceeds from unsecured debt	526,400	—		526,400
Payments of finance lease obligations	(2,749)	—		(2,749)
Proceeds from the sale (repurchase) of Common Shares	145,498	—		145,498
Capital contributions from noncontrolling interests	161,628	(263)	(a)	161,365
Distributions to noncontrolling interests	(101,370)	6	(a)	(101,364)
Dividends paid to Common Shareholders	(93,902)	—		(93,902)
Deferred financing and other costs	(6,920)	444	(a)	(6,476)
Net cash provided by financing activities	265,042	8,914		273,956
Decrease in cash and restricted cash	(4,838)	(362)		(5,200)
Cash of $20,074 and restricted cash of $13,155 beginning of period	34,848	(1,619)		33,229
Cash of $14,149 and restricted cash of $13,880 end of period	$30,010	$(1,981)		$28,029

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
(in thousands)	As Reported	Adjustments		As Restated
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $12,586	$53,586	$15,490		$69,076
Cash paid for income taxes, net of (refunds)	$730	$—		$730

Supplemental disclosure of non-cash investing and financing activities
Adjustment to equity as a result of the implementation of CECL	$—	$—		$—
Assumption of accounts payable and accrued expenses through acquisition of real estate	$4,666	$—		$4,666
Note receivable exchanged for real estate	$13,530	$—		$13,530
Acquisition of real estate through assumption of debt	$—	$—		$—
Distribution declared and payable	$—	$26,914	(c)	$26,914
Right-of-use assets, finance leases (modified) obtained in exchange for finance lease liabilities	$16,349	$—		$16,349
Right-of-use assets, finance leases obtained in exchange for assets under capital lease	$76,965	$—		$76,965
Right-of-use assets, operating leases exchanged for operating lease liabilities	$57,165	$—		$57,165
Capital lease obligation exchanged for finance lease liability	$71,111	$—		$71,111
Other liabilities exchanged for operating lease liabilities	$946	$—		$946
Assumption of debt through investments in unconsolidated affiliates	$4,688	$—		$4,688
Debt exchanged for deferred gain on tax credits	$—	$(5,262)	(c)	$(5,262)
Other assets exchanged for deferred gain on tax credits	$—	$228	(c)	$228
Settlement of note receivable through cancellation of OP Units	$—	$—		$—
Right of use assets, operating leases terminated in exchange for finance lease liabilities	$—	$—		$—

Change in control of previously unconsolidated (consolidated) investment
Increase in real estate	$828	$—		$828
Decrease in investments in and advances to unconsolidated affiliates	(1,189)	—		(1,189)
Change in other assets and liabilities	12	—		12
Acquisition of noncontrolling interest asset	—	—		—
Decrease in notes receivable	—	—		—
Decrease in right-of-use assets, finance leases	11,051	—		11,051
Decrease in finance lease liability	(10,702)	—		(10,702)
Increase in cash and restricted cash upon change of control	$—	$—		$—

3. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	December 31,
	2021	2020
		(As Restated)
Land	$739,641	$752,721
Buildings and improvements	2,892,051	2,802,253
Tenant improvements	199,925	178,918
Construction in progress	11,131	5,147
Right-of-use assets - finance leases (Note 12)	25,086	25,086
Total	3,867,834	3,764,125
Less: Accumulated depreciation and amortization	(648,461)	(573,364)
Operating real estate, net	3,219,373	3,190,761
Real estate under development	203,773	247,201
Net investments in real estate	$3,423,146	$3,437,962

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions and Conversions

During the years ended December 31, 2021 and 2020, the Company acquired the following consolidated retail properties and other real estate investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2021 Acquisitions
Core
14th Street Portfolio - Washington, DC	100%	Dec 23, 2021	$26,320
Subtotal Core			26,320

Fund V
Canton Marketplace - Canton, GA	100%	Aug 20, 2021	$50,954
Monroe Marketplace - Selinsgrove, PA	100%	Sept 9, 2021	44,796
Monroe Marketplace (Parcel) - Selinsgrove, PA	100%	Nov 12, 2021	1,029
Midstate - East Brunswick, NJ	100%	Dec 14, 2021	71,867
Subtotal Fund V			168,646
Total 2021 Acquisitions			$194,966

2020 Acquisitions and Conversions
Core
Soho Acquisitions - 37 Greene Street - New York, NY	100%	Jan 9, 2020	$15,689
917 W. Armitage - Chicago, IL	100%	Feb 13, 2020	3,515
Town Center - Wilmington, DE (Conversion) (Note 5)	100%	Apr 1, 2020	138,939
Subtotal Core			158,143

Fund IV
230-240 W. Broughton Street - Savannah, GA	100%	May 26, 2020	13,219
102 E. Broughton Street - Savannah, GA	100%	May 26, 2020	790
Subtotal Fund IV			14,009
Total 2020 Acquisitions and Conversions			$172,152

For the years ended December 31, 2021 and 2020, the Company capitalized acquisition costs of $3.6 million and $1.3 million, respectively. During the year ended December 31, 2021, the Company assumed a $31.8 million mortgage upon the acquisition of Canton Marketplace (Note 8). No debt was assumed in any of the 2020 Acquisitions and Conversions. Conversions represent notes receivable that were converted to an equity interest in the underlying collateral property in a non-cash transaction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The purchase prices for the 2021 Acquisitions and 2020 Acquisitions and Conversions were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net Assets Acquired
Land	$37,290	$25,440
Buildings and improvements	134,065	123,459
Accounts receivable, prepaids and other assets	—	5,770
Acquisition-related intangible assets (Note 7)	39,953	23,061
Right-of-use asset - Operating lease (Note 12)	—	234
Acquisition-related intangible liabilities (Note 7)	(16,342)	(4,569)
Lease liability - Operating lease (Note 12)	—	(234)
Accounts payable and other liabilities	—	(1,009)
Net assets acquired	$194,966	$172,152

Consideration
Cash	$161,846	$21,208
Conversion of note receivable	—	38,674
Conversion of accrued interest	—	1,995
Debt assumed	31,801	—
Liabilities assumed	1,319	116
Existing interest in previously unconsolidated investment	—	109,571
Acquisition of noncontrolling interests	—	588
Total consideration	$194,966	$172,152

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

During the years ended December 31, 2021, 2020 and 2019, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2021 Dispositions
60 Orange St - Bloomfield, NJ	Core	Jan 29, 2021	$16,400	$4,612
654 Broadway - New York, NY	Fund III	May 19, 2021	10,000	111
NE Grocer Portfolio (Selected Assets) - Maine	Fund IV	Jun 18, 2021	39,925	5,064
Total 2021 Dispositions (a)			$66,325	$9,787

2020 Dispositions
163 Highland Ave. (Easement) - Needham, MA	Core	Mar 19, 2020	$238	$88
Colonie Plaza - Albany, NY	Fund IV	Apr 13, 2020	15,250	485
Airport Mall (Parcel) - Bangor, ME	Fund IV	Sep 10, 2020	400	24
Cortlandt Crossing (Sewer Project and Retention Pond) - Cortlandt, NY	Fund III	Nov 30, 2020	6,325	—
Union Township (Parcel) - New Castle, PA	Core	Dec 11, 2020	200	86
Total 2020 Dispositions			$22,413	$683

2019 Dispositions
3104 M Street - Washington, DC	Fund III	Jan 24, 2019	$10,500	$2,014
210 Bowery - 3 Residential Condos - New York, NY	Fund IV	May 17, 2019 Sep 23, 2019 Nov 7, 2019	8,826	(242)
JFK Plaza - Waterville, ME	Fund IV	Jul 24, 2019	7,800	2,075
3780-3858 Nostrand Avenue - New York, NY	Fund III	Aug 22, 2019	27,650	2,562
938 W North Avenue - Chicago, IL	Fund IV	Sep 27, 2019	32,000	7,144
Pacesetter Park - Pomona, NY	Core	Oct 28, 2019	22,550	16,771
Total 2019 Dispositions			$109,326	$30,324

a)
Does not include the gain on lease termination of $0.7 million related to the Fund IV lease at 110 University Place (Note 12).

Properties Held for Sale or Sold

At December 31, 2021, the Company had two properties under contract for sale with assets totaling $64.0 million, which were probable of disposition. These properties were classified as "held for sale" on the Company's consolidated balance sheets at December 31, 2021. The Company sold both properties in January and February 2022 and repaid the related debt upon disposition (Note 18).

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold as well as the lease that was terminated during the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues	$3,270	$8,847	$17,282
Expenses	(3,784)	(8,625)	1,212
Gain on disposition of properties	10,521	683	30,324
Net income attributable to noncontrolling interests	(4,151)	(323)	(10,967)
Net income attributable to Acadia	$5,856	$582	$37,851

Real Estate Under Development and Construction in Progress

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2021		Year Ended December 31, 2021			December 31, 2021
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$63,875	$—	$1,855	$23,213	—	$42,517
Fund II	—	74,657	—	3,921	43,453	—	35,125
Fund III	1	23,104	—	1,192	—	1	24,296
Fund IV (a)	2	85,565	29,758	2,026	15,514	1	101,835
Total	3	$247,201	$29,758	$8,994	$82,180	2	$203,773

a)
Transfers in include $29.8 million related to the remaining portion of one Fund IV property that was placed into development.

	January 1, 2020		Year Ended December 31, 2020			December 31, 2020
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
		(As Restated)					(As Restated)
Core	—	$60,863	$—	$3,012	$—	—	$63,875
Fund II (a)	—	10,703	66,812	3,612	6,470	—	74,657
Fund III	1	36,240	—	35	13,171	1	23,104
Fund IV (b)	2	145,590	—	1,261	61,286	2	85,565
Total	3	$253,396	$66,812	$7,920	$80,927	3	$247,201

a)
Transfers in include $33.8 million of non-cash Fund II additions obtained through the conversion of a note receivable (Note 4).
b)
Transfers out include impairment charges totaling $16.5 million on two Fund IV development properties (Note 9).

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property.

At December 31, 2021, consolidated development projects included: a portion of City Center for Core, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III and 717 N. Michigan Avenue at Fund IV. In addition, at December 31, 2021, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue. During the year ended December 31, 2021, the Company:

•
placed portions of one Core project, City Center, into service in the first and second quarter of 2021
•
disposed of building improvements related to one Fund IV project, 110 University Place, in connection with a lease termination in the second quarter of 2021 (Note 12)
•
placed the remaining portion of one Fund IV property, 717 N. Michigan Avenue, into development in the fourth quarter of 2021
•
placed a portion of Fund II’s City Point Phase III into service in the fourth quarter of 2021

During the year ended December 31, 2020, the Company:

•
placed a portion of one Fund III property, Cortlandt Crossing, into service in the first quarter of 2020
•
converted, in a non-cash transaction, a note receivable in exchange for construction improvements at a Fund II property in the amount of $33.8 million in the fourth quarter of 2020 (Note 4)
•
recognized impairment charges totaling $16.5 million on two Fund IV properties (Note 9) including 717 N. Michigan Avenue and 110 University Place in the fourth quarter of 2020
•
placed a portion of one Fund IV property, 146 Geary Street, which was also impaired, into service in the first quarter of 2020 (Note 9)
•
placed a portion of Fund II’s City Point Phase II into development in the second quarter of 2020
•
suspended certain development projects due to aforementioned disruptions related to the COVID-19 Pandemic. Substantially all remaining development and redevelopment costs were discretionary and dependent upon the resumption of tenant interest.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress pertains to construction activity at the Company’s operating properties that are in service and continue to operate during the construction period.

4. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	December 31,		December 31, 2021
Description	2021	2020	Number	Maturity Date	Interest Rate
		(As Restated)
Core Portfolio (a)	$154,332	$96,794	7	Apr 2020 - Dec 2027	5.00% - 12.00%
Fund III	5,306	5,306	1	Jul 2020	18.00%
Total notes receivable	159,638	102,100
Allowance for credit loss	(5,752)	(1,218)
Notes receivable, net	$153,886	$100,882	8

(a)
Includes one and two notes receivable from OP Unit holders, for $6.0 million and $6.5 million at December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company:

•
originated a new Core Portfolio note for $16.0 million with a stated interest rate of 9% and a maturity date of October 20, 2022 collateralized by a single tenant property in Silver Spring, Maryland on April 20, 2021;
•
exchanged 21,109 OP Units in settlement of a note receivable in the amount of $0.5 million on July 12, 2021 (Note 11);
•
originated a new Core Portfolio note for $43.0 million, of which $42.0 million was funded, with three tranches with stated interest rates ranging from 5% to 12% and a maturity date of September 17, 2024 collateralized by a retail condominium in Soho, New York on September 17, 2021;
•
extended the maturity date of one Core note receivable of $13.5 million from October 28, 2021 to June 1, 2022; and
•
recorded an increase in its allowance for credit loss of approximately $4.5 million primarily attributable to the Fund III note that matured in July 2020.

During the year ended December 31, 2020, the Company:

•
exchanged its Brandywine Note Receivable of $38.7 million plus accrued interest of $2.0 million for the remaining 24.78% undivided interest in Town Center on April 1, 2020 (Note 5);
•
recorded credit loss reserves of $0.4 million upon the adoption of ASC 326 (Note 1);
•
converted $33.8 million balance of a Fund II note receivable for interest in real estate on November 2, 2020 (Note 3). Prior to the exchange, the note had been increased by the interest accrued during 2020 of $0.6 million;
•
made a Core loan for $54.0 million with an interest rate of 9% structured as a redeemable preferred equity investment in a property at 850 Third Avenue in Brooklyn, New York on January 14, 2020;
•
originated a new Core Portfolio note for $5.0 million with an interest rate of 8% collateralized by our partner’s 50% share of the LUF (Georgetown) Portfolio (Note 5) in Washington, D.C. effective February 1, 2020; and
•
recorded additional credit loss reserves of $0.8 million primarily attributable to the Fund III note discussed above.

Defaults

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at December 31, 2021 and December 31, 2020. On April 1, 2020, the loan matured and was not repaid. There is a personal guarantee associated with the note receivable. The Company expects to take appropriate actions to recover the amounts due under the loan, and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value at December 31, 2021 and 2020. In addition, one Fund III note receivable aggregating $10.0 million, including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) matured on July 1, 2020 and was not repaid; however, in January 2022, Fund III obtained the remaining interest in the collateral via a foreclosure auction (Note 18). The Company has determined that the collateral is not sufficient to cover the loan’s carrying value at December 31, 2021 and 2020, and therefore recorded an additional allowance of $4.6 million and $0.6 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company’s loan in relation to other debt secured by the collateral and the prospects of the borrower.

Earnings from these notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 13).

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 6), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, there were five non-collateral-dependent loans with a total amortized cost of $142.8 million, inclusive of accrued interest of $12.3 million, for which an allowance for credit losses has been recorded aggregating $1.2 million at December 31, 2021. For three loans in this portfolio, aggregating $37.9 million, inclusive of accrued interest of $8.8 million at December 31, 2021, the Company has elected to apply a practical expedient in accordance with ASC 326. For two Core loans, the Company did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at December 31, 2021, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. An allowance was established for one Fund III loan for $4.6 million at December 31, 2021, because it was determined that the fair value of this collateral-dependent loan was not sufficient to cover the carrying value of its investments in this note receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	December 31,
Portfolio	Property	December 31, 2021	2021	2020
				(As Restated)
Core:	840 N. Michigan (a)	88.43%	$51,513	$55,863
	Renaissance Portfolio	20%	28,466	29,270
	Gotham Plaza	49%	29,187	28,683
	Georgetown Portfolio	50%	4,089	4,624
	1238 Wisconsin Avenue	80%	5,895	2,571
			119,150	121,011

Mervyns I & II:	KLA/ABS (b)	36.7%	124,316	72,391

Fund III:	Self Storage Management (c)	95%	207	207
	640 Broadway (d)	63.13%	17,825	17,457
			18,032	17,664

Fund IV:	Fund IV Other Portfolio	98.57%	12,675	11,719
	650 Bald Hill Road	90%	11,677	12,550
	Paramus Plaza	50%	1,975	5,565
			26,327	29,834

Fund V:	Family Center at Riverdale (a)	89.42%	12,449	11,824
	Tri-City Plaza	90%	6,827	7,024
	Frederick County Acquisitions	90%	10,748	10,837
			30,024	29,685

Various:	Due from (to) Related Parties		666	363
	Other (e)		3,811	1,881
	Investments in and advances to unconsolidated affiliates		$322,326	$272,829

Core:	Crossroads (f)	49%	$9,939	$15,616
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$9,939	$15,616

a)
Represents a tenancy-in-common interest.
b)
Includes an interest in Albertsons (at fair value, as described below).
c)
Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
d)
In January 2022, the Company obtained the partner's interest and now owns 100% and consolidates the entity (Note 18).
e)
Includes cost-method investments in, Storage Post, Fifth Wall and other investments.
f)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company:

•
received dividends of $1.7 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding gain of $51.9 million reflecting the change in fair value of its Investment in Albertsons
•
on January 4, 2021, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property for a total of $10.5 million, repaid $7.9 million of the related mortgage and the venture recognized a gain of $3.2 million, of which the Company's share was $0.6 million;
•
called capital for its Crossroads investment of $7.5 million, of which the venture partner's share was $5.4 million; and
•
increased its investment in Fifth Wall by $1.9 million pursuant to its subscription agreement.

During the year ended December 31, 2020, the Company:

•
exchanged the remaining $38.7 million of Brandywine Notes Receivable (Note 4), plus accrued interest of $2.0 million for the remaining 24.78% interest in Town Center on April 1, 2020, thereby obtaining a 100% controlling interest in the property. The property was then consolidated (Note 3) and the Company recorded the remaining interest in the property investment at the carrying value of the notes;
•
increased its investment in Fifth Wall by $0.4 million pursuant to its subscription agreement;
•
impaired $0.4 million of its investment in Fifth Wall (Note 9) during the fourth quarter of 2020, reflecting management’s estimate of fair value at that date;
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

Core Portfolio

Fifth Wall

On August 8, 2019, the Company invested $1.8 million in Fifth Wall Ventures Retail Fund, L.P. (“Fifth Wall”). During the fourth quarter of 2019, the Company invested another $0.2 million. During 2021 and 2020, the Company increased its investment in Fifth Wall by $1.9 million and $0.4 million, respectively. The Company’s total commitment is $5.0 million. The Company accounts for its interest at cost less impairment given its ownership is less than five percent, and the Company has virtually no influence over the partnership’s operating and financial policies. During the fourth quarter of 2020, the Company impaired $0.4 million for this investment (Note 9) reflecting management’s estimate of fair value at that date. At December 31, 2021, the Company’s investment was $3.7 million.

Brandywine Portfolio, Market Square and Town Center

The Company now owns a 100% interest in an approximately one million square-foot retail portfolio (the “Brandywine Portfolio” joint venture) located in Wilmington, Delaware, which includes two properties referred to as “Market Square” and “Town Center.” Through a series of exchange transactions from 2017 through 2020, the Company converted a $140.0 million non-recourse note receivable and interest thereon (Note 4), which was collateralized by the Brandywine Portfolio, into ownership of the tenancy-in-common interests held by co-investors in the property ventures.

The Brandywine Portfolio and Market Square ventures do not include the property held by Acadia Brandywine Holdings, LLC (“Brandywine Holdings”), an entity in which the Company had a 22.22% controlling interest (until it acquired the noncontrolling interest during 2020 as discussed in Note 8) and which is consolidated by the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1238 Wisconsin Avenue

On December 28, 2021, the Company provided a $12.8 million construction loan commitment to an unconsolidated entity, collateralized by the membership interest in the joint venture that owns the property. The loan, which had not been funded at December 31, 2021, matures in December 2023 with one twelve-month extension option. The Company earned an origination fee of $0.1 million at closing.

Fund Investments

Broughton Street Portfolio

During 2014, Fund IV acquired 50% interests in two joint ventures referred to as “BSP I” and “BSP II” with the same venture partner to acquire and operate a total of 23 properties in Savannah, Georgia referred to as the “Broughton Street Portfolio.” Since that time, as described below, the ventures have sold eight of the properties and terminated the master leases on two of the properties. In October 2018, the venture partner relinquished its interest in BSP I, resulting in Fund IV becoming the 100% owner of the BSP I venture, which holds 11 consolidated properties (Note 3). On May 26, 2020, pursuant to the buy-sell provisions of the operating agreement of the Broughton Street Portfolio, Fund IV acquired all of the third-party equity of BSP II, which underlies two properties within Broughton Street Portfolio, for $1.3 million in a non-monetary exchange. These two BSP II properties were consolidated during the second quarter of 2020.

Storage Post

On June 29, 2019, Fund III’s Storage Post venture, which is a cost method investment with no carrying value distributed $1.6 million, of which the Operating Partnership’s share was $0.4 million.

Albertsons

During 2006, as part of a series of investments with a consortium of other investors known as the “RCP Venture”, Mervyns II acquired an indirect interest in Albertsons Companies, Inc., a private chain of grocery stores (“Albertsons”) through two 36.67% owned entities (KLA A Investments, LLC and ABS Opportunities, LLC, “KLA/ABS”). The investment (the “Investment in Albertsons”) has been accounted for under the cost method as Mervyns II has no influence over operating and financial policies of KLA/ABS. Subsequent to the initial investment in 2006, Mervyns II received distributions from its Investment in Albertsons in excess of its initial contribution, which have been recognized in earnings. During the second and fourth quarters of 2020, Mervyns II realized gains of approximately $22.8 million and $0.4 million, respectively, from its Investment in Albertsons. The realized gains during the second quarter of 2020 resulted from the issuance and distribution of proceeds from a preferred equity investment and a sale of a portion of its investment in an initial public offering of Albertsons, both of which occurred in June 2020. Following these transactions, Mervyns II has retained an effective indirect ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons, which it has accounted for at fair value following the initial public offering given the readily determinable fair value. During 2021, Mervyns II realized gains of approximately $1.7 million related to distributions from its Investment in Albertsons. The Company has an effective ownership interest of 28.33% in Mervyns II.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.6 million, $1.1 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in other revenues in the consolidated statements of operations.

In addition, the Company paid certain unaffiliated partners of its joint ventures, $1.4 million and $2.1 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of December 31, 2021, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	December 31,
	2021	2020
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$631,661	$633,375
Real estate under development	8,112	14,664
Other assets	78,300	70,710
Total assets	$718,073	$718,749
Liabilities and partners’ equity:
Mortgage notes payable	$571,461	$569,040
Other liabilities	69,166	76,341
Partners’ equity	77,446	73,368
Total liabilities and partners’ equity	$718,073	$718,749

Company's share of accumulated equity	$113,285	$112,088
Basis differential	66,031	66,724
Deferred fees, net of portion related to the Company's interest	4,071	3,559
Amounts receivable/payable by the Company	666	363
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	184,053	182,734
Investments carried at fair value or cost	128,334	74,479
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	9,939	15,616
Investments in and advances to unconsolidated affiliates	$322,326	$272,829

	Year Ended December 31,
	2021	2020	2019
Combined and Condensed Statements of Operations
Total revenues	$80,823	$78,054	$77,507
Operating and other expenses	(28,572)	(28,718)	(24,894)
Interest expense	(21,228)	(22,651)	(25,660)
Depreciation and amortization	(30,518)	(30,917)	(25,012)
Loss on extinguishment of debt	(35)	—	—
Gain on disposition of properties (a)	3,206	—	—
Net income (loss) attributable to unconsolidated affiliates	$3,676	$(4,232)	$1,941

Company’s share of equity in net income (loss) of unconsolidated affiliates	$6,023	$(2,503)	$1,118
Income attributable to unconsolidated affiliates recently sold or consolidated	—	1,280	$6,155
Basis differential amortization	(693)	(1,834)	(1,374)
Company’s equity in earnings (losses) of unconsolidated affiliates	$5,330	$(3,057)	$5,899

a)
Represents the gain on the sale of two land parcels by the Family Center at Riverdale on January 4, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	December 31,
(in thousands)	2021	2020
Other Assets, Net:		(As Restated)
Lease intangibles, net (Note 7)	$108,918	$100,426
Deferred charges, net (a)	28,438	27,634
Accrued interest receivable	21,148	13,917
Prepaid expenses	17,230	17,117
Due from seller	3,364	3,682
Income taxes receivable	2,279	2,433
Other receivables	1,830	2,065
Deposits	1,647	1,704
Corporate assets, net	1,648	1,302
Derivative financial instruments (Note 9)	7	1
	$186,509	$170,281

(a) Deferred Charges, Net:
Deferred leasing and other costs	$58,281	$53,443
Deferred financing costs related to line of credit	9,953	11,341
	68,234	64,784
Accumulated amortization	(39,796)	(37,150)
Deferred charges, net	$28,438	$27,634

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 7)	$76,778	$76,434
Accounts payable and accrued expenses	56,580	52,399
Derivative financial instruments (Note 9)	45,027	89,612
Deferred income	38,373	31,785
Tenant security deposits, escrow and other	13,045	11,925
Lease liability - finance leases, net (Note 12)	6,612	6,287
	$236,415	$268,442

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Intangibles

Upon acquisitions of real estate, the Company assesses the relative fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below-market leases, including below-market options and acquired in-place leases) and assumed liabilities. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

Intangible assets and liabilities are included in Other assets and Accounts payable and other liabilities (Note 6) on the consolidated balance sheets and summarized as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets				(As Restated)	(As Restated)	(As Restated)
In-place lease intangible assets	$290,819	$(189,981)	$100,838	$265,063	$(168,891)	$96,172
Above-market rent	24,191	(16,111)	8,080	19,010	(14,756)	$4,254
	$315,010	$(206,092)	$108,918	$284,073	$(183,647)	$100,426

Amortizable Intangible Liabilities
Below-market rent	$(171,245)	$94,871	$(76,374)	$(162,238)	$86,266	(75,972)
Above-market ground lease	(671)	267	(404)	(671)	209	(462)
	$(171,916)	$95,138	$(76,778)	$(162,909)	$86,475	$(76,434)

During the year ended December 31, 2021, the Company:

•
acquired in-place lease intangible assets of $34.7 million, above-market rents of $5.3 million, and below-market rents of $16.3 million with weighted-average useful lives of 5.8, 5.4, and 27.7 years, respectively (Note 3); and
•
derecognized in-place lease intangible assets of $2.2 million and below-market rent of $4.4 million, of which the Company's share was $1.7 million and $3.0 million, respectively, related to disposed properties (Note 3). In addition, the Company recorded accelerated amortization related to in-place lease intangible assets of $1.6 million and below-market rents of $3.6 million, of which the Company's share was $1.1 million and $3.1 million, respectively, related to tenant non-renewals and early tenant lease terminations.

During the year ended December 31, 2020, the Company:

•
acquired in-place lease intangible assets of $21.0 million, above-market rents of $2.0 million, and below-market rents of $4.6 million with weighted-average useful lives of 4.9, 5.8, and 20.2 years, respectively (Note 3); and
•
derecognized in-place lease intangible assets of $1.5 million, of which the Company's share was $0.4 million, related to disposed properties (Note 3). In addition, the Company recorded accelerated amortization related to in-place lease intangible assets of $3.7 million and below-market rents of $1.9 million, of which the Company's share was $2.2 million and $1.1 million, respectively, related to tenant non-renewals and early tenant lease terminations.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2021 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2022	$5,215	$(26,371)	$58	$(21,098)
2023	4,768	(19,902)	58	(15,076)
2024	4,700	(14,046)	58	(9,288)
2025	4,287	(9,804)	58	(5,459)
2026	3,992	(7,433)	58	(3,383)
Thereafter	45,332	(23,282)	114	22,164
Total	$68,294	$(100,838)	$404	$(32,140)

8. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	December 31,	December 31,	Maturity Date at	December 31,	December 31,
	2021	2020	December 31, 2021	2021	2020
Mortgages Payable					(As Restated)
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$145,464	$147,810
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jan 2023 - Nov 2028	72,957	80,500
Total Core Mortgages Payable				218,421	228,310
Fund II Variable Rate	LIBOR+2.75% - PRIME+2.00%	LIBOR+3.00% - PRIME+2.00%	Mar 2022 - August 2022	255,978	228,282
Fund II Variable Rate - Swapped		2.88%		—	18,803
Total Fund II Mortgages Payable				255,978	247,085
Fund III Variable Rate	LIBOR+2.75%	LIBOR+2.75%	Jun 2022	34,728	35,948
Fund IV Fixed Rate	4.50%	3.40%-4.50%	Oct 2025	1,120	6,726
Fund IV Variable Rate	LIBOR+1.60%-LIBOR+3.65%	LIBOR+1.60%-LIBOR+3.40%	Feb 2022 - Jun 2026	221,832	252,324
Fund IV Variable Rate - Swapped (a)	3.48%-4.61%	3.48%-4.61%	Apr 2022 - Dec 2022	23,316	47,690
Total Fund IV Mortgages and Other Notes Payable				246,268	306,740
Fund V Fixed Rate	3.35%		May 2023	31,801	—
Fund V Variable Rate	LIBOR + 1.85% - SOFR + 2.76%	LIBOR+1.50%-LIBOR+2.20%	Jun 2022 - Nov 2026	58,878	1,354
Fund V Variable Rate - Swapped (a)	2.43%-4.78%	2.95%-4.78%	Feb 2022 - Dec 2024	297,731	334,323
Total Fund V Mortgages Payable				388,410	335,677
Net unamortized debt issuance costs				(3,958)	(5,722)
Unamortized premium				446	548
Total Mortgages Payable				$1,140,293	$1,148,586
Unsecured Notes Payable
Core Variable Rate Credit Facility		LIBOR+2.55%		$—	$30,000
Core Variable Rate Unsecured Term Loans - Swapped (a)	3.65%-5.32%	2.49%-5.02%	Jun 2026	400,000	350,000
Total Core Unsecured Notes Payable				400,000	380,000
Fund II Unsecured Notes Payable	LIBOR+2.25%	LIBOR+1.65%	Sep 2022	40,000	40,000
Fund IV Subscription Facility	SOFR+2.01%	LIBOR+1.90%	Dec 2022	5,000	864
Fund V Subscription Facility	LIBOR+1.90%	LIBOR+1.60%	May 2022	118,028	250

Net unamortized debt issuance costs				(3,988)	(256)
Total Unsecured Notes Payable				$559,040	$420,858
Unsecured Line of Credit
Core Unsecured Line of Credit - Variable Rate	LIBOR + 1.40%		Jun 2025	$46,491	$—
Core Unsecured Line of Credit -Swapped (a)	3.65%-5.32%	2.49%-5.02%	Jun 2025	66,414	138,400
Total Unsecured Line of Credit				$112,905	$138,400

Total Debt - Fixed Rate (b, c)				$1,038,803	$1,124,255
Total Debt - Variable Rate (d)				780,935	589,019
Total Debt				1,819,738	1,713,274
Net unamortized debt issuance costs				(7,946)	(5,978)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unamortized premium	446	548
Total Indebtedness	$1,812,238	$1,707,844

a)
At December 31, 2021, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.90% for Core variable-rate debt; LIBOR + 2.75% for Fund III variable-rate debt; LIBOR +2.00% for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.55% for Core variable-rate unsecured term loans; and LIBOR + 1.40%for Core variable-rate unsecured lines of credit.
b)
Includes $860.4 million and $969.7 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
c)
Fixed-rate debt at December 31, 2021 and 2020 includes $0.0 million and $3.2 million, respectively of Core swaps that may be used to hedge debt instruments of the Funds.
d)
Includes $110.5 million and $103.2 million, respectively, of variable-rate debt that is subject to interest cap agreements.

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

During June 2021, the Company modified the Credit Facility, providing for a $50.0 million increase in the Revolver and a $50.0 million increase in the Term Loan. This amendment resulted in borrowing capacity of up to $700.0 million in principal amount, which includes a $300.0 million Revolver maturing on June 29, 2025, subject to two six-month extension options, and a $400.0 million Term Loan expiring on June 29, 2026. In addition, the amendment provides for revisions to the accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The $300.0 million Revolver bears interest at LIBOR + 1.40% and the $400.0 million Term Loan bears interest at LIBOR + 1.55% at December 31, 2021, all of which were swapped to fixed rates. In connection with the amendment to the Credit Facility, during the second quarter of 2021, the Company (i) capitalized $2.7 million of debt issuance costs associated with the amended Revolver, which are included in deferred financing costs within other assets (Note 6); (ii) capitalized $3.1 million associated with the amended Term Loan, which are included in net unamortized debt issuance costs in the table above; and (iii) expensed $0.1 million of third-party costs associated with the Term Loan.

Mortgages and Other Notes Payable

During the year ended December 31, 2021, the Company:

•
assumed a $31.8 million mortgage upon the acquisition of Canton Marketplace (Note 3) with an interest rate of 3.35% and a maturity date of May 1, 2023; Entered into a $29.2 million mortgage collateralized by Monroe Marketplace (Note 3) with an interest rate of SOFR+2.76% and a maturity date of November 12, 2026;
•
extended 11 Fund mortgages, two of which were extended during the first quarter totaling $37.7 million (after principal reductions of $1.7 million), five of which were extended during the second quarter totaling $125.7 million (after principal reductions of $6.5 million), two of which were extended during the third quarter totaling $53.1 million (after principal reductions of $10.2 million), and two of which were extended during the fourth quarter totaling $14.8 million (after principal reductions of $3.0 million);
•
modified the terms of the Fund IV Bridge facility during the fourth quarter reflecting an extension of maturity to June 30, 2022 which had an outstanding balance of $64.2 million prior to modification. The facility had an outstanding balance of $59.2 million and $79.2 million at December 31, 2021 and 2020, respectively, reflecting repayments during 2021. In addition, during the first quarter of 2021, the interest rate was changed from LIBOR plus 2.00% to LIBOR plus 2.50% with a floor of 0.25%;
•
refinanced a Fund II loan for $18.5 million with a new loan of $16.8 million at an interest rate of LIBOR + 2.75% maturing August 11, 2022;
•
entered into a swap agreement during the first quarter with a notional value of $16.7 million, for its New Towne Plaza mortgage replacing the existing swap which expired. In addition, the Company terminated two forward-starting interest rate swaps resulting in cash proceeds of approximately $3.4 million during the first quarter (Note 9);
•
repaid one Core mortgage of $6.7 million in connection with the sale of 60 Orange Street during the first quarter and four Fund mortgages in the aggregate amount of $23.5 million in connection with the sale of the properties during the second quarter (Note 3); and
•
made scheduled principal payments of $8.6 million.

During the year ended December 31, 2020, the Company:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
extended the maturity date of a $200.0 million Fund II loan from May 2020 to May 2022. In addition, the Company extended seven Fund mortgages, two of which were extended for one year during the first quarter with aggregate outstanding balances of $46.0 million at December 31, 2020, two of which were extended for one year during the second quarter with an aggregate outstanding balance of $51.3 million at December 31, 2020, one of which was extended for one year during the third quarter with aggregate outstanding balances of $40.0 million at December 31, 2020, and one of which were extended for a minimum of one year during the fourth quarter with an outstanding balances of $52.0 million at December 31, 2020;
•
modified two Fund IV loans aggregating $67.4 million requiring the repayment of $8.0 million;
•
entered into two swap agreements in February 2020 each with notional values of $50.0 million, which are not effective until April 2022 and April 2023 and were later terminated in the first quarter of 2021. In July 2020, two previously-executed forward swap agreements took effect with current notional values as of December 31, 2020 of $30.4 million each (Note 9);
•
repaid one Core mortgage of $26.3 million in connection with the litigation settlement discussed below and one Fund IV mortgage of $11.6 million in connection with the sale of Colonie Plaza in April 2020 (Note 3); and
•
made scheduled principal payments of $6.1 million.

At December 31, 2021 and 2020, the Company’s mortgages were collateralized by 37 and 40 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company is not in default on any of its loan agreements, except as noted below. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 9).

The mortgage loan collateralized by the property held by Brandywine Holdings in the Core Portfolio, was in default and subject to litigation at December 31, 2019. On October 30, 2020, the Company settled the litigation for approximately $30.0 million resulting in a gain on debt extinguishment of $18.3 million reflected in Realized and unrealized holding gains on investments and other in the consolidated statements of operations, of which the Company’s proportionate share was $4.1 million. Upon settlement of this litigation, the Company obtained its partner’s 78.22% noncontrolling interest for nominal consideration, resulting in a reduction of additional paid-in capital of $15.9 million (Note 11).

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

Unsecured Notes Payable

Unsecured notes payable for which total availability was $16.3 million and $128.7 million at December 31, 2021 and 2020, respectively, are comprised of the following:

•
The outstanding balance of the Core term loan was $400.0 million and $350.0 million at December 31, 2021 and 2020, respectively. The Company previously entered into swap agreements fixing the rates of the Core term loan balance.
•
On July 1, 2020, the Company obtained a $30.0 million Core term loan, with an accordion option to increase up to $90.0 million. This term loan was scheduled to mature on June 30, 2021 and bore interest at LIBOR plus 2.55% with a LIBOR floor of 0.75%. The term loan was repaid during June 2021. The outstanding balance at December 31, 2021 and December 31, 2020 was $0 and $30.0 million, respectively.
•
Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. In September 2021, the Company modified the term loan, extending the maturity to September 2022 and the interest rate was increased from LIBOR plus 1.65% to LIBOR plus 2.25%. The outstanding balance of the Fund II term loan was $40.0 million at each of December 31, 2021 and 2020. There was no availability at each of December 31, 2021 and 2020.
•
Fund IV has a $5.0 million subscription line with an outstanding balance and total available credit of $5.0 million and $0, respectively at December 31, 2021. In December 2021, Fund IV modified the line to extend the maturity to December 29, 2022 at new interest rate of SOFR + 2.01%. The outstanding balance and total availability at December 31, 2020 were $0.9 million and $0.5 million, respectively, reflecting letters of credit of $3.6 million.
•
Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. In April 2021, the Company modified the subscription line, extending

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the maturity to May 2022 and the interest rate was increased from LIBOR plus 1.60% to LIBOR plus 1.90%. The outstanding balance and total available credit of the Fund V subscription line was $118.0 and $16.3 million, respectively at December 31, 2021 reflecting outstanding letters of credit of $15.7 million. The outstanding balance and total available credit were $0.3 million and $128.2 million at December 31, 2020, respectively, reflecting outstanding letters of credit of $21.5 million.

Unsecured Revolving Line of Credit

The Company had a total of $183.1 million and $101.1 million, respectively, available under its $300.0 million Core Revolver, reflecting borrowings of $112.9 and $138.4 million and letters of credit of $4.0 million and $10.5 million at December 31, 2021 and 2020, respectively. At each of December 31, 2021 and 2020, $66.4 million and $138.4 million, respectively, of the Core unsecured revolving line of credit was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$757,199
2023	110,541
2024	212,020
2025	178,236
2026	445,967
Thereafter	115,775
1,819,738
Unamortized premium	446
Net unamortized debt issuance costs	(7,946)
Total indebtedness	$1,812,238

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt of $187.2 million contractually due in 2022, $41.5 million contractually due in 2023, $0.0 million contractually due in 2024 and $112.9 million contractually due in 2025; all for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

See Note 5 for information about liabilities of the Company’s unconsolidated affiliates.

9. Financial Instruments and Fair Value Measurements

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investments –Albertsons became publicly traded during 2020 (Note 5). Upon Albertsons’ IPO, the Company’s Investment in Albertsons has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment.

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

Other than the Investment in Albertsons described above, the Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the year ended December 31, 2021 or 2020.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	7	—	—	1	—
Investment in Albertsons (Note 5)	124,316	—	—	72,391	—	—
Liabilities
Derivative financial instruments	—	45,027	—	—	89,612	—

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis (Including Impairment Charges)

During 2020 and 2021, the Company was impacted by the COVID-19 Pandemic (Note 12), which caused the Company to reduce its holding periods and forecasted operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

Property and Location	Owner	Triggering Event	Level 3 Inputs	Effective Date	Total	Acadia's Share

2021 Impairment Charges
210 Bowery commercial unit, New York, NY	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2021	$3,016	$697
27 E. 61st Street New York, NY	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2021	6,909	1,597
Total 2021 Impairment Charges					$9,925	$2,294

2020 Impairment Charges
Cortlandt Crossing, Mohegan Lake, NY	Fund III	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	$27,402	$6,726
654 Broadway, New York, NY	Fund III	Reduced holding period	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	6,398	1,570
146 Geary Street, San Francisco, CA	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	6,718	1,553
801 Madison Avenue, New York, NY	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Mar 31, 2020	11,031	2,551
717 N. Michigan Avenue, Chicago, IL	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Dec 31, 2020	17,392	4,021
110 University, New York, NY	Fund IV	Reduced holding period, reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Dec 31, 2020	16,238	3,754
Fifth Wall Investment	Core	Decline in fair value	Projections of: reported fair value of net assets	Dec 31, 2020	419	419
Total 2020 Impairment Charges					$85,598	$20,594

2019 Impairment Charges
210 Bowery residential units, New York, NY	Fund IV	Reduced selling price	Offering price	Jun 30, 2019	$1,400	$321
210 Bowery residential units, New York, NY	Fund IV	Reduced selling price	Contract sales price	Sep 30, 2019	321	74
Total 2019 Impairment Charges					$1,721	$395

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	December 31, 2021	December 31, 2020
Core									(As Restated)
Interest Rate Swaps	$539,369	Dec 2012-Jul 2020	Mar 2022-Jul 2030	1.71%	—	3.77%	Other Liabilities	$(40,650)	$(74,990)
	$539,369							$(40,650)	$(74,990)

Fund II
Interest Rate Swap	$—	Oct 2014	Nov 2021	1.49%	—	1.49%	Other Liabilities	$—	$(219)
Interest Rate Cap	45,000	Mar 2019	Mar 2022	3.50%	—	3.50%	Other Assets	—	—
	$45,000							$—	$(219)

Fund IV
Interest Rate Swaps	$23,316	Mar 2017-Dec 2019	Apr 2022-Dec 2022	1.48%	—	2.61%	Other Liabilities	$(167)	$(1,186)
Interest Rate Caps	71,338	Dec 2020 - Jul 2021	Dec 2022-Jul 2023	3.00%	—	3.50%	Other Assets	7	1
	$94,654							$(160)	$(1,185)

Fund V
Interest Rate Swaps	$297,731	Jun 2018-Feb 2021	Feb 2022-Oct 2024	0.23%	—	2.88%	Other Liabilities	$(4,210)	$(13,217)
	$297,731							$(4,210)	$(13,217)

Total asset derivatives								$7	$1
Total liability derivatives								$(45,027)	$(89,612)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 8). It is estimated that approximately $15.3 million included in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense within the next twelve months. As of December 31, 2021 and 2020, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the first quarter of 2021, the Company terminated two interest rate swaps with forward effective dates with an aggregate notional value of $100.0 million (Note 8) for cash proceeds of $3.4 million. As the hedged forecasted transaction is still expected, amounts deferred in Accumulated other comprehensive loss will be amortized into earnings as a reduction of interest expense over the original term of the swaps beginning in 2022.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		December 31, 2021		December 31, 2020
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
				(As Restated)	(As Restated)
Notes Receivable (a)	3	$153,886	$154,093	$100,882	$101,567
Mortgage and Other Notes Payable (a)	3	1,143,805	1,125,571	1,153,760	1,134,560
Investment in non-traded equity securities (b)	3	3,656	4,062	1,726	1,456
Unsecured notes payable and Unsecured line of credit (c)	2	675,933	680,171	559,514	544,532

a)
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
b)
Represents the Operating Partnership’s cost-method investment in Fifth Wall (Note 5).
c)
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at December 31, 2021.

10. Commitments and Contingencies

The Company is involved in various matters of litigation arising out of, or incident to, its business. While the Company is unable to predict with certainty the outcome of any particular matter, management does not expect, when such litigation is resolved, that the Company’s resulting exposure to loss contingencies, if any, will have a material adverse effect on its consolidated financial position or results of operations.

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $38.1 million and $32.7 million as of December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Company had Core and Fund letters of credit outstanding of $19.7 million and $35.6 million, respectively. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2021:

•
The Company withheld 3,050 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $9.4 million in connection with Restricted Shares and Units (Note 14).

In addition to the ATM Program and share repurchase activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2020:

•
The Company withheld 2,075 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $8.4 million in connection with Restricted Shares and Units (Note 14).

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) which provides the Company an efficient and low-cost vehicle for raising public equity to fund its capital needs. The Company entered into its current $250.0 million ATM Program (which replaced its prior program) in the second quarter of 2019 and also added an optional “forward purchase” component. The Company has not issued any shares on a forward basis during the year ended December 31, 2021 or 2020. During the year ended December 31, 2021 the Company sold 2,889,371 Common Shares under its ATM Program for gross proceeds of $64.9 million, or $63.9 million net of issuance costs, at a weighted-average gross price per share of $22.46. During the year ended December 31, 2019, the Company sold 5,164,055 Common Shares under its ATM Program for gross proceeds of $147.7 million, or $145.5 million net of issuance costs, at a weighted-average gross price per share of $28.61. During the year ended December 31, 2020, the Company did not sell any Common Shares under its ATM Program. Refer to Note 18 for additional sales under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the year ended December 31, 2021. During the first quarter of 2020, the Company repurchased 1,219,065 Common Shares for $22.4 million, inclusive of $0.1 million of fees, at a weighted average price per share of $18.29, under the share repurchase program, under which $122.6 million remains available at December 31, 2021.

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

November 5, 2019	$0.29	December 31, 2019	January 15, 2020
February 26, 2020	$0.29	March 31, 2020	April 15, 2020
March 15, 2021	$0.15	March 31, 2021	April 15, 2021
May 5, 2021	$0.15	June 30, 2021	July 15, 2021
August 5, 2021	$0.15	September 30, 2021	October 15, 2021
November 3, 2021	$0.15	December 31, 2021	January 14, 2022

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning with the second quarter of 2020, the Board temporarily suspended distributions on its Common Shares and Common OP Units, which suspension the Board determined to continue through the fourth quarter of 2020; however, distributions of $0.1 million were payable to preferred unit holders at each of June 30, 2020, September 30, 2020 and December 31, 2020.

Accumulated Other Comprehensive Loss

The following tables set forth the activity in accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Acadia's Share
Balance at January 1, 2021	$(74,891)

Other comprehensive income before reclassifications - swap agreements	30,500
Reclassification of realized interest on swap agreements	21,407
Net current period other comprehensive income	51,907
Net current period other comprehensive income attributable to noncontrolling interests	(13,230)
Balance at December 31, 2021	$(36,214)

Balance at January 1, 2020	$(31,474)

Other comprehensive loss before reclassifications - swap agreements	(73,686)
Reclassification of realized interest on swap agreements	15,059
Net current period other comprehensive loss	(58,627)
Net current period other comprehensive loss attributable to noncontrolling interests	15,210
Balance at December 31, 2020	$(74,891)

Balance at January 1, 2019	$516

Other comprehensive loss before reclassifications	(35,883)
Reclassification of realized interest on swap agreements	(870)
Net current period other comprehensive loss	(36,753)
Net current period other comprehensive income attributable to noncontrolling interests	4,763
Balance at December 31, 2019	$(31,474)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2021	$89,431	$519,734	$609,165
Distributions declared of $0.60 per Common OP Unit and distributions on Preferred OP Units	(4,185)	—	(4,185)
Net income for the year ended December 31, 2021	2,075	407	2,482
Conversion of 89,765 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,431)	—	(1,431)
Cancellation of OP Units (c)	(568)	—	(568)
Other comprehensive income - unrealized gain on valuation of swap agreements	2,072	3,918	5,990
Reclassification of realized interest expense on swap agreements	210	7,030	7,240
Noncontrolling interest contributions	—	30,164	30,164
Noncontrolling interest distributions	—	(27,051)	(27,051)
Employee Long-term Incentive Plan Unit Awards	11,284	—	11,284
Reallocation of noncontrolling interests (d)	(4,768)	—	(4,768)
Balance at December 31, 2021	$94,120	$534,202	$628,322

Balance at January 1, 2020	$97,670	$548,769	$646,439
Distributions declared of $0.29 per Common OP Unit	(2,218)	—	(2,218)
Net income (loss) for the year ended December 31, 2020	125	(56,867)	(56,742)
Conversion of 407,594 Common OP Units to Common Shares by limited partners of the Operating Partnership	(6,544)	—	(6,544)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(2,709)	(17,995)	(20,704)
Reclassification of realized interest expense on swap agreements	174	5,320	5,494
Noncontrolling interest contributions	—	52,174	52,174
Noncontrolling interest distributions	—	(27,574)	(27,574)
Employee Long-term Incentive Plan Unit Awards	10,130	—	10,130
Reallocation of noncontrolling interests (d)	(7,197)	—	(7,197)
Acquisition of noncontrolling interest	—	15,918	15,918
Cumulative effect of change in accounting principle	—	(11)	(11)
Balance at December 31, 2020	$89,431	$519,734	$609,165

Balance at January 1, 2019	$104,223	$519,759	$623,982
Distributions declared of $1.13 per Common OP Unit	(7,124)	—	(7,124)
Net income (loss) for the year ended December 31, 2019	3,836	(34,319)	(30,483)
Conversion of 307,663 Common OP Units to Common Shares by limited partners of the Operating Partnership	(5,104)	—	(5,104)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(1,899)	(2,946)	(4,845)
Reclassification of realized interest (income) expense on swap agreements	(62)	144	82
Noncontrolling interest contributions	—	161,365	161,365
Noncontrolling interest distributions	—	(94,283)	(94,283)
Employee Long-term Incentive Plan Unit Awards	9,460	—	9,460
Rebalancing adjustment (c)	(6,611)	—	(6,611)
Balance at December 31, 2019	$96,719	$549,720	$646,439

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,076,849, 3,101,958, and 3,250,603 Common OP Units at December 31, 2021, 2020 and 2019, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2021, 2020 and 2019; (iii) 126,593 Series C Preferred OP Units at December 31, 2021 and 2020, and 136,593 at December 31, 2019; and (iv) 3,371,296, 2,886,207, and 2,673,484 LTIP units at December 31, 2021, 2020 and 2019, respectively, as discussed in Share Incentive Plan (Note 14). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and five other subsidiaries.
c)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

Preferred OP Units

There were no issuances of Preferred OP Units during the year ended December 31, 2021.

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2021, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 5). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through December 31, 2021, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.
12. Leases

Operating Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the years ended December 31, 2021 and 2020, the Company earned $58.3 million and $57.1 million, respectively, in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserve Analysis

The activity for the reserves related to billed rents and straight-line rents (including those under specific operating leases where the collection of rents is assessed not to be probable) is as follows:

	Year Ended December 31, 2021
	Balance at Beginning of Period	Provision (Recovery), Net	Write-Offs	Balance at End of Period

Allowance for credit loss - billed rents	$30,170	$(2,796)	$(3,788)	$23,586
Straight-line rent reserves	14,839	2,682	(2,636)	14,885
Total - rents receivable	$45,009	$(114)	$(6,424)	$38,471

	Year Ended December 31, 2020
	Balance at Beginning of Period	Provision (Recovery), Net	Write-Offs	Balance at End of Period
	(As Restated)			(As Restated)
Allowance for credit loss - billed rents	$6,669	$24,569	$(1,068)	$30,170
Straight-line rent reserves	4,739	21,871	(11,771)	14,839
Total - rents receivable	$11,408	$46,440	$(12,839)	$45,009

Tenant Settlement

On September 24, 2021, the Company entered into a conditional settlement agreement with its former tenant and lease guarantor at one of its Core properties for the payment by such former tenant and guarantor of a minimum of $5.4 million in accordance with a payment schedule set forth and subject to the terms in the conditional settlement agreement. The payments relate to tenant’s default under the lease and its subsequent termination by the Company. Given the inherent uncertainties involving collectability, the Company has only recognized $0.3 million in its consolidated financial statements and the remaining amount will be recognized when realized.

As Lessee

During the year ended December 31, 2021, the Company:

•
modified its Rye, New York corporate office lease during the first quarter of 2021. As a result of the modification, the lease was remeasured, and the lease liability and right-of-use asset were each reduced by $0.4 million.

•
terminated its Fund IV lease at 110 University Place in New York City during the second quarter of 2021 (which was previously impaired in 2020, Note 9) for $3.6 million, and de-recognized the related right-of-use asset of $31.4 million, lease liability of $46.0 million and building improvements and other assets totaling $10.3 million, resulting in a gain on lease termination of $0.7 million, or $0.2 million at the Company's share, which is reflected within Gain on disposition of properties in the consolidated statements of operations

During the year ended December 31, 2020, the Company:

•
entered into one new office lease as lessee for which the lease commenced in the third quarter of 2020. The Company recorded a right-of-use asset and corresponding lease liability of $1.7 million
•
modified its 991 Madison master lease by converting the 49-year fixed term to a 15-year term. As a result of the modification, the lease was reclassified from a finance lease to an operating lease during the second quarter of 2020

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
consolidated one property within the BSP II portfolio, 102 E. Broughton, (Note 3, Note 5), which was subject to a ground lease classified as an operating lease, during the second quarter of 2020
•
recorded an impairment charge of $12.3 million on a right-of-use asset for a Fund IV property, 110 University Place (Note 9)
•
renewed one ground lease for Branch Plaza, an operating lease, for 22 years; and
•
modified its 1238 Wisconsin lease agreement for a reduced purchase price from $14.5 million to $11.5 million. As a result, remeasured and reduced its right-of-use asset and lease liability by $1.9 million in the fourth quarter of 2020.

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Year Ended December 31,
	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$903	$1,595
Interest on lease liabilities	388	1,635
Subtotal	1,291	3,230
Operating lease cost	7,184	7,661
Variable lease cost	84	143
Total lease cost	$8,559	$11,034

Other Information
Weighted-average remaining lease term - finance leases (years)	32.6	33.4
Weighted-average remaining lease term - operating leases (years)	14.1	26.4
Weighted-average discount rate - finance leases	6.3%	6.2%
Weighted-average discount rate - operating leases	5.1%	5.6%

Right-of-use assets are included in Operating real estate (Note 3) in the consolidated balance sheet. Lease liabilities are included in Accounts payable and other liabilities in the consolidated balance sheet (Note 6). Operating lease cost comprises amortization of right-of-use assets for operating properties (related to ground rents) or amortization of right-of-use assets for office and corporate assets and is included in Property operating expense or General and administrative expense, respectively, in the consolidated statements of operations. Finance lease cost comprises amortization of right-of-use assets for certain ground leases, which is included in Property operating expense, as well as interest on lease liabilities, which is included in Interest expense in the consolidated statements of operations.

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of December 31, 2021, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2022	$211,660	$5,368	$34
2023	202,890	5,389	—
2024	178,050	5,414	—
2025	146,624	5,329	—
2026	118,052	5,173	—
Thereafter	480,093	24,434	12,515
	1,337,369	51,107	12,549
Interest	—	(12,348)	(5,937)
Total	$1,337,369	$38,759	$6,612

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)
Amount represents contractual lease maturities at December 31, 2021 including any extension options that management determined were reasonably certain of exercise. During the end of March 2020, numerous tenants were forced to suspend operations by government mandate as a result of the COVID-19 Pandemic. The Company has negotiated payment agreements with selected tenants which resulted in rent concessions or deferral of rents as discussed further below.
b)
Minimum rental payments include $18.3 million of interest related to operating leases and $5.9 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

During the years ended December 31, 2021, 2020 and 2019, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

COVID-19 Pandemic Impacts

Beginning in March 2020, the COVID-19 Pandemic has had a material adverse impact on economic and market conditions, and consumer activity, and triggered a period of global and domestic economic slowdown. The COVID-19 Pandemic and government responses created disruption in global supply chains and has been adversely impacting many industries, including the domestic retail sectors in which the Company’s tenants operate. Under governmental restrictions and guidance, certain retailers were considered “essential businesses” and were permitted to remain fully operating during the COVID-19 Pandemic, while other “non-essential businesses” were ordered to decrease or close operations for an indeterminate period of time to protect their employees and customers from the spread of the virus. These disruptions, which have substantially ceased as of the date of these financial statements, have impacted the collectability of rent from the Company’s affected tenants primarily in 2020 and to a lesser extent in 2021. While the Company considers disruptions related to the COVID-19 Pandemic to be substantially over, if such government mandated closures are reinstated, they may have a material, adverse effect on the Company’s revenues, results of operations, financial condition, and liquidity in future periods.

Rent Collections – The Company collected or negotiated payment agreements of approximately 98% and 94% of its fourth quarter 2021 pre-COVID billings (original contract rents without regard to deferral or abatement agreements) for its Core Portfolio and the Funds, respectively. Fourth quarter 2020 rent collections were 91% and 82% for its Core Portfolio and the Funds, respectively, at December 31, 2020.

Earnings Impact – The total impact of the COVID-19 Pandemic on earnings was $16.3 million, or $8.6 million at the Company's pro rata share, for the year ended December 31, 2021 compared to $134.0 million, or $53.1 million at the Company's pro rata share, for the year ended December 31, 2020. The Company incurred aggregate credit losses and rent abatements totaling approximately $6.4 million, or $6.3 million at the Company's pro rata share, for the year ended December 31, 2021, compared to $48.4 million, or $32.5 million at the Company's pro rata share, for the year ended December 31, 2020, respectively, primarily related to the COVID-19 Pandemic. In addition, the Company incurred impairment charges of $9.9 million, or $2.3 million at the Company's pro rata share, for the year ended December 31, 2021 compared to $85.6 million, or $20.6 million at the Company's pro rata share, for the year ended December 31, 2020 primarily related to the COVID-19 Pandemic (Note 9).

Other Impacts

•
Rent Concession Agreements – During the year ended December 31, 2021, the Company executed 96 rent concession arrangements with tenants comprised of 18 agreements for rent deferral and 78 agreements for rent abatements. Of these deferral agreements, 16 were accounted for as if no changes to the contract were made and therefore there were no changes to the current or future recognition of revenue and $5.4 million and $10.6 million of deferred receivables are included in Rents receivable in the consolidated balance sheet at December 31, 2021 and 2020, respectively. Rent abatements represented a $6.5 million, or $4.3 million at the Company's pro rata share, reduction in revenues for the year ended December 31, 2021 compared to $1.9 million, or $2.6 million at the Company's pro rata share, for the year ended December 31, 2020. Results for 2020 reflect the impact of 288 rent concession agreements including 60 abatements and 226 deferrals.
•
Occupancy (Unaudited) – At December 31, 2021, the Company’s pro rata Core and Fund leased occupancy rates were 93.2% and 91.4%, respectively, compared to 90.9% and 88.3% respectively, at December 31, 2020 reflecting primarily recovery since the COVID-19 Pandemic in 2020.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The Company’s Core Portfolio consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company’s Funds hold primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable which are held within the Core Portfolio or the Funds (Note 4). Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s consolidated financial statements and are not presented in the Company’s segments.

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2021
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$181,332	$111,165	$—	$—	$292,497
Depreciation and amortization	(69,103)	(54,336)	—	—	(123,439)
Property operating expenses, other operating and real estate taxes	(56,957)	(41,916)	—	—	(98,873)
General and administrative expenses	—	—	—	(40,125)	(40,125)
Impairment charges	—	(9,925)	—	—	(9,925)
Gain on disposition of properties	4,612	5,909	—	—	10,521
Operating income	59,884	10,897	—	(40,125)	30,656
Interest income	—	—	9,065	—	9,065
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	353	4,977	—	—	5,330
Interest expense	(29,454)	(38,594)	—	—	(68,048)
Realized and unrealized holding gains on investments and other	—	53,654	(4,534)	—	49,120
Income tax provision	—	—	—	(93)	(93)
Net income	30,783	30,934	4,531	(40,218)	26,030
Net income attributable to noncontrolling interests	(2,276)	(206)	—	—	(2,482)
Net income attributable to Acadia	$28,507	$30,728	$4,531	$(40,218)	$23,548

Real estate at cost (a)	$2,356,645	$1,714,962	$—	$—	$4,071,607
Total Assets (a)	$2,212,877	$1,894,983	$153,886	$—	$4,261,746
Cash paid for acquisition of real estate	$26,176	$135,670	$—	$—	$161,846
Cash paid for development and property improvement costs	$13,625	$27,046	$—	$—	$40,671

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2020 As Restated
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$160,262	$90,646	$—	$—	$250,908
Depreciation and amortization	(76,125)	(71,104)	—	—	(147,229)
Property operating expenses, other operating and real estate taxes	(57,246)	(40,782)	—	—	(98,028)
General and administrative expenses	—	—	—	(35,798)	(35,798)
Impairment charges	(419)	(85,179)	—	—	(85,598)
Gain on disposition of properties	174	509	—	—	683
Operating income (loss)	26,646	(105,910)	—	(35,798)	(115,062)
Interest income	—	—	8,979	—	8,979
Equity in losses of unconsolidated affiliates inclusive of gains on disposition of properties	(874)	(2,183)	—	—	(3,057)
Interest expense	(33,185)	(36,486)	—	—	(69,671)
Realized and unrealized holding gains on investments and other	18,564	95,366	(568)	—	113,362
Income tax provision	—	—	—	(269)	(269)
Net income (loss)	11,151	(49,213)	8,411	(36,067)	(65,718)
Net (income) loss attributable to noncontrolling interests	(5,837)	62,579	—	—	56,742
Net income (loss) attributable to Acadia	$5,314	$13,366	$8,411	$(36,067)	$(8,976)

Real estate at cost (a)	$2,330,116	$1,681,210	$—	$—	$4,011,326
Total Assets (a)	$2,254,680	$1,775,507	$100,882	$—	$4,131,069
Cash paid for acquisition of real estate	$19,963	$1,245	$—	$—	$21,208
Cash paid for development and property improvement costs	$11,170	$25,409	$—	$—	$36,579

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2019 As Restated
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$173,177	$116,408	$—	$—	$289,585
Depreciation and amortization	(61,819)	(60,761)	—	—	(122,580)
Property operating expenses, other operating and real estate taxes	(47,032)	(41,199)	—	—	(88,231)
General and administrative expenses	—	—	—	(34,299)	(34,299)
Impairment charges	—	(1,721)	—	—	(1,721)
Gain on disposition of properties	16,771	13,553	—	—	30,324
Operating income	81,097	26,280	—	(34,299)	73,078
Interest income	—	—	7,988	—	7,988
Equity in earnings (loss) of unconsolidated affiliates inclusive of gains on disposition of properties	9,020	(3,121)	—	—	5,899
Interest expense	(28,304)	(40,909)	—	—	(69,213)
Realized and unrealized holding gains on investments and other	327	6,620	—	—	6,947
Income tax provision	—	—	—	(1,465)	(1,465)
Net income (loss)	62,140	(11,130)	7,988	(35,764)	23,234
Net loss attributable to noncontrolling interests	337	30,146	—	—	30,483
Net income attributable to Acadia	$62,477	$19,016	$7,988	$(35,764)	$53,717

Real estate at cost	$2,252,230	$1,708,181	$—	$—	$3,960,411
Total Assets	$2,350,833	$1,785,919	$114,943	$—	$4,251,695
Cash paid for acquisition of real estate and leasehold interest	$173,892	$184,812	$—	$—	$358,704
Cash paid for development and property improvement costs	$22,724	$66,661	$—	$—	$89,385

a)
Real estate at cost and total assets for the Funds segment include $657.0 million and $641.7 million, or $190.9 million and $186.5 million net of non-controlling interests, related to Fund II’s City Point property at December 31, 2021 and 2020, respectively.

14. Share Incentive and Other Compensation

Share Incentive Plan

On March 23, 2020, the Company’s Board approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the aggregate number of Common Shares authorized for issuance by 2,650,000 shares. The 2020 Plan authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At December 31, 2021 a total of 1,911,558 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units

During the year ended December 31, 2021, the Company issued 636,646 LTIP Units and 11,244 restricted share units (“Restricted Share Units”) to employees of the Company pursuant to the Share Incentive Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“2020 Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $12.6 million. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $9.4 million, $8.4 million and $8.8 million for the years ended December 31, 2021, 2020, and 2019, respectively and is recorded in General and Administrative on the Consolidated Statements of Operations.

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During 2021, the Company issued 30,321 LTIP Units and 30,592 Restricted Shares to Trustees of the Company in connection with Trustee fees. A portion of LTIP Units and Restricted Shares vest over three years with 33% vesting May 9, 2022 and the remaining amount vesting ratably on May 9, 2023 and May 9, 2024. The remaining awards vest on May 9, 2022. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $1.6 million for the year ended December 31, 2021 and $1.4 million for 2020 and 2019, respectively.

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. As of December 31, 2021, the Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership and 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 8.4% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation – Stock Compensation. The awards in connection with Funds IV and V were determined to have no intrinsic value as of December 31, 2021.

The Company did not recognize any compensation expense for the years ended December 31, 2021, 2020, and 2019, related to the Program in connection with Fund III, Fund IV or Fund V.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2019	38,455	$22.44	891,886	$26.87
Granted	25,359	28.56	350,726	32.75
Vested	(21,424)	27.12	(290,753)	29.30
Forfeited	—	—	(15,679)	31.49
Unvested at December 31, 2019	42,390	23.73	936,180	28.24
Granted	66,824	13.70	440,829	19.64
Vested	(19,264)	27.72	(250,241)	30.44
Forfeited	(39)	24.77	(3,879)	24.67
Unvested at December 31, 2020	89,911	15.42	1,122,889	24.38
Granted	43,078	19.94	666,967	19.48
Vested	(43,084)	16.85	(283,024)	26.66
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at December 31, 2021	89,746	$16.87	1,415,195	$20.85

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2021 and 2020 were $19.51 and $18.86, respectively. As of December 31, 2021, there was $16.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Shares that vested for the years ended December 31, 2021 and 2020, was $0.8 million and $0.5 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily in the first quarter) during the years ended December 31, 2021 and 2020, was $7.5 million and $7.6 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.4 million, $0.3 million and $0.3 million of compensation expense related to the following employee benefit plans for the years ended December 31, 2021, 2020 and 2019, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. On March 23, 2021, the Board adopted, which was subsequently approved by the Company’s shareholders at the 2021 annual meeting of shareholders, the Acadia Realty Trust 2021 Employee Share Purchase Plan which allows for a maximum aggregate issuance of 200,000 Common Shares. A total of 7,721 and 5,266 Common Shares were purchased by employees under the Purchase Plan for the years ended December 31, 2021 and 2020, respectively.

Deferred Share Plan

During 2006, the Company adopted a Trustee Deferral and Distribution Election, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $19,500, for the year ended December 31, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code, and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2021, 2020 and 2019, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to Federal, state and local income taxes. No more than 20% of the value of our total assets may consist of the securities of one or more TRS.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by Federal, state and local jurisdictions, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2021, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2018 and forward.

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia to taxable income (loss) is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
		(As Restated)	(As Restated)
Net income (loss) attributable to Acadia	$23,548	$(8,976)	$53,717
Deferred rental and other income (loss) (a)	3,209	(2,498)	1,203
Book/tax difference - depreciation and amortization (a)	24,756	27,052	21,688
Straight-line rent and above- and below-market rent adjustments (a)	(8,588)	8,630	(10,949)
Book/tax differences - equity-based compensation	7,663	6,825	7,177
Joint venture equity in earnings, net (a)	3,962	(163)	15,571
Impairment charges and reserves	2,657	18,734	—
Acquisition costs (a)	22	14	63
Gain on disposition of properties	(2,170)	4,936	2,375
Book/tax differences - miscellaneous	(1,203)	(36)	(2,145)
Taxable income	$53,856	$54,518	$88,700
Distributions declared (b)	$52,872	$24,937	$96,310

a)
Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item “Joint venture equity in earnings, net.”
b)
The entire fourth quarter 2021 dividend of $14.4 million (paid in January 2022) was attributed to 2021. Any additional distributions required for REIT qualification may be made through October 15, 2022. The entire fourth quarter 2019 dividend of $25.2 million (paid in January 2020) was attributed to 2020.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2021		2020		2019
	Per Share	%	Per Share	%	Per Share	%
Ordinary income - Non-Section 199A	$—	—%	$—	—%	$—	—%
Ordinary income - Section 199A	0.550	92%	0.520	90%	0.820	77%
Qualified dividend	0.010	1%	—	—%	—	—%
Capital gain	0.040	7%	0.060	10%	0.240	23%
Total (a)	$0.600	100%	$0.580	100%	$1.060	100%

a)
The fourth quarter 2021 regular dividend was $0.15 per common share, all of which is allocable to 2021. The fourth quarter 2019 regular dividend was $0.29 per common share, all of which is allocable to 2020.

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income (loss) and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
TRS loss before income taxes	$(4,240)	$(3,856)	$(3,117)
(Provision) benefit for income taxes:
Federal	—	376	754
State and local	—	(268)	317
TRS net loss before noncontrolling interests	(4,240)	(3,748)	(2,046)
Noncontrolling interests	9	746	(369)
TRS net loss	$(4,231)	$(3,002)	$(2,415)

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Federal tax benefit at statutory tax rate	$(890)	$(810)	$(655)
TRS state and local taxes, net of Federal benefit	(268)	(244)	(197)
Tax effect of:
Permanent differences, net	252	227	239
Adjustment to deferred tax reserve	1,061	851	1,748
Other	(156)	(132)	(111)
REIT state and local income and franchise taxes	94	377	441
Total provision for income taxes	$93	$269	$1,465

As of December 31, 2021, and 2020, the Company’s deferred tax assets were $0.0 and $0.0 million net of applicable reserves of $3.7 million and $2.6 million, respectively and were comprised of capital loss carryovers of $0.1 and $0.1 million and net operating loss carryovers of $3.6 million and $2.5 million, respectively.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Earnings (Loss) Per Common Share

Basic earnings (loss) per Common Share is computed by dividing net income (loss) attributable to Common Shareholders by the weighted average Common Shares outstanding (Note 11). During the periods presented, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of Restricted Share Units issued under the Company’s Share Incentive Plans (Note 14). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

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

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Numerator:		(As Restated)	(As Restated)
Net income (loss) attributable to Acadia	$23,548	$(8,976)	$53,717
Less: net income attributable to participating securities	(624)	(233)	(413)
Income (loss) from continuing operations net of income attributable to participating securities	$22,924	$(9,209)	$53,304

Denominator:
Weighted average shares for basic earnings (loss) per share	87,653,818	86,441,922	84,435,826
Effect of dilutive securities:
Employee unvested restricted shares	—	—	—
Denominator for diluted earnings per share	87,653,818	86,441,922	84,435,826

Basic income (loss) and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.26	$(0.11)	$0.63

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	126,593	126,593	136,593
Series C Preferred OP Units - Common share equivalent	439,556	439,556	474,278
Restricted shares	70,827	76,394	40,821

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (Unaudited)

As announced on February 15, 2022, the Company has restated its (i) audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 as illustrated in Note 2; and (ii) its unaudited interim financial statements for the three months ended March 31, 2021 and 2020, the three and six months ended June 30, 2021 and 2020, the three and nine months ended September 30, 2021 and 2020 and the three months ended December 31, 2020 as illustrated in this note; collectively referred to as the Restatement. Amounts depicted as "As Restated" throughout the accompanying consolidated financial statements and footnotes include the impact of the Restatement.

The Company identified two areas of restatement errors, which are depicted in the tables below and relate to one of the following categories:

(a)
an error in accounting treatment at the time of formation related to the improper consolidation of the two Fund Investments that have been adjusted from consolidated investments to investments in unconsolidated affiliates (Note 5) with no impact on net income (loss) or distributions in excess of accumulated earnings. During the Restatement periods, the Fund Investments did not have any significant transactions (new borrowings, acquisitions, or dispositions) other than their ongoing rental operations in the normal course of business.
(b)
errors related to other immaterial previously unrecorded adjustments, which were also recorded as part of the Restatement. These adjustments were primarily adjustments which the Company deemed immaterial in prior periods. The total impact of these adjustments was:
a.
a reduction of net income attributable to Acadia of: $0.3 million ($0.01 per share) and $0.0 million ($0.00 per share), for the three months ended March 31, 2021 and 2020, respectively.
b.
a reduction in net income attributable to Acadia of $0.2 million ($0.00 per share) and $0.5 million ($0.01 per share) for the three and six months ended June 30, 2021, respectively;
c.
a reduction in net income attributable to Acadia of $0.1 million ($0.00 per share) and $0.1 million ($0.00 per share) for the three and six months ended June 30, 2020, respectively;
d.
a reduction in net income attributable to Acadia of $0.1 million ($0.00 per share) and $0.6 million ($0.01 per share), for the three and nine months ended September 30, 2021, respectively;
e.
a reduction in net income attributable to Acadia of $0.0 million ($0.00 per share) and $0.1 million ($0.00 per share), for the three and nine months ended September 30, 2020, respectively;
f.
a reduction in net income attributable to Acadia of $0.1 million ($0.01 per share) for the three months ended December 31, 2020; and
g.
The immaterial previously unrecorded adjustments include the recognition of additional reserves for one of the Company's notes receivable, 640 Broadway (Note 4) of $1.4 million or $0.3 million at the Company's share, for the three months ended March 31, 2021; $0.9 million and $2.3 million, or $0.2 million and $0.5 million at the Company's share for the three and six months ended June 30, 2021; and $0.8 million and $3.1 million, or $0.2 million and $0.7 million at the Company's share, for the three and nine months ended September 30, 2021.
(c)
reclassifications of certain prior period amounts to conform to the current period presentation. Reclassifications have no impact on net income (loss) and do not relate to errors and are included here in order to conform the presentation across the periods presented.
a.
On the statement of cash flows for the three months ended March 31, 2020: (i) Allowance for credit loss of $1.3 million and Adjustments to straight-line rent reserves of $3.0 million were reclassified from Credit loss reserves; (ii) Straight-line rents of ($1.1) million were reclassified from the change in Rents receivable and (iii) Non-cash lease expense of $0.6 million and the change in Lease liability - operating leases of ($0.4) million was reclassified from Development, construction and property improvement costs.
b.
On the statement of cash flows for the six months ended June 30, 2020: (i) Allowance for credit loss of $9.7 million and Adjustments to straight-line rent reserves of $6.5 million were reclassified from Credit loss reserves; (ii) Straight-line rents of $2.9 million were reclassified from the change in Rents receivable and (iii) Non-cash lease expense of $1.4 million and the change in Lease liability - operating leases of ($0.8) million was reclassified from Development, construction and property improvement costs.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.
On the statement of cash flows for the nine months ended September 30, 2020: (i) Allowance for credit loss of $20.5 million and Adjustments to straight-line rent reserves of $19.7 million were reclassified from Credit loss reserves; (ii) Straight-line rents of $4.0 million were reclassified from the change in Rents receivable and (iii) Non-cash lease expense of $2.4 million and the change in Lease liability - operating leases of ($1.0) million was reclassified from Development, construction and property improvement costs.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2020
(dollars in thousands, except per share amounts, unaudited)	As Reported	Adjustments		As Restated
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,331,043	$(67,995)	(a,b)	$3,263,048
Real estate under development	237,831	(6)	(a)	237,825
Net investments in real estate	3,568,874	(68,001)		3,500,873
Notes receivable, net	173,159	—		173,159
Investments in and advances to unconsolidated affiliates	294,195	14,814	(a,b)	309,009
Other assets, net	179,043	(1,978)	(a)	177,065
Right-of-use assets - operating leases, net	—	—		—
Cash and cash equivalents	23,404	(1,089)	(a)	22,315
Restricted cash	14,212	(479)	(a)	13,733
Rents receivable, net	52,251	1,431	(a,b)	53,682
Total assets	$4,305,138	$(55,302)		$4,249,836

LIABILITIES
Mortgage and other notes payable, net	$1,170,622	$(57,592)	(a,b)	$1,113,030
Unsecured notes payable, net	480,658	—		480,658
Unsecured line of credit	174,700	—		174,700
Accounts payable and other liabilities	425,330	(1,643)	(a)	423,687
Lease liability - operating leases, net	—	—		—
Dividends and distributions payable	26,811	—		26,811
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,457	—		15,457
Total liabilities	2,293,578	(59,235)		2,234,343
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 85,989,836 shares	86	—		86
Additional paid-in capital	1,686,794	—		1,686,794
Accumulated other comprehensive loss	(85,715)	(299)	(b)	(86,014)
Distributions in excess of accumulated earnings	(166,701)	(49)	(b)	(166,750)
Total Acadia shareholders’ equity	1,434,464	(348)		1,434,116
Noncontrolling interests	577,096	4,281	(a,b)	581,377
Total equity	2,011,560	3,933		2,015,493
Total liabilities and equity	$4,305,138	$(55,302)		$4,249,836

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020
(in thousands except per share amounts, unaudited)	As Reported	Adjustments		As Restated
Revenues
Rental income	$70,457	$676	(a,b)	$71,133
Other	963	(1)	(a)	962
Total revenues	71,420	675		72,095
Operating expenses
Depreciation and amortization	33,377	(729)	(a)	32,648
General and administrative	9,070	(9)	(a)	9,061
Real estate taxes	10,447	(252)	(a)	10,195
Property operating	13,320	(283)	(a)	13,037
Impairment charges	51,549	—		51,549
Total operating expenses	117,763	(1,273)		116,490

Gain on disposition of properties	—	—		—
Operating loss	(46,343)	1,948		(44,395)
Equity in earnings of unconsolidated affiliates	1,255	(368)	(a)	887
Interest and other income	2,929	—		2,929
Realized and unrealized holding gains on investments and other	(530)	—		(530)
Interest expense	(18,302)	702	(a,b)	(17,600)
Loss from continuing operations before income taxes	(60,991)	2,282		(58,709)
Income tax benefit	952	2	(a)	954
Net loss	(60,039)	2,284		(57,755)
Net loss attributable to noncontrolling interests	51,625	(2,275)	(a,b)	49,350
Net loss attributable to Acadia	$(8,414)	$9		$(8,405)
Net income attributable to participating securities	$—	$—		$—
Shares for basic loss per share	86,972	—		86,972

Basic loss per share	$(0.10)	$—		$(0.10)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020
(in thousands, unaudited)	As Reported	Adjustments		As Restated

Net loss	$(60,039)	$2,284		$(57,755)
Other comprehensive loss
Unrealized loss on valuation of swap agreements	(74,774)	239	(a)	(74,535)
Reclassification of realized interest on swap agreements	977	(15)	(a)	962
Other comprehensive loss	(73,797)	224		(73,573)
Comprehensive loss	(133,836)	2,508		(131,328)
Comprehensive loss attributable to noncontrolling interests	70,882	(2,499)		68,383
Comprehensive Loss attributable to Acadia	$(62,954)	$9		$(62,945)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Three Months Ended March 31, 2020
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657		$2,186,965
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)		(400)
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	148	—	2,472	—	—	2,472	(2,472)		—
Repurchase of Common Shares	(1,219)	(1)	(22,351)	—	—	(22,352)	—		(22,352)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(1,849)		(26,786)
Employee and trustee stock compensation, net	11	—	171	—	—	171	3,648		3,819
Noncontrolling interest distributions	—	—	—	—	—	—	(3,118)		(3,118)
Noncontrolling interest contributions	—	—	—	—	—	—	7,268		7,268
Comprehensive loss	—	—	—	(54,540)	(8,414)	(62,954)	(70,882)		(133,836)
Reallocation of noncontrolling interests	—	—	145	—	—	145	(145)		—
Balance at March 31, 2020	85,990	$86	$1,686,794	$(85,715)	$(166,701)	$1,434,464	$577,096		$2,011,560
Adjustments
Balance at January 1, 2020	—	$—	$—	$(299)	$(58)	$(357)	$1,782		$1,425
Comprehensive loss	—	—	—	—	9	9	2,499	(a,b)	2,508
Total Adjustments	—	$—	$—	$(299)	$(49)	$(348)	$4,281		$3,933
As Restated
Balance at January 1, 2020 - As Restated	87,050	$87	$1,706,357	$(31,474)	$(133,019)	$1,541,951	$646,439		$2,188,390
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)		(400)
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	148	—	2,472	—	—	2,472	(2,472)		—
Repurchase of Common Shares	(1,219)	(1)	(22,351)	—	—	(22,352)	—		(22,352)
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(1,849)		(26,786)
Employee and trustee stock compensation, net	11	—	171	—	—	171	3,648		3,819
Noncontrolling interest distributions	—	—	—	—	—	—	(3,118)		(3,118)
Noncontrolling interest contributions	—	—	—	—	—	—	7,268		7,268
Comprehensive loss	—	—	—	(54,540)	(8,405)	(62,945)	(68,383)		(131,328)
Reallocation of noncontrolling interests	—	—	145	—	—	145	(145)		—
Balance at March 31, 2020 - As Restated	85,990	$86	$1,686,794	$(86,014)	$(166,750)	$1,434,116	$581,377		$2,015,493

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020
(in thousands, unaudited)	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,039)	2,284		$(57,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,377	(729)	(a,b)	32,648
Straight-line rents	—	(1,094)	(a,c)	(1,094)
Non-cash lease expense	—	619	(c)	619
Distributions of operating income from unconsolidated affiliates	1,898	—		1,898
Equity in (earnings) losses of unconsolidated affiliates	(1,255)	368	(a)	(887)
Stock compensation expense	3,819	—		3,819
Amortization of financing costs	1,763	(42)	(a,b)	1,721
Impairment charges	51,549	—		51,549
Credit loss reserves	4,770	(4,770)	(c)	—
Allowance for credit loss	—	1,238	(a,c)	1,238
Adjustments to straight-line rent reserves	—	967	(b,c)	967
Other, net	(1,107)	1	(a)	(1,106)
Changes in assets and liabilities:
Other liabilities	(6,844)	122	(a)	(6,722)
Lease liability - operating leases	—	(376)	(c)	(376)
Prepaid expenses and other assets	2,107	(177)	(a)	1,930
Rents receivable	24	2,457	(a,c)	2,481
Accounts payable and accrued expenses	(2,327)	24	(a)	(2,303)
Net cash provided by operating activities	27,735	892		28,627
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(19,088)	—		(19,088)
Development, construction and property improvement costs	(13,333)	489	(a,c)	(12,844)
Proceeds from the disposition of properties, net	—	—		—
Investments in and advances to unconsolidated affiliates and other	(1,525)	(951)	(b)	(2,476)
Return of capital from unconsolidated affiliates and other	5,024	—		5,024
Issuance of notes receivable	(59,000)	—		(59,000)
Return of deposits for properties under contract	200	—		200
Payment of deferred leasing costs	(2,763)	(17)	(a)	(2,780)
Change in control of previously unconsolidated affiliate	—	—		—
Net cash used in investing activities	(90,485)	(479)		(90,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(1,488)	—		(1,488)
Principal payments on unsecured debt	(5,000)	—		(5,000)
Proceeds received on mortgage and other notes	689	—		689
Proceeds from unsecured debt	122,245	—		122,245
Payments of finance lease obligations	(625)	—		(625)
Proceeds from the sale (repurchase) of Common Shares	(22,352)	—		(22,352)
Capital contributions from noncontrolling interests	7,268	—		7,268
Distributions to noncontrolling interests	(4,914)	—		(4,914)
Dividends paid to Common Shareholders	(25,245)	—		(25,245)
Deferred financing and other costs	(222)	—		(222)
Net cash provided by financing activities	70,356	—		70,356
Increase in cash and restricted cash	7,606	413		8,019
Cash of $14,149 and restricted cash of $13,880 beginning of period	30,010	(1,981)		28,029
Cash of $22,315 and restricted cash of $13,733 end of period	$37,616	$(1,568)		$36,048

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020
(dollars in thousands, except per share amounts, unaudited)	As Reported	Adjustments		As Restated
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,368,557	$(69,895)	(a)	$3,298,662
Real estate under development	264,684	(183)	(a)	264,501
Net investments in real estate	3,633,241	(70,078)		3,563,163
Notes receivable, net	134,692	—		134,692
Investments in and advances to unconsolidated affiliates	250,825	15,074	(a)	265,899
Other assets, net	196,741	(3,353)	(a)	193,388
Right-of-use assets - operating leases, net	—	—		—
Cash and cash equivalents	34,273	(1,739)	(a)	32,534
Restricted cash	14,074	(609)	(a)	13,465
Rents receivable, net	64,902	(756)	(a)	64,146
Total assets	$4,328,748	$(61,461)		$4,267,287

LIABILITIES
Mortgage and other notes payable, net	$1,161,577	$(58,622)	(a,b)	$1,102,955
Unsecured notes payable, net	472,507	—		472,507
Unsecured line of credit	177,400	—		177,400
Accounts payable and other liabilities	408,266	(4,953)	(a)	403,313
Lease liability - operating leases, net	—	—		—
Dividends and distributions payable	147	—		147
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,520	—		15,520
Total liabilities	2,235,417	(63,575)		2,171,842
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 86,264,641 shares	86	—		86
Additional paid-in capital	1,693,006			1,693,006
Accumulated other comprehensive loss	(90,209)	—		(90,209)
Distributions in excess of accumulated earnings	(147,291)	(133)		(147,424)
Total Acadia shareholders’ equity	1,455,592	(133)		1,455,459
Noncontrolling interests	637,739	2,247	(a)	639,986
Total equity	2,093,331	2,114		2,095,445
Total liabilities and equity	$4,328,748	$(61,461)		$4,267,287

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(in thousands except per share amounts, unaudited)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Revenues
Rental income	$62,639	$(3,218)	(a,b)	$59,421	$133,096	$(2,542)	(a,b)	$130,554
Other	1,134	(11)	(a)	1,123	2,097	(12)	(a)	2,085
Total revenues	63,773	(3,229)		60,544	135,193	(2,554)		132,639
Operating expenses
Depreciation and amortization	33,793	(416)	(a,b)	33,377	67,170	(1,145)	(a,b)	66,025
General and administrative	8,720	(38)	(a)	8,682	17,790	(47)	(a)	17,743
Real estate taxes	10,697	(252)	(a)	10,445	21,144	(504)	(a)	20,640
Property operating	16,806	(245)	(a)	16,561	30,126	(528)	(a)	29,598
Impairment charges	—	—		—	51,549	—		51,549
Total operating expenses	70,016	(951)		69,065	187,779	(2,224)		185,555

Gain on disposition of properties	485	—		485	485	—		485
Operating loss	(5,758)	(2,278)		(8,036)	(52,101)	(330)		(52,431)
Equity in losses of unconsolidated affiliates	(786)	(394)	(a)	(1,180)	469	(762)	(a)	(293)
Interest and other income	2,095	—		2,095	5,024	—		5,024
Realized and unrealized holding gains on investments and other	87,811	—		87,811	87,281	—		87,281
Interest expense	(18,319)	571	(a,b)	(17,748)	(36,621)	1,273	(a,b)	(35,348)
Income from continuing operations before income taxes	65,043	(2,101)		62,942	4,052	181		4,233
Income tax (provision) benefit	(137)	—	(a)	(137)	815	2	(a)	817
Net income	64,906	(2,101)		62,805	4,867	183		5,050
Net (income) loss attributable to noncontrolling interests	(45,496)	2,017	(a,b)	(43,479)	6,129	(258)	(a,b)	5,871
Net income attributable to Acadia	$19,410	$(84)		$19,326	$10,996	$(75)		$10,921
Net income attributable to participating securities	$244	$—		$244	$233	$—		$233
Shares for basic and diluted income per share	86,180	—		86,180	86,576	—		86,576

Basic and diluted income per share	$0.22	$—		$0.22	$0.12	$—		$0.12

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(in thousands, unaudited)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Net income	$64,906	$(2,101)		$62,805	$4,867	$183		$5,050
Other comprehensive loss
Unrealized loss on valuation of swap agreements	(8,621)	312	(a,b)	(8,309)	(83,395)	551	(a,b)	(82,844)
Reclassification of realized interest on swap agreements	3,115	(30)	(a)	3,085	4,092	(45)	(a)	4,047
Other comprehensive loss	(5,506)	282		(5,224)	(79,303)	506		(78,797)
Comprehensive income (loss)	59,400	(1,819)		57,581	(74,436)	689		(73,747)
Comprehensive (income) loss attributable to noncontrolling interests	(44,484)	2,034		(42,450)	26,398	(465)		25,933
Comprehensive income (loss) attributable to Acadia	$14,916	$215		$15,131	$(48,038)	$224		$(47,814)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Three Months Ended June 30, 2020
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at April 1, 2020	85,990	$86	$1,686,794	$(85,715)	$(166,701)	$1,434,464	$577,096		$2,011,560
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	260	—	4,072	—	—	4,072	(4,072)		—
Repurchase of Common Shares	—	—	(34)	—	—	(34)	—		(34)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588		588
Dividends/distributions declared ($0.00 Share per Common Share/OP Unit)	—	—	—	—	—	—	(123)		(123)
Employee and trustee stock compensation, net	15	—	175	—	—	175	2,142		2,317
Noncontrolling interest distributions	—	—	—	—	—	—	(1,418)		(1,418)
Noncontrolling interest contributions	—	—	—	—	—	—	21,041		21,041
Comprehensive (loss) income	—	—	—	(4,494)	19,410	14,916	44,484		59,400
Reallocation of noncontrolling interests	—	—	1,999	—	—	1,999	(1,999)		—
Balance at June 30, 2020	86,265	$86	$1,693,006	$(90,209)	$(147,291)	$1,455,592	$637,739		$2,093,331
Adjustments
Balance at April 1, 2020	—	$—	$—	$(299)	$(49)	$(348)	$4,281		$3,933
Comprehensive income (loss)	—	—	—	299	(84)	215	(2,034)	(a,b)	(1,819)
Total Adjustments	—	$—	$—	$—	$(133)	$(133)	$2,247		$2,114
As Restated
Balance at April 1, 2020 - As Restated	85,990	$86	$1,686,794	$(86,014)	$(166,750)	$1,434,116	$581,377		$2,015,493
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	260	—	4,072	—	—	4,072	(4,072)		—
Repurchase of Common Shares	—	—	(34)	—	—	(34)	—		(34)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588		588
Dividends/distributions declared ($0.00 Share per Common Share/OP Unit)	—	—	—	—	—	—	(123)		(123)
Employee and trustee stock compensation, net	15	—	175	—	—	175	2,142		2,317
Noncontrolling interest distributions	—	—	—	—	—	—	(1,418)		(1,418)
Noncontrolling interest contributions	—	—	—	—	—	—	21,041		21,041
Comprehensive (loss) income	—	—	—	(4,195)	19,326	15,131	42,450		57,581
Reallocation of noncontrolling interests	—	—	1,999	—	—	1,999	(1,999)		—
Balance at June 30, 2020 - As Restated	86,265	$86	$1,693,006	$(90,209)	$(147,424)	$1,455,459	$639,986		$2,095,445

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Six Months Ended June 30, 2020
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at January 1, 2020	87,050	87	1,706,357	(31,175)	(132,961)	$1,542,308	644,657		$2,186,965
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)		—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—		(22,386)
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)		(400)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588		588
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(1,972)		(26,909)
Employee and trustee stock compensation, net	26	—	346	—	—	346	5,790		6,136
Noncontrolling interest distributions	—	—	—	—	—	—	(4,536)		(4,536)
Noncontrolling interest contributions	—	—	—	—	—	—	28,309		28,309
Comprehensive (loss) income	—	—	—	(59,034)	10,996	(48,038)	(26,398)		(74,436)
Reallocation of noncontrolling interests	—	—	2,144	—	—	2,144	(2,144)		—
Balance at June 30, 2020	86,265	$86	$1,693,006	$(90,209)	$(147,291)	$1,455,592	$637,739		$2,093,331
Adjustments
Balance at January 1, 2020	—	$—	$—	$(299)	$(58)	$(357)	$1,782		$1,425
Comprehensive (loss) income	—	—	—	299	(75)	224	465	(a,b)	689
Total Adjustments	—	$—	$—	$—	$(133)	$(133)	$2,247		$2,114
As Restated
Balance at January 1, 2020 - As Restated	87,050	87	1,706,357	(31,474)	(133,019)	$1,541,951	646,439		$2,188,390
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)		—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—		(22,386)
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)		(400)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588		588
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(1,972)		(26,909)
Employee and trustee stock compensation, net	26	—	346	—	—	346	5,790		6,136
Noncontrolling interest distributions	—	—	—	—	—	—	(4,536)		(4,536)
Noncontrolling interest contributions	—	—	—	—	—	—	28,309		28,309
Comprehensive (loss) income	—	—	—	(58,735)	10,921	(47,814)	(25,933)		(73,747)
Reallocation of noncontrolling interests	—	—	2,144	—	—	2,144	(2,144)		—
Balance at June 30, 2020 - As Restated	86,265	$86	$1,693,006	$(90,209)	$(147,424)	$1,455,459	$639,986		$2,095,445

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2020
(in thousands, unaudited)	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,867	183		$5,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,170	(1,145)	(a,b)	66,025
Straight-line rents	—	(2,807)	(a,c)	(2,807)
Non-cash lease expense	—	1,368	(c)	1,368
Net unrealized holding gains on investments	(64,937)	—		(64,937)
Distributions of operating income from unconsolidated affiliates	2,206	—		2,206
Equity in (earnings) losses of unconsolidated affiliates	(469)	762	(a)	293
Stock compensation expense	6,136	—		6,136
Amortization of financing costs	2,920	(71)	(a,b)	2,849
Impairment charges	51,549	—		51,549
Gain on disposition of properties	(485)	—		(485)
Credit loss reserves	16,175	(16,175)	(c)	—
Allowance for credit loss	—	9,620	(a,c)	9,620
Adjustments to straight-line rent reserves	—	6,404	(a,c)	6,404
Other, net	(2,780)	3	(a)	(2,777)
Changes in assets and liabilities:
Other liabilities	(6,684)	175	(a)	(6,509)
Lease liability - operating leases	—	(807)	(c)	(807)
Prepaid expenses and other assets	(4,213)	(343)	(a)	(4,556)
Rents receivable	(25,177)	3,943	(a,c)	(21,234)
Accounts payable and accrued expenses	12,222	(2,375)	(a)	9,847
Net cash provided by operating activities	58,500	(1,265)		57,235
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(21,208)	—		(21,208)
Development, construction and property improvement costs	(20,533)	1,555	(a,c)	(18,978)
Proceeds from the disposition of properties, net	13,925	—		13,925
Investments in and advances to unconsolidated affiliates and other	(3,270)	(1,289)	(a)	(4,559)
Return of capital from unconsolidated affiliates and other	7,151	—		7,151
Issuance of notes receivable	(59,000)	—		(59,000)
Return of deposits for properties under contract	187	—		187
Payment of deferred leasing costs	(4,885)	1,631	(a)	(3,254)
Change in control of previously unconsolidated affiliate	950	—		950
Net cash used in investing activities	(86,683)	1,897		(84,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(14,360)	—		(14,360)
Principal payments on unsecured debt	(69,930)	—		(69,930)
Proceeds received on mortgage and other notes	3,340	(1,000)	(a)	2,340
Proceeds from unsecured debt	181,700	—		181,700
Payments of finance lease obligations	(833)	—		(833)
Proceeds from the sale (repurchase) of Common Shares	(22,386)	—		(22,386)
Capital contributions from noncontrolling interests	28,309	—		28,309
Distributions to noncontrolling interests	(8,178)	—		(8,178)
Dividends paid to Common Shareholders	(50,182)	—		(50,182)
Deferred financing and other costs	(960)	—		(960)
Net cash provided by financing activities	46,520	(1,000)		45,520
Increase in cash and restricted cash	18,337	(368)		17,969
Cash of $14,149 and restricted cash of $13,880 beginning of period	30,010	(1,981)		28,029
Cash of $32,534 and restricted cash of $13,465 end of period	$48,347	$(2,349)		$45,998

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2020
(dollars in thousands, except per share amounts, unaudited)	As Reported	Adjustments		As Restated
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,347,431	$(69,825)	(a)	$3,277,606
Real estate under development	268,298	(55)	(a)	268,243
Net investments in real estate	3,615,729	(69,880)		3,545,849
Notes receivable, net	134,798	—		134,798
Investments in and advances to unconsolidated affiliates	240,414	15,248	(a)	255,662
Other assets, net	183,170	(3,466)	(a)	179,704
Right-of-use assets - operating leases, net	—	—		—
Cash and cash equivalents	16,108	(763)	(a)	15,345
Restricted cash	13,673	(389)	(a)	13,284
Rents receivable, net	47,516	(322)	(a)	47,194
Total assets	$4,251,408	$(59,572)		$4,191,836

LIABILITIES
Mortgage and other notes payable, net	$1,159,688	$(59,560)	(a,b)	$1,100,128
Unsecured notes payable, net	502,500	—		502,500
Unsecured line of credit	127,400	—		127,400
Accounts payable and other liabilities	394,111	(2,519)	(a)	391,592
Lease liability - operating leases, net	—	—		—
Dividends and distributions payable	147	—		147
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,462	—		15,462
Total liabilities	2,199,308	(62,079)		2,137,229
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 86,266,122 shares	86	—		86
Additional paid-in capital	1,695,338	—		1,695,338
Accumulated other comprehensive loss	(85,873)	—		(85,873)
Distributions in excess of accumulated earnings	(156,321)	(138)		(156,459)
Total Acadia shareholders’ equity	1,453,230	(138)		1,453,092
Noncontrolling interests	598,870	2,645	(a)	601,515
Total equity	2,052,100	2,507		2,054,607
Total liabilities and equity	$4,251,408	$(59,572)		$4,191,836

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(in thousands except per share amounts, unaudited)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Revenues
Rental income	$50,300	$(890)	(a)	$49,410	$183,396	$(3,432)	(a,b)	$179,964
Other	981	—		981	3,078	(12)	(a)	3,066
Total revenues	51,281	(890)		50,391	186,474	(3,444)		183,030
Operating expenses
Depreciation and amortization	34,457	(697)	(a)	33,760	101,627	(1,842)	(a,b)	99,785
General and administrative	8,625	(210)	(a)	8,415	26,415	(257)	(a)	26,158
Real estate taxes	10,689	(261)	(a)	10,428	31,833	(765)	(a)	31,068
Property operating	11,559	(210)	(a)	11,349	41,685	(738)	(a)	40,947
Impairment charges	—	—		—	51,549	—		51,549
Total operating expenses	65,330	(1,378)		63,952	253,109	(3,602)		249,507

Gain on disposition of properties	24	—		24	509	—		509
Operating loss	(14,025)	488		(13,537)	(66,126)	158		(65,968)
Equity in losses of unconsolidated affiliates	(624)	(612)	(a)	(1,236)	(155)	(1,374)	(a)	(1,529)
Interest and other income	2,132	—		2,132	7,156	—		7,156
Realized and unrealized holding gains on investments and other	(7,946)	—		(7,946)	79,335	—		79,335
Interest expense	(17,752)	570	(a,b)	(17,182)	(54,373)	1,843	(a,b)	(52,530)
Loss from continuing operations before income taxes	(38,215)	446		(37,769)	(34,163)	627		(33,536)
Income tax (provision) benefit	(74)	—	(a)	(74)	741	2	(a)	743
Net loss	(38,289)	446		(37,843)	(33,422)	629		(32,793)
Net loss attributable to noncontrolling interests	29,259	(451)	(a)	28,808	35,388	(709)	(a,b)	34,679
Net (loss) income attributable to Acadia	$(9,030)	$(5)		$(9,035)	$1,966	$(80)		$1,886
Net income attributable to participating securities	$—	$—		$—	$233	$—		$233
Shares for basic (loss) and diluted income per share	86,309	—		86,309	86,486	—		86,486

Basic (loss) diluted income per share	$(0.10)	$—		$(0.10)	$0.02	$—		$0.02

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months September 30, 2020				Nine Months Ended September 30, 2020
(in thousands, unaudited)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Net loss	$(38,289)	$446		$(37,843)	$(33,422)	$629		$(32,793)
Other comprehensive income (loss)
Unrealized gain (loss) on valuation of swap agreements	952	(3)	(a)	949	(82,444)	548	(a,b)	(81,896)
Reclassification of realized interest on swap agreements	5,506	(50)	(a)	5,456	9,598	(95)	(a)	9,503
Other comprehensive income (loss)	6,458	(53)		6,405	(72,846)	453		(72,393)
Comprehensive loss	(31,831)	393		(31,438)	(106,268)	1,082		(105,186)
Comprehensive loss attributable to noncontrolling interests	27,137	(398)		26,739	53,536	(863)		52,673
Comprehensive loss attributable to Acadia	$(4,694)	$(5)		$(4,699)	$(52,732)	$219		$(52,513)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Three Months Ended September 30, 2020
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at July 1, 2020	86,265	$86	$1,693,006	$(90,209)	$(147,291)	$1,455,592	$637,739		$2,093,331
Dividends/distributions declared ($0.00 per Common Share/OP Unit)	—	—	—	—	—	—	(123)		(123)
Employee and trustee stock compensation, net	1	—	232	—	—	232	2,181		2,413
Noncontrolling interest distributions	—	—	—	—	—	—	(20,117)		(20,117)
Noncontrolling interest contributions	—	—	—	—	—	—	8,427		8,427
Comprehensive income (loss)	—	—	—	4,336	(9,030)	(4,694)	(27,137)		(31,831)
Reallocation of noncontrolling interests	—	—	2,100	—	—	2,100	(2,100)		—
Balance at September 30, 2020	86,266	$86	$1,695,338	$(85,873)	$(156,321)	$1,453,230	$598,870		$2,052,100
Adjustments
Balance at July 1, 2020	—	$—	$—	$—	$(133)	$(133)	$2,247		$2,114
Comprehensive income (loss)	—	—	—	—	(5)	(5)	398	(a,b)	393
Total Adjustments	—	$—	$—	$—	$(138)	$(138)	$2,645		$2,507
As Restated
Balance at July 1, 2020 - As Restated	86,265	$86	$1,693,006	$(90,209)	$(147,424)	$1,455,459	$639,986		$2,095,445
Dividends/distributions declared ($0.00 per Common Share/OP Unit)	—	—	—	—	—	—	(123)		(123)
Employee and trustee stock compensation, net	1	—	232	—	—	232	2,181		2,413
Noncontrolling interest distributions	—	—	—	—	—	—	(20,117)		(20,117)
Noncontrolling interest contributions	—	—	—	—	—	—	8,427		8,427
Comprehensive income (loss)	—	—	—	4,336	(9,035)	(4,699)	(26,739)		(31,438)
Reallocation of noncontrolling interests	—	—	2,100	—	—	2,100	(2,100)		—
Balance at September 30, 2020	86,266	$86	$1,695,338	$(85,873)	$(156,459)	$1,453,092	$601,515		$2,054,607

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Nine Months Ended September 30, 2020
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,175)	$(132,961)	$1,542,308	$644,657		$2,186,965
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)		(400)
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)		—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—		(22,386)
Issuance of Common Shares	—	—	—	—	—	—	—		—
Acquisition of noncontrolling interest	—	—	—	—	—	—	588		588
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(2,095)		(27,032)
Employee and trustee stock compensation, net	27	—	578	—	—	578	7,973		8,551
Noncontrolling interest distributions	—	—	—	—	—	—	(24,654)		(24,654)
Noncontrolling interest contributions	—	—	—	—	—	—	36,736		36,736
Comprehensive income (loss)	—	—	—	(54,698)	1,966	(52,732)	(53,536)		(106,268)
Reallocation of noncontrolling interests	—	—	4,244	—	—	4,244	(4,244)		-
Balance at September 30, 2020	86,266	$86	$1,695,338	$(85,873)	$(156,321)	$1,453,230	$598,870		$2,052,100
Adjustments
Balance at January 1, 2020	—	$—	$—	$(299)	$(58)	$(357)	$1,782		$1,425
Comprehensive income (loss)	—	—	—	299	(80)	219	863	(a,b)	1,082
Total Adjustments	—	$—	$—	$—	$(138)	$(138)	$2,645		$2,507
As Restated
Balance at January 1, 2020 - As Restated	87,050	$87	$1,706,357	$(31,474)	$(133,019)	$1,541,951	$646,439		$2,188,390
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)		(400)
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)		—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—		(22,386)
Acquisition of noncontrolling interest	—	—	—	—	—	—	588		588
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(2,095)		(27,032)
Employee and trustee stock compensation, net	27	—	578	—	—	578	7,973		8,551
Noncontrolling interest distributions	—	—	—	—	—	—	(24,654)		(24,654)
Noncontrolling interest contributions	—	—	—	—	—	—	36,736		36,736
Comprehensive income (loss)	—	—	—	(54,399)	1,886	(52,513)	(52,673)		(105,186)
Reallocation of noncontrolling interests	—	—	4,244	—	—	4,244	(4,244)		—
Balance at September 30, 2020 - As Restated	86,266	$86	$1,695,338	$(85,873)	$(156,459)	$1,453,092	$601,515		$2,054,607

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2020
(in thousands, unaudited)	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,422)	629		$(32,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101,627	(1,842)	(a,b)	99,785
Straight-line rents	—	(3,861)	(a,c)	(3,861)
Non-cash lease expense	—	2,382	(c)	2,382
Net unrealized holding gains on investments	(57,031)	—		(57,031)
Distributions of operating income from unconsolidated affiliates	2,829	—		2,829
Equity in (earnings) losses of unconsolidated affiliates	155	1,374	(a)	1,529
Stock compensation expense	8,551	—		8,551
Amortization of financing costs	4,040	(99)	(a,b)	3,941
Impairment charges	51,549	—		51,549
Gain on disposition of properties	(509)	—		(509)
Credit loss and straight-line rent reserves	39,882	(39,882)	(c)	—
Allowance for credit loss	—	20,381	(a,c)	20,381
Adjustments to straight-line rent reserves	—	19,483	(a,c)	19,483
Other, net	(2,923)	(306)	(a,c)	(3,229)
Changes in assets and liabilities:
Other liabilities	(7,736)	153	(a)	(7,583)
Lease liability - operating leases	—	(957)	(c)	(957)
Prepaid expenses and other assets	(1,435)	(164)	(a)	(1,599)
Rents receivable	(31,511)	4,735	(a,c)	(26,776)
Accounts payable and accrued expenses	7,015	53	(a)	7,068
Net cash provided by operating activities	81,081	2,079		83,160
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(21,208)	—		(21,208)
Development, construction and property improvement costs	(27,949)	1,064	(a,c)	(26,885)
Proceeds from the disposition of properties, net	14,182	—		14,182
Investments in and advances to unconsolidated affiliates and other	(3,662)	(2,023)	(a)	(5,685)
Return of capital from unconsolidated affiliates and other	9,054	—		9,054
Issuance of notes receivable	(59,000)	—		(59,000)
Return of deposits for properties under contract	187	—		187
Payment of deferred leasing costs	(5,422)	1,620	(a)	(3,802)
Change in control of previously unconsolidated affiliate	950	—		950
Net cash used in investing activities	(92,868)	661		(92,207)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(18,981)	—		(18,981)
Principal payments on unsecured debt	(123,750)	—		(123,750)
Proceeds received on mortgage and other notes	5,523	(1,910)	(a)	3,613
Proceeds from unsecured debt	215,554	—		215,554
Payments of finance lease obligations	(903)	—		(903)
Proceeds from the sale (repurchase) of Common Shares	(22,386)	—		(22,386)
Capital contributions from noncontrolling interests	36,736	—		36,736
Distributions to noncontrolling interests	(28,418)	—		(28,418)
Dividends paid to Common Shareholders	(50,182)	—		(50,182)
Deferred financing and other costs	(1,635)	—		(1,635)
Net cash provided by financing activities	11,558	(1,910)		9,648
(Decrease) increase in cash and restricted cash	(229)	830		601
Cash of $14,149 and restricted cash of $13,880 beginning of period	30,010	(1,981)		28,029
Cash of $15,345 and restricted cash of $13,284 end of period	$29,781	$(1,151)		$28,630

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31, 2020
(in thousands except per share amounts, unaudited)	As Reported	Adjustments		As Restated
Revenues
Rental income	$67,606	$(1,138)	(a)	$66,468
Other	1,404	6	(a)	1,410
Total revenues	69,010	(1,132)		67,878
Operating expenses
Depreciation and amortization	48,166	(722)	(a)	47,444
General and administrative	9,640	—		9,640
Real estate taxes	11,672	(263)	(a)	11,409
Property operating	14,910	(306)	(a)	14,604
Impairment charges	34,049	—		34,049
Total operating expenses	118,437	(1,291)		117,146

Gain on disposition of properties	174	—		174
Operating loss	(49,253)	159		(49,094)
Equity in losses of unconsolidated affiliates	(1,082)	(446)	(a)	(1,528)
Interest and other income	1,823	—		1,823
Realized and unrealized holding gains on investments and other	34,595	(568)	(b)	34,027
Interest expense	(17,687)	546	(a,b)	(17,141)
Loss from continuing operations before income taxes	(31,604)	(309)		(31,913)
Income tax provision	(1,012)	—		(1,012)
Net (loss) income	(32,616)	(309)		(32,925)
Net loss attributable to noncontrolling interests	21,891	172	(a,b)	22,063
Net loss attributable to Acadia	$(10,725)	$(137)		$(10,862)
Net income attributable to participating securities	$—	$—		$—
Shares for basic loss per share	86,311	—		86,311

Basic loss per share	$(0.12)	$(0.01)		$(0.13)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2021
(dollars in thousands, except per share amounts, unaudited)	As Reported	Adjustments		As Restated
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,238,031	$(70,111)	(a)	$3,167,920
Real estate under development	234,338	—	(a)	234,338
Net investments in real estate	3,472,369	(70,111)		3,402,258
Notes receivable, net	101,410	(1,950)	(b)	99,460
Investments in and advances to unconsolidated affiliates	256,332	22,028	(a)	278,360
Other assets, net	162,596	(3,774)	(a)	158,822
Right-of-use assets - operating leases, net	74,803	—		74,803
Cash and cash equivalents	15,424	(1,339)	(a)	14,085
Restricted cash	15,723	(3,620)	(a)	12,103
Rents receivable, net	46,356	(1,159)	(a)	45,197
Assets of properties held for sale	8,669	—		8,669
Total assets	$4,153,682	$(59,925)		$4,093,757

LIABILITIES
Mortgage and other notes payable, net	$1,188,695	$(59,003)	(a,b)	$1,129,692
Unsecured notes payable, net	420,960	—		420,960
Unsecured line of credit	105,400	—		105,400
Accounts payable and other liabilities	237,058	(2,361)	(a)	234,697
Lease liability - operating leases, net	87,910	—		87,910
Dividends and distributions payable	14,018	—		14,018
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,272	—		15,272
Total liabilities	2,069,313	(61,364)		2,007,949
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 86,302,352 shares	86	—		86
Additional paid-in capital	1,683,552	—		1,683,552
Accumulated other comprehensive loss	(41,962)	—		(41,962)
Distributions in excess of accumulated earnings	(174,829)	(620)	(b)	(175,449)
Total Acadia shareholders’ equity	1,466,847	(620)		1,466,227
Noncontrolling interests	617,522	2,059	(a,b)	619,581
Total equity	2,084,369	1,439		2,085,808
Total liabilities and equity	$4,153,682	$(59,925)		$4,093,757

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2021
(in thousands except per share amounts, unaudited)	As Reported	Adjustments		As Restated
Revenues
Rental income	$67,205	$(1,207)	(a)	$65,998
Other	2,189	—		2,189
Total revenues	69,394	(1,207)		68,187
Operating expenses
Depreciation and amortization	31,390	(750)	(a)	30,640
General and administrative	8,996	(4)	(a)	8,992
Real estate taxes	11,462	(256)	(a)	11,206
Property operating	13,477	(268)	(a)	13,209
Impairment charges	—	—		—
Total operating expenses	65,325	(1,278)		64,047

Gain on disposition of properties	4,612	—		4,612
Operating income	8,681	71		8,752
Equity in earnings of unconsolidated affiliates	2,263	(381)	(a)	1,882
Interest and other income	1,700	—		1,700
Realized and unrealized holding gains on investments and other	6,507	(1,382)	(b)	5,125
Interest expense	(17,141)	527	(a,b)	(16,614)
Income from continuing operations before income taxes	2,010	(1,165)		845
Income tax provision	(150)	2	(a)	(148)
Net income	1,860	(1,163)		697
Net loss attributable to noncontrolling interests	3,302	818	(a,b)	4,120
Net income attributable to Acadia	$5,162	$(345)		$4,817
Net income attributable to participating securities	$156	$—		$156
Shares for basic and diluted income per share	86,346	—		86,346

Basic and diluted income per share	$0.06	$(0.01)		$0.05

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2021
(in thousands, unaudited)	As Reported	Adjustments		As Restated

Net income	$1,860	$(1,163)		$697
Other comprehensive income
Unrealized gain on valuation of swap agreements	33,556	—	(a)	33,556
Reclassification of realized interest on swap agreements	5,317	(49)	(a)	5,268
Other comprehensive income	38,873	(49)		38,824
Comprehensive income	40,733	(1,212)		39,521
Comprehensive income attributable to noncontrolling interests	(2,642)	867		(1,775)
Comprehensive Income attributable to Acadia	$38,091	$(345)		$37,746

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Three Months Ended March 31, 2021
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,046)	$1,441,314	$607,239		$2,048,553
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	19	—	294	—	—	294	(294)		—
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(12,945)	(12,945)	(1,048)		(13,993)
Employee and trustee stock compensation, net	14	—	462	—	—	462	4,049		4,511
Noncontrolling interest distributions	—	—	—	—	—	—	(6,676)		(6,676)
Noncontrolling interest contributions	—	—	—	—	—	—	11,241		11,241
Comprehensive income	—	—	—	32,929	5,162	38,091	2,642		40,733
Reallocation of noncontrolling interests	—	—	(369)	—	—	(369)	369		—
Balance at March 31, 2021	86,302	$86	$1,683,552	$(41,962)	$(174,829)	$1,466,847	$617,522		$2,084,369
Adjustments
Balance at January 1, 2021	—	$—	$—	$—	$(275)	$(275)	$1,926		$1,651
Noncontrolling interest distributions	—	—	—	—	—	—	1,000	(a)	1,000
Comprehensive income	—	—	—	—	(345)	(345)	(867)	(a,b)	(1,212)
Total Adjustments	—	$—	$—	$—	$(620)	$(620)	$2,059		$1,439
As Restated
Balance at January 1, 2021 - As Restated	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165		$2,050,204
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	19	—	294	—	—	294	(294)		—
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(12,945)	(12,945)	(1,048)		(13,993)
Employee and trustee stock compensation, net	14	—	462	—	—	462	4,049		4,511
Noncontrolling interest distributions	—	—	—	—	—	—	(5,676)		(5,676)
Noncontrolling interest contributions	—	—	—	—	—	—	11,241		11,241
Comprehensive income	—	—	—	32,929	4,817	37,746	1,775		39,521
Reallocation of noncontrolling interests	—	—	(369)	—	—	(369)	369		—
Balance at March 31, 2021 - As Restated	86,302	$86	$1,683,552	$(41,962)	$(175,449)	$1,466,227	$619,581		$2,085,808

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2021
(in thousands)	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,860	(1,163)		$697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,390	(750)	(a)	30,640
Straight-line rents	(1,128)	36	(a)	(1,092)
Non-cash lease expense	1,041	—		1,041
Net unrealized holding gains on investments	(6,135)	—		(6,135)
Distributions of operating income from unconsolidated affiliates	390	—		390
Equity in (earnings) losses of unconsolidated affiliates	(2,263)	381	(a)	(1,882)
Stock compensation expense	4,511	—		4,511
Amortization of financing costs	1,269	(18)	(a,b)	1,251
Gain on disposition of properties	(4,612)	—		(4,612)
Allowance for credit loss	3,065	(123)	(a)	2,942
Adjustments to straight-line rent reserves	817	79	(a)	896
Other, net	(2,312)	1,386	(a,b)	(926)
Changes in assets and liabilities:
Other liabilities	3,847	(48)	(a)	3,799
Lease liability - operating leases	(494)	—		(494)
Prepaid expenses and other assets	1,859	(105)	(a)	1,754
Rents receivable	(2,408)	90	(a)	(2,318)
Accounts payable and accrued expenses	237	275	(a)	512
Net cash provided by operating activities	30,934	40		30,974
CASH FLOWS FROM INVESTING ACTIVITIES
Development, construction and property improvement costs	(5,425)	46	(a)	(5,379)
Proceeds from the disposition of properties, net	15,703	—		15,703
Investments in and advances to unconsolidated affiliates and other	(1,725)	(336)	(a)	(2,061)
Return of capital from unconsolidated affiliates and other	4,377	1,000	(a)	5,377
Payment of deferred leasing costs	(1,438)	410	(a)	(1,028)
Net cash provided by investing activities	11,492	1,120		12,612
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(20,406)	—		(20,406)
Principal payments on unsecured debt	(33,250)	—		(33,250)
Proceeds received on mortgage and other notes	3,809	(2,990)	(a)	819
Proceeds from unsecured debt	536	—		536
Capital contributions from noncontrolling interests	11,241	—		11,241
Distributions to noncontrolling interests	(6,800)	1,000	(a)	(5,800)
Deferred financing and other costs	(333)	—		(333)
Net cash used in financing activities	(45,203)	(1,990)		(47,193)
Decrease in cash and restricted cash	(2,777)	(830)		(3,607)
Cash of $18,699 and restricted cash of $11,096 beginning of period	33,924	(4,129)		29,795
Cash of $14,085 and restricted cash of $12,103 end of period	$31,147	$(4,959)		$26,188

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2021
(dollars in thousands, except per share amounts, unaudited)	As Reported	Adjustments		As Restated
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,201,172	$(69,819)	(a)	$3,131,353
Real estate under development	217,620	—	(a)	217,620
Net investments in real estate	3,418,792	(69,819)		3,348,973
Notes receivable, net	117,280	(2,819)	(b)	114,461
Investments in and advances to unconsolidated affiliates	258,063	22,177	(a)	280,240
Other assets, net	159,592	(3,798)	(a)	155,794
Right-of-use assets - operating leases, net	42,398	—		42,398
Cash and cash equivalents	34,645	(1,566)	(a)	33,079
Restricted cash	15,094	(3,432)	(a)	11,662
Rents receivable, net	43,748	(1,062)	(a)	42,686
Total assets	$4,089,612	$(60,319)		$4,029,293

LIABILITIES
Mortgage and other notes payable, net	$1,162,617	$(59,021)	(a,b)	$1,103,596
Unsecured notes payable, net	440,088	—		440,088
Unsecured line of credit	61,405	—		61,405
Accounts payable and other liabilities	239,056	(1,910)	(a)	237,146
Lease liability - operating leases, net	40,861	—		40,861
Dividends and distributions payable	14,339	—		14,339
Distributions in excess of income from, and investments in, unconsolidated affiliates	14,896	—		14,896
Total liabilities	1,973,262	(60,931)		1,912,331
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 88,419,303 shares	88	—		88
Additional paid-in capital	1,730,686	—		1,730,686
Accumulated other comprehensive loss	(47,909)	—		(47,909)
Distributions in excess of accumulated earnings	(184,174)	(827)	(b)	(185,001)
Total Acadia shareholders’ equity	1,498,691	(827)		1,497,864
Noncontrolling interests	617,659	1,439	(a,b)	619,098
Total equity	2,116,350	612		2,116,962
Total liabilities and equity	$4,089,612	$(60,319)		$4,029,293

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(in thousands except per share amounts, unaudited)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Revenues
Rental income	$73,666	$(1,597)	(a)	$72,069	$140,871	$(2,804)	(a)	$138,067
Other	994	(6)	(a)	988	3,183	(6)	(a)	3,177
Total revenues	74,660	(1,603)		73,057	144,054	(2,810)		141,244
Operating expenses
Depreciation and amortization	31,345	(805)	(a)	30,540	62,735	(1,555)	(a)	61,180
General and administrative	10,671	(18)	(a)	10,653	19,667	(22)	(a)	19,645
Real estate taxes	12,504	(290)	(a)	12,214	23,966	(546)	(a)	23,420
Property operating	12,890	(254)	(a)	12,636	26,367	(522)	(a)	25,845
Impairment charges	—	—		—	—	—		—
Total operating expenses	67,410	(1,367)		66,043	132,735	(2,645)		130,090

Gain on disposition of properties	5,909	—		5,909	10,521	—		10,521
Operating income	13,159	(236)		12,923	21,840	(165)		21,675
Equity in earnings of unconsolidated affiliates	1,106	(207)	(a)	899	3,369	(588)	(a)	2,781
Interest and other income	2,054	—		2,054	3,754	—		3,754
Realized and unrealized holding gains on investments and other	2,711	(869)	(b)	1,842	9,218	(2,251)	(b)	6,967
Interest expense	(17,605)	531	(a,b)	(17,074)	(34,746)	1,058	(a,b)	(33,688)
Income from continuing operations before income taxes	1,425	(781)		644	3,435	(1,946)		1,489
Income tax provision	(194)	2	(a)	(192)	(344)	4	(a)	(340)
Net income	1,231	(779)		452	3,091	(1,942)		1,149
Net loss attributable to noncontrolling interests	2,687	572	(a,b)	3,259	5,989	1,390	(a,b)	7,379
Net income attributable to Acadia	$3,918	$(207)		$3,711	$9,080	$(552)		$8,528
Net income attributable to participating securities	$156	$—		$156	$312	$—		$312
Shares for basic and diluted income per share	86,824	—		86,824	86,575	—		86,575

Basic and diluted income per share	$0.04	$—		$0.04	$0.10	$(0.01)		$0.09

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(in thousands, unaudited)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Net income	$1,231	$(779)		$452	$3,091	$(1,942)		$1,149
Other comprehensive (loss) income
Unrealized (loss) gain on valuation of swap agreements	(10,073)	4	(a)	(10,069)	23,483	4	(a)	23,487
Reclassification of realized interest on swap agreements	5,324	(52)	(a)	5,272	10,641	(101)	(a)	10,540
Other comprehensive (loss) income	(4,749)	(48)		(4,797)	34,124	(97)		34,027
Comprehensive (loss) income	(3,518)	(827)		(4,345)	37,215	(2,039)		35,176
Comprehensive loss attributable to noncontrolling interests	1,489	620		2,109	(1,153)	1,487		334
Comprehensive (loss) income attributable to Acadia	$(2,029)	$(207)		$(2,236)	$36,062	$(552)		$35,510

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Three Months Ended June 30, 2021
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at April 1, 2021	86,302	86	1,683,552	(41,962)	(174,829)	1,466,847	617,522		2,084,369
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	7	—	115	—	—	115	(115)		—
Repurchase of Common Shares	2,072	2	45,675	—	—	45,677	—		45,677
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(13,263)	(13,263)	(1,052)		(14,315)
Employee and trustee stock compensation, net	38	—	225	—	—	225	2,399		2,624
Noncontrolling interest distributions	—	—	—	—	—	—	(4,355)		(4,355)
Noncontrolling interest contributions	—	—	—	—	—	—	5,868		5,868
Comprehensive loss	—	—	—	(5,947)	3,918	(2,029)	(1,489)		(3,518)
Reallocation of noncontrolling interests	—	—	1,119	—	—	1,119	(1,119)		—
Balance at June 30, 2021	88,419	$88	$1,730,686	$(47,909)	$(184,174)	$1,498,691	$617,659		$2,116,350
Adjustments
Balance at April 1, 2021	—	$—	$—	$—	$(620)	$(620)	$2,059		$1,439
Comprehensive loss	—	—	—	—	(207)	(207)	(620)	(a,b)	(827)
Total Adjustments	—	$—	$—	$—	$(827)	$(827)	$1,439		$612
As Restated
Balance at April 1, 2021 - As Restated	86,302	$86	$1,683,552	$(41,962)	$(175,449)	$1,466,227	$619,581		$2,085,808
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	7	—	115	—	—	115	(115)		—
Issuance of Common Shares	2,072	2	45,675	—	—	45,677	—		45,677
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(13,263)	(13,263)	(1,052)		(14,315)
Employee and trustee stock compensation, net	38	—	225	—	—	225	2,399		2,624
Noncontrolling interest distributions	—	—	—	—	—	—	(4,355)		(4,355)
Noncontrolling interest contributions	—	—	—	—	—	—	5,868		5,868
Comprehensive loss	—	—	—	(5,947)	3,711	(2,236)	(2,109)		(4,345)
Reallocation of noncontrolling interests	—	—	1,119	—	—	1,119	(1,119)		—
Balance at June 30, 2021 -As Restated	88,419	$88	$1,730,686	$(47,909)	$(185,001)	$1,497,864	$619,098		$2,116,962

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Six Months Ended June 30, 2021
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,046)	$1,441,314	$607,239		$2,048,553
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	26	—	409	—	—	409	(409)		—
Issuance of Common Shares	2,072	2	45,675	—	—	45,677	—		45,677
Dividends/distributions declared ($0.30 per Common Share/OP Unit)	—	—	—	—	(26,208)	(26,208)	(2,100)		(28,308)
Employee and trustee stock compensation, net	52	—	687	—	—	687	6,448		7,135
Noncontrolling interest distributions	—	—	—	—	—	—	(11,031)		(11,031)
Noncontrolling interest contributions	—	—	—	—	—	—	17,109		17,109
Comprehensive (loss) income	—	—	—	26,982	9,080	36,062	1,153		37,215
Reallocation of noncontrolling interests	—	—	750	—	—	750	(750)		—
Balance at June 30, 2021	88,419	$88	$1,730,686	$(47,909)	$(184,174)	$1,498,691	$617,659		$2,116,350
Adjustments
Balance at January 1, 2021	—	$—	$—	$—	$(275)	$(275)	$1,926		$1,651
Noncontrolling interest distributions	—	—	—	—	—	—	1,000	(a)	1,000
Comprehensive (loss) income	—	—	—	—	(552)	(552)	(1,487)	(a,b)	(2,039)
Total Adjustments	—	$—	$—	$—	$(827)	$(827)	$1,439		$612
Balance at January 1, 2021 - Restated	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165		$2,050,204
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	26	—	409	—	—	409	(409)		—
Issuance of Common Shares	2,072	2	45,675	—	—	45,677	—		45,677
Dividends/distributions declared ($0.30 per Common Share/OP Unit)	—	—	—	—	(26,208)	(26,208)	(2,100)		(28,308)
Employee and trustee stock compensation, net	52	—	687	—	—	687	6,448		7,135
Noncontrolling interest distributions	—	—	—	—	—	—	(10,031)		(10,031)
Noncontrolling interest contributions	—	—	—	—	—	—	17,109		17,109
Comprehensive (loss) income	—	—	—	26,982	8,528	35,510	(334)		35,176
Reallocation of noncontrolling interests	—	—	750	—	—	750	(750)		—
Balance at June 31, 2021 - Restated	88,419	$88	$1,730,686	$(47,909)	$(185,001)	$1,497,864	$619,098		$2,116,962

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2021
(in thousands, unaudited)	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,091	(1,942)		$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,735	(1,555)	(a)	61,180
Straight-line rents	(2,765)	80	(a)	(2,685)
Non-cash lease expense	2,066	—		2,066
Net unrealized holding gains on investments	(8,565)	—		(8,565)
Distributions of operating income from unconsolidated affiliates	1,387	—		1,387
Equity in (earnings) losses of unconsolidated affiliates	(3,369)	588	(a)	(2,781)
Stock compensation expense	7,135	—		7,135
Amortization of financing costs	2,546	(36)	(a,b)	2,510
Gain on disposition of properties	(10,521)	—		(10,521)
Allowance for credit loss	1,238	(144)	(a)	1,094
Termination of ground lease	(3,615)	—		(3,615)
Adjustments to straight-line rent reserves	511	73	(a)	584
Other, net	(4,127)	2,258	(a,b)	(1,869)
Changes in assets and liabilities:
Other liabilities	3,114	(74)	(a)	3,040
Lease liability - operating leases	(1,533)	—		(1,533)
Prepaid expenses and other assets	(487)	37	(a)	(450)
Rents receivable	2,801	(24)	(a)	2,777
Accounts payable and accrued expenses	(609)	267	(a)	(342)
Net cash provided by operating activities	51,033	(472)		50,561
CASH FLOWS FROM INVESTING ACTIVITIES
Development, construction and property improvement costs	(16,620)	880	(a)	(15,740)
Proceeds from the disposition of properties, net	63,901	—		63,901
Investments in and advances to unconsolidated affiliates and other	(3,976)	(647)	(a)	(4,623)
Return of capital from unconsolidated affiliates and other	7,717	1,000	(a)	8,717
Issuance of notes receivable	(15,995)	—		(15,995)
Return of deposits for properties under contract	(1,000)	—		(1,000)
Payment of deferred leasing costs	(3,080)	360	(a)	(2,720)
Net cash provided by investing activities	30,947	1,593		32,540
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(52,408)	—		(52,408)
Principal payments on unsecured debt	(102,800)	—		(102,800)
Proceeds received on mortgage and other notes	8,818	(2,990)	(a)	5,828
Proceeds from unsecured debt	49,295	—		49,295
Proceeds from the sale (repurchase) of Common Shares	45,675	—		45,675
Capital contributions from noncontrolling interests	17,109	—		17,109
Distributions to noncontrolling interests	(12,202)	1,000	(a)	(11,202)
Dividends paid to Common Shareholders	(12,945)	—		(12,945)
Deferred financing and other costs	(6,707)	—		(6,707)
Net cash used in financing activities	(66,165)	(1,990)		(68,155)
Increase in cash and restricted cash	15,815	(869)		14,946
Cash of $18,699 and restricted cash of $11,096 beginning of period	33,924	(4,129)		29,795
Cash of $33,079 and restricted cash of $11,662 end of period	$49,739	$(4,998)		$44,741

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2021
(dollars in thousands, except per share amounts, unaudited)	As Reported	Adjustments		As Restated
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,268,573	$(69,334)	(a)	$3,199,239
Real estate under development	219,037	—	(a)	219,037
Net investments in real estate	3,487,610	(69,334)		3,418,276
Notes receivable, net	158,468	(3,619)	(b)	154,849
Investments in and advances to unconsolidated affiliates	305,668	21,828	(a)	327,496
Other assets, net	174,750	(3,477)	(a)	171,273
Right-of-use assets - operating leases, net	41,577	—		41,577
Cash and cash equivalents	17,359	(1,201)	(a)	16,158
Restricted cash	14,827	(3,463)	(a)	11,364
Rents receivable, net	44,386	(1,094)	(a)	43,292
Total assets	$4,244,645	$(60,360)		$4,184,285

LIABILITIES
Mortgage and other notes payable, net	$1,181,028	$(59,205)	(a,b)	$1,121,823
Unsecured notes payable, net	503,966	53	(b)	504,019
Unsecured line of credit	102,905	—		102,905
Accounts payable and other liabilities	245,697	(1,686)	(a)	244,011
Lease liability - operating leases, net	39,743	—		39,743
Dividends and distributions payable	14,339	—		14,339
Distributions in excess of income from, and investments in, unconsolidated affiliates	15,456	—		15,456
Total liabilities	2,103,134	(60,838)		2,042,296
Commitments and contingencies
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 88,451,668 shares	88	—		88
Additional paid-in capital	1,733,448	—		1,733,448
Accumulated other comprehensive loss	(43,169)	—		(43,169)
Distributions in excess of accumulated earnings	(185,373)	(889)	(b)	(186,262)
Total Acadia shareholders’ equity	1,504,994	(889)		1,504,105
Noncontrolling interests	636,517	1,367	(a,b)	637,884
Total equity	2,141,511	478		2,141,989
Total liabilities and equity	$4,244,645	$(60,360)		$4,184,285

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(in thousands except per share amounts, unaudited)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Revenues
Rental income	$71,852	$(1,550)	(a)	$70,302	$212,723	$(4,354)	(a)	$208,369
Other	1,594	—		1,594	4,777	(6)	(a)	4,771
Total revenues	73,446	(1,550)		71,896	217,500	(4,360)		213,140
Operating expenses
Depreciation and amortization	30,866	(802)	(a)	30,064	93,601	(2,357)	(a)	91,244
General and administrative	9,978	(68)	(a)	9,910	29,645	(90)	(a)	29,555
Real estate taxes	11,320	(292)	(a)	11,028	35,286	(838)	(a)	34,448
Property operating	12,698	(255)	(a)	12,443	39,065	(777)	(a)	38,288
Impairment charges	9,925	—		9,925	9,925	—		9,925
Total operating expenses	74,787	(1,417)		73,370	207,522	(4,062)		203,460

Gain on disposition of properties	—	—		—	10,521	—		10,521
Operating (loss) gain	(1,341)	(133)		(1,474)	20,499	(298)		20,201
Equity in earnings of unconsolidated affiliates	644	(272)	(a)	372	4,013	(860)	(a)	3,153
Interest and other income	2,354	—		2,354	6,108	—		6,108
Realized and unrealized holding gains on investments and other	47,293	(800)	(b)	46,493	56,511	(3,051)	(b)	53,460
Interest expense	(17,334)	720	(a,b)	(16,614)	(52,080)	1,778	(a,b)	(50,302)
Income from continuing operations before income taxes	31,616	(485)		31,131	35,051	(2,431)		32,620
Income tax provision	(59)	—		(59)	(403)	4	(a)	(399)
Net income	31,557	(485)		31,072	34,648	(2,427)		32,221
Net income attributable to noncontrolling interests	(19,488)	423	(a,b)	(19,065)	(13,499)	1,813	(a,b)	(11,686)
Net income attributable to Acadia	12,069	$(62)		$12,007	$21,149	$(614)		$20,535
Net income attributable to participating securities	$156	$—		$156	$468	$—		$468
Shares for basic and diluted income per share	88,481	—		88,481	87,217	—		87,217

Basic and diluted income per share	$0.13	$—		$0.13	$0.24	$(0.01)		$0.23

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months September 30, 2021				Nine Months Ended September 30, 2021
(in thousands, unaudited)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Net income	$31,557	$(485)		$31,072	$34,648	$(2,427)		$32,221
Other comprehensive income
Unrealized gain on valuation of swap agreements	1,045	3	(a)	1,048	24,528	7	(a)	24,535
Reclassification of realized interest on swap agreements	5,528	(52)	(a)	5,476	16,169	(153)	(a)	16,016
Other comprehensive income	6,573	(49)		6,524	40,697	(146)		40,551
Comprehensive income	38,130	(534)		37,596	75,345	(2,573)		72,772
Comprehensive income attributable to noncontrolling interests	(21,321)	472		(20,849)	(22,474)	1,959		(20,515)
Comprehensive income attributable to Acadia	$16,809	$(62)		$16,747	$52,871	$(614)		$52,257

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Three Months Ended September 30, 2021
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at July 1, 2021	88,419	$88	$1,730,686	$(47,909)	$(184,174)	$1,498,691	$617,659		$2,116,350
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	18	—	288	—	—	288	(288)		—
Cancellation of OP Units	—	—	—	—	—	—	(479)		(479)
Issuance of Common Shares	13	—	189	—	—	189	—		189
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(13,268)	(13,268)	(1,046)		(14,314)
Employee and trustee stock compensation, net	2	—	225	—	—	225	2,419		2,644
Noncontrolling interest distributions	—	—	—	—	—	—	(10,527)		(10,527)
Noncontrolling interest contributions	—	—	—	—	—	—	9,518		9,518
Comprehensive income	—	—	—	4,740	12,069	16,809	21,321		38,130
Reallocation of noncontrolling interests	—	—	2,060	—	—	2,060	(2,060)		—
Balance at September 30, 2021	88,452	$88	$1,733,448	$(43,169)	$(185,373)	$1,504,994	$636,517		$2,141,511
Adjustments
Balance at July 1, 2021	—	$—	$—	$—	$(827)	$(827)	$1,439		$612
Noncontrolling interest distributions	—	—	—	—	—	—	400	(a)	400
Comprehensive income	—	—	—	—	(62)	(62)	(472)	(a,b)	(534)
Total Adjustments	—	$—	$—	$—	$(889)	$(889)	$1,367		$478
As Restated
Balance at July 1, 2021 - As Restated	88,419	$88	$1,730,686	$(47,909)	$(185,001)	$1,497,864	$619,098		$2,116,962
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	18	—	288	—	—	288	(288)		—
Cancellation of OP Units	—	—	-	—	—	—	(479)		(479)
Issuance of Common Shares	13	—	189	—	—	189	—		189
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(13,268)	(13,268)	(1,046)		(14,314)
Employee and trustee stock compensation, net	2	—	225	—	—	225	2,419		2,644
Noncontrolling interest distributions	—	—	—	—	—	—	(10,127)		(10,127)
Noncontrolling interest contributions	—	—	—	—	—	—	9,518		9,518
Comprehensive income	—	—	—	4,740	12,007	16,747	20,849		37,596
Reallocation of noncontrolling interests	—	—	2,060	—	—	2,060	(2,060)		—
Balance at September 30, 2021 - As Restated	88,452	$88	$1,733,448	$(43,169)	$(186,262)	$1,504,105	$637,884		$2,141,989

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Changes in Shareholders' Equity - Nine Months Ended September 30, 2021
As Previously Reported	Acadia Shareholders
(in thousands, except per share amounts, unaudited)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests		Total Equity
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,046)	$1,441,314	$607,239		$2,048,553
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	44	—	697	—	—	697	(697)		—
Cancellation of OP Units	—	—	—	—	—	—	(479)		(479)
Issuance of Common Shares	2,085	2	45,863	—	—	45,865	—		45,865
Dividends/distributions declared ($0.45 per Common Share/OP Unit)	—	—	—	—	(39,476)	(39,476)	(3,146)		(42,622)
Employee and trustee stock compensation, net	54	—	914	—	—	914	8,866		9,780
Noncontrolling interest distributions	—	—	—	—	—	—	(21,558)		(21,558)
Noncontrolling interest contributions	—	—	—	—	—	—	26,627		26,627
Comprehensive income	—	—	—	31,722	21,149	52,871	22,474		75,345
Reallocation of noncontrolling interests	—	—	2,809	—	—	2,809	(2,809)		—
Balance at September 30, 2021	88,452	$88	$1,733,448	$(43,169)	$(185,373)	$1,504,994	$636,517		$2,141,511
Adjustments
Balance at January 1, 2021	—	$—	$—	$—	$(275)	$(275)	$1,926		$1,651
Noncontrolling interest distributions	—	—	—	—	—	—	1,400	(a)	1,400
Comprehensive loss	—	—	—	—	(614)	(614)	(1,959)	(a,b)	(2,573)
Total Adjustments	—	$—	$—	$—	$(889)	$(889)	$1,367		$478
As Restated
Balance at January 1, 2021 Restated	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165		$2,050,204
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	44	—	697	—	—	697	(697)		—
Cancellation of OP Units	—	—	—	—	—	—	(479)		(479)
Issuance of Common Shares	2,085	2	45,863	—	—	45,865	—		45,865
Dividends/distributions declared ($0.45 per Common Share/OP Unit)	—	—	—	—	(39,476)	(39,476)	(3,146)		(42,622)
Employee and trustee stock compensation, net	54	—	914	—	—	914	8,866		9,780
Noncontrolling interest distributions	—	—	—	—	—	—	(20,158)		(20,158)
Noncontrolling interest contributions	—	—	—	—	—	—	26,627		26,627
Comprehensive income	—	—	—	31,722	20,535	52,257	20,515		72,772
Reallocation of noncontrolling interests	—	—	2,809	—	—	2,809	(2,809)		—
Balance at September 30, 2021 - Restated	88,452	$88	$1,733,448	$(43,169)	$(186,262)	$1,504,105	$637,884		$2,141,989

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2021
(in thousands, unaudited)	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,648	(2,427)		$32,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,601	(2,357)	(a)	91,244
Straight-line rents	(4,244)	137	(a)	(4,107)
Non-cash lease expense	2,887	—		2,887
Net unrealized holding gains on investments	(55,796)	—		(55,796)
Distributions of operating income from unconsolidated affiliates	2,004	—		2,004
Equity in (earnings) losses of unconsolidated affiliates	(4,013)	860	(a)	(3,153)
Stock compensation expense	9,780	—		9,780
Amortization of financing costs	3,901	(239)	(a,b)	3,662
Impairment charges	9,925	—		9,925
Gain on disposition of properties	(10,521)	—		(10,521)
Allowance for credit loss	973	(200)	(a)	773
Termination of ground lease	(3,615)	—		(3,615)
Adjustments to straight-line rent reserves	254	66	(a)	320
Other, net	(5,319)	3,060	(a,b)	(2,259)
Changes in assets and liabilities:
Other liabilities	1,833	(85)	(a)	1,748
Lease liability - operating leases	(2,653)	—		(2,653)
Prepaid expenses and other assets	(5,579)	(102)	(a)	(5,681)
Rents receivable	4,104	14	(a)	4,118
Accounts payable and accrued expenses	220	269	(a)	489
Net cash provided by operating activities	72,390	(1,004)		71,386
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(63,425)	—		(63,425)
Development, construction and property improvement costs	(27,197)	1,262	(a)	(25,935)
Proceeds from the disposition of properties, net	63,901	—		63,901
Investments in and advances to unconsolidated affiliates and other	(6,111)	(921)	(a)	(7,032)
Return of capital from unconsolidated affiliates and other	10,671	1,400	(a)	12,071
Issuance of notes receivable	(57,957)	—		(57,957)
Payment of deferred leasing costs	(3,509)	318	(a)	(3,191)
Net cash used in investing activities	(83,627)	2,059		(81,568)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(69,766)	—		(69,766)
Principal payments on unsecured debt	(160,387)	—		(160,387)
Proceeds received on mortgage and other notes	12,654	(2,990)	(a)	9,664
Proceeds from unsecured debt	211,854	—		211,854
Payments of finance lease obligations	(63)	—		(63)
Proceeds from the sale (repurchase) of Common Shares	45,865	—		45,865
Capital contributions from noncontrolling interests	26,627	—		26,627
Distributions to noncontrolling interests	(23,781)	1,400	(a)	(22,381)
Dividends paid to Common Shareholders	(26,208)	—		(26,208)
Deferred financing and other costs	(7,296)	—		(7,296)
Net cash provided by financing activities	9,499	(1,590)		7,909
Decrease in cash and restricted cash	(1,738)	(535)		(2,273)
Cash of $18,699 and restricted cash of $11,096 beginning of period	33,924	(4,129)		29,795
Cash of $16,158 and restricted cash of $11,364 end of period	$32,186	$(4,664)		$27,522

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

Acquisitions

On January 12, 2022, the Company acquired a retail property on 121 Spring Street in the Soho section of New York City, for $39.0 million.

On January 24, 2022, an affiliate of Fund III acquired the 36.9% non-controlling membership interest an entity that holds a property, which was collateral for a $5.3 million note receivable ($10.0 million including interest) that was in default at December 31, 2021 (Note 4), through a UCC foreclosure auction thereby obtaining 100% of the entity’s equity.

On February 18, 2022, the Company, through an acquisition subsidiary, acquired a 49.99% membership interest in a limited liability company (the "Venture") for $5.0 million. The Venture indirectly owns 11 retail storefronts and 23 residential units located in the Williamsburg section of Brooklyn, New York. The Company also, through a separate lending subsidiary, provided a $64.1 million First Mortgage Loan and a $30.9 million Mezzanine Loan to subsidiaries of the Venture to refinance existing loans related to the properties.

Dispositions

On January 26, 2022, Fund IV disposed of its Mayfair Shopping Center, located in Philadelphia, Pennsylvania, for $23.7 million and repaid the associated debt of $11.1 million. The property was classified as held for sale at December 31, 2021 (Note 3).

On February 1, 2022, Fund V sold a land parcel at its New Towne Center property in Canton, Michigan, for $2.2 million.

On February 9, 2022, Fund III disposed of its shopping center, Cortlandt Crossing, located in Westchester County, New York, for $65.5 million and repaid the associated debt of $34.5 million. The property was classified as held for sale at December 31, 2021 (Note 3).

Other

During 2022 through the date of these financial statements, the Company sold 4,281,576 common shares under its ATM program (Note 11) for gross proceeds of $96.3 million, at an average gross price of $22.48, or $92.5 million net of issuance costs.

On February 9, 2022, the Company repaid the loan in the amount of $12.3 million collateralized by its 28 Jericho property and terminated the associated swap.

ACADIA REALTY TRUST

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2021:
Allowance for deferred tax asset	$2,599	$—	$1,061	$—	$3,660
Allowance for uncollectible accounts	45,009	(114)	(6,424)	—	38,471
Allowance for notes receivable	1,218	4,534	—	—	5,752
Year Ended December 31, 2020 (As Restated):
Allowance for deferred tax asset	$1,748	$—	$851	$—	$2,599
Allowance for uncollectible accounts	11,408	46,440	(12,839)	—	45,009
Allowance for notes receivable	400	818	—	—	1,218
Year Ended December 31, 2019 (As Restated):
Allowance for deferred tax asset	$—	$—	$1,748	—	$1,748
Allowance for uncollectible accounts	7,921	4,402	(915)	—	11,408
Allowance for notes receivable	—	—	—	—	—

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

		Initial Cost to Company			Amount at Which Carried at December 31, 2021
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
Core Portfolio:
Crescent Plaza Brockton, MA	—	1,147	7,425	3,441	1,147	10,866	12,013	9,090	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	16,228	505	20,389	20,894	16,657	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	—	—	3,396	3,396	3,119	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,809	190	5,813	6,003	5,334	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	12,761	1,664	12,761	14,425	11,096	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	3,914	799	7,111	7,910	4,666	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	25,281	3,207	39,055	42,262	26,685	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	19,372	3,798	31,814	35,612	21,620	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	7,972	4,288	25,124	29,412	15,525	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	5,409	2,577	15,699	18,276	10,011	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	25,707	1,817	15,846	1,086	1,817	16,932	18,749	9,639	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	5,512	1,793	12,684	14,477	6,906	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	5,396	3,229	18,313	21,542	11,621	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	8,182	907	11,663	12,570	9,665	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	17,022	3,401	29,322	32,723	17,493	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	1,776	961	5,597	6,558	3,252	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,841	1,273	17,932	19,205	11,818	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	2,265	2,350	11,669	14,019	7,134	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	—	5,063	15,252	2,616	5,201	17,730	22,931	8,406	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,456	1,691	7,259	8,950	3,821	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	3,259	—	15,168	15,168	9,735	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,802	8,289	10,493	18,782	5,848	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	5,575	11,855	12,866	24,721	4,151	2006	(a)	40 years
West Shore Expressway Staten Island, NY	—	3,380	13,499	74	3,380	13,573	16,953	5,642	2007	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	1,385	16,699	20,089	36,788	7,879	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	6,159	3,048	13,440	16,488	8,690	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	20	8,576	17,276	25,852	4,567	2011	(a)	40 years
15 Mercer Street Manhattan, NY	—	1,887	2,483	1	1,887	2,484	4,371	652	2011	(a)	40 years
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	1,306	2011	(a)	40 years
56 E. Walton Chicago, IL	—	994	6,126	2,666	994	8,792	9,786	848	2011	(a)	40 years
841 W. Armitage Chicago, IL	—	728	1,989	422	728	2,411	3,139	777	2011	(a)	40 years
2731 N. Clark Chicago, IL	—	557	1,839	32	557	1,871	2,428	501	2011	(a)	40 years
2140 N. Clybourn Chicago, IL	—	306	788	54	306	842	1,148	209	2011	(a)	40 years
853 W. Armitage Chicago, IL	—	557	1,946	508	557	2,454	3,011	820	2011	(a)	40 years
2299 N. Clybourn Avenue Chicago, IL	—	177	484	—	177	484	661	126	2011	(a)	40 years
843-45 W. Armitage Chicago, IL	—	731	2,730	294	731	3,024	3,755	774	2012	(a)	40 years
1525 W. Belmont Avenue Chicago, IL	—	1,480	3,338	711	1,480	4,049	5,529	1,079	2012	(a)	40 years
2206-08 N. Halsted Chicago, IL	—	1,183	3,540	354	1,183	3,894	5,077	1,214	2012	(a)	40 years
2633 N. Halsted Chicago, IL	—	960	4,096	359	998	4,417	5,415	1,085	2012	(a)	40 years
50-54 E. Walton Chicago, IL	—	2,848	12,694	576	2,848	13,270	16,118	3,357	2012	(a)	40 years
662 W. Diversey Chicago, IL	—	1,713	1,603	10	1,713	1,613	3,326	365	2012	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

837 W. Armitage Chicago, IL	—	780	1,758	151	780	1,909	2,689	537	2012	(a)	40 years
823 W. Armitage Chicago, IL	—	717	1,149	95	717	1,244	1,961	294	2012	(a)	40 years
851 W. Armitage Chicago, IL	—	545	209	139	545	348	893	146	2012	(a)	40 years
1240 W. Belmont Avenue Chicago, IL	—	2,137	1,589	1,357	2,137	2,946	5,083	729	2012	(a)	40 years
21 E. Chestnut Chicago, IL	—	1,318	8,468	44	1,318	8,512	9,830	1,931	2012	(a)	40 years
819 W. Armitage Chicago, IL	—	790	1,266	187	790	1,453	2,243	427	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	290	2,110	1,596	3,706	427	2012	(a)	40 years
330-340 River St Cambridge, MA	10,601	8,404	14,235	—	8,404	14,235	22,639	3,650	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	2,397	7,458	18,365	25,823	5,324	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	3,555	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	12,353	6,220	24,416	53	6,220	24,469	30,689	6,137	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	683	1,908	12,841	14,749	2,988	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	2,185	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	1,816	11,690	11,951	23,641	2,915	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	1,089	4,429	7,191	11,620	1,967	2012	(a)	40 years
664 North Michigan Chicago, IL	—	15,240	65,331	307	15,240	65,638	80,878	14,503	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	977	5,398	16,578	21,976	3,940	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	168	6,899	4,417	11,316	1,071	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	1,868	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	1,786	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	1,740	—	34,559	34,559	4,619	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	1,444	16,744	29,790	46,534	5,978	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	1,818	4,578	4,463	9,041	813	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	129	1,893	11,723	13,616	2,278	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	347	8,544	27,348	35,892	5,265	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	303	6,613	10,722	17,335	2,134	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	1,172	10,175	13,813	23,988	2,848	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	4,568	13,763	35,960	49,723	7,448	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	750	—	58,286	58,286	20,235	2014	(a)	40 years
Shops at Grand Ave Queens, NY	—	20,264	33,131	1,740	20,264	34,871	55,135	6,528	2014	(a)	40 years
201 Needham Street Newton, MA	—	4,550	4,459	105	4,550	4,564	9,114	884	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	5,154	26,386	123,929	150,315	21,023	2015	(a)	40 years
163 Highland Avenue Needham, MA	8,001	12,679	11,213	(107)	12,529	11,256	23,785	2,065	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	197	4,838	14,771	19,609	2,328	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	504	—	6,850	6,850	1,628	2015	(a)	40 years
991 Madison Avenue Manhattan, NY	—	—	76,965	(75,355)	—	1,610	1,610	496	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	564	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,483	2,739	2,746	321	2,739	3,067	5,806	525	2016	(a)	40 years
State & Washington Chicago, IL	22,688	3,907	70,943	6,225	3,907	77,168	81,075	10,799	2016	(a)	40 years
151 N. State Street Chicago, IL	12,918	1,941	25,529	—	1,941	25,529	27,470	3,457	2016	(a)	40 years
North & Kingsbury Chicago, IL	11,332	18,731	16,292	2,045	18,731	18,337	37,068	2,336	2016	(a)	40 years
Sullivan Center Chicago, IL	50,000	13,443	137,327	1,590	13,443	138,917	152,360	18,762	2016	(a)	40 years
California & Armitage Chicago, IL	2,338	6,770	2,292	17	6,770	2,309	9,079	338	2016	(a)	40 years
555 9th Street San Francisco, CA	60,000	75,591	73,268	441	75,591	73,709	149,300	9,580	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	408	8,100	31,629	39,729	3,554	2017	(a)	40 years
613-623 W. Diversey Chicago, IL	—	10,061	2,773	11,443	10,061	14,216	24,277	3,976	2018	(c)	40 years
51 Greene Street Manhattan, NY	—	4,488	8,992	100	4,488	9,092	13,580	639	2019	(a)	40 years
53 Greene Street Manhattan, NY	—	3,605	12,177	2	3,605	12,179	15,784	837	2019	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

41 Greene Street Manhattan, NY	—	6,276	9,582	—	6,276	9,582	15,858	619	2019	(a)	40 years
47 Greene Street Manhattan, NY	—	6,265	16,758	6	6,265	16,764	23,029	1,012	2019	(a)	40 years
849 W Armitage Chicago, IL	—	837	2,731	—	837	2,731	3,568	168	2019	(a)	40 years
912 W Armitage Chicago, IL	—	982	2,868	—	982	2,868	3,850	175	2019	(a)	40 years
Melrose Place Collection Los Angeles, CA	—	20,490	26,788	—	20,490	26,788	47,278	1,456	2019	(a)	40 years
45 Greene Street Manhattan, NY	—	2,903	8,487	4	2,903	8,491	11,394	460	2019	(a)	40 years
565 Broadway Manhattan, NY	—	—	22,491	127	—	22,618	22,618	1,171	2019	(a)	40 years
907 W Armitage Chicago, IL	—	700	2,081	—	700	2,081	2,781	118	2019	(a)	40 years
37 Greene Street Manhattan, NY	—	6,721	9,119	—	6,721	9,119	15,840	456	2020	(a)	40 years
917 W Armitage Chicago, IL	—	901	2,368	—	901	2,368	3,269	123	2020	(a)	40 years
Brandywine Town Center Wilmington, DE	—	15,632	101,861	753	15,632	102,614	118,246	5,134	2020	(a)	40 years
1324 14th Street Washington, D.C.	—	728	3,044	—	728	3,044	3,772	—	2021	(a)	40 years
1526 14th Street Washington, D.C.	—	1,377	6,964	—	1,377	6,964	8,341	—	2021	(a)	40 years
1529 14th Street Washington, D.C.	—	1,485	10,411	—	1,485	10,411	11,896	—	2021	(a)	40 years
Fund II:
City Point Brooklyn, NY	255,978	—	100,316	521,360	—	621,676	621,676	95,189	2007	(c)	40 years
Fund IV:
210 Bowery Manhattan, NY	—	1,875	5,625	(6,490)	518	492	1,010	150	2012	(c)	40 years
27 E. 61st Street Manhattan, NY	12,344	4,813	14,438	1,656	3,523	17,384	20,907	2,272	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	8,895	7,391	20,176	326	7,391	20,502	27,893	3,817	2014	(a)	40 years
1035 Third Avenue Manhattan, NY	27,333	12,759	37,431	5,781	14,100	41,871	55,971	8,173	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	19,548	4,178	28,470	(5,073)	2,922	24,653	27,575	3,216	2015	(c)	40 years
2208-2216 Fillmore Street San Francisco, CA	5,533	3,027	6,376	157	3,027	6,533	9,560	1,018	2015	(a)	40 years
2207 Fillmore Street San Francisco, CA	1,120	1,498	1,735	125	1,498	1,860	3,358	302	2015	(a)	40 years
146 Geary St. San Francisco, CA	19,338	9,500	28,500	(785)	8,037	29,178	37,215	922	2015	(a)	40 years
1964 Union Street San Francisco, CA	1,417	563	1,688	2,066	563	3,754	4,317	397	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	5,855	1,041	10,905	182	1,041	11,087	12,128	1,679	2016	(a)	40 years
Wakeforest Crossing Wake Forest, NC	20,860	7,570	24,829	552	7,570	25,381	32,951	4,271	2016	(a)	40 years
Dauphin Plaza Harrisburg, PA	12,114	5,290	9,464	3,133	5,290	12,597	17,887	2,806	2016	(a)	40 years
Lincoln Place Fairview Heights, IL	22,861	7,149	22,201	2,429	7,149	24,630	31,779	3,729	2017	(a)	40 years
18 E. Broughton St. Savannah, GA	1,535	609	1,513	24	609	1,537	2,146	127	2018	(a)	40 years
20 E. Broughton St. Savannah, GA	1,001	588	937	12	588	949	1,537	77	2018	(a)	40 years
25 E. Broughton St. Savannah, GA	3,156	1,324	2,459	364	1,324	2,823	4,147	295	2018	(a)	40 years
109 W. Broughton St. Savannah, GA	6,422	2,343	6,560	289	2,343	6,849	9,192	569	2018	(a)	40 years
204-206 W. Broughton St. Savannah, GA	903	547	439	47	547	486	1,033	45	2018	(a)	40 years
216-218 W. Broughton St. Savannah, GA	2,645	1,160	2,736	2,065	1,160	4,801	5,961	425	2018	(a)	40 years
220 W. Broughton St. Savannah, GA	1,850	619	1,799	1,003	619	2,802	3,421	278	2018	(a)	40 years
223 W. Broughton St. Savannah, GA	903	465	688	33	465	721	1,186	56	2018	(a)	40 years
226-228 W. Broughton St. Savannah, GA	-	660	1,900	34	660	1,934	2,594	160	2018	(a)	40 years
309/311 W. Broughton St. Savannah, GA	2,329	1,160	2,695	2	1,160	2,697	3,857	219	2018	(a)	40 years
230-240 W. Broughton St. Savannah, GA	5,018	2,185	9,597	6	2,185	9,603	11,788	380	2020	(a)	40 years
102 E. Broughton St. Savannah, GA	—	—	514	—	—	514	514	20	2020	(a)	40 years
Fund V:
Plaza Santa Fe Santa Fe, NM	22,893	—	28,214	1,384	—	29,598	29,598	3,746	2017	(a)	40 years
Hickory Ridge Hickory, NC	29,128	7,852	29,998	4,858	7,852	34,856	42,708	4,318	2017	(a)	40 years
New Towne Plaza Canton, MI	16,232	5,040	17,391	780	5,040	18,171	23,211	2,329	2017	(a)	40 years
Fairlane Green Allen Park, MI	33,467	18,121	37,143	575	18,121	37,718	55,839	4,220	2017	(a)	40 years
Trussville Promenade Birmingham, AL	29,190	7,587	34,285	53	7,587	34,338	41,925	3,587	2018	(a)	40 years
Elk Grove Commons Elk Grove, CA	41,500	6,204	48,008	1,138	6,204	49,146	55,350	4,409	2018	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Hiram Pavilion Hiram, GA	28,830	13,029	25,446	624	13,029	26,070	39,099	2,663	2018	(a)	40 years
Palm Coast Landing Palm Coast, FL	26,500	7,066	27,299	433	7,066	27,732	34,798	2,261	2019	(a)	40 years
Lincoln Commons Lincoln, RI	38,820	14,429	34,417	1,936	14,429	36,353	50,782	2,627	2019	(a)	40 years
Landstown Commons Virginia Beach, VA	60,900	10,222	69,005	1,856	10,222	70,861	81,083	4,537	2019	(a)	40 years
Canton Marketplace Canton, GA	31,801	11,883	34,902	132	11,883	35,034	46,917	327	2021	(a)	40 years
Monroe Marketplace Selinsgrove, PA	29,150	8,755	35,452	229	8,755	35,681	44,436	349	2021	(a)	40 years
Midstate East Brunswick, NJ	—	13,062	43,290	—	13,062	43,290	56,352	104	2021	(a)	40 years

Real Estate Under Development	52,000	84,977	35,440	83,356	94,654	109,119	203,773	—
Debt of Assets Held for Sale	46,015	—	—	—	—	—	—	—
Unamortized Loan Costs	(3,958)	—	—	—	—	—	—	—
Unamortized Premium	446	—	—	—	—	—	—	—
Total	$1,140,293	$835,376	$2,449,230	$787,001	$834,295	$3,237,312	$4,071,607	$648,461

Notes:

1.
Depreciation on buildings and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.
2.
The aggregate gross cost of property included above for Federal income tax purposes was approximately $4.2 billion as of December 31, 2021.

The following table reconciles the activity for real estate properties from January 1, 2019 to December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Balance at beginning of year	$4,011,326	$3,960,411	$3,620,583
Improvements and other	32,070	71,409	95,097
Property acquisitions	172,558	19,109	303,884
Property dispositions or held for sale assets	(134,422)	(19,659)	(84,243)
Right-of-use assets - finance leases obtained and reclassified	—	(76,965)	102,055
Capital lease reclassified as Right-of-use assets - finance lease	—	—	(76,965)
Consolidation of previously unconsolidated investments	—	129,863	—
Impairment charges	(9,925)	(72,842)	—
Balance at end of year	$4,071,607	$4,011,326	$3,960,411

The following table reconciles accumulated depreciation from January 1, 2019 to December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Balance at beginning of year	$573,364	$478,991	$407,698
Depreciation related to real estate	90,456	101,849	83,040
Property dispositions or held for sale assets	(15,359)	(939)	(11,747)
Right-of-use assets - finance leases reclassified	—	(6,537)	—
Balance at end of year	$648,461	$573,364	$478,991

ACADIA REALTY TRUST

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2021

(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2021
First Mortgage Loan	6.00%	4/1/2020	$17,810	$17,802
Mezzanine Loan	18.00%	7/1/2020	5,306	5,306
First Mortgage Loan	5.42%	6/1/2022	13,530	13,530
Mezzanine Loan	9.00%	1/13/2023	54,000	54,000
Other	4.65%	4/12/2026	6,000	6,000
Mezzanine Loan	8.00%	12/11/2027	5,000	5,000
First Mortgage Loan	9.00%	10/20/2022	16,000	16,000
First Mortgage Loan	6.56%	9/17/2024	43,000	42,000
Total			$160,646	159,638
Allowance for credit loss				(5,752)
Net carrying amount of notes receivable				$153,886

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2019 to December 31, 2021 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Balance at beginning of year	$100,882	$114,943	$111,775
Additions	58,000	59,585	18,418
Repayments	—	—	(15,250)
Conversion of OP Units	(462)	—	—
Conversion to real estate through receipt of deed	—	(72,428)	—
Allowance for credit loss	(4,534)	(1,218)	—
Balance at end of year	$153,886	$100,882	$114,943

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting described below.

As a result of the material weakness identified, we performed additional analysis and other post-closing procedures intended to assess our consolidated financial statements for preparation in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements, including restatements of previous periods, and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented and restated.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The material weakness is related to an error in accounting treatment at the time of formation related to the improper consolidation of two Fund investments that are less-than-wholly-owned through the Company’s opportunity funds. These two Fund investments, which were formed in 2012 and 2013, have been adjusted from consolidated investments to investments in unconsolidated affiliates within the restated financial statements included within this Annual Report.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an unqualified opinion on our consolidated financial statements and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which also appears in this Item 9A.

Acadia Realty Trust

Rye, New York

March 1, 2022

Remediation Efforts to Address the Material Weakness

We have performed additional procedures to assess the population of less-than-wholly-owned investments as part of the remediation of the material weakness. Until the material weakness is remediated, we will continue to perform additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2021, other than the identification of the material weakness described above, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees

Acadia Realty Trust

Rye, New York

Opinion on Internal Control over Financial Reporting

We have audited Acadia Realty Trust’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules, and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls related to the consolidation of certain Fund investments has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 1, 2022, on those financial statements.

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

/s/ BDO USA, LLP

New York, New York

March 1, 2022

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Report from our definitive proxy statement relating to our 2022 annual meeting of shareholders (our “2022 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2022.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2022 Proxy Statement is incorporated herein by reference:

•
“PROPOSAL 1 — ELECTION OF TRUSTEES”
•
“MANAGEMENT”
•
“DELINQUENT SECTION 16(a) REPORTS”

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2022 Proxy Statement is incorporated herein by reference:

•
“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•
“COMPENSATION DISCUSSION AND ANALYSIS”
•
“BOARD OF TRUSTEES COMPENSATION”
•
“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2022 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Report under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2022 Proxy Statement is incorporated herein by reference:

•
“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•
“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: See “Index to Financial Statements” at Item 8.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” at Item 8.

3.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at Item 8.

4.	Financial Statement Schedule: See “Schedule IV—Mortgage Loans on Real Estate” at Item 8.

5.	Exhibits: The index of exhibits below is incorporated herein by reference.

The following is an index to all exhibits including (i) those filed with this Report and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

3.1	Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
3.7	Sixth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filing on July 28, 2017.
3.8	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017.
3.9	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2013.
3.10	Amendment No. 1 to Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2014.
4.1	Description of Acadia Realty Trust Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
10.1*	Acadia Realty Trust 2020 Share Incentive Plan	Incorporated by reference to page 63 of the Company’s 2020 Definitive Proxy Statement filed with the SEC on March 24, 2020

10.2*	Description of Long-Term Investment Alignment Program	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009.

10.3*	Amended and Restated Employment Agreement between the Company and Kenneth F. Bernstein	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.

Exhibit No.	Description	Method of Filing
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

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021.

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


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
Executive Vice President and
Chief Financial Officer

By:	/s/ Richard Hartmann
Richard Hartmann
Senior Vice President and
Chief Accounting Officer

Dated: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 1, 2022
(Kenneth F. Bernstein)

/s/ John Gottfried	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2022
(John Gottfried)

/s/ Richard Hartmann	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
(Richard Hartmann)

/s/ Douglas Crocker II	Trustee	March 1, 2022
(Douglas Crocker II)

/s/ Lorrence T. Kellar	Trustee	March 1, 2022
(Lorrence T. Kellar)

/s/ Wendy Luscombe	Trustee	March 1, 2022
(Wendy Luscombe)

/s/Kenneth A. McIntyre	Trustee	March 1, 2022
(Kenneth A. McIntyre)

/s/ William T. Spitz	Trustee	March 1, 2022
(William T. Spitz)

/s/ Lynn Thurber	Trustee	March 1, 2022
(Lynn Thurber)

/s/ Lee S. Wielansky	Trustee	March 1, 2022
(Lee S. Wielansky)

/s/ C. David Zoba	Trustee	March 1, 2022
(C. David Zoba)