Form 10-Q
period 2022-03-31
ACADIA REALTY TRUST
filed 2022-05-05
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022 there were 94,885,148 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) the economic, political and social impact of, and uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”), including its impact on our tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets; (iii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iv) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (v) increases in our borrowing costs as a result of changes in interest rates and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (vi) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vii) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (viii) our ability to obtain the financial results expected from our development and redevelopment projects; (ix) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (x) our potential liability for environmental matters; (xi) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (REIT) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 Pandemic; (xv) the loss of key executives; (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts; and (xvii) the risk that the determination to restate the Prior Period Financial Statements could negatively affect investor confidence and raise reputational issues.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and other periodic or current reports the Company files with the SEC, including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or change in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2022	2021
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,406,577	$3,219,373
Real estate under development	192,115	203,773
Net investments in real estate	3,598,692	3,423,146
Notes receivable, net	153,161	153,886
Investments in and advances to unconsolidated affiliates	413,141	322,326
Other assets, net	198,767	186,509
Right-of-use assets - operating leases, net	39,885	40,743
Cash and cash equivalents	36,151	17,746
Restricted cash	11,875	9,813
Rents receivable, net	44,509	43,625
Assets of properties held for sale	—	63,952
Total assets	$4,496,181	$4,261,746

LIABILITIES
Mortgage and other notes payable, net	$1,095,445	$1,140,293
Unsecured notes payable, net	529,796	559,040
Unsecured line of credit	194,405	112,905
Accounts payable and other liabilities	202,526	236,415
Lease liability - operating leases, net	37,936	38,759
Dividends and distributions payable	18,320	14,460
Distributions in excess of income from, and investments in, unconsolidated affiliates	9,547	9,939
Total liabilities	2,087,975	2,111,811
Commitments and contingencies
Redeemable noncontrolling interest
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 94,507,864 and 89,303,545 shares, respectively	95	89
Additional paid-in capital	1,864,060	1,754,383
Accumulated other comprehensive loss	(5,724)	(36,214)
Distributions in excess of accumulated earnings	(196,818)	(196,645)
Total Acadia shareholders’ equity	1,661,613	1,521,613
Noncontrolling interests	746,593	628,322
Total equity	2,408,206	2,149,935
Total liabilities and equity	$4,496,181	$4,261,746

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands except per share amounts)	2022	2021
Revenues		(As Restated)
Rental income	$79,467	$65,998
Other	2,040	2,189
Total revenues	81,507	68,187
Operating expenses
Depreciation and amortization	33,713	30,640
General and administrative	11,937	8,992
Real estate taxes	11,280	11,206
Property operating	13,350	13,209
Total operating expenses	70,280	64,047

Gain on disposition of properties	28,815	4,612
Operating income	40,042	8,752
Equity in earnings of unconsolidated affiliates	3,130	1,882
Interest and other income	2,935	1,700
Realized and unrealized holding gains on investments and other	15,730	5,125
Interest expense	(17,925)	(16,614)
Income from continuing operations before income taxes	43,912	845
Income tax benefit (provision)	185	(148)
Net income	44,097	697
Net (income) loss attributable to noncontrolling interests	(27,259)	4,120
Net income attributable to Acadia	$16,838	$4,817

Basic and diluted earnings per share	$0.18	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2022	2021
		(As Restated)
Net income	$44,097	$697
Other comprehensive income:
Unrealized gain on valuation of swap agreements	35,734	33,556
Reclassification of realized interest on swap agreements	5,049	5,268
Other comprehensive income	40,783	38,824
Comprehensive income	84,880	39,521
Comprehensive income attributable to noncontrolling interests	(37,552)	(1,775)
Comprehensive income attributable to Acadia	$47,328	$37,746

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2022 and 2021 (As Restated)

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	36	—	572	—	—	572	(572)	—
Issuance of Common Shares, net	5,151	5	111,511	—	—	111,516	—	111,516
Dividends/distributions declared ($0.18 per Common Share/OP Unit)		—	—	—	(17,011)	(17,011)	(1,283)	(18,294)
Employee and trustee stock compensation, net	17	1	430	—	—	431	3,389	3,820
Noncontrolling interest distributions	—	—	—	—	—	—	(22,780)	(22,780)
Noncontrolling interest contributions	—	—	—	—	—	—	99,129	99,129
Comprehensive income	—	—	—	30,490	16,838	47,328	37,552	84,880
Reallocation of noncontrolling interests	—	—	(2,836)	—	—	(2,836)	2,836	—
Balance at March 31, 2022	94,508	$95	$1,864,060	$(5,724)	$(196,818)	$1,661,613	$746,593	$2,408,206
(As Restated)
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165	$2,050,204
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	19	—	294	—	—	294	(294)	—
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(12,945)	(12,945)	(1,048)	(13,993)
Employee and trustee stock compensation, net	14	—	462	—	—	462	4,049	4,511
Noncontrolling interest distributions	—	—	—	—	—	—	(5,676)	(5,676)
Noncontrolling interest contributions	—	—	—	—	—	—	11,241	11,241
Comprehensive income	—	—	—	32,929	4,817	37,746	1,775	39,521
Reallocation of noncontrolling interests	—	—	(369)	—	—	(369)	369	—
Balance at March 31, 2021	86,302	$86	$1,683,552	$(41,962)	$(175,449)	$1,466,227	$619,581	$2,085,808

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net income	$44,097	$697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,713	30,640
Gain on disposition of properties and other investments	(30,288)	(4,612)
Net unrealized holding gains on investments	(13,763)	(6,135)
Stock compensation expense	3,820	4,511
Straight-line rents	(3,076)	(1,092)
Equity in earnings of unconsolidated affiliates	(3,130)	(1,882)
Distributions of operating income from unconsolidated affiliates	2,655	390
Adjustments to straight-line rent reserves	(1,350)	896
Amortization of financing costs	1,386	1,251
Non-cash lease expense	858	1,041
Allowance for credit loss	(1,134)	2,942
Other, net	(1,432)	(926)
Changes in assets and liabilities:
Rents receivable	3,283	(2,318)
Other liabilities	(1,567)	3,799
Accounts payable and accrued expenses	(8,564)	512
Prepaid expenses and other assets	1,858	1,754
Lease liability - operating leases	(823)	(494)
Net cash provided by operating activities	26,543	30,974
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(159,599)	—
Proceeds from the disposition of properties and other investments, net	116,619	15,703
Investments in and advances to unconsolidated affiliates and other	(95,898)	(2,061)
Development, construction and property improvement costs	(7,931)	(5,379)
Payment of deposits for properties under contract	(3,650)	—
Change in control of previously unconsolidated affiliate	3,592	—
Return of capital from unconsolidated affiliates and other	2,602	5,377
Payment of deferred leasing costs	(1,264)	(1,028)
Acquisition of investment interests	(4,527)	—
Net cash (used in) provided by investing activities	(150,056)	12,612
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	279,139	536
Principal payments on unsecured debt	(227,140)	(33,250)
Proceeds from the sale of Common Shares	111,516	—
Capital contributions from noncontrolling interests	99,129	11,241
Principal payments on mortgage and other notes	(81,743)	(20,406)
Distributions to noncontrolling interests	(23,819)	(5,800)
Dividends paid to Common Shareholders	(13,396)	—
Proceeds received on mortgage and other notes	307	819
Deferred financing and other costs	(13)	(333)
Net cash provided by (used in) financing activities	143,980	(47,193)
Increase (decrease) in cash and restricted cash	20,467	(3,607)
Cash of $17,746 and $18,699 and restricted cash of $9,813 and $11,096, respectively, beginning of period	27,559	29,795
Cash of $36,151 and $14,085 and restricted cash of $11,875 and $12,103, respectively, end of period	$48,026	$26,188

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(in thousands)	2022	2021
Supplemental disclosure of cash flow information		(As Restated)
Cash paid during the period for interest, net of capitalized interest of $623 and $902 respectively	$11,882	$11,432
Cash paid for income taxes, net of (refunds)	$(185)	$100

Supplemental disclosure of non-cash investing and financing activities
Distribution declared and payable on April 14, 2022, and April 15, 2021, respectively	$18,172	$13,993
Assumption of accounts payable and accrued expenses through acquisition of real estate	$1,904	$—
Right-of-use assets, operating leases exchanged for operating lease liabilities	$—	$412

Change in control of previously unconsolidated investment due to foreclosure
Increase in real estate	$(55,791)	$—
Increase in mortgage notes payable	35,970	—
Decrease in investments in and advances to unconsolidated affiliates	17,822	—
Decrease in notes receivable	5,306	—
Decrease in reserve on note receivable	(4,582)	—
Decrease in accrued interest on notes receivable	4,691	—
Change in other assets and liabilities	176	—
Increase in cash and restricted cash upon change of control	$3,592	$—

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2022 and December 31, 2021, the Company controlled approximately 95% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2022, the Company has ownership interests in 136 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 52 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 188 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2022 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of March 31, 2022 (b, c)
Fund II and Mervyns II (c)	6/2004	28.33%	$384.1	$1.2	28.33%	8%	$169.8
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	601.5
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	193.1
Fund V (d)	8/2016	20.10%	347.9	172.1	20.10%	6%	61.0

(a)
Amount represents the current economic ownership at March 31, 2022, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)
During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share. During 2021 and 2022, Mervyn’s II recalled $11.9 million and $2.6 million, respectively, of the $15.7 million, of which the Company's share is $3.4 million and $0.7 million, respectively.
(d)
As of April 8, 2021, Fund V's investment period was extended to August 25, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Restatement of Prior Year Amounts

As discussed in the Company's 2021 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), the Company restated each of the quarterly and year-to-date periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Amounts as of or for the period ended March 31, 2021 depicted in these interim consolidated financial statements as "As Restated" are taken from the Company's restatement disclosures in the Annual Report. See the 2021 consolidated financial statements included in the Annual Report for details of the restatement adjustments.

Segments

At March 31, 2022, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

These interim consolidated financial statements should be read in conjunction with the Company’s 2021 consolidated financial statements included in the Annual Report.

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

Recently Adopted Accounting and Reporting Guidance

In August 2020, the FASB issued ASU 2020-06—Debt with conversion and other options (Subtopic 470-20) and derivatives and hedging—contracts in entity's own equity (Subtopic 815-40)—accounting for convertible instruments and contracts in an entity's own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU simplifies accounting for convertible instruments and simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2021. Currently, the Company does not have any such debt instruments and, as a result, the implementation of this guidance did not have an effect on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04 Modification of Equity-Classified Written Call Options — Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity-Classified Written Call Options — to codify how an issuer should account for modifications made to equity-classified written call options (a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange whether structured as an amendment or reissuance and is effective for all periods beginning after December 15, 2021 with early application permitted. The Company does not currently have any outstanding equity awards with written call options. As a result, the implementation of this guidance did not have an effect on the Company’s consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05 Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This Update requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a commencement date selling loss. The guidance in the ASU is effective for all periods beginning after December 15, 2021 with early application permitted and may be applied either retrospectively or prospectively. The Company does not currently have any sales-type or direct financing leases as lessor. As a result, the implementation of this guidance did not have an effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815) Fair Value Hedging—Portfolio Layer Method. The amendments in this Update allow non-prepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance in the ASU is effective for all periods beginning after December 15, 2022 with early application permitted and may be applied prospectively. The Company does not currently utilize the portfolio layer method. As a result, the implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02 Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. Rather than applying the recognition and measurement guidance for Troubled Debt Restructurings ("TDRs"), an entity must apply the loan refinancing and restructuring guidance in ASC 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, this Update requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The guidance in the ASU is effective for all periods beginning after December 15, 2022 with early application permitted and may be applied prospectively. The Company does not currently have any financial instruments that meet the definition of a TDR. As a result, the implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	March 31,	December 31,
	2022	2021

Land	$821,841	$739,641
Buildings and improvements	3,014,853	2,892,051
Tenant improvements	206,755	199,925
Construction in progress	7,825	11,131
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	4,076,360	3,867,834
Less: Accumulated depreciation and amortization	(669,783)	(648,461)
Operating real estate, net	3,406,577	3,219,373
Real estate under development	192,115	203,773
Net investments in real estate	$3,598,692	$3,423,146

Acquisitions and Foreclosure

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company acquired (through purchase, investment or foreclosure) the following consolidated retail properties and other real estate investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2022 Acquisitions and Foreclosure
Core
121 Spring Street - New York, NY	100%	Jan 12, 2022	$39,637
Williamsburg Collection - Brooklyn, NY (a)	(a)	Feb 18, 2022	97,750
8833 Beverly Boulevard - West Hollywood, CA	100%	Mar 2, 2022	24,117
Subtotal Core			161,504

Fund III
640 Broadway - New York, NY (Foreclosure) (b)	100%	Jan 26, 2022	59,207
Subtotal Fund III			59,207
Total 2022 Acquisitions and Foreclosure			$220,711

2021 Acquisitions
Core
14th Street Portfolio - Washington, DC	100%	Dec 23, 2021	$26,320
Subtotal Core			26,320

Fund V
Canton Marketplace - Canton, GA	100%	Aug 20, 2021	50,954
Monroe Marketplace - Selinsgrove, PA	100%	Sept 9, 2021	44,796
Monroe Marketplace (Parcel) - Selinsgrove, PA	100%	Nov 12, 2021	1,029
Midstate - East Brunswick, NJ	100%	Nov 12, 2021	71,867
Subtotal Fund V			168,646
Total 2021 Acquisitions			$194,966

a)
The Williamsburg Collection entity is a variable interest entity and the Company consolidates the entity because it is the entity's primary beneficiary. The Company invested $2.8 million in its 49.99% equity interest and, through a separate lending subsidiary, provided a $64.1 million first mortgage loan and a $30.9 million mezzanine loan to subsidiaries of the venture (such equity and loans have been eliminated in consolidation). Pursuant to the entity’s operating agreement, the venture partner has a one-time right to put its 50.01% interest in the entity (the "Williamsburg NCI", which is further described in Note 8) to the Company for fair value at a future date. Given the preferred rate of return of the Company embedded in its equity interests and the accruing debt senior to the equity, the Company did not attribute any initial redemption

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

value to the Williamsburg NCI and recognized a gain on bargain purchase, which is included in Realized and unrealized holding gains on investments and other in the consolidated statements of income.
b)
The entity was previously accounted for as an equity method investment until an affiliate of Fund III acquired the venture partner's interest in a foreclosure action. Fund III now indirectly owns 100% of the entity and consolidates it (Note 4).

For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company capitalized $0.3 million and $3.6 million of acquisition costs in connection with the 2022 Acquisitions and Foreclosure and the 2021 Acquisitions, respectively. In addition, during the three months ended March 31, 2022, the Company expensed $2.0 million of acquisition costs (including a $1.5 million acquisition fee paid to an affiliate of a joint venture partner). Acquisition costs that were expensed are included in general administrative expense in the consolidated statements of income. During the three months ended March 31, 2022, the Company assumed a $36.0 million mortgage with the consolidation of 640 Broadway and during the year ended December 31, 2021, the Company assumed a $31.8 million mortgage with the acquisition of Canton Marketplace (Note 7).

Purchase Price Allocations

The purchase prices for the 2022 Acquisitions and Foreclosure and 2021 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the periods presented (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2022	2021
Net Assets Acquired
Land	$79,135	$37,290
Buildings and improvements	127,997	134,065
Acquisition-related intangible assets (Note 6)	21,404	39,953
Accounts receivable, prepaids and other assets	4,077	—
Accounts payable and other liabilities	(661)	—
Acquisition-related intangible liabilities (Note 6)	(10,078)	(16,342)
Net assets acquired	$221,874	$194,966

Consideration
Cash	$159,599	$161,846
Carrying value of note receivable exchanged in foreclosure	5,416	—
Existing interest in previously unconsolidated investment	17,822	—
Debt assumed	35,970	31,801
Liabilities assumed	1,904	1,319
Total consideration	220,711	194,966
Gain on bargain purchase	1,163	—
	$221,874	$194,966

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dispositions

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2022 Dispositions
NE Grocer Portfolio (Selected Assets) - Pennsylvania	Fund IV	Jan 26, 2022 Mar 4, 2022	$45,350	$13,784
New Towne (Parcel) - Canton, MI	Fund V	Feb 1, 2022	2,231	1,776
Cortlandt Crossing - Westchester County, New York	Fund III	Feb 9, 2022	65,533	13,255
Total 2022 Dispositions			$113,114	$28,815

2021 Dispositions
60 Orange St - Bloomfield, NJ	Core	Jan 29, 2021	$16,400	$4,612
654 Broadway - New York, NY	Fund III	May 19, 2021	10,000	111
NE Grocer Portfolio (Selected Assets) - Maine	Fund IV	Jun 18, 2021	39,925	5,064
Total 2021 Dispositions (a)			$66,325	$9,787

a)
Does not include the gain on lease termination of $0.7 million related to the Fund IV lease at 110 University Place (Note 11).

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold as well as the lease that was terminated (Note 11) during the three months ended March 31, 2022 and year ended December 31, 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues	$1,057	$4,010
Expenses	(676)	(4,028)
Gain on disposition of properties	28,815	4,612
Net (income) loss attributable to noncontrolling interests	(22,308)	6
Net income attributable to Acadia	$6,888	$4,600

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2022		Three Months Ended March 31, 2022			March 31, 2022
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$42,517	$—	$458	$—	—	$42,975
Fund II	—	35,125	—	377	—	—	35,502
Fund III	1	24,296	—	282	—	1	24,578
Fund IV (a)	1	101,835	—	76	12,851	1	89,060
Total	2	$203,773	$—	$1,193	$12,851	2	$192,115

a)
Transfers out include $12.9 million related to a portion of one Fund IV property that was transferred out of development.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	January 1, 2021		Year Ended December 31, 2021			December 31, 2021
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value

Core	—	$63,875	$—	$1,855	$23,213	—	$42,517
Fund II	—	74,657	—	3,921	43,453	—	35,125
Fund III	1	23,104	—	1,192	—	1	24,296
Fund IV (a)	2	85,565	29,758	2,026	15,514	1	101,835
Total	3	$247,201	$29,758	$8,994	$82,180	2	$203,773

a)
Transfers in include $29.8 million related to the remaining portion of one Fund IV property that was placed in development.

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At March 31, 2022, consolidated development projects included: a portion of City Center for Core, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III, and a portion of 717 N. Michigan Avenue at Fund IV. In addition, at March 31, 2022, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue.

During the three months ended March 31, 2022, the Company:

•
placed a portion of one Fund IV property, 717 N. Michigan Avenue, into service

At December 31, 2021, consolidated development projects included: a portion of City Center for Core, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III and 717 N. Michigan Avenue at Fund IV. In addition, at December 31, 2021, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue. During the year ended December 31, 2021, the Company:

•
placed portions of one Core project, City Center, into service in the first and second quarter of 2021

•
disposed of building improvements related to one Fund IV project, 110 University Place, in connection with a lease termination in the second quarter of 2021 (Note 11)
•
placed the remaining portion of one Fund IV property, 717 N. Michigan Avenue, into development in the fourth quarter of 2021

•
placed a portion of Fund II’s City Point Phase III into service in the fourth quarter of 2021

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
3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2022
Description	2022	2021	Number	Maturity Date	Interest Rate

Core Portfolio (a)	$154,331	$154,332	7	Apr 2020 - Dec 2027	4.65% - 12.00%
Fund III	—	5,306	—	—	—
Total notes receivable	154,331	159,638
Allowance for credit loss	(1,170)	(5,752)
Notes receivable, net	$153,161	$153,886	7

a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million at March 31, 2022 and December 31, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2022, the Company:

•
in January 2022, Fund III obtained the remaining venture partner's interest in exchange for its note with a balance of $5.3 million, accrued interest of $4.7 million less credit loss reserve of $4.6 million, via a foreclosure auction. The entity was previously accounted for as an equity method investment until Fund III acquired the venture partner's interest in a foreclosure auction. Fund III now owns 100% of the entity and consolidates it (Note 4).

During the year ended December 31, 2021, the Company:

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
•
extended the maturity date of one Core note receivable of $13.5 million from October 28, 2021 to June 1, 2022; and
•
recorded an increase in its allowance for credit loss of approximately $4.5 million primarily attributable to the Fund III note that matured in July 2020.

Default

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at March 31, 2022 and December 31, 2021. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan, and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value at March 31, 2022 and December 31, 2021.

Allowance for Credit Losses

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

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, there were five non-collateral-dependent loans with a total amortized cost of $144.8 million, inclusive of accrued interest of $14.3 million, for which an allowance for credit losses has been recorded aggregating $1.2 million at March 31, 2022. For two loans in this portfolio, aggregating $27.9 million, inclusive of accrued interest of $4.1 million at March 31, 2022, the Company has elected to apply a practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at March 31, 2022, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	March 31,	December 31,
Portfolio	Property	March 31, 2022	2022	2021

Core:	840 N. Michigan (a)	88.43%	$51,858	$51,513
	Renaissance Portfolio	20%	28,985	28,466
	Gotham Plaza	49%	29,202	29,187
	Georgetown Portfolio	50%	4,103	4,089
	1238 Wisconsin Avenue (b)	80%	6,954	5,895
			121,102	119,150

Mervyns II:	KLA/ABS (c)	36.7%	136,916	124,316

Fund III:	Self Storage Management (b)	0%	—	207
	640 Broadway (d)	63.13%	—	17,825
			—	18,032

Fund IV:	Fund IV Other Portfolio	98.57%	12,243	12,675
	650 Bald Hill Road	90%	10,819	11,677
	Paramus Plaza	50%	1,716	1,975
			24,778	26,327

Fund V:	Family Center at Riverdale (a)	89.42%	12,032	12,449
	Tri-City Plaza	90%	7,888	6,827
	Frederick County Acquisitions	90%	12,445	10,748
	Wood Ridge Plaza	90%	15,746	—
	La Frontera Village (e)	90%	78,281	—
			126,392	30,024

Various:	Due from (to) Related Parties		142	666
	Other (f)		3,811	3,811
	Investments in and advances to unconsolidated affiliates		$413,141	$322,326

Core:	Crossroads (g)	49%	$9,547	$9,939
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$9,547	$9,939

a)
Represents a tenancy-in-common interest.
b)
Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
c)
Includes an interest in Albertsons at fair value, as described below ("Investment in Albertsons") (Note 8).
d)
In January 2022, the Company foreclosed on partner's interest and now owns 100% and consolidates the entity (Note 2).
e)
Includes $52.0 million in bridge financing to the entity from the Company at 10.0% due on October 1, 2022.
f)
Includes cost-method investments in Storage Post, Fifth Wall and other investments.
g)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2022, the Company:

•
through Fund V, acquired a 90% interest in a venture for $26.5 million, which acquired La Frontera Village, a shopping center located in Round Rock, Texas for $81.4 million. In addition, Fund V made a bridge loan to the entity for $52.0 million.
•
through Fund V, acquired a 90% interest in a venture for $15.3 million, which acquired Wood Ridge Plaza, a shopping center located in Houston, Texas for $49.3 million. In addition, on March 21, 2022 the Wood Ridge Plaza venture entered into a $36.6 million mortgage loan, of which $32.3 million was funded at closing.
•
through Fund III, foreclosed on the remaining 37% interest in 640 Broadway. Accordingly, the Company now consolidates this property (Note 2)
•
through Fund III, sold its investment in Self Storage Management for $6.0 million and recognized its proportionate gain of approximately $1.5 million, which is included in Realized and unrealized holding gains on investments and other in the consolidated statements of income.
•
received a cash dividend in the amount of $0.5 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding gain of $12.6 million reflecting the change in fair value of its Investment in Albertsons.

During the year ended December 31, 2021, the Company:

•
received dividends of $1.7 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding gain of $51.9 million reflecting the change in fair value of its Investment in Albertsons
•
on January 4, 2021, Fund V sold two land parcels at its unconsolidated Family Center at Riverdale property for a total of $10.5 million, repaid $7.9 million of the related mortgage and the venture recognized a gain of $3.2 million, of which the Company's share was $0.6 million;
•
called capital for its Crossroads investment of $7.5 million, of which the venture partner's share was $5.4 million; and
•
made a capital contribution to its Fifth Wall investment in the amount of $1.9 million.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million for each of the three months ended March 31, 2022 and 2021, which are included in other revenues in the consolidated statements of income.

In addition, the Company's joint ventures paid to certain unaffiliated partners of its joint ventures, $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of March 31, 2022, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	March 31,	December 31,
	2022	2021
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$698,314	$631,661
Real estate under development	9,389	8,112
Other assets	116,690	78,300
Total assets	$824,393	$718,073
Liabilities and partners’ equity:
Mortgage notes payable	$618,824	$571,461
Other liabilities	82,688	69,166
Partners’ equity	122,881	77,446
Total liabilities and partners’ equity	$824,393	$718,073

Company's share of accumulated equity	$205,579	$113,285
Basis differential	53,559	66,031
Deferred fees, net of portion related to the Company's interest	3,587	4,071
Amounts receivable/payable by the Company	142	666
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	262,867	184,053
Investments carried at fair value or cost	140,727	128,334
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	9,547	9,939
Investments in and advances to unconsolidated affiliates	$413,141	$322,326

	Three Months Ended March 31,
	2022	2021
Combined and Condensed Statements of Operations
Total revenues	$23,118	$18,060
Operating and other expenses	(7,258)	(6,451)
Interest expense	(4,739)	(5,061)
Depreciation and amortization	(5,911)	(9,211)
Gain on disposition of properties (a)	—	3,206
Net income attributable to unconsolidated affiliates	$5,210	$543

Company’s share of equity in net income of unconsolidated affiliates	$3,383	$2,646
Income attributable to unconsolidated affiliates recently sold or consolidated	—	(328)
Basis differential amortization	(253)	(436)
Company’s equity in earnings of unconsolidated affiliates	$3,130	$1,882

a)
Represents the gain on the sale of two land parcels by the Family Center at Riverdale on January 4, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	March 31,	December 31,
(in thousands)	2022	2021
Other Assets, Net:
Lease intangibles, net (Note 6)	$121,448	$108,918
Deferred charges, net (a)	26,319	28,438
Accrued interest receivable	18,559	21,148
Prepaid expenses	13,591	17,230
Due from seller	3,364	3,364
Income taxes receivable	2,643	2,279
Other receivables	1,484	1,830
Deposits	4,519	1,647
Corporate assets, net	1,561	1,648
Derivative financial instruments (Note 8)	5,279	7
	$198,767	$186,509

(a) Deferred Charges, Net:
Deferred leasing and other costs	$57,658	$58,281
Deferred financing costs related to line of credit	9,159	9,953
	66,817	68,234
Accumulated amortization	(40,498)	(39,796)
Deferred charges, net	$26,319	$28,438

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$83,794	$76,778
Accounts payable and accrued expenses	49,657	56,580
Derivative financial instruments (Note 8)	12,750	45,027
Deferred income	35,714	38,373
Tenant security deposits, escrow and other	13,899	13,045
Lease liability - finance leases, net (Note 11)	6,712	6,612
	$202,526	$236,415

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$307,162	$(193,941)	$113,221	$290,819	$(189,981)	$100,838
Above-market rent	24,584	(16,357)	8,227	24,191	(16,111)	8,080
	$331,746	$(210,298)	$121,448	$315,010	$(206,092)	$108,918

Amortizable Intangible Liabilities
Below-market rent	$(179,108)	$95,703	$(83,405)	$(171,245)	$94,871	$(76,374)
Above-market ground lease	(671)	282	(389)	(671)	267	(404)
	$(179,779)	$95,985	$(83,794)	$(171,916)	$95,138	$(76,778)

During the three months ended March 31, 2022, the Company:

•
acquired in-place lease intangible assets of $20.7 million, above-market rents of $0.7 million, and below-market rents of $10.1 million with weighted-average useful lives of 6.8, 7.4, and 14.0 years, respectively (Note 2).

During the year ended December 31, 2021, the Company:

•
acquired in-place lease intangible assets of $34.7 million, above-market rents of $5.3 million, and below-market rents of $16.3 million with weighted-average useful lives of 5.8, 5.4, and 27.7 years, respectively (Note 2); and
•
derecognized in-place lease intangible assets of $2.2 million and below-market rent of $4.4 million, of which the Company's share was $1.7 million and $3.0 million, respectively, related to disposed properties (Note 2). In addition, the Company recorded accelerated amortization related to in-place lease intangible assets of $1.6 million and below-market rents of $3.6 million, of which the Company's share was $1.1 million and $3.1 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2022 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2022 (Remainder)	$4,294	$(21,928)	$44	$(17,590)
2023	5,427	(23,144)	58	(17,659)
2024	5,359	(17,123)	58	(11,706)
2025	4,937	(12,372)	58	(7,377)
2026	4,831	(9,839)	58	(4,950)
Thereafter	50,330	(28,815)	113	21,628
Total	$75,178	$(113,221)	$389	$(37,654)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	March 31,	December 31,	Maturity Date at	March 31,	December 31,
	2022	2021	March 31, 2022	2022	2021
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$144,867	$145,464
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jun 2026 - Nov 2028	60,530	72,957
Total Core Mortgages Payable				205,397	218,421
Fund II Variable Rate	LIBOR+2.75% - PRIME+2.00%	LIBOR+2.75% - PRIME+2.00%	Aug 2022 - Mar 2023	256,212	255,978
Fund III Variable Rate	LIBOR+3.10%	LIBOR+2.75%	Jul 2022	35,970	34,728
Fund IV Fixed Rate	4.50%	4.50%	Oct 2025	1,120	1,120
Fund IV Variable Rate	LIBOR+1.75%-LIBOR+3.65%	LIBOR+1.60%-LIBOR+3.65%	Jun 2022 - Jun 2026	212,988	221,832
Fund IV Variable Rate - Swapped (a)		3.48%-4.61%		—	23,316
Total Fund IV Mortgages and Other Notes Payable				214,108	246,268
Fund V Fixed Rate	3.35%	3.35%	May 2023	31,801	31,801
Fund V Variable Rate	LIBOR + 1.85% - SOFR + 2.76%	LIBOR + 1.85% - SOFR + 2.76%	Jun 2022 - Nov 2026	58,583	58,878
Fund V Variable Rate - Swapped (a)	2.43%-4.78%	2.95%-4.78%	Jun 2022 - Dec 2024	296,269	297,731
Total Fund V Mortgages Payable				386,653	388,410
Net unamortized debt issuance costs				(3,315)	(3,958)
Unamortized premium				420	446
Total Mortgages Payable				$1,095,445	$1,140,293
Unsecured Notes Payable
Core Variable Rate Unsecured Term Loans - Swapped (a)	3.65%-5.32%	3.65%-5.32%	Jun 2026	$400,000	$400,000
Fund II Unsecured Notes Payable	LIBOR+2.25%	LIBOR+2.25%	Sep 2022	40,000	40,000
Fund IV Subscription Facility	SOFR+2.01%	SOFR+2.01%	Dec 2022	—	5,000
Fund V Subscription Facility	LIBOR+1.90%	LIBOR+1.90%	May 2022	93,526	118,028

Net unamortized debt issuance costs				(3,730)	(3,988)
Total Unsecured Notes Payable				$529,796	$559,040
Unsecured Line of Credit
Core Unsecured Line of Credit - Variable Rate	LIBOR + 1.40%	LIBOR + 1.40%	Jun 2025	$153,051	$46,491
Core Unsecured Line of Credit -Swapped (a)	3.65%-5.32%	3.65%-5.32%	Jun 2025	41,354	66,414
Total Unsecured Line of Credit				$194,405	$112,905

Total Debt - Fixed Rate (b, c)				$975,941	$1,038,803
Total Debt - Variable Rate (d)				850,330	780,935
Total Debt				1,826,271	1,819,738
Net unamortized debt issuance costs				(7,045)	(7,946)
Unamortized premium				420	446
Total Indebtedness				$1,819,646	$1,812,238

a)
At March 31, 2022, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.70% for Core variable-rate debt; LIBOR + 2.75% to PRIME + 2.00% for Fund II variable-rate debt; LIBOR + 3.10% for Fund III variable-rate debt; LIBOR 1.75% to LIBOR + 3.65% for Fund IV variable-rate debt; LIBOR + 1.50% to LIBOR + 2.20% for Fund V variable-rate debt; LIBOR + 1.55% for Core variable-rate unsecured term loans; and LIBOR + 1.40% for Core variable-rate unsecured lines of credit.
b)
Includes $798.2 million and $860.4 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
c)
Fixed-rate debt at March 31, 2022 and December 31, 2021 includes $0.0 million and $0.0 million, respectively of Core swaps that may be used to hedge debt instruments of the Funds.
d)
Includes $107.3 million and $110.5 million, respectively, of variable-rate debt that is subject to interest cap agreements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Facility

The Company has a $700.0 million senior unsecured credit facility, as amended (the “Credit Facility”), comprised of a $300.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at LIBOR + 1.40%, and a $400.0 million senior unsecured term loan (the “Term Loan”) which bears interest at LIBOR + 1.55%. The Revolver matures on June 29, 2025, subject to two six-month extension options, and the Term Loan matures on June 29, 2026. The Credit Facility provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The Revolver and Term Loan were swapped to fixed rates at March 31, 2022.

Mortgages and Other Notes Payable

During the three months ended March 31, 2022, the Company:

•
extended three Fund mortgages during the first quarter totaling $78.2 million (excluding principal reductions of $1.1 million);
•
modified the terms of one mortgage during the first quarter which had an outstanding balance of $20.8 million prior to modification. The maturity date was extended from February 14, 2022 to February 14, 2023, and the interest rate was changed from LIBOR plus 1.60% to SOFR plus 1.75%;
•
entered into a swap agreement during the first quarter with a notional value of $15.1 million, for its New Towne Center mortgage replacing the existing swap that expired (Note 8);
•
repaid one Core mortgage of $12.3 million during the first quarter and repaid three Fund mortgages in the aggregate amount of $57.8 million in connection with the sale of properties during the first quarter (Note 2); and
•
made scheduled principal payments totaling $2.2 million and repaid $8.4 million on the Fund IV secured bridge facility.

During the year ended December 31, 2021, the Company:

•
assumed a $31.8 million mortgage upon the acquisition of Canton Marketplace (Note 2) with an interest rate of 3.35% and a maturity date of May 1, 2023; Entered into a $29.2 million mortgage collateralized by Monroe Marketplace (Note 2) with an interest rate of SOFR plus 2.76% and a maturity date of November 12, 2026;
•
extended 11 Fund mortgages, two of which were extended during the first quarter totaling $37.7 million (after principal reductions of $1.7 million), five of which were extended during the second quarter totaling $125.7 million (after principal reductions of $6.5 million), two of which were extended during the third quarter totaling $53.1 million (after principal reductions of $10.2 million), and two of which were extended during the fourth quarter totaling $14.8 million (after principal reductions of $3.0 million);
•
modified the terms of the Fund IV Bridge facility during the fourth quarter reflecting an extension of maturity to June 30, 2022 which had an outstanding balance of $64.2 million prior to modification. The facility had an outstanding balance of $59.2 million and $79.2 million at December 31, 2021 and 2020, respectively, reflecting repayments during 2021. In addition, during the first quarter of 2021, the interest rate was changed from LIBOR plus 2.00% to LIBOR plus 2.50% with a floor of 0.25%;
•
refinanced a Fund II loan for $18.5 million with a new loan of $16.8 million at an interest rate of LIBOR + 2.75% maturing August 11, 2022;
•
entered into a swap agreement during the first quarter with a notional value of $16.7 million, for its New Towne Plaza mortgage replacing the existing swap which expired. In addition, the Company terminated two forward-starting interest rate swaps resulting in cash proceeds of approximately $3.4 million during the first quarter (Note 8);
•
repaid one Core mortgage of $6.7 million in connection with the sale of 60 Orange Street during the first quarter and four Fund mortgages in the aggregate amount of $23.5 million in connection with the sale of the properties during the second quarter (Note 2); and
•
made scheduled principal payments of $8.6 million.

At March 31, 2022 and December 31, 2021, the Company’s mortgages were collateralized by 38 and 37 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was not in default on any of its loan agreements at March 31, 2022. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsecured Notes Payable

Unsecured notes payable for which total availability was $56.4 million and $16.3 million at March 31, 2022 and December 31, 2021, respectively, are comprised of the following:

•
The outstanding balance of the Term Loan was $400.0 million at each of March 31, 2022 and December 31, 2021. The Company previously entered into swap agreements fixing the rates of the Term Loan balance.
•
Fund II has a $40.0 million term loan secured by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of March 31, 2022 and December 31, 2021. There was no availability at each of March 31, 2022 and December 31, 2021.
•
Fund IV has a $5.0 million subscription line with an outstanding balance and total available credit of $0.0 million and $5.0 million, respectively at March 31, 2022. The outstanding balance and total availability at December 31, 2021 were $5.0 million and $0.0 million, respectively. At March 31, 2022 and December 31, 2021, Fund IV also has $8.4 million and $0.0 million, respectively, available on its secured bridge facility.
•
Fund V has a $150.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $93.5 million and $43.0 million, respectively at March 31, 2022 reflecting outstanding letters of credit of $13.5 million. The outstanding balance and total available credit were $118.0 million and $16.3 million at December 31, 2021, respectively, reflecting outstanding letters of credit of $15.7 million.

Unsecured Revolving Line of Credit

At March 31, 2022 and December 31, 2021, the Company had a total of $101.6 million and $183.1 million available under its Revolver, reflecting borrowings of $194.4 million and $112.9 million and letters of credit of $4.0 million and $4.0 million, respectively. At each of March 31, 2022 and December 31, 2021, all of the Revolver was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (Remainder)	$619,311
2023	173,451
2024	212,020
2025	259,737
2026	445,971
Thereafter	115,781
1,826,271
Unamortized premium	420
Net unamortized debt issuance costs	(7,045)
Total indebtedness	$1,819,646

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of March 31, 2022 of $156.2 million contractually due in the remainder of 2022, $80.8 million contractually due in 2023; most for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

Of the debt maturing in 2022 and 2023, $256.7 million and $39.5 million, respectively, relates to Fund II's City Point property. Fund II is actively pursuing refinancing of these obligations.

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2022 or 2021.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	5,279	—	—	7	—
Investment in Albertsons (Note 4)	136,916	—	—	124,316	—	—
Liabilities
Derivative financial instruments	—	12,750	—	—	45,027	—

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

During 2021, the Company was impacted by the COVID-19 Pandemic, which caused the Company to reduce its holding periods and forecasted operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

					Impairment Charge
Property and Location	Owner	Triggering Event	Level 3 Inputs	Effective Date	Total	Acadia's Share

2022 Impairment Charges
None

2021 Impairment Charges
210 Bowery commercial unit, New York, NY	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2021	$3,016	$697
27 E. 61st Street New York, NY	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2021	6,909	1,597
Total 2021 Impairment Charges					$9,925	$2,294

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Redeemable Noncontrolling Interest

In connection with the Williamsburg Portfolio acquisition in February 2022 (Note 2), the Company evaluated the Williamsburg NCI, which represents the venture partner's one-time right to put its 50.01% interest in the property to the Company for fair value at a future date. As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the amount of the senior debt that would accrue and the estimated fair value of the property, the initial fair value of the Williamsburg NCI was determined to be zero. The Company is required to periodically evaluate the noncontrolling interest and adjust it to fair value, should it become likely that the venture partner would receive consideration for exercising its put right. At March 31, 2022, the Company determined that the fair value of the Williamsburg NCI was zero.

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	March 31, 2022	December 31, 2021
Core
Interest Rate Swaps	$385,354	Dec 2012-Jul 2020	Dec 2022 - Jul 2030	2.11%	—	3.77%	Other Liabilities	$(12,040)	$(40,650)
Interest Rate Swap	116,530	Mar 2015 - Jun 2019	Mar 2025 - Jun 2029	1.71%	—	2.40%	Other Assets	1,054	—
	$501,884							$(10,986)	$(40,650)

Fund III
Interest Rate Caps	$35,970	Jan 2021	Jul 2022	3.00%	—	3.00%	Other Assets	$—	$—

Fund IV
Interest Rate Swaps	$11,937	Mar 2017 - Jan 2019	Apr 2022	1.97%	—	2.61%	Other Assets	$—	$—
Interest Rate Swaps	—						Other Liabilities	—	$(167)
Interest Rate Caps	71,338	Dec 2020 - Jul 2021	Dec 2022-Jul 2023	3.00%	—	3.50%	Other Assets	54	7
	$83,275							$54	$(160)

Fund V
Interest Rate Swaps	$192,995	Mar 2019 - Feb 2022	Feb 2023 - Oct 2024	0.91%	—	1.28%	Other Assets	$4,171	$—
Interest Rate Swaps	103,274	Jun 2018 - Oct 2019	Oct 2022 - Jun 2023	1.45%	—	2.88%	Other Liabilities	(710)	$(4,210)
	$296,269							$3,461	$(4,210)

Total asset derivatives								$5,279	$7
Total liability derivatives								$(12,750)	$(45,027)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $4.4 million included in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense within the next twelve months. As of March 31, 2022 and December 31, 2021, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the first quarter of 2021, the Company terminated two interest rate swaps with forward effective dates with an aggregate notional value of $100.0 million for cash proceeds of $3.4 million. As the hedged forecasted transaction is still expected, amounts deferred in Accumulated other comprehensive loss will be amortized into earnings as a reduction of interest expense over the original term of the swaps beginning in 2022.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		March 31, 2022		December 31, 2021
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$153,161	$150,696	$153,886	$154,093
Mortgage and Other Notes Payable (a)	3	1,098,340	1,070,756	1,143,805	1,125,571
Investment in non-traded equity securities (b)	3	3,656	5,831	3,656	4,062
Unsecured notes payable and Unsecured line of credit (c)	2	727,931	727,727	675,933	680,171

(a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and interest rate risk. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs.
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at March 31, 2022.
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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $36.8 million and $38.1 million as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, the Company had Core and Fund letters of credit outstanding of $17.5 million and $19.7 million, respectively (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the three months ended March 31, 2022:

•
The Company withheld 3,235 restricted shares of its Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense in connection with Restricted Shares and Units (Note 13) totaling $1.4 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively.

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2021:

•
The Company withheld 3,050 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $9.4 million in connection with Restricted Shares and Units (Note 13).

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient and low-cost vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the first quarter of 2022. The Company sold 5,150,832 Common Shares under its ATM Program during the three months ended March 31, 2022 generating $115.6 million of gross proceeds and $111.5 million of net proceeds after related issuance costs at a weighted-average price per share of $22.44 and $21.65, respectively. The Company did not sell or issue any Common Shares on a forward basis for the three months ended March 31, 2022 or the year ended December 31, 2021 and at March 31, 2022 had approximately $230.7 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the three months ended March 31, 2022 or 2021. Under the share repurchase program $122.6 million remains available as of March 31, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

March 15, 2021	$0.15	March 31, 2021	April 15, 2021
May 5, 2021	$0.15	June 30, 2021	July 15, 2021
August 5, 2021	$0.15	September 30, 2021	October 15, 2021
November 3, 2021	$0.15	December 31, 2021	January 14, 2022
February 15, 2022	$0.18	March 31, 2022	April 14, 2022

Accumulated Other Comprehensive Loss

The following tables set forth the activity in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

Gains or Losses on Derivative Instruments
Balance at January 1, 2022	$(36,214)

Other comprehensive income before reclassifications - swap agreements	35,734
Reclassification of realized interest on swap agreements	5,049
Net current period other comprehensive income	40,783
Net current period other comprehensive income attributable to noncontrolling interests	(10,293)
Balance at March 31, 2022	$(5,724)

Balance at January 1, 2021	$(74,891)

Other comprehensive income before reclassifications - swap agreements	33,556
Reclassification of realized interest on swap agreements	5,268
Net current period other comprehensive income	38,824
Net current period other comprehensive income attributable to noncontrolling interests	(5,895)
Balance at March 31, 2021	$(41,962)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2022	$94,120	$534,202	$628,322
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,283)	—	(1,283)
Net income for the three months ended March 31, 2022	1,121	26,138	27,259
Conversion of 35,606 Common OP Units to Common Shares by limited partners of the Operating Partnership	(572)	—	(572)
Other comprehensive loss - unrealized gain (loss) on valuation of swap agreements	1,698	6,929	8,627
Reclassification of realized interest expense on swap agreements	46	1,620	1,666
Noncontrolling interest contributions	—	99,129	99,129
Noncontrolling interest distributions	—	(22,780)	(22,780)
Employee Long-term Incentive Plan Unit Awards	3,389	—	3,389
Reallocation of noncontrolling interests (c)	2,836	—	2,836
Balance at March 31, 2022	$101,355	$645,238	$746,593

Balance at January 1, 2021	$89,431	$519,734	$609,165
Distributions on Preferred OP Units	(1,048)	—	(1,048)
Net income (loss) for the three months ended March 31, 2021	470	(4,590)	(4,120)
Conversion of 18,800 Common OP Units to Common Shares by limited partners of the Operating Partnership	(294)	—	(294)
Other comprehensive income - unrealized gain (loss) on valuation of swap agreements	1,900	2,143	4,043
Reclassification of realized interest expense on swap agreements	53	1,799	1,852
Noncontrolling interest contributions	—	11,241	11,241
Noncontrolling interest distributions	—	(5,676)	(5,676)
Employee Long-term Incentive Plan Unit Awards	4,049	—	4,049
Reallocation of noncontrolling interests (c)	369	—	369
Balance at March 31, 2021	$94,930	$524,651	$619,581

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,076,849 and 3,076,849 Common OP Units at March 31, 2022 and 2021, respectively; (ii) 188 Series A Preferred OP Units at each of March 31, 2022 and 2021; (iii) 126,593 Series C Preferred OP Units at each of March 31, 2022 and 2021; and (iv) 3,705,353 and 3,409,232 LTIP units at March 31, 2022 and 2021, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the three months ended March 31, 2022 or the year ended December 31, 2021.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2022, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through March 31, 2022, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.

11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through June 20, 2066, with renewal options (as discussed further below). Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the three months ended March 31, 2022 and 2021, the Company earned $14.7 million and $14.8 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of income.

Reserve Analysis

The activity for the reserves related to billed rents and straight-line rents (including those under specific operating leases where the collection of rents is assessed to be not probable) is as follows:

	Three Months Ended March 31, 2022
	Balance at Beginning of Period	Provision (Recovery), Net	Adjustments to Valuation Accounts	Write-Offs	Balance at End of Period

Allowance for credit loss - billed rents	$23,586	$(1,134)	$—	$(2,371)	$20,081
Straight-line rent reserves	14,885	(1,350)	—	(853)	12,682
Total - rents receivable	$38,471	$(2,484)	$—	$(3,224)	$32,763

Tenant Settlement

On September 24, 2021, the Company entered into a conditional settlement agreement with its former tenant ("Former Tenant") and lease guarantor at one of its Core properties for the payment by Former Tenant and guarantor of a minimum of $5.4 million in accordance with a payment schedule set forth and subject to the terms in the conditional settlement agreement. The payments relate to the Former Tenant’s default under the lease and its subsequent termination by the Company. Given the inherent uncertainties involving collectability, the Company has deferred any amounts not received in its consolidated financial statements and such amounts will be recognized when realized. Through March 31, 2022 the Company had received a total of $2.4 million, of which $0.6 million was recognized as credit loss recoveries during the three months ended March 31, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As Lessee

During the three months ended March 31, 2022, there were no leasing transactions where the Company acted as lessee.

During the year ended December 31, 2021, the Company:

•
modified its Rye, New York corporate office lease during the first quarter of 2021. As a result of the modification, the lease was remeasured, and the lease liability and right-of-use asset were each reduced by $0.4 million.
•
terminated its Fund IV lease at 110 University Place in New York City during the second quarter of 2021 (which was previously impaired in 2020) for $3.6 million, and de-recognized the related right-of-use asset of $31.4 million, lease liability of $46.0 million and building improvements and other assets totaling $10.3 million, resulting in a gain on lease termination of $0.7 million, or $0.2 million at the Company's share, which is reflected within Gain on disposition of properties in the consolidated statements of income.

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended March 31,
	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$226	$226
Interest on lease liabilities	100	95
Subtotal	326	321
Operating lease cost	1,375	2,286
Variable lease cost	208	101
Total lease cost	$1,909	$2,708

Other Information
Weighted-average remaining lease term - finance leases (years)	32.5	33.2
Weighted-average remaining lease term - operating leases (years)	13.9	24.5
Weighted-average discount rate - finance leases	6.3%	6.3%
Weighted-average discount rate - operating leases	5.1%	5.6%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of March 31, 2022, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2022 (Remainder)	$160,893	$4,026	$34
2023	218,442	5,389	—
2024	197,364	5,414	—
2025	164,754	5,329	—
2026	136,346	5,173	—
Thereafter	562,643	24,474	12,515
	1,440,442	49,805	12,549
Interest	—	(11,869)	(5,837)
Total	$1,440,442	$37,936	$6,712

a)
Amount represents contractual lease maturities at March 31, 2022 including any extension options that management determined were reasonably certain of exercise.
b)
Minimum rental payments exclude options or renewals not reasonably certain of exercise.

During the three months ended March 31, 2022 and 2021, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$48,350	$33,157	$—	$—	$81,507
Depreciation and amortization	(17,675)	(16,038)	—	—	(33,713)
Property operating expenses, other operating and real estate taxes	(14,639)	(9,991)	—	—	(24,630)
General and administrative expenses	—	—	—	(11,937)	(11,937)
Gain on disposition of properties	—	28,815	—	—	28,815
Operating income	16,036	35,943	—	(11,937)	40,042
Interest and other income	—	—	2,935	—	2,935
Realized and unrealized holding gains on investments and other	1,163	14,567	—	—	15,730
Equity in earnings of unconsolidated affiliates	1,617	1,513	—	—	3,130
Interest expense	(7,597)	(10,328)	—	—	(17,925)
Income tax benefit	—	—	—	185	185
Net income	11,219	41,695	2,935	(11,752)	44,097
Net income attributable to noncontrolling interests	(1,121)	(26,138)	—	—	(27,259)
Net income attributable to Acadia	$10,098	$15,557	$2,935	$(11,752)	$16,838

Real estate at cost (a)	$2,511,417	$1,757,058	$—	$—	$4,268,475
Total assets (a)	$2,398,426	$1,944,594	$153,161	$—	$4,496,181
Cash paid for acquisition of real estate	$159,599	$—	$—	$—	$159,599
Cash paid for development and property improvement costs	$3,752	$4,179	$—	$—	$7,931

	As of or for the Three Months Ended March 31, 2021 As Restated
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$42,349	$25,838	$—	$—	$68,187
Depreciation and amortization	(16,887)	(13,753)	—	—	(30,640)
Property operating expenses, other operating and real estate taxes	(13,657)	(10,758)	—	—	(24,415)
General and administrative expenses	—	—	—	(8,992)	(8,992)
Gain on disposition of properties	4,612	—	—	—	4,612
Operating income	16,417	1,327	—	(8,992)	8,752
Interest and other income	—	—	1,700	—	1,700
Realized and unrealized holding gains on investments and other	—	6,547	(1,422)	—	5,125
Equity in (losses) earnings of unconsolidated affiliates	(1,129)	3,011	—	—	1,882
Interest expense	(7,214)	(9,400)	—	—	(16,614)
Income tax provision	—	—	—	(148)	(148)
Net income	8,074	1,485	278	(9,140)	697
Net (income) loss attributable to noncontrolling interests	(470)	3,547	1,043	—	4,120
Net income attributable to Acadia	$7,604	$5,032	$1,321	$(9,140)	$4,817

Real estate at cost (a)	$2,319,584	$1,674,261	$—	$—	$3,993,845
Total assets (a)	$2,222,886	$1,771,411	$99,460	$—	$4,093,757
Cash paid for acquisition of real estate	$—	$—	$—	$—	$-
Cash paid for development and property improvement costs	$2,843	$2,536	$—	$—	$5,379

a)
Real estate at cost and total assets for the Funds segment include $657.9 million and $643.0 million, or $191.1 million and $186.9 million net of non-controlling interests, related to Fund II’s City Point property at March 31, 2022 and 2021, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Share Incentive and Other Compensation

Share Incentive Plan

The 2020 Share Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At March 31, 2022 a total of 1,542,818 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units - Employees

During the three months ended March 31, 2022, and the year ended December 31, 2021, the Company issued 600,672 and 636,646 LTIP Units and 13,178 and 11,244 restricted share units (“Restricted Share Units”), respectively, to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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
•
Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three-year forward-looking performance period relative to the constituents of the Nareit Shopping Center Property Subsector and one-third (1/3) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the Nareit Retail Property Sector (both on a non-weighted basis).
•
If the Company’s performance fails to achieve the aforementioned hurdles at the culmination of the three-year performance period, all performance-based shares will be forfeited. Any earned performance-based shares vest 60% at the end of the performance period, with the remaining 40% of shares vesting ratably over the next two years.

For valuation of the 2022 and 2021 Performance Shares, a Monte Carlo simulation was used to estimate the fair values based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (49.0% and 48.0%) and risk-free interest rates of (1.7% and 0.2%) for 2022 and 2021, respectively. The total value of the 2022 and 2021 Performance Shares will be expensed over the vesting period regardless of the Company’s performance.

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $13.0 million during the three months ended March 31, 2022 and $12.6 million during the year ended December 31, 2021. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $1.4 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively and is recorded in General and administrative expense in the consolidated statements of income.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During the three months ended March 31, 2022, there were no LTIP Units or Restricted Shares issued to Trustees of the Company. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.4 million for each of the three months ended March 31, 2022 and 2021, respectively, and is recorded in General and Administrative expense in the consolidated statements of income.

Long-Term Incentive Alignment Program

In 2009, the Company adopted the Long-Term Incentive Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 10.9% of the potential Promote payments

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of March 31, 2022 or December 31, 2021.

The Company recognized $0.4 million and $0.1 million of compensation expense for Funds III and V, respectively for the three months ended March 31, 2022 related to the Program in connection with the resignation of an employee. No compensation expense was recognized for the year ended December 31, 2021 related to the Program.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2020	89,911	$15.42	1,122,889	$24.38
Granted	43,078	19.94	666,967	19.48
Vested	(43,084)	16.85	(283,024)	26.66
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at December 31, 2021	89,746	16.87	1,415,195	20.85
Granted	13,178	21.25	600,672	21.14
Vested	(9,777)	23.63	(278,740)	23.27
Forfeited	(920)	43.76	(232,931)	32.76
Unvested at March 31, 2022	92,227	$16.51	1,504,196	$18.68

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2022 and the year ended December 31, 2021 were $21.15 and $19.51, respectively. As of March 31, 2022, there was $22.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Restricted Shares that vested during the three months ended March 31, 2022 and the year ended December 31, 2021, was $0.2 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the three months ended March 31, 2022 and the year ended December 31, 2021, was $6.5 million and $7.5 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.1 million of compensation expense related to the following employee benefit plans for each of the three months ended March 31, 2022 and 2021.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 1,460 and 2,428 Common Shares were purchased by employees under the Purchase Plan for the three months ended March 31, 2022 and 2021, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Deferred Share Plan

The Company maintains a Trustee Deferral and Distribution Election program, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $20,500, for the year ending December 31, 2022.

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

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Numerator:		(As Restated)
Net income attributable to Acadia	$16,838	$4,817
Less: net income attributable to participating securities	(204)	(156)
Income from continuing operations net of income attributable to participating securities	$16,634	$4,661

Denominator:
Weighted average shares for basic earnings per share	93,285,565	86,323,267
Effect of dilutive securities:
Series A Preferred OP Units	25,067	—
Employee unvested restricted shares	24,468	23,093
Denominator for diluted earnings per share	93,335,100	86,346,360

Basic and diluted earnings per Common Share from continuing operations attributable to Acadia	$0.18	$0.05

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	—	188
Series A Preferred OP Units - Common share equivalent	—	25,067

Series C Preferred OP Units	126,593	126,593
Series C Preferred OP Units - Common share equivalent	439,556	439,556

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15. Subsequent Events

Acquisitions

On April 18, 2022, the Company, in its Core Portfolio, acquired a retail portfolio of 15 properties referred to as the Henderson Portfolio in Dallas, Texas for approximately $85.4 million inclusive of transaction costs.

Financing Activities

On April 6, 2022, the Company entered into an additional term loan (the "$175.0 Million Term Loan"). The $175.0 Million Term Loan bears interest at SOFR plus 1.5% and matures on April 6, 2027. In addition, during April 2022, the Company entered into swaps totaling $100.0 million to fix SOFR at an average rate of 2.5% for borrowings under the $175.0 Million Term Loan. The proceeds of the $175.0 Million Term Loan were used to repay the Revolver.

On April 26, 2022, Fund V obtained a new loan for its Midstate property (Note 2) for up to $50.2 million of which $42.4 million was funded at closing. The loan bears interest at SOFR plus 2.5%, but is swapped to a fixed rate of 5.1%, and matures on April 28, 2025, subject to two 12-month extension options.

On May 2, 2022, Fund V modified its subscription line and extended the maturity date to May 1, 2023. In addition, the commitment was reduced to $135.0 million.

Lending Activities

On April 1, 2022, the Company funded $1.2 million to its unconsolidated 1238 Wisconsin subsidiary (Note 4) under a $12.8 million construction loan commitment, which bears interest at Prime plus 1.0% and matures on December 28, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 2022, we own or have an ownership interest in 188 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at March 31, 2022 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	—	39	740,398	87.3%
New York Metro	—	29	395,512	90.9%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Washington DC Metro	1	31	340,114	73.7%
Boston Metro	—	3	55,276	100.0%
Suburban	2	27	4,059,657	89.6%
Total Core Portfolio	5	131	5,614,714	88.5%
Acadia Share of Total Core Portfolio	5	131	5,246,148	90.5%

Fund Portfolio:
Fund II	—	1	541,070	50.5%
Fund III	1	1	4,637	76.3%
Fund IV	1	29	1,454,952	93.5%
Fund V	—	19	6,232,891	90.5%
Total Fund Portfolio	2	50	8,233,550	88.4%
Acadia Share of Total Fund Portfolio	2	50	1,672,063	87.6%

Total Core and Funds	7	181	13,848,264	88.5%
Acadia Share of Total Core and Funds	7	181	6,918,211	89.8%

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

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. Generally, we focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas and create value through accretive development and re-tenanting activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the asset class as part of our Core Portfolio asset recycling and acquisition initiative.
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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2022

Investments

During the three months ended March 31, 2022, we made three new consolidated investments in our Core Portfolio and Fund V acquired two unconsolidated properties totaling $292.2 million as described below (Note 2, Note 4):

•
On January 12, 2022, the Company acquired a retail condominium referred to as 121 Spring Street located in Soho, New York City, for $39.6 million, inclusive of transaction costs.
•
On February 18, 2022, the Company invested $97.8 million in a group of properties referred to as the Williamsburg Collection located in Brooklyn, New York.
•
On March 2, 2022, the Company acquired a single-tenant retail building referred to as 8833 Beverly Boulevard located in West Hollywood, California, for $24.1 million, inclusive of transaction costs.
•
On March 21, 2022, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as Wood Ridge Plaza located in Houston, Texas, for $49.3 million, inclusive of transaction costs.
•
On March 30, 2022, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as La Frontera Village located in Round Rock, Texas, for $81.4 million, inclusive of transaction costs.

In addition and as discussed below, Fund III obtained the venture partner's interest in its 640 Broadway investment through a foreclosure proceeding and subsequently consolidated the property (Note 2, Note 4).

Dispositions of Real Estate

During the three months ended March 31, 2022, the Company disposed of three consolidated Fund properties, one land parcel and one unconsolidated investment as follows:

•
On January 26, 2022, Fund IV sold its consolidated Mayfair Shopping Center for $23.7 million, repaid the related mortgage of $11.3 million and recognized a gain of $7.1 million, of which the Company's proportionate share was $1.8 million (Note 2).
•
On February 1, 2022, Fund V sold a land parcel at its consolidated New Town Center property for $2.2 million, and recognized a gain of $1.8 million, of which the Company’s proportionate share was $0.4 million. Fund V used a portion of the proceeds to repay $1.1 million of the property's mortgage (Note 2).
•
On February 9, 2022, Fund III sold its consolidated Cortlandt Crossing property for $65.5 million and repaid the related debt of $34.5 million. Fund III recognized a gain of $13.3 million, of which the Company's proportionate share was $7.1 million (Note 2).
•
On March 4, 2022, Fund IV sold its consolidated Dauphin Plaza property for $21.7 million and repaid the related debt of $12.0 million. Fund IV recognized a gain of $6.6 million, of which the Company's proportionate share was $1.7 million (Note 2).
•
On March 9, 2022, the Company sold its interest in Self Storage Management, for $6.0 million and recognized a gain of $1.5 million (Note 4). The Company acquired Fund III's unconsolidated interest in Self Storage Management from the shareholders of Fund III earlier in the quarter.

Financing Activity

During the three months ended March 31, 2022, we (Note 7):

•
extended three Fund mortgages totaling $78.2 million (excluding principal reductions of $1.1 million);
•
modified and extended one mortgage which had an outstanding balance of $20.8 million prior to modification;
•
repaid one Core mortgage of $12.3 million and three Fund mortgages in an aggregate amount of $57.8 million in connection with the sale of properties (Note 2);
•
entered into one mortgage at an unconsolidated property for $32.3 million; and
•
made scheduled principal payments of $2.2 million.

Structured Financing Investments

In January 2022, as discussed above, Fund III foreclosed upon its $5.3 million note receivable, which had previously been in default. In addition, one Core Portfolio loan receivable remains in default (Note 3) at March 31, 2022.

Equity Sales

The Company sold 5,150,832 of its Common Shares during the three months ended March 31, 2022 for net proceeds of $111.5 million through its ATM Program (Note 10).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The results of operations by reportable segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	March 31, 2022				March 31, 2021				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$48.4	$33.2	$—	$81.5	$42.3	$25.8	$—	$68.2	$6.1	$7.4	$—	$13.3
Depreciation and amortization	(17.7)	(16.0)	—	(33.7)	(16.9)	(13.8)	—	(30.6)	0.8	2.2	—	3.1
Property operating expenses, other operating and real estate taxes	(14.6)	(10.0)	—	(24.6)	(13.7)	(10.8)	—	(24.4)	0.9	(0.8)	—	0.2
General and administrative expenses	—	—	—	(11.9)	—	—	—	(9.0)	—	—	—	2.9
Gain on disposition of properties	—	28.8	—	28.8	4.6	—	—	4.6	(4.6)	28.8	—	24.2
Operating income (loss)	16.0	35.9	—	40.0	16.4	1.3	—	8.8	(0.4)	34.6	—	31.2
Interest and other income	—	—	2.9	2.9	—	—	1.7	1.7	—	—	1.2	1.2
Realized and unrealized holding gains on investments and other	1.2	14.6	—	15.7	—	6.5	(1.4)	5.1	1.2	8.1	1.4	10.6
Equity in earnings (losses) of unconsolidated affiliates	1.6	1.5	—	3.1	(1.1)	3.0	—	1.9	2.7	(1.5)	—	1.2
Interest expense	(7.6)	(10.3)	—	(17.9)	(7.2)	(9.4)	—	(16.6)	0.4	0.9	—	1.3
Income tax (provision) benefit	—	—	—	0.2	—	—	—	(0.1)	—	—	—	0
Net income (loss)	11.2	41.7	2.9	44.1	8.1	1.5	0.3	0.7	3.1	40.2	2.6	43.4
Net (income) loss attributable to noncontrolling interests	(1.1)	(26.1)	—	(27.3)	(0.5)	3.5	1.0	4.1	(0.6)	(29.6)	(1.0)	(31.4)
Net income (loss) attributable to Acadia	$10.1	$15.6	$2.9	$16.8	$7.6	$5.0	$1.3	$4.8	$2.5	$10.6	$1.6	$12.0

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $2.5 million for the three months ended March 31, 2022 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $6.1 million for the three months ended March 31, 2022 compared to the prior year period primarily due to (i) a $2.7 million decrease in credit loss reserves in 2022 related to the COVID-19 Pandemic (Note 11), (ii) $1.7 million from Core Portfolio property acquisitions in 2021 and 2022 , and (iii) $0.9 million from the conversion of tenants from cash to accrual basis.

Gain on disposition of properties of $4.6 million in 2021 relates to the sale of 60 Orange Street (Note 2).

Realized and unrealized holding gains on investments and other for our Core Portfolio includes $1.2 million for the three months ended March 31, 2022 related to the bargain purchase gain on the acquisition of the Williamsburg Collection (Note 2).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio increased $2.7 million for the three months ended March 31, 2022 compared to the prior year period , primarily due to a decrease in credit loss reserves in 2022 at unconsolidated properties related to the COVID-19 Pandemic.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $10.6 million for the three months ended March 31, 2022 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $7.4 million for the three months ended March 31, 2022 compared to the prior year period primarily due to (i) $4.0 million from Fund property acquisitions in 2021 (Note 2), (ii) a $2.3 million decrease in credit loss reserves in 2022 related to the COVID-19 Pandemic (Note 11), and (iii) $1.2 million from development projects placed into service during 2021.

Depreciation and amortization for the Funds increased $2.2 million for the three months ended March 31, 2022 compared to the prior year period primarily due to Fund acquisitions in 2021.

Gain on disposition of properties of $28.8 million relates to the sale of Cortlandt Crossing at Fund III, Mayfair and Dauphin at Fund IV and a New Towne outparcel at Fund V in 2022 (Note 2).

Realized and unrealized holding gains on investments and other for the Funds increased $8.1 million for the three months ended March 31, 2022 compared to the prior year period, due to a $6.6 million increase in the mark-to-market adjustment on the Investment in Albertsons, and $1.5 million related to the Company's proportionate share of the gain on sale of Fund III's interest in Self Storage Management (Note 4).

Equity in earnings (losses) of unconsolidated affiliates for the Funds decreased $1.5 million for the three months ended March 31, 2022 compared to the prior year period primarily due to the gain on sale related to two land parcels at Riverdale Family Center in Fund V in 2021 (Note 4).

Net (income) loss attributable to noncontrolling interests for the Funds decreased $29.6 million for the three months ended March 31, 2022 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $2.4 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively.

Structured Financing

Interest income for the Structured Financing portfolio increased $1.2 million for the three months ended March 31, 2022 compared to the prior year period due to loans issued during 2021.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $2.9 million for the three months ended March 31, 2022 compared to the prior year period due to $2.0 million related to acquisition costs (Note 2) and $0.8 million from an increase in salaries and headcount.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2022	2021
		(As Restated)
Consolidated operating income (a)	$40,042	$8,752
Add back:
General and administrative	11,937	8,992
Depreciation and amortization	33,713	30,640

Less:
Above/below-market rent, straight-line rent and other adjustments	(6,596)	(4,456)
Gain on disposition of properties	(28,815)	(4,612)
Consolidated NOI	50,281	39,316

Noncontrolling interest in consolidated NOI	(15,785)	(10,272)
Less: Operating Partnership's interest in Fund NOI included above	(4,073)	(2,535)
Add: Operating Partnership's share of unconsolidated joint ventures NOI	3,773	3,300
NOI - Core Portfolio	$34,196	$29,809

(a) Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties that we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended March 31,
	2022	2021
Core Portfolio NOI	$34,196	$29,809
Less properties excluded from Same-Property NOI	(4,356)	(2,600)
Same-Property NOI	$29,840	$27,209

Percent change from prior year period	9.7%

Components of Same-Property NOI:
Same-Property Revenues	$43,242	$39,888
Same-Property Operating Expenses	(13,402)	(12,679)
Same-Property NOI	$29,840	$27,209

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

	Three Months Ended March 31, 2022
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	25	25
GLA commencing	297,828	297,828
New base rent	$32.37	$32.83
Expiring base rent	$30.04	$29.68
Percent growth in base rent	7.8%	10.6%
Average cost per square foot (a)	$22.21	$22.21
Weighted average lease term (years)	6.1	6.1

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

	Three Months Ended March 31,
	2022	2021
		(As Restated)
Net income attributable to Acadia	$16,838	$4,817

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	24,313	23,807
Gain on disposition of properties (net of noncontrolling interests' share)	(6,876)	(5,096)
Income attributable to Common OP Unit holders	998	347
Distributions - Preferred OP Units	123	123
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$35,396	$23,998

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	93,285,565	86,323,267
Weighted-average OP Units outstanding	5,314,108	5,119,639
Basic weighted-average shares and OP Units outstanding, FFO	98,599,673	91,442,906
Assumed conversion of Preferred OP Units to Common Shares	464,623	464,623
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	311,878	23,093
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	99,376,174	91,930,622

Diluted Funds from operations, per Common Share and Common OP Unit	$0.36	$0.26

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity and Cash Requirements

Generally, our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments, which include the funding of our capital committed to the Funds and property acquisitions and development/re-tenanting activities within our Core Portfolio, (iii) distributions to our Fund investors, (iv) debt service and loan repayments and (v) share repurchases.

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2022, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $14.3 million.

Investments

During the three months ended March 31, 2022, we made three new consolidated investments in our Core Portfolio and Fund V acquired two unconsolidated properties totaling $292.2 million as described below (Note 2, Note 4):

•
On January 12, 2022, the Company acquired a retail condominium referred to as 121 Spring Street located in Soho, New York City, for $39.6 million, inclusive of transaction costs.
•
On February 18, 2022, the Company invested $97.8 million in a group of properties referred to as the Williamsburg Collection located in Brooklyn, New York.
•
On March 2, 2022, the Company acquired a single-tenant retail building referred to as 8833 Beverly Boulevard located in West Hollywood, California, for $24.1 million, inclusive of transaction costs.
•
On March 21, 2022, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as Wood Ridge Plaza located in Houston, Texas, for $49.3 million, inclusive of transaction costs.
•
On March 30, 2022, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as La Frontera Village located in Round Rock, Texas, for $81.4 million, inclusive of transaction costs.

During the three months ended March 31, 2022, the Company made no new investments within its Structured Financing portfolio.

Capital Commitments

During the three months ended March 31, 2022, we made capital contributions aggregating $25.2 million to our Funds. At March 31, 2022, our share of the remaining capital commitments to our Funds aggregated $45.1 million as follows:

•
$0.3 million to Fund II – During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which our share was $4.5 million. During 2021 and 2022, Mervyn’s II recalled $11.9 million and $2.6 million, respectively, of the $15.7 million, of which our share is $3.4 million and $0.7 million, respectively.
•
$0.5 million to Fund III – Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$9.7 million to Fund IV – Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•
$34.6 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our initial share was $104.5 million.

Development Activities

During the three months ended March 31, 2022, capitalized costs associated with development activities totaled $1.2 million (Note 2). At March 31, 2022, we had a total of six consolidated and one unconsolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $76.5 million to $101.2 million, and our estimated share was approximately $43.5 million to $54.7 million. Substantially all remaining development and redevelopment costs are discretionary.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2022	2021

Total Debt - Fixed and Effectively Fixed Rate	$975,941	$1,038,803
Total Debt - Variable Rate	850,330	780,935
	1,826,271	1,819,738
Net unamortized debt issuance costs	(7,045)	(7,946)
Unamortized premium	420	446
Total Indebtedness	$1,819,646	$1,812,238

As of March 31, 2022, our consolidated indebtedness aggregated $1,826.3 million, excluding unamortized premium of $0.4 million and net unamortized loan costs of $7.0 million, and were collateralized by 38 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from LIBOR + 1.40% to 5.89% with maturities that ranged from May 2, 2022 to April 15, 2035. Taking into consideration $798.2 million of notional principal under variable to fixed-rate swap agreements currently in effect, $975.9 million of the portfolio debt, or 53.4%, was fixed at a 3.93% weighted-average interest rate and $850.3 million, or 46.6% was floating at a 2.57% weighted average interest rate as of March 31, 2022. Our variable-rate debt includes $107.3 million of debt subject to interest rate caps.

Without regard to available extension options, at March 31, 2022 at there was $614.0 million of debt maturing in 2022 at a weighted-average interest rate of 3.78%; there was $5.3 million of scheduled principal amortization due in the remainder of 2022; and our share of scheduled remaining 2022 principal payments and maturities on our unconsolidated debt was $11.8 million. In addition, $173.5 million of our total consolidated debt and $47.0 million of our pro-rata share of unconsolidated debt will come due in 2023. As it relates to the aforementioned maturing debt in 2022 and 2023, we have options to extend consolidated debt aggregating $156.2 million and $80.8 million at March 31, 2022, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. Of the debt maturing in 2022 and 2023, $256.7 million and $39.5 million, respectively, relates to Fund II's City Point property and Fund II is actively pursuing refinancing of these obligations or drawing additional capital from Fund II's investors. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all.

Share Repurchase Program

We maintain a share repurchase program under which $122.6 million remains available as of March 31, 2022 (Note 10). We did not repurchase any shares under this program during the three months ended March 31, 2022.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at March 31, 2022 totaled $36.2 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. In addition, from time to time, we have issued and may issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the three months ended March 31, 2022, the Company sold 5,150,832 of its Common Shares for net proceeds of $111.5 million, at a weighted-average price per share of $22.44, through the ATM Program.

Fund Capital

During the three months ended March 31, 2022, Funds II and V called for capital contributions of $2.6 million and $121.7 million, respectively, of which our aggregate share was $25.2 million. At March 31, 2022, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were $0.9 million, $1.4 million, $32.2 million and $137.5 million, respectively.

Asset Sales and Other Transactions

During the three months ended March 31, 2022, the Company disposed of three consolidated Fund properties, one land parcel and one unconsolidated investment as follows:

•
On January 26, 2022, Fund IV sold its consolidated Mayfair Shopping Center for $23.7 million, repaid the related mortgage of $11.3 million and recognized a gain of $7.1 million, of which the Company's proportionate share was $1.8 million (Note 2).
•
On February 1, 2022, Fund V sold a land parcel at its consolidated New Town Center property for $2.2 million, and recognized a gain of $1.8 million, of which the Company’s proportionate share was $0.4 million. Fund V used a portion of the proceeds to repay $1.1 million of the property's mortgage (Note 2).
•
On February 9, 2022, Fund III sold its consolidated Cortlandt Crossing property for $65.5 million and repaid the related debt of $34.5 million. Fund III recognized a gain of $13.3 million, of which the Company's proportionate share was $7.1 million (Note 2).
•
On March 4, 2022, Fund IV sold its consolidated Dauphin Plaza property for $21.7 million and repaid the related debt of $12.0 million. Fund IV recognized a gain of $6.6 million, of which the Company's proportionate share was $1.7 million (Note 2).
•
On March 9, 2022, the Company sold its interest in Self Storage Management, for $6.0 million and recognized a gain of $1.5 million (Note 4). The Company acquired Fund III's unconsolidated interest in Self Storage Management from the shareholders of Fund III earlier in the quarter.

Structured Financing Repayments

During the three months ended March 31, 2022 the Company foreclosed on one Structured Financing loan in the amount of $10.0 million including accrued interest. The Company also has one Structured Financing investment in the amount of $21.6 million, including accrued interest that previously matured and has not been repaid. The Company has two loans totaling $29.5 million that will mature during the remainder of 2022 (Note 3).

Financing and Debt

As of March 31, 2022, we had $158.0 million of additional capacity under existing Core Portfolio and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 86 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2022 with the cash flow for the three months ended March 31, 2021 (in millions, totals may not add due to rounding):

	Three Months Ended March 31,
	2022	2021	Variance

Net cash provided by operating activities	$26.5	$31.0	$(4.5)
Net cash (used in) provided by investing activities	(150.1)	12.6	(162.7)
Net cash provided by (used in) financing activities	144.0	(47.2)	191.2
Increase (decrease) in cash and restricted cash	$20.5	$(3.6)	$24.1

Operating Activities

Our operating activities provided $4.5 million less cash during the year ended March 31, 2022 as compared to the year ended March 31, 2021, primarily due to a decrease in cash receipts from tenants in 2022.

Investing Activities

During the year ended March 31, 2022 as compared to the year ended March 31, 2021, our investing activities used $162.7 million more cash, primarily due to (i) $163.3 million more cash used to acquire properties in 2022, (ii) $93.8 million more cash used for investments in and advances to unconsolidated affiliates and (iii) $4.5 million of cash used for acquisition of investment interests in 2022. These uses of cash were partially offset by $100.9 million more cash received from the disposition of properties.

Financing Activities

Our financing activities provided $191.2 million more cash during the year ended March 31, 2022 as compared to the year ended March 31, 2021, primarily from (i) $111.5 million more cash provided by the sale of Common Shares, (ii) $87.9 million more cash provided from contributions from noncontrolling interests, and (iii) $22.9 million more cash provided from net borrowings. These sources of cash were partially offset by (i) $18.0 million more cash used for distributions to noncontrolling interests, and (ii) $13.4 million more cash used in dividends paid to common shareholders.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		March 31, 2022
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Family Center at Riverdale (b)	18.0%	$4.4	3.68%	May 2022
Promenade at Manassas (c)	22.8%	6.2	4.57%	Dec 2022
Eden Square	22.8%	5.2	2.64%	Mar 2023
Gotham Plaza	49.0%	8.9	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
3104 M Street	20.0%	0.8	4.00%	Jan 2024
Crossroads	49.0%	30.3	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	3.26%	Dec 2024
Paramus Plaza (b)	11.6%	3.3	2.65%	Dec 2024
Frederick County Square (c)	18.1%	4.0	4.00%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Wood Ridge Plaza (b)	18.1%	5.8	3.63%	Mar 2025
650 Bald Hill Road	20.8%	3.3	3.75%	Jun 2026
Georgetown Portfolio	50.0%	7.7	4.72%	Dec 2027
Total		$188.3

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at March 31, 2022, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2022

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2022, we had total mortgage and other notes payable of $1,826.3 million, excluding the unamortized premium of $0.4 million and net unamortized debt issuance costs of $7.0 million, of which $975.9 million, or 53.4% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $850.3 million, or 46.6%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of March 31, 2022, we were party to 23 interest rate swaps and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $798.2 million and $107.3 million of variable-rate debt, respectively.

The following table sets forth information as of March 31, 2022 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$2.1	$—	$2.1	—%
2023	2.9	—	2.9	—%
2024	2.7	7.3	10.0	4.7%
2025	2.8	254.4	257.2	4.1%
2026	2.7	409.3	412.0	4.1%
Thereafter	7.7	107.9	115.6	4.3%
	$20.9	$778.9	$799.8

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$3.2	$614.0	$617.2	3.8%
2023	3.8	166.8	170.6	3.3%
2024	2.6	199.5	202.1	3.2%
2025	0.2	2.4	2.6	3.8%
2026	0.1	33.9	34.0	3.1%
Thereafter	—	—	—	—%
	$9.9	$1,016.6	$1,026.5

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$1.2	$10.6	$11.8	4.2%
2023	1.4	45.6	47.0	3.9%
2024	1.2	43.7	44.9	3.6%
2025	0.4	74.7	75.1	4.3%
2026	0.3	3.0	3.3	3.8%
Thereafter	0.3	5.9	6.2	4.7%
	$4.8	$183.5	$188.3

Without regard to available extension options, in the remainder of 2022, $619.3 million of our total consolidated debt and $11.8 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $173.5 million of our total consolidated debt and $47.0 million of our pro-rata share of unconsolidated debt will become due in 2023. As it relates to the aforementioned maturing debt in 2022 and 2023, we have options to extend consolidated debt aggregating $156.2 million and $80.8 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. Of the debt maturing in 2022 and 2023, $256.7 million and $39.5 million, respectively, relates to Fund II's City Point property and Fund II is actively pursuing refinancing of these obligations or drawing additional capital from Fund II's investors. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $8.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.9 million. Interest expense on our variable-rate debt of $850.3 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2022, would increase $8.5 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2022, the fair value of our total consolidated outstanding debt would decrease by approximately $7.1 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $8.5 million.

As of March 31, 2022, and December 31, 2021, we had consolidated notes receivable of $153.2 million and $153.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2022, the fair value of our total outstanding notes receivable would decrease by approximately $1.8 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.8 million.

Summarized Information as of December 31, 2021

As of December 31, 2021, we had total mortgage and other notes payable of $1,819.7 million, excluding the unamortized premium of $0.4 million and unamortized debt issuance costs of $7.9 million, of which $1,038.8 million, or 57.1% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $780.9 million, or 42.9%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of December 31, 2021, we were party to 28 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $860.4 million and $110.5 million of variable-rate debt, respectively.

Interest expense on our variable-rate debt of $780.9 million as of December 31, 2021, would have increased $7.8 million if corresponding rate indices increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2021, the fair value of our total outstanding debt would have decreased by approximately $8.4 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $16.0 million.

Changes in Market Risk Exposures from December 31, 2021 to March 31, 2022

Our interest rate risk exposure from December 31, 2021, to March 31, 2022, has increased on an absolute basis, as the $780.9 million of variable-rate debt as of December 31, 2021, has increased to $850.3 million as of March 31, 2022. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 42.9% of our consolidated debt as of December 31, 2021 compared to 46.6% as of March 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of March 31, 2022 due to the material weakness in our internal control over financial reporting described below.

Previously Reported Material Weakness

As disclosed in Item 9A. “Controls and Procedures” of our Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to an error in accounting treatment at the time of formation related to the improper consolidation of two Fund investments that are less-than-wholly-owned through the Company’s opportunity funds.

Management is in the process of remediating the material weakness and believes that the consolidated financial statements, and related notes thereto included in this Quarterly Report on Form 10-Q fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Remediation

We have commenced measures to remediate the identified material weakness. We performed additional procedures to assess the population of less-than-wholly-owned investments at year end and are implementing additional controls in this area. Until the material weakness is remediated, we will continue to perform additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

ITEM 1A. RISK FACTORS.

Except to the extent additional factual information disclosed elsewhere in this Report relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Executive Vice President and
Chief Financial Officer

By:	/s/ Richard Hartmann
Richard Hartmann
Senior Vice President and
Chief Accounting Officer

Dated: May 5, 2022