Form 10-Q
period 2022-06-30
ACADIA REALTY TRUST
filed 2022-08-05
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022 there were 94,931,674 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2022	2021
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,441,176	$3,219,373
Real estate under development	203,036	203,773
Net investments in real estate	3,644,212	3,423,146
Notes receivable, net	137,306	153,886
Investments in and advances to unconsolidated affiliates	333,529	322,326
Other assets, net	204,432	186,509
Right-of-use assets - operating leases, net	39,024	40,743
Cash and cash equivalents	23,921	17,746
Restricted cash	11,023	9,813
Rents receivable, net	45,437	43,625
Assets of properties held for sale	—	63,952
Total assets	$4,438,884	$4,261,746

LIABILITIES
Mortgage and other notes payable, net	$1,104,355	$1,140,293
Unsecured notes payable, net	613,384	559,040
Unsecured line of credit	96,487	112,905
Accounts payable and other liabilities	197,094	236,415
Lease liability - operating leases, net	37,030	38,759
Dividends and distributions payable	18,398	14,460
Distributions in excess of income from, and investments in, unconsolidated affiliates	8,918	9,939
Total liabilities	2,075,666	2,111,811
Commitments and contingencies
Redeemable noncontrolling interest
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 94,928,598 and 89,303,545 shares, respectively	95	89
Additional paid-in capital	1,895,556	1,754,383
Accumulated other comprehensive income (loss)	11,240	(36,214)
Distributions in excess of accumulated earnings	(214,279)	(196,645)
Total Acadia shareholders’ equity	1,692,612	1,521,613
Noncontrolling interests	670,606	628,322
Total equity	2,363,218	2,149,935
Total liabilities and equity	$4,438,884	$4,261,746

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2022	2021	2022	2021
Revenues		(As Restated)		(As Restated)
Rental income	$80,559	$72,069	$160,026	$138,067
Other	3,700	988	5,740	3,177
Total revenues	84,259	73,057	165,766	141,244
Operating expenses
Depreciation and amortization	34,971	30,540	68,684	61,180
General and administrative	10,661	10,653	22,598	19,645
Real estate taxes	11,628	12,214	22,908	23,420
Property operating	13,567	12,636	26,917	25,845
Total operating expenses	70,827	66,043	141,107	130,090

Gain on disposition of properties	12,216	5,909	41,031	10,521
Operating income	25,648	12,923	65,690	21,675
Equity in earnings of unconsolidated affiliates	1,280	899	4,410	2,781
Interest and other income	2,961	2,054	5,896	3,754
Realized and unrealized holding (losses) gains on investments and other	(26,283)	1,842	(10,553)	6,967
Interest expense	(19,222)	(17,074)	(37,147)	(33,688)
(Loss) income from continuing operations before income taxes	(15,616)	644	28,296	1,489
Income tax provision	(209)	(192)	(24)	(340)
Net (loss) income	(15,825)	452	28,272	1,149
Net loss (income) attributable to noncontrolling interests	15,451	3,259	(11,808)	7,379
Net (loss) income attributable to Acadia	$(374)	$3,711	$16,464	$8,528

Basic and diluted (loss) income per share	$0.00	$0.04	$0.17	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
		(As Restated)		(As Restated)
Net (loss) income	$(15,825)	$452	$28,272	$1,149
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	17,050	(10,069)	52,784	23,487
Reclassification of realized interest on swap agreements	4,211	5,272	9,261	10,540
Other comprehensive income (loss)	21,261	(4,797)	62,045	34,027
Comprehensive income (loss)	5,436	(4,345)	90,317	35,176
Comprehensive loss (income) attributable to noncontrolling interests	11,154	2,109	(26,399)	334
Comprehensive income (loss) attributable to Acadia	$16,590	$(2,236)	$63,918	$35,510

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2022 and 2021 (As Restated)

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2022	94,508	$95	$1,864,060	$(5,724)	$(196,818)	$1,661,613	$746,593	$2,408,206
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	16	—	243	—	—	243	(243)	—
Issuance of Common Shares, net	375	—	7,968	—	—	7,968	—	7,968
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,087)	(17,087)	(1,286)	(18,373)
Acquisition of noncontrolling interest	—	—	22,870	—	—	22,870	(41,376)	(18,506)
Employee and trustee stock compensation, net	30	—	257	—	—	257	2,283	2,540
Noncontrolling interest distributions	—	—	—	—	—	—	(24,776)	(24,776)
Noncontrolling interest contributions	—	—	—	—	—	—	723	723
Comprehensive income (loss)	—	—	—	16,964	(374)	16,590	(11,154)	5,436
Reallocation of noncontrolling interests	—	—	158	—	—	158	(158)	—
Balance at June 30, 2022	94,929	$95	$1,895,556	$11,240	$(214,279)	$1,692,612	$670,606	$2,363,218
(As Restated)
Balance at April 1, 2021	86,302	$86	$1,683,552	$(41,962)	$(175,449)	$1,466,227	$619,581	$2,085,808
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	7	—	115	—	—	115	(115)	—
Issuance of Common Shares	2,072	2	45,675	—	—	45,677	—	45,677
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(13,263)	(13,263)	(1,052)	(14,315)
Employee and trustee stock compensation, net	38	—	225	—	—	225	2,399	2,624
Noncontrolling interest distributions	—	—	—	—	—	—	(4,355)	(4,355)
Noncontrolling interest contributions	—	—	—	—	—	—	5,868	5,868
Comprehensive loss	—	—	—	(5,947)	3,711	(2,236)	(2,109)	(4,345)
Reallocation of noncontrolling interests	—	—	1,119	—	—	1,119	(1,119)	—
Balance at June 30, 2021	88,419	$88	$1,730,686	$(47,909)	$(185,001)	$1,497,864	$619,098	$2,116,962

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2022 and 2021 (As Restated)

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935
Issuance of Common Shares, net	5,522	6	119,479	—	—	119,485	—	119,485
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	51		815	—	—	815	(815)	—
Dividends/distributions declared ($0.36 per Common Share/OP Unit)	—	—	—	—	(34,098)	(34,098)	(2,569)	(36,667)
Acquisition of noncontrolling interest	—	—	22,870	—	—	22,870	(41,376)	(18,506)
Employee and trustee stock compensation, net	52	—	687	—	—	687	5,671	6,358
Noncontrolling interest distributions	—	—	—	—	—	—	(47,556)	(47,556)
Noncontrolling interest contributions	—	—	—	—	—	—	99,852	99,852
Comprehensive income	—	—	—	47,454	16,464	63,918	26,399	90,317
Reallocation of noncontrolling interests	—	—	(2,678)	—	—	(2,678)	2,678	—
Balance at June 30, 2022	94,929	$95	$1,895,556	$11,240	$(214,279)	$1,692,612	$670,606	$2,363,218
As Restated
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165	$2,050,204
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	26	—	409	—	—	409	(409)	—
Issuance of Common Shares	2,072	2	45,675	—	—	45,677	—	45,677
Dividends/distributions declared ($0.30 per Common Share/OP Unit)	—	—	—	—	(26,208)	(26,208)	(2,100)	(28,308)
Employee and trustee stock compensation, net	52	—	687	—	—	687	6,448	7,135
Noncontrolling interest distributions	—	—	—	—	—	—	(10,031)	(10,031)
Noncontrolling interest contributions	—	—	—	—	—	—	17,109	17,109
Comprehensive income (loss)	—	—	—	26,982	8,528	35,510	(334)	35,176
Reallocation of noncontrolling interests	—	—	750	—	—	750	(750)	—
Balance at June 30, 2021	88,419	$88	$1,730,686	$(47,909)	$(185,001)	$1,497,864	$619,098	$2,116,962

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net income	$28,272	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,684	61,180
Gain on disposition of properties and other investments	(42,504)	(10,521)
Net unrealized holding losses (gains) on investments	13,114	(8,565)
Stock compensation expense	6,358	7,135
Straight-line rents	(5,546)	(2,685)
Equity in earnings of unconsolidated affiliates	(4,410)	(2,781)
Distributions of operating income from unconsolidated affiliates	6,761	1,387
Adjustments to straight-line rent reserves	(462)	584
Amortization of financing costs	2,498	2,510
Non-cash lease expense	1,718	2,066
Adjustments to allowance for credit loss	(1,387)	1,094
Termination of ground lease	—	(3,615)
Other, net	(4,155)	(1,869)
Changes in assets and liabilities:
Rents receivable	3,863	2,777
Other liabilities	(2,715)	3,040
Accounts payable and accrued expenses	(3,834)	(342)
Prepaid expenses and other assets	233	(450)
Lease liability - operating leases	(1,729)	(1,533)
Net cash provided by operating activities	64,759	50,561
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(242,633)	—
Proceeds from the disposition of properties and other investments, net	156,783	63,901
Investments in and advances to unconsolidated affiliates and other	(99,946)	(4,623)
Development, construction and property improvement costs	(25,281)	(15,740)
Refund (payment) of deposits for properties under contract	350	(1,000)
Change in control of previously unconsolidated affiliate	3,592	—
Return of capital from unconsolidated affiliates and other	57,581	8,717
Payment of deferred leasing costs	(3,807)	(2,720)
Acquisition of investment interests	(4,527)	—
Proceeds from notes receivable	16,000	—
Issuance of notes receivable	—	(15,995)
Net cash (used in) provided by investing activities	(141,888)	32,540
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	574,783	49,295
Principal payments on unsecured debt	(535,927)	(102,800)
Proceeds from the sale of Common Shares	119,485	45,675
Capital contributions from noncontrolling interests	99,852	17,109
Principal payments on mortgage and other notes	(114,800)	(52,408)
Distributions to noncontrolling interests	(49,878)	(11,202)
Dividends paid to Common Shareholders	(30,407)	(12,945)
Proceeds received on mortgage and other notes	43,037	5,828
Deferred financing and other costs	(3,125)	(6,707)
Acquisition of noncontrolling interest	(18,506)	—
Net cash provided by (used in) financing activities	84,514	(68,155)
Increase in cash and restricted cash	7,385	14,946
Cash of $17,746 and $18,699 and restricted cash of $9,813 and $11,096, respectively, beginning of period	27,559	29,795
Cash of $23,921 and $33,079 and restricted cash of $11,023 and $11,662, respectively, end of period	$34,944	$44,741

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2022	2021
Supplemental disclosure of cash flow information		(As Restated)
Cash paid during the period for interest, net of capitalized interest of $1,313 and $1,832 respectively	$22,189	$20,666
Cash paid for income taxes, net of (refunds)	$183	$344

Supplemental disclosure of non-cash investing and financing activities
Distribution declared and payable on July 15, 2022, and July 15, 2021, respectively	$18,172	$14,314
Assumption of accounts payable and accrued expenses through acquisition of real estate	$4,062	$—
Right-of-use assets, operating leases exchanged for operating lease liabilities	$—	$412
Reclassification of non-controlling interest in excess of amount paid to additional paid-in capital	$22,870	$—

Change in control of previously unconsolidated investment due to foreclosure
Increase in real estate	$(55,791)	$—
Increase in mortgage notes payable	35,970	—
Decrease in investments in and advances to unconsolidated affiliates	17,822	—
Decrease in notes receivable	5,306	—
Decrease in reserve on note receivable	(4,582)	—
Decrease in accrued interest on notes receivable	4,691	—
Change in other assets and liabilities	176	—
Increase in cash and restricted cash upon change of control	$3,592	$—

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2022 and December 31, 2021, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2022, the Company has ownership interests in 152 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 51 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 203 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2022 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of June 30, 2022 (b, c)
Fund II and Mervyns II (c)	6/2004	40.00%	$385.3	$—	40.00%	8%	$172.1
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	601.5
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	212.4
Fund V (d)	8/2016	20.10%	347.9	172.1	20.10%	6%	71.7

(a)
Amount represents the current economic ownership at June 30, 2022, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)
During the second quarter of 2022, the Company increased its ownership in Fund II and Mervyns II by 11.67% with the investment of $18.5 million. During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share. During 2021 and 2022, Mervyn’s II recalled $11.9 million and $3.8 million, respectively, of the $15.7 million, of which the Company's share is $3.4 million and $1.2 million, respectively.
(d)
As of April 8, 2021, Fund V's investment period was extended to August 25, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Restatement of Prior Year Amounts

As discussed in the Company's 2021 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), the Company restated each of the quarterly and year-to-date periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Amounts as of or for the period ended June 30, 2021 depicted in these interim consolidated financial statements as "As Restated" are taken from the Company's restatement disclosures in the Annual Report on Form 10-K for the year ended December 31, 2021. See the 2021 consolidated financial statements included in the Annual Report for details of the restatement adjustments.

Segments

At June 30, 2022, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance in this update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined, and amends ASC 820 to clarify that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The guidance in the ASU is effective for all periods beginning after December 15, 2023 with early application permitted and may be applied prospectively. The Company's investment in Albertsons is subject to a contractual sale restriction, however, the Company does not consider this sale restriction in measuring its fair value (Note 8). As a result, the implementation of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	June 30,	December 31,
	2022	2021

Land	$845,022	$739,641
Buildings and improvements	3,043,234	2,892,051
Tenant improvements	206,285	199,925
Construction in progress	12,494	11,131
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	4,132,121	3,867,834
Less: Accumulated depreciation and amortization	(690,945)	(648,461)
Operating real estate, net	3,441,176	3,219,373
Real estate under development	203,036	203,773
Net investments in real estate	$3,644,212	$3,423,146

Acquisitions and Foreclosure

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company acquired (through purchase, investment or foreclosure) the following consolidated retail properties and other real estate investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2022 Acquisitions and Foreclosure
Core
121 Spring Street - New York, NY	100%	Jan 12, 2022	$39,637
Williamsburg Collection - Brooklyn, NY (a)	(a)	Feb 18, 2022	97,750
8833 Beverly Boulevard - West Hollywood, CA	100%	Mar 2, 2022	24,117
Henderson Avenue Portfolio - Dallas, TX (b)	100%	Apr 18, 2022	85,192
Subtotal Core			246,696

Fund III
640 Broadway - New York, NY (Foreclosure) (c)	100%	Jan 26, 2022	59,207
Subtotal Fund III			59,207
Total 2022 Acquisitions and Foreclosure			$305,903

2021 Acquisitions
Core
14th Street Portfolio - Washington, DC	100%	Dec 23, 2021	$26,320
Subtotal Core			26,320

Fund V
Canton Marketplace - Canton, GA	100%	Aug 20, 2021	50,954
Monroe Marketplace - Selinsgrove, PA	100%	Sept 9, 2021	44,796
Monroe Marketplace (Parcel) - Selinsgrove, PA	100%	Nov 12, 2021	1,029
Midstate - East Brunswick, NJ	100%	Dec 14, 2021	71,867
Subtotal Fund V			168,646
Total 2021 Acquisitions			$194,966

a)
The Williamsburg Collection entity is a variable interest entity and the Company consolidates the entity because it is the entity's primary beneficiary. The Company invested $2.8 million in its 49.99% equity interest and, through a separate lending subsidiary, provided a $64.1 million first mortgage loan and a $30.9 million mezzanine loan to subsidiaries of the venture (such equity and loans have been eliminated in consolidation). Pursuant to the entity’s operating agreement, the venture partner has a one-time right to put its 50.01% interest in the entity (the "Williamsburg NCI", which is further described in Note 8) to the Company for fair value at a future date. Given the preferred rate of return of the Company embedded in its equity interests and the accruing debt senior to the equity, the Company did not attribute any initial redemption

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

value to the Williamsburg NCI and recognized a bargain purchase gain of $1.2 million, which is included in Realized and unrealized holding (losses) gains on investments and other in the consolidated statements of operations.
b)
The Henderson Avenue Portfolio comprises 14 operating retail assets, one residential building and two development and redevelopment sites.
c)
The entity was previously accounted for as an equity method investment until an affiliate of Fund III acquired the venture partner's interest in a foreclosure action. Fund III now indirectly owns 100% of the entity and consolidates it (Note 4).

For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company capitalized $1.2 million and $3.6 million of acquisition costs in connection with the 2022 Acquisitions and Foreclosure and the 2021 Acquisitions, respectively. In addition, during the six months ended June 30, 2022, the Company expensed $2.0 million of acquisition costs (including a $1.5 million acquisition fee paid to an affiliate of a joint venture partner). Acquisition costs that were expensed are included in General and administrative expenses in the consolidated statements of operations. During the six months ended June 30, 2022, the Company assumed a $36.0 million mortgage with the consolidation of 640 Broadway and during the year ended December 31, 2021, the Company assumed a $31.8 million mortgage with the acquisition of Canton Marketplace (Note 7).

Purchase Price Allocations

The purchase prices for the 2022 Acquisitions and Foreclosure and 2021 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the periods presented (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2022	2021
Net Assets Acquired
Land	$120,037	$37,290
Buildings and improvements	169,075	134,065
Acquisition-related intangible assets (Note 6)	28,615	39,953
Accounts receivable, prepaids and other assets	4,077	—
Accounts payable and other liabilities	(661)	—
Acquisition-related intangible liabilities (Note 6)	(14,077)	(16,342)
Net assets acquired	$307,066	$194,966

Consideration
Cash	$242,633	$161,846
Carrying value of note receivable exchanged in foreclosure (Note 3)	5,416	—
Existing interest in previously unconsolidated investment (Note 4)	17,822	—
Debt assumed	35,970	31,801
Liabilities assumed	4,062	1,319
Total consideration	305,903	194,966
Gain on bargain purchase	1,163	—
	$307,066	$194,966

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dispositions

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2022 Dispositions
NE Grocer Portfolio (Selected Assets) - Pennsylvania	Fund IV	Jan 26, 2022 Mar 4, 2022	$45,350	$13,784
New Towne (Parcel) - Canton, MI	Fund V	Feb 1, 2022	2,231	1,776
Cortlandt Crossing - Westchester County, New York	Fund III	Feb 9, 2022	65,533	13,255
Lincoln Place - Fairview Heights, IL	Fund IV	May 25, 2022	40,670	12,216
Total 2022 Dispositions			$153,784	$41,031

2021 Dispositions
60 Orange St - Bloomfield, NJ	Core	Jan 29, 2021	$16,400	$4,612
654 Broadway - New York, NY	Fund III	May 19, 2021	10,000	111
NE Grocer Portfolio (Selected Assets) - Maine	Fund IV	Jun 18, 2021	39,925	5,064
Total 2021 Dispositions (a)			$66,325	$9,787

a)
Does not include the gain on lease termination of $0.7 million related to the Fund IV lease at 110 University Place (Note 11).

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold as well as the lease that was terminated (Note 11) during the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$501	$4,781	$2,428	$9,763
Expenses	(636)	(4,765)	(1,917)	(9,516)
Gain on disposition of properties	12,216	5,909	41,031	10,521
Net (income) loss attributable to noncontrolling interests	(9,290)	(4,556)	(31,801)	(4,741)
Net income attributable to Acadia	$2,791	$1,369	$9,741	$6,027

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2022		Six Months Ended June 30, 2022			June 30, 2022
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$42,517	$9,610	$986	$—	2	$53,113
Fund II	—	35,125	—	845	—	—	35,970
Fund III	1	24,296	—	602	—	1	24,898
Fund IV (a)	1	101,835	—	71	12,851	1	89,055
Total	2	$203,773	$9,610	$2,504	$12,851	4	$203,036

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

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At June 30, 2022, consolidated development projects included: a portion of City Center and the Henderson Portfolio for the Core Portfolio, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III, and a portion of 717 N. Michigan Avenue at Fund IV. In addition, at June 30, 2022, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue.

During the six months ended June 30, 2022, the Company:

•
placed a portion of one Fund IV property, 717 N. Michigan Avenue, into service; and
•
placed two Core properties in the Henderson Portfolio into development.

At December 31, 2021, consolidated development projects included: a portion of City Center for Core, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III and 717 N. Michigan Avenue at Fund IV. In addition, at December 31, 2021, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue. During the year ended December 31, 2021, the Company:

•
placed portions of one Core project, City Center, into service in the first and second quarter of 2021;
•
disposed of building improvements related to one Fund IV project, 110 University Place, in connection with a lease termination in the second quarter of 2021 (Note 11);
•
placed the remaining portion of one Fund IV property, 717 N. Michigan Avenue, into development in the fourth quarter of 2021; and
•
placed a portion of Fund II’s City Point Phase III into service in the fourth quarter of 2021.

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

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	June 30,	December 31,	June 30, 2022
Description	2022	2021	Number	Maturity Date	Interest Rate

Core Portfolio (a)	$138,331	$154,332	7	Apr 2020 - Dec 2027	4.65% - 12.00%
Fund III	—	5,306	—	—	—
Total notes receivable	138,331	159,638
Allowance for credit loss	(1,025)	(5,752)
Notes receivable, net	$137,306	$153,886	7

a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million at June 30, 2022 and December 31, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2022, the Company:

•
through Fund III obtained the remaining venture partner's interest in an entity that held a property, which was collateral for a note with a balance of $5.3 million, accrued interest of $4.7 million less credit loss reserve of $4.6 million, via a foreclosure auction in January 2022. The entity was previously accounted for as an equity method investment until Fund III acquired the venture partner's interest in a foreclosure auction. Fund III now owns 100% of the entity and consolidates it (Note 4);
•
received full payment on a $16.0 million Core Portfolio loan during the second quarter. See Note 15 for repayments subsequent to June 30, 2022; and
•
decreased the credit loss reserve by $0.1 million as a result of the aforementioned repayment.

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

Default

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at June 30, 2022 and December 31, 2021. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value at June 30, 2022 and December 31, 2021.

Allowance for Credit Losses

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company’s loan in relation to other debt secured by the collateral and the prospects of the borrower.

Earnings from these notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 12). Interest receivable is included in Other assets (Note 5).

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, there were four non-collateral-dependent loans with a total amortized cost of $129.2 million, inclusive of accrued interest of $14.7 million, for which an allowance for credit losses has been recorded aggregating $1 million at June 30, 2022. For two loans in this portfolio, aggregating $27.9 million, inclusive of accrued interest of $4.1 million at June 30, 2022, the Company has elected to apply a practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at June 30, 2022, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	June 30,	December 31,
Portfolio	Property	June 30, 2022	2022	2021

Core:	840 N. Michigan (a)	88.43%	$51,498	$51,513
	Renaissance Portfolio	20%	28,966	28,466
	Gotham Plaza	49%	29,370	29,187
	Georgetown Portfolio	50%	4,076	4,089
	1238 Wisconsin Avenue (b)	80%	8,984	5,895
			122,894	119,150

Mervyns II:	KLA/ABS (c)	36.7%	110,039	124,316

Fund III:	Self Storage Management (b)	0%	—	207
	640 Broadway (d)	100%	—	17,825
			—	18,032

Fund IV:	Fund IV Other Portfolio	98.57%	11,696	12,675
	650 Bald Hill Road	90%	10,860	11,677
	Paramus Plaza	50%	1,526	1,975
			24,082	26,327

Fund V:	Family Center at Riverdale (a)	89.42%	11,692	12,449
	Tri-City Plaza	90%	8,883	6,827
	Frederick County Acquisitions	90%	12,588	10,748
	Wood Ridge Plaza	90%	14,355	—
	La Frontera Village	90%	24,401	—
			71,919	30,024

Various:	Due from (to) Related Parties		612	666
	Other (e)		3,983	3,811
	Investments in and advances to unconsolidated affiliates		$333,529	$322,326

Core:	Crossroads (f)	49%	$8,918	$9,939
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$8,918	$9,939

a)
Represents a tenancy-in-common interest.
b)
Represents a variable interest entity for which the Company was determined not to be the primary beneficiary.
c)
Includes an interest in Albertsons at fair value, as described below ("Investment in Albertsons") (Note 8).
d)
In January 2022, the Company foreclosed on partner's interest and now owns 100% and consolidates the entity (Note 2).
e)
Includes cost-method investments in Storage Post, Fifth Wall and other investments.
f)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may be required to return distributions to fund future obligations of the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2022, the Company:

•
through Fund V, acquired a 90% interest in a venture for $26.5 million, which acquired La Frontera Village, a shopping center located in Round Rock, Texas for $81.4 million. In addition, Fund V made a bridge loan to the entity for $52.0 million during the first quarter, which was repaid during the second quarter. On June 10, 2022, the venture entered into a $57.0 million mortgage loan, of which $55.5 million was funded at closing;
•
through Fund V, acquired a 90% interest in a venture for $15.3 million, which acquired Wood Ridge Plaza, a shopping center located in Houston, Texas for $49.3 million during the first quarter. In addition, on March 21, 2022 the Wood Ridge Plaza venture entered into a $36.6 million mortgage loan, of which $32.3 million was funded at closing;
•
through Fund III, foreclosed on the remaining 37% interest in 640 Broadway during the first quarter. Accordingly, the Company now consolidates this property (Note 2);
•
through Fund III, sold its investment in Self Storage Management for $6.0 million and recognized its proportionate gain of approximately $1.5 million during the first quarter, which is included in Realized and unrealized holding (losses) gains on investments and other in the consolidated statements of operations;
•
funded $0.2 million of its capital commitment to its Fifth Wall investment during the second quarter; and
•
received cash dividends totaling $1.0 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding loss of $14.3 million reflecting the change in fair value of its Investment in Albertsons. In addition, during the second quarter, the entity that holds the shares of Albertsons extended the lockup period through September 10, 2022.

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million, $0.2 million, $0.1 million and $0.2 million for each of the three and six months ended June 30, 2022 and 2021, respectively, which are included in Other revenues in the consolidated statements of operations.

In addition, the Company's joint ventures paid to certain unaffiliated partners of its joint ventures, $0.3 million, $0.6 million, $0.3 million and $0.7 million for the three and six months ended June 30, 2022 and 2021, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of June 30, 2022, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	June 30,	December 31,
	2022	2021
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$694,044	$631,661
Real estate under development	12,074	8,112
Other assets	119,763	78,300
Total assets	$825,881	$718,073
Liabilities and partners’ equity:
Mortgage notes payable	$622,782	$571,461
Other liabilities	82,338	69,166
Partners’ equity	120,761	77,446
Total liabilities and partners’ equity	$825,881	$718,073

Company's share of accumulated equity	$152,582	$113,285
Basis differential	53,307	66,031
Deferred fees, net of portion related to the Company's interest	4,088	4,071
Amounts receivable/payable by the Company	612	666
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	210,589	184,053
Investments carried at fair value or cost	114,022	128,334
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	8,918	9,939
Investments in and advances to unconsolidated affiliates	$333,529	$322,326

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Combined and Condensed Statements of Operations
Total revenues	$23,954	$20,577	$47,071	$39,627
Operating and other expenses	(8,067)	(7,095)	(15,325)	(14,124)
Interest expense	(6,589)	(4,824)	(11,328)	(10,507)
Depreciation and amortization	(9,248)	(6,141)	(15,159)	(16,032)
Gain on disposition of properties (a)	—	—	—	3,206
Net income attributable to unconsolidated affiliates	$50	$2,517	$5,259	$2,170

Company’s share of equity in net income of unconsolidated affiliates	$1,533	$1,395	$4,915	$4,041
Income attributable to unconsolidated affiliates recently sold or consolidated	—	(234)	—	(562)
Basis differential amortization	(253)	(262)	(505)	(698)
Company’s equity in earnings of unconsolidated affiliates	$1,280	$899	$4,410	$2,781

a)
Represents the gain on the sale of two land parcels by the Family Center at Riverdale on January 4, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	June 30,	December 31,
(in thousands)	2022	2021
Other Assets, Net:
Lease intangibles, net (Note 6)	$119,785	$108,918
Deferred charges, net (a)	27,312	28,438
Accrued interest receivable (Note 3)	18,859	21,148
Prepaid expenses	14,960	17,230
Derivative financial instruments (Note 8)	14,098	7
Due from seller	3,036	3,364
Income taxes receivable	2,244	2,279
Other receivables	2,165	1,830
Corporate assets, net	1,466	1,648
Deposits	507	1,647
	$204,432	$186,509

(a) Deferred Charges, Net:
Deferred leasing and other costs	$59,517	$58,281
Deferred financing costs related to line of credit	9,517	9,953
	69,034	68,234
Accumulated amortization	(41,722)	(39,796)
Deferred charges, net	$27,312	$28,438

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$83,769	$76,778
Accounts payable and accrued expenses	55,999	56,580
Deferred income	34,119	38,373
Tenant security deposits, escrow and other	14,811	13,045
Lease liability - finance leases, net (Note 11)	6,814	6,612
Derivative financial instruments (Note 8)	1,582	45,027
	$197,094	$236,415

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$307,424	$(195,460)	$111,964	$290,819	$(189,981)	$100,838
Above-market rent	24,089	(16,268)	7,821	24,191	(16,111)	8,080
	$331,513	$(211,728)	$119,785	$315,010	$(206,092)	$108,918

Amortizable Intangible Liabilities
Below-market rent	$(181,663)	$98,268	$(83,395)	$(171,245)	$94,871	$(76,374)
Above-market ground lease	(671)	297	(374)	(671)	267	(404)
	$(182,334)	$98,565	$(83,769)	$(171,916)	$95,138	$(76,778)

During the six months ended June 30, 2022, the Company:

•
acquired in-place lease intangible assets of $27.8 million, above-market rents of $0.8 million, and below-market rents of $14.1 million with weighted-average useful lives of 6.4, 13.8, and 6.9 years, respectively (Note 2);
•
derecognized in-place lease intangible assets of $0.4 million and below-market rent of $1.8 million, of which the Company's share was $0.1 million and $0.4 million, respectively, related to disposed properties (Note 2); and
•
recorded accelerated amortization related to below-market rents of $1.0 million, of which the Company's share was $1.0 million related to notification of tenant non-renewals and early tenant lease terminations.

During the year ended December 31, 2021, the Company:

•
acquired in-place lease intangible assets of $34.7 million, above-market rents of $5.3 million, and below-market rents of $16.3 million with weighted-average useful lives of 5.8, 5.4, and 27.7 years, respectively (Note 2);
•
derecognized in-place lease intangible assets of $2.2 million and below-market rent of $4.4 million, of which the Company's share was $1.7 million and $3.0 million, respectively, related to disposed properties (Note 2); and
•
recorded accelerated amortization related to in-place lease intangible assets of $1.6 million and below-market rents of $3.6 million, of which the Company's share was $1.1 million and $3.1 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2022 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2022 (Remainder)	$3,562	$(20,895)	$29	$(17,304)
2023	6,549	(32,821)	58	(26,214)
2024	6,383	(25,451)	58	(19,010)
2025	5,956	(18,536)	58	(12,522)
2026	5,572	(14,112)	58	(8,482)
Thereafter	47,552	(149)	113	47,516
Total	$75,574	$(111,964)	$374	$(36,016)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	June 30,	December 31,	Maturity Date at	June 30,	December 31,
	2022	2021	June 30, 2022	2022	2021
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$144,250	$145,464
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jun 2026 - Nov 2028	60,460	72,957
Total Core Mortgages Payable				204,710	218,421
Fund II Variable Rate	LIBOR+2.75% - PRIME+2.00%	LIBOR+2.75% - PRIME+2.00%	Aug 2022 - Mar 2023	256,468	255,978
Fund III Variable Rate	LIBOR+3.10%	LIBOR+2.75%	Jul 2022	35,970	34,728
Fund IV Fixed Rate	4.50%	4.50%	Oct 2025	1,120	1,120
Fund IV Variable Rate	LIBOR+1.75%-LIBOR+3.65%	LIBOR+1.60%-LIBOR+3.65%	Aug 2022 - Jun 2026	181,380	221,832
Fund IV Variable Rate - Swapped (a)		3.48%-4.61%		—	23,316
Total Fund IV Mortgages and Other Notes Payable				182,500	246,268
Fund V Fixed Rate	3.35%	3.35%	May 2023	31,801	31,801
Fund V Variable Rate	LIBOR + 1.85% - SOFR + 2.76%	LIBOR + 1.85% - SOFR + 2.76%	Jun 2023 - Nov 2026	58,452	58,878
Fund V Variable Rate - Swapped (a)	2.43%-4.78%	2.43%-4.78%	Jan 2023 - Apr 2025	338,110	297,731
Total Fund V Mortgages Payable				428,363	388,410
Net unamortized debt issuance costs				(4,050)	(3,958)
Unamortized premium				394	446
Total Mortgages Payable				$1,104,355	$1,140,293
Unsecured Notes Payable
Core Variable Rate Unsecured Term Loans - Swapped (a)	3.65%-5.32%	3.65%-5.32%	Apr 2027	$575,000	$400,000
Fund II Unsecured Notes Payable	LIBOR+2.25%	LIBOR+2.25%	Sep 2022	40,000	40,000
Fund IV Subscription Facility	SOFR+2.01%	SOFR+2.01%	Dec 2022	—	5,000
Fund V Subscription Facility	LIBOR+1.90%	LIBOR+1.90%	May 2023	3,303	118,028

Net unamortized debt issuance costs				(4,919)	(3,988)
Total Unsecured Notes Payable				$613,384	$559,040
Unsecured Line of Credit
Core Unsecured Line of Credit - Variable Rate	LIBOR + 1.40%	LIBOR + 1.40%	Jun 2025	$80,192	$46,491
Core Unsecured Line of Credit -Swapped (a)	3.65%-5.32%	3.65%-5.32%	Jun 2025	16,295	66,414
Total Unsecured Line of Credit				$96,487	$112,905

Total Debt - Fixed Rate (b)				$1,167,036	$1,038,803
Total Debt - Variable Rate (c)				655,765	780,935
Total Debt				1,822,801	1,819,738
Net unamortized debt issuance costs				(8,969)	(7,946)
Unamortized premium				394	446
Total Indebtedness				$1,814,226	$1,812,238

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a)
At June 30, 2022, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.70% for Core variable-rate debt; LIBOR + 2.75% to PRIME + 2.00% for Fund II variable-rate debt; LIBOR + 3.10% for Fund III variable-rate debt; LIBOR 1.75% to LIBOR + 3.65% for Fund IV variable-rate debt; LIBOR + 1.50% to SOFR + 2.50% for Fund V variable-rate debt; LIBOR + 1.55% to SOFR + 1.60% for Core variable-rate unsecured term loans; and LIBOR + 1.40% for Core variable-rate unsecured lines of credit.
b)
Includes $989.9 million and $860.4 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
c)
Includes $107.3 million and $110.5 million, respectively, of variable-rate debt that is subject to interest cap agreements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Facilities

The Company has a $700.0 million senior unsecured credit facility, as amended (the “Credit Facility”), comprised of a $300.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at LIBOR + 1.40%, and a $400.0 million senior unsecured term loan (the “Term Loan”) which bears interest at LIBOR + 1.55%. The Revolver matures on June 29, 2025, subject to two six-month extension options, and the Term Loan matures on June 29, 2026. The Credit Facility provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The Revolver and Term Loan were swapped to fixed rates at June 30, 2022.

On April 6, 2022, the Company entered into an additional term loan (the "$175.0 Million Term Loan"). The $175.0 Million Term Loan bears interest at SOFR plus 1.5% and matures on April 6, 2027. In addition, during the second quarter of 2022, the Company entered into swaps totaling $150.0 million (Note 8) to fix SOFR at an average rate of 2.5% for borrowings under the $175.0 Million Term Loan. The proceeds of the $175.0 Million Term Loan were used to pay down the Revolver.

Mortgages and Other Notes Payable

During the six months ended June 30, 2022, the Company (amounts represent balances at the time of transactions):

•
entered into a new Fund mortgage in the amount of $50.2 million;
•
extended three Fund mortgages during the first quarter totaling $78.2 million (excluding principal reductions of $1.1 million) and two Fund mortgages during the second quarter totaling $62.2 million;
•
modified the terms of one mortgage during the first quarter which had an outstanding balance of $20.8 million prior to modification. The maturity date was extended from February 14, 2022 to February 14, 2023, and the interest rate was changed from LIBOR plus 1.60% to SOFR plus 1.75%; During the second quarter, the Company extended the term by two months and modified the $42.2 million (excluding principal reductions of $8.6 million) Fund IV bridge facility changing the rate to SOFR plus 2.56%;
•
entered into a swap agreement during the first quarter with a notional value of $15.1 million for its New Towne Center mortgage replacing the existing swap that expired (Note 8); During the second quarter, the Company entered into a swap for a Fund V mortgage of $42.4 million fixing the all-in rate at 5.1%;
•
repaid one Core mortgage of $12.3 million during the first quarter and repaid three Fund mortgages in the aggregate amount of $57.8 million in connection with the sale of properties during the first quarter (Note 2); repaid one Fund mortgage during the second quarter in the amount of $22.7 million; and
•
made scheduled principal payments totaling $3.5 million and repaid $17.0 million on the Fund IV secured bridge facility.

During the year ended December 31, 2021, the Company (amounts represent balances at the time of transactions):

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At June 30, 2022 and December 31, 2021, the Company’s mortgages were collateralized by 34 and 37 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Operating Partnership has guaranteed up to $50.0 million of the Fund IV Bridge loan. The Company was not in default on any of its loan agreements at June 30, 2022. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

Unsecured Notes Payable

Unsecured notes payable for which total availability was $146.7 million and $16.3 million at June 30, 2022 and December 31, 2021, respectively, are comprised of the following:

•
The outstanding balance of the Term Loan was $400.0 million at each of June 30, 2022 and December 31, 2021. The Company previously entered into swap agreements fixing the rate of the Term Loan balance.
•
The outstanding balance of the $175.0 Million Term Loan was $175.0 million at June 30, 2022 and $0.0 at December 31, 2021. During the second quarter of 2022, the Company entered into swap agreements fixing the rate of the $175.0 Million Term Loan balance.
•
Fund II has a $40.0 million term loan collateralized by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. The outstanding balance of the Fund II term loan was $40.0 million at each of June 30, 2022 and December 31, 2021. There was no availability at each of June 30, 2022 and December 31, 2021.
•
Fund IV has a $5.0 million subscription line with an outstanding balance and total available credit of $0.0 and $5.0 million, respectively at June 30, 2022. The outstanding balance and total availability at December 31, 2021 were $5.0 million and $0.0 million, respectively. At June 30, 2022 and December 31, 2021, Fund IV also has $17.0 million and $0.0 million, respectively, available on its secured bridge facility.
•
Fund V has a $135.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $3.3 million and $124.7 million, respectively at June 30, 2022 reflecting outstanding letters of credit of $7.0 million and a capacity reduction in the second quarter of 2022. The outstanding balance and total available credit were $118.0 million and $16.3 million at December 31, 2021, respectively, reflecting outstanding letters of credit of $15.7 million.

Unsecured Revolving Line of Credit

At June 30, 2022 and December 31, 2021, the Company had a total of $199.5 million and $183.1 million available under its Revolver, reflecting borrowings of $96.5 million and $112.9 million and letters of credit of $4.0 million and $4.0 million, respectively. At each of June 30, 2022 and December 31, 2021, all of the Revolver was swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (Remainder)	$430,916
2023	238,792
2024	212,128
2025	204,220
2026	445,975
Thereafter	290,770
1,822,801
Unamortized premium	394
Net unamortized debt issuance costs	(8,969)
Total indebtedness	$1,814,226

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of June 30, 2022 of $93.8 million contractually due in the remainder of 2022 and $84.4 million contractually due in 2023; most for which the Company has

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

Of the debt maturing in 2022 and 2023, $256.7 million and $39.5 million, respectively, relates to Fund II's City Point property, which were refinanced in August 2022 (Note 15).

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

Money Market Funds — The Company has money market funds, which at times have zero balances and are included in Cash and cash equivalents in the consolidated balance sheets, and are comprised of government securities and/or U.S. Treasury bills. These funds were classified as Level 1 which include quoted prices from active markets to determine their fair values.

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2022 or 2021.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	14,098	—	—	7	—
Investment in Albertsons (Note 4)	110,039	—	—	124,316	—	—
Liabilities
Derivative financial instruments	—	1,582	—	—	45,027	—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

During 2021, the Company was impacted by the COVID-19 Pandemic, which caused the Company to reduce its forecasted operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

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

Redeemable Noncontrolling Interest

In connection with the Williamsburg Portfolio acquisition in February 2022 (Note 2), the Company evaluated the Williamsburg Noncontrolling Interest ("NCI"), which represents the venture partner's one-time right to put its 50.01% interest in the property to the Company for fair value at a future date. As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the amount of the senior debt that would accrue and the estimated fair value of the property, the initial fair value of the Williamsburg NCI was determined to be zero. The Company is required to periodically evaluate the noncontrolling interest and adjust it to fair value, should it become likely that the venture partner would receive consideration for exercising its put right. At June 30, 2022, the Company determined that the fair value of the Williamsburg NCI was zero.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	June 30, 2022	December 31, 2021
Core
Interest Rate Swaps	$185,295	Dec 2012 - Aug 2022	Dec 2022 - Jul 2030	2.92%	—	3.77%	Other Liabilities	$(1,582)	$(40,650)
Interest Rate Swap	416,460	Mar 2015 - Jun 2019	Mar 2025 - Jun 2029	1.71%	—	2.60%	Other Assets	7,431	—
	$601,755							$5,849	$(40,650)

Fund III
Interest Rate Caps	$35,970	Jan 2021	Jul 2022	3.00%	—	3.00%	Other Assets	$—	$—

Fund IV
Interest Rate Swaps	$—	Mar 2017 - Jan 2019	Apr 2022	1.97%	—	2.61%	Other Assets	$—	$—
Interest Rate Swaps	—						Other Liabilities	—	(167)
Interest Rate Caps	71,338	Dec 2020 - Jul 2021	Dec 2022-Jul 2023	3.00%	—	3.50%	Other Assets	97	7
	$71,338							$97	$(160)

Fund V
Interest Rate Swaps	$338,109	Jun 2018 - Apr 2022	Oct 2022 - Apr 2025	0.91%	—	2.88%	Other Assets	$6,570	$—
Interest Rate Swaps	—						Other Liabilities	—	(4,210)
	$338,109							$6,570	$(4,210)

Total asset derivatives								$14,098	$7
Total liability derivatives								$(1,582)	$(45,027)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $6.1 million included in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense within the next twelve months. As of June 30, 2022 and December 31, 2021, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2022		December 31, 2021
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$137,306	$133,989	$153,886	$154,093
Mortgage and Other Notes Payable (a)	3	1,108,011	1,075,664	1,143,805	1,125,571
Investment in non-traded equity securities (b)	3	3,828	6,009	3,656	4,062
Unsecured notes payable and Unsecured line of credit (c)	2	714,790	713,041	675,933	680,171

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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at June 30, 2022.

9. Commitments and Contingencies

The Company is involved in various matters of litigation arising out of, or incidental to, its business. While the Company is unable to predict with certainty the outcome of any particular matter, management does not expect, when such litigation is resolved, that the Company’s resulting exposure to loss contingencies, if any, will have a material adverse effect on its consolidated financial position.

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $39.4 million and $38.1 million as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, the Company had Core and Fund letters of credit outstanding of $11.0 million and $19.7 million, respectively (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the six months ended June 30, 2022:

•
The Company withheld 3,235 restricted shares of its Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense in connection with Restricted Shares and Units (Note 13) totaling $2.2 million and $2.3 million for the three months ended June 30, 2022 and 2021, and $3.2 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively.

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

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient and low-cost vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the first quarter of 2022. The Company sold 374,587 Common Shares under its ATM Program during the three months ended June 30, 2022 generating $8.3 million of gross proceeds and $8.0 million of net proceeds after related issuance costs at a weighted-average price per share of $22.25 and $21.67, respectively. The Company sold 5,525,419 Common Shares under its ATM Program during the six months ended June 30, 2022 generating $123.9 million of gross proceeds and $119.5 million of net proceeds after related issuance costs at a weighted-average price per share of $22.43 and $21.65, respectively. The Company did not sell or issue any Common Shares on a forward basis for the six months ended June 30, 2022 or the year ended December 31, 2021 and at June 30, 2022 had approximately $222.3 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the six months ended June 30, 2022 or 2021. Under the share repurchase program $122.6 million remains available as of June 30, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

March 15, 2021	$0.15	March 31, 2021	April 15, 2021
May 5, 2021	$0.15	June 30, 2021	July 15, 2021
August 5, 2021	$0.15	September 30, 2021	October 15, 2021
November 3, 2021	$0.15	December 31, 2021	January 14, 2022
February 15, 2022	$0.18	March 31, 2022	April 14, 2022
May 4, 2022	$0.18	June 30, 2022	July 15, 2022

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

Gains or Losses on Derivative Instruments
Balance at April 1, 2022	$(5,724)

Other comprehensive income before reclassifications - swap agreements	17,050
Reclassification of realized interest on swap agreements	4,211
Net current period other comprehensive income	21,261
Net current period other comprehensive income attributable to noncontrolling interests	(4,297)
Balance at June 30, 2022	$11,240

Balance at April 1, 2021	$(41,962)

Other comprehensive loss before reclassifications - swap agreements	(10,069)
Reclassification of realized interest on swap agreements	5,272
Net current period other comprehensive loss	(4,797)
Net current period other comprehensive income attributable to noncontrolling interests	(1,150)
Balance at June 30, 2021	$(47,909)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acadia's Share
Balance at January 1, 2022	$(36,214)

Other comprehensive income before reclassifications - swap agreements	52,784
Reclassification of realized interest on swap agreements	9,261
Net current period other comprehensive income	62,045
Net current period other comprehensive income attributable to noncontrolling interests	(14,591)
Balance at June 30, 2022	$11,240

Balance at January 1, 2021	$(74,891)

Other comprehensive income before reclassifications - swap agreements	23,487
Reclassification of realized interest on swap agreements	10,540
Net current period other comprehensive income	34,027
Net current period other comprehensive income attributable to noncontrolling interests	(7,045)
Balance at June 30, 2021	$(47,909)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at April 1, 2022	$101,355	$645,238	$746,593
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,286)	—	(1,286)
Net income (loss) for the three months ended June 30, 2022	151	(15,602)	(15,451)
Conversion of 15,701 Common OP Units to Common Shares by limited partners of the Operating Partnership	(243)	—	(243)
Other comprehensive income - unrealized gain on valuation of swap agreements	937	2,033	2,970
Reclassification of realized interest expense on swap agreements	29	1,298	1,327
Acquisition of noncontrolling interest (c)	—	(41,376)	(41,376)
Noncontrolling interest contributions	—	723	723
Noncontrolling interest distributions	—	(24,776)	(24,776)
Employee Long-term Incentive Plan Unit Awards	2,283	—	2,283
Reallocation of noncontrolling interests (d)	(158)	—	(158)
Balance at June 30, 2022	$103,068	$567,538	$670,606

Balance at April 1, 2021	$94,930	$524,651	$619,581
Distributions declared of $0.15 per Common OP Unit and distributions on Preferred OP Units	(1,052)	—	(1,052)
Net income (loss) for the three months ended June 30, 2021	398	(3,657)	(3,259)
Conversion of 7,173 Common OP Units to Common Shares by limited partners of the Operating Partnership	(115)	—	(115)
Other comprehensive loss - unrealized loss on valuation of swap agreements	(406)	(253)	(659)
Reclassification of realized interest expense on swap agreements	53	1,756	1,809
Noncontrolling interest contributions	—	5,868	5,868
Noncontrolling interest distributions	—	(4,355)	(4,355)
Employee Long-term Incentive Plan Unit Awards	2,399	—	2,399
Reallocation of noncontrolling interests (d)	(1,119)	—	(1,119)
Balance at June 30, 2021	$95,088	$524,010	$619,098

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total
Balance at January 1, 2022	$94,120	$534,202	$628,322
Distributions declared of $0.36 per Common OP Unit and distributions on Preferred OP Units	(2,569)	—	(2,569)
Net income for the six months ended June 30, 2022	1,274	10,534	11,808
Conversion of 51,307 Common OP Units to Common Shares by limited partners of the Operating Partnership	(815)	—	(815)
Other comprehensive income - unrealized gain on valuation of swap agreements	2,635	8,963	11,598
Reclassification of realized interest expense on swap agreements	74	2,919	2,993
Acquisition of noncontrolling interest (c)	—	(41,376)	(41,376)
Noncontrolling interest contributions	—	99,852	99,852
Noncontrolling interest distributions	—	(47,556)	(47,556)
Employee Long-term Incentive Plan Unit Awards	5,671	—	5,671
Reallocation of noncontrolling interests (d)	2,678	—	2,678
Balance at June 30, 2022	$103,068	$567,538	$670,606

Balance at January 1, 2021	$89,431	$519,734	$609,165
Distributions declared of $0.30 per Common OP Unit	(2,100)	—	(2,100)
Net income (loss) for the six months ended June 30, 2021	868	(8,247)	(7,379)
Conversion of 25,973 Common OP Units to Common Shares by limited partners of the Operating Partnership	(409)	—	(409)
Other comprehensive income - unrealized gain on valuation of swap agreements	1,494	1,890	3,384
Reclassification of realized interest expense on swap agreements	106	3,555	3,661
Noncontrolling interest contributions	—	17,109	17,109
Noncontrolling interest distributions	—	(10,031)	(10,031)
Employee Long-term Incentive Plan Unit Awards	6,448	—	6,448
Reallocation of noncontrolling interests (d)	(750)	—	(750)
Balance at June 30, 2021	$95,088	$524,010	$619,098

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,062,108 and 3,101,958 Common OP Units at June 30, 2022 and 2021, respectively; (ii) 188 Series A Preferred OP Units at each of June 30, 2022 and 2021; (iii) 126,593 Series C Preferred OP Units at each of June 30, 2022 and 2021; and (iv) 3,732,125 and 3,434,894 LTIP units at June 30, 2022 and 2021, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and six other subsidiaries.
(c)
Represents the acquisition of the 11.67% noncontrolling interest in Fund II and Mervyns II acquired on June 27, 2022 (Note 1) for $18.5 million.
(d)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the six months ended June 30, 2022 or the year ended December 31, 2021.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2022, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through June 30, 2022, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.

11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through June 20, 2066, with renewal options (as discussed further below). Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the six months ended June 30, 2022 and 2021, the Company earned $30.2 million and $29.3 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

Reserve Analysis

The activity for the reserves related to billed rents and straight-line rents (including those under specific operating leases where the collection of rents is assessed to be not probable) is as follows:

	Six Months Ended June 30, 2022
	Balance at Beginning of Period	Provision (Recovery), Net	Adjustments to Valuation Accounts	Write-Offs	Balance at End of Period

Allowance for credit loss - billed rents	$23,586	$(1,387)	$—	$(4,031)	$18,168
Straight-line rent reserves	14,885	(462)	—	(1,276)	13,147
Total - rents receivable	$38,471	$(1,849)	$—	$(5,307)	$31,315

Tenant Settlement

On September 24, 2021, the Company entered into a conditional settlement agreement with its former tenant ("Former Tenant") and lease guarantor at one of its Core properties for the payment by Former Tenant and guarantor of a minimum of $5.4 million in accordance with a payment schedule set forth and subject to the terms in the conditional settlement agreement. The payments relate to the Former Tenant’s default under the lease and its subsequent termination by the Company. Given the inherent uncertainties involving collectability, the Company has deferred any amounts not received in its consolidated financial statements and such amounts will be recognized when realized. Through June 30, 2022 the Company had received a total of $2.4 million, of which $1.5 million and $2.4 million was recognized as credit loss recoveries and included in Rental income on the statement of operations during the three and six months ended June 30, 2022, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As Lessee

During the six months ended June 30, 2022, there were no leasing transactions where the Company acted as lessee.

During the year ended December 31, 2021, the Company:

•
modified its Rye, New York corporate office lease during the first quarter of 2021. As a result of the modification, the lease was remeasured, and the lease liability and right-of-use asset were each reduced by $0.4 million; and
•
terminated its Fund IV lease at 110 University Place in New York City during the second quarter of 2021 (which was previously impaired in 2020) for $3.6 million, and de-recognized the related right-of-use asset of $31.4 million, lease liability of $46.0 million and building improvements and other assets totaling $10.3 million, resulting in a gain on lease termination of $0.7 million, or $0.2 million at the Company's share, which is reflected within Gain on disposition of properties in the consolidated statements of operations.

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$225	225	$451	$451
Interest on lease liabilities	102	97	202	192
Subtotal	327	322	653	643
Operating lease cost	1,295	2,230	2,670	4,516
Variable lease cost	22	19	42	34
Total lease cost	$1,644	$2,571	$3,365	$5,193

Other Information
Weighted-average remaining lease term - finance leases (years)			32.3	33.0
Weighted-average remaining lease term - operating leases (years)			13.8	14.4
Weighted-average discount rate - finance leases			6.3%	6.3%
Weighted-average discount rate - operating leases			5.1%	5.1%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of June 30, 2022, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2022 (Remainder)	$106,719	$2,685	$34
2023	221,953	5,389	—
2024	202,638	5,414	—
2025	170,740	5,329	—
2026	142,964	5,173	—
Thereafter	596,528	24,436	12,515
	1,441,542	48,426	12,549
Interest	—	(11,396)	(5,735)
Total	$1,441,542	$37,030	$6,814

a)
Amount represents contractual lease maturities at June 30, 2022 including any extension options that management determined were reasonably certain of exercise.
b)
Minimum rental payments exclude options or renewals not reasonably certain of exercise.

During the three and six months ended June 30, 2022 and 2021, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended June 30, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$53,225	$31,034	$—	$—	$84,259
Depreciation and amortization	(20,061)	(14,910)	—	—	(34,971)
Property operating expenses and real estate taxes	(14,932)	(10,263)	—	—	(25,195)
General and administrative expenses	—	—	—	(10,661)	(10,661)
Gain on disposition of properties	—	12,216	—	—	12,216
Operating income	18,232	18,077	—	(10,661)	25,648
Interest and other income	—	—	2,961	—	2,961
Realized and unrealized holding losses on investments and other	—	(26,383)	100	—	(26,283)
Equity in earnings of unconsolidated affiliates	788	492	—	—	1,280
Interest expense	(8,519)	(10,703)	—	—	(19,222)
Income tax provision	—	—	—	(209)	(209)
Net income (loss)	10,501	(18,517)	3,061	(10,870)	(15,825)
Net (income) loss attributable to noncontrolling interests	(366)	15,817	—	—	15,451
Net income (loss) attributable to Acadia	$10,135	$(2,700)	$3,061	$(10,870)	$(374)

	For the Three Months Ended June 30, 2021 (As Restated)
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$46,000	$27,057	$—	$—	$73,057
Depreciation and amortization	(17,333)	(13,207)	—	—	(30,540)
Property operating expenses and real estate taxes	(14,205)	(10,645)	—	—	(24,850)
General and administrative expenses	—	—	—	(10,653)	(10,653)
Gain on disposition of properties	—	5,909	—	—	5,909
Operating income	14,462	9,114	—	(10,653)	12,923
Interest and other income	—	—	2,054	—	2,054
Realized and unrealized holding gains on investments and other	—	2,841	(999)	—	1,842
Equity in earnings of unconsolidated affiliates	669	230	—	—	899
Interest expense	(7,350)	(9,724)	—	—	(17,074)
Income tax provision	—	—	—	(192)	(192)
Net income	7,781	2,461	1,055	(10,845)	452
Net (income) loss attributable to noncontrolling interests	(406)	3,665	—	—	3,259
Net income attributable to Acadia	$7,375	$6,126	$1,055	$(10,845)	$3,711

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Six Months Ended June 30, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$101,574	$64,192	$—	$—	$165,766
Depreciation and amortization	(37,736)	(30,948)	—	—	(68,684)
Property operating expenses and real estate taxes	(29,572)	(20,253)	—	—	(49,825)
General and administrative expenses	—	—	—	(22,598)	(22,598)
Gain on disposition of properties	—	41,031	—	—	41,031
Operating income	34,266	54,022	—	(22,598)	65,690
Interest and other income	—	—	5,896	—	5,896
Realized and unrealized holding losses on investments and other	1,163	(11,816)	100	—	(10,553)
Equity in earnings of unconsolidated affiliates	2,405	2,005	—	—	4,410
Interest expense	(16,115)	(21,032)	—	—	(37,147)
Income tax provision	—	—	—	(24)	(24)
Net income	21,719	23,179	5,996	(22,622)	28,272
Net income attributable to noncontrolling interests	(1,486)	(10,322)	—	—	(11,808)
Net income attributable to Acadia	$20,233	$12,857	$5,996	$(22,622)	$16,464

Real estate at cost (a)	$2,606,083	$1,729,074	$—	$—	$4,335,157
Total assets (a)	$2,513,011	$1,788,567	$137,306	$—	$4,438,884
Cash paid for acquisition of real estate	$242,633	$—	$—	$—	$242,633
Cash paid for development and property improvement costs	$16,248	$9,033	$—	$—	$25,281

	As of or for the Six Months Ended June 30, 2021 As Restated
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$88,350	$52,894	$—	$—	$141,244
Depreciation and amortization	(34,220)	(26,960)	—	—	(61,180)
Property operating expenses and real estate taxes	(27,862)	(21,403)	—	—	(49,265)
General and administrative expenses	—	—	—	(19,645)	(19,645)
Gain on disposition of properties	4,612	5,909	—	—	10,521
Operating income	30,880	10,440	—	(19,645)	21,675
Interest and other income	—	—	3,754	—	3,754
Realized and unrealized holding gains (losses) on investments and other	—	9,388	(2,421)	—	6,967
Equity in (losses) earnings of unconsolidated affiliates	(459)	3,240	—	—	2,781
Interest expense	(14,564)	(19,124)	—	—	(33,688)
Income tax provision	—	—	—	(340)	(340)
Net income	15,857	3,944	1,333	(19,985)	1,149
Net (income) loss attributable to noncontrolling interests	(1,013)	8,392	—	—	7,379
Net income attributable to Acadia	$14,844	$12,336	$1,333	$(19,985)	$8,528

Real estate at cost (a)	$2,323,767	$1,649,667	$—	$—	$3,973,434
Total assets (a)	$2,209,033	$1,705,799	$114,461	$—	$4,029,293
Cash paid for acquisition of real estate	$—	$—	$—	$—	$—
Cash paid for development and property improvement costs	$5,465	$10,275	$—	$—	$15,740

a)
Real estate at cost and total assets for the Funds segment include $660.0 million and $650.6 million, or $270.7 million and $189.0 million net of non-controlling interests, related to Fund II’s City Point property at June 30, 2022 and 2021, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Share Incentive and Other Compensation

Share Incentive Plan

The 2020 Share Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At June 30, 2022 a total of 1,490,135 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units - Employees

During the six months ended June 30, 2022, and the year ended December 31, 2021, the Company issued 600,672 and 636,646 LTIP Units and 13,178 and 11,244 restricted share units (“Restricted Share Units”), respectively, to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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
•
Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three-year forward-looking performance period relative to the constituents of the National Association of Real Estate Investment Trusts (“NAREIT”) Shopping Center Property Subsector and one-third (1/3) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the NAREIT Retail Property Sector (both on a non-weighted basis).
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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $13.0 million during the six months ended June 30, 2022 and $12.6 million during the year ended December 31, 2021. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $2.2 million and $2.3 million for the three months ended June 30, 2022 and 2021, and $3.2 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively and is recorded in General and administrative expense in the consolidated statements of operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During the six months ended June 30, 2022, the Company issued 28,555 LTIP Units and 29,935 Restricted Share Units as compensation to the Trustees of the Company. A portion of the LTIP Units and Restricted Share Units vest over three years with 33% vesting May 9, 2023 and the remaining amount vesting ratably on May 9, 2024 and May 9, 2025. The remaining awards vest on May 9, 2023. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $0.8 million for each of the six months ended June 30, 2022 and 2021, respectively, and is recorded in General and Administrative expense in the consolidated statements of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-Term Incentive Alignment Program

In 2009, the Company adopted the Long-Term Incentive Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 10.9% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of June 30, 2022 or December 31, 2021.

The Company recognized $0.4 million and $0.1 million of compensation expense for Funds III and V, respectively for the six months ended June 30, 2022 related to the Program in connection with the resignation of an employee. No compensation expense was recognized for the year ended December 31, 2021 related to the Program.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2020	89,911	$15.42	1,122,889	$24.38
Granted	43,078	19.94	666,967	19.48
Vested	(43,084)	16.85	(283,024)	26.66
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at December 31, 2021	89,746	16.87	1,415,195	20.85
Granted	43,113	21.36	629,227	21.16
Vested	(38,088)	20.10	(308,608)	22.88
Forfeited	(920)	43.76	(233,754)	32.72
Unvested at June 30, 2022	93,851	$17.35	1,502,060	$18.72

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2022 and the year ended December 31, 2021 were $21.17 and $19.51, respectively. As of June 30, 2022, there was $21.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested during the six months ended June 30, 2022 and the year ended December 31, 2021, was $0.8 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the six months ended June 30, 2022 and the year ended December 31, 2021, was $7.1 million and $7.5 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.3 million of compensation expense related to the following employee benefit plans for each of the six months ended June 30, 2022 and 2021.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 3,674 and 4,651 Common Shares were purchased by employees under the Purchase Plan for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Numerator:		(As Restated)		(As Restated)
Net (loss) income attributable to Acadia	$(374)	$3,711	$16,464	$8,528
Less: net income attributable to participating securities	—	(156)	(408)	(312)
(Loss) income from continuing operations net of income attributable to participating securities	$(374)	$3,555	$16,056	$8,216

Denominator:
Weighted average shares for basic earnings per share	94,944,772	86,824,445	94,119,752	86,575,240
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—	—
Employee unvested restricted shares	—	—	—	—
Denominator for diluted earnings per share	94,944,772	86,824,445	94,119,752	86,575,240

Basic and diluted (loss) earnings per Common Share from continuing operations attributable to Acadia	$0.00	$0.04	$0.17	$0.09

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	126,593	126,593	126,593	126,593
Series C Preferred OP Units - Common share equivalent	439,556	439,556	439,556	439,556
Restricted shares	69,948	70,827	69,948	70,827

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. Subsequent Events

Financing Activities

On July 5, 2022, the Company refinanced a mortgage on a Core property with an outstanding balance of $26.0 million with a new amortizing loan that matures on July 10, 2027 and bears interest at 4.00%.

On July 9, 2022, Fund III extended a mortgage on a property with an outstanding balance of $36.0 million to mature on July 9, 2023, pursuant to an existing extension option. In addition, Fund III placed $3.0 million in escrow for this obligation.

On July 29, 2022, the Company entered into a $75.0 million Term Loan maturing on July 29, 2029.

On August 1, 2022, Fund II refinanced its City Point debt with an aggregate outstanding balance of $297.9 million (Note 7) with a single $198.0 million mortgage loan, with initial proceeds of approximately $130.0 million. The mortgage has a three-year initial term and bears interest at SOFR + 2.5%. The mortgage is collateralized by the real estate assets of City Point, of which $50.0 million is guaranteed by the Operating Partnership (along with certain other obligations). The Company funded approximately $172.0 million of the refinancing (inclusive of closing and other costs), which included its pro-rata share of approximately $110.0 million and a loan to other Fund II investors of approximately $65.0 million (“City Point Loan”). The City Point Loan has a five-year term and is collateralized by the investors’ equity

On August 1, 2022, the Company acquired an additional 22% in City Point for approximately $75.0 million, further increasing its ownership to approximately 62% (40% at June 30, 2022). Additionally, each of the remaining partners in Fund II (comprising 38%) have a right to put their equity interests to the Company beginning in August 2023 and expiring in August 2027 at the greater of (i) a fixed cash amount of approximately $13.0 million or (ii) 595,000 Common Shares (in addition to the Company’s assumption of the City Point Loan). The right to exchange for Common Shares expires in August 2025.

Structured Financing Activity

On July 14, 2022, the Company received full payment of a $13.5 million first mortgage loan (Note 3), which was set to mature on August 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of June 30, 2022, we own or have an ownership interest in 203 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at June 30, 2022 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	1	38	694,139	85.0%
New York Metro	—	29	395,580	89.3%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Texas Metro	2	14	123,315	89.1%
Washington DC Metro	1	31	342,250	77.4%
Boston Metro	—	3	55,276	100.0%
Suburban	2	27	4,059,956	90.2%
Total Core Portfolio	8	144	5,694,273	88.8%
Acadia Share of Total Core Portfolio	8	144	5,323,981	90.5%

Fund Portfolio:
Fund II	—	1	541,070	51.0%
Fund III	1	1	4,637	91.6%
Fund IV	1	28	1,181,762	93.0%
Fund V	—	19	6,221,185	90.6%
Total Fund Portfolio	2	49	7,948,654	88.3%
Acadia Share of Total Fund Portfolio	2	49	1,666,121	86.1%

Total Core and Funds	10	193	13,642,927	88.5%
Acadia Share of Total Core and Funds	10	193	6,990,102	89.5%

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

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2022

Investments

During the six months ended June 30, 2022, we made four new consolidated investments in our Core Portfolio and Fund V acquired two unconsolidated properties totaling $377.4 million, as described below (Note 2, Note 4):

•
On January 12, 2022, we acquired a retail condominium referred to as 121 Spring Street located in Soho, New York City, for $39.6 million, inclusive of transaction costs.
•
On February 18, 2022, we invested $97.8 million in a group of properties referred to as the Williamsburg Collection located in Brooklyn, New York.
•
On March 2, 2022, we acquired a single-tenant retail building referred to as 8833 Beverly Boulevard located in West Hollywood, California, for $24.1 million, inclusive of transaction costs.
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
•
On April 18, 2022, we acquired a group of properties referred to as the Henderson Portfolio located in Dallas, Texas for $85.2 million inclusive of transaction costs.

On June 27, 2022, we made an $18.5 million investment in Fund II and Mervyns II increasing our ownership in each by 11.67% to 40% (Note1) and, subsequent to June 30, 2022, increased our ownership further to approximately 62% through an additional investment of $75.0 million (Note 15).

In addition and as discussed below, Fund III obtained the venture partner's interest in its 640 Broadway investment through a foreclosure proceeding and subsequently consolidated the property (Note 2, Note 4).

Dispositions of Real Estate

During the six months ended June 30, 2022, we disposed of four consolidated Fund properties, one land parcel and one unconsolidated investment as follows:

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
•
On March 9, 2022, we sold our interest in Self Storage Management, for $6.0 million and recognized a gain of $1.5 million (Note 4). We acquired Fund III's unconsolidated interest in Self Storage Management from the shareholders of Fund III earlier in the quarter.
•
On May 25, 2022, Fund IV sold its consolidated Lincoln Place shopping center for $40.7 million, repaid the related debt of $22.7 million and recognized a gain of $12.2 million, of which the Company's proportionate share was $3.0 million (Note 2).

We recognized aggregate gains of $41.0 million on the sales of the above properties during the six months ended June 30, 2022, of which our share is $9.8 million.

Financing Activity

During the six months ended June 30, 2022, we (Note 7):

•
entered into a new $175.0 Million Term Loan facility
•
extended five Fund mortgages totaling $140.4 million (excluding principal reductions of $1.1 million);
•
modified and extended one mortgage and the Fund IV Bridge Loan which had outstanding balance of $20.8 million and $42.2 million(excluding principal reduction of $8.4 million), respectively, prior to modification;
•
repaid one Core mortgage of $12.3 million and four Fund mortgages in an aggregate amount of $80.9 million in connection with the sales of properties (Note 2);
•
entered into one new mortgage at a Fund property for $50.2 million and two new mortgages at unconsolidated properties totaling $87.8 million; and
•
made scheduled principal payments of $3.5 million and repaid $17.0 million on the Fund IV bridge facility.

Structured Financing Investments

In January 2022, as discussed above, Fund III foreclosed upon its $5.3 million note receivable, which had previously been in default. In addition, one Core Portfolio loan receivable remains in default at June 30, 2022. In May 2022, the Company received full payment on a $16.0 million first mortgage loan (Note 3).

Equity Sales

We sold 374,587 and 5,525,419 of our Common Shares during the three and six months ended June 30, 2022 for net proceeds of $8.0 and $119.5 million, respectively, through our ATM Program (Note 10).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The results of operations by reportable segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	June 30, 2022				June 30, 2021				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$53.2	$31.0	$—	$84.3	$46.0	$27.1	$—	$73.1	$7.2	$3.9	$—	$11.2
Depreciation and amortization	(20.1)	(14.9)	—	(35.0)	(17.3)	(13.2)	—	(30.5)	2.8	1.7	—	4.5
Property operating expenses and real estate taxes	(14.9)	(10.3)	—	(25.2)	(14.2)	(10.6)	—	(24.9)	0.7	(0.3)	—	0.3
General and administrative expenses	—	—	—	(10.7)	—	—	—	(10.7)	—	—	—	—
Gain (loss) on disposition of properties	—	12.2	—	12.2	—	5.9	—	5.9	—	6.3	—	6.3
Operating income (loss)	18.2	18.1	—	25.6	14.5	9.1	—	12.9	3.7	9.0	—	12.7
Interest and other income	—	—	3.0	3.0	—	—	2.1	2.1	—	—	0.9	0.9
Realized and unrealized holding gains (losses) on investments and other	—	(26.4)	0.1	(26.3)	—	2.8	(1.0)	1.8	—	(29.2)	1.1	(28.1)
Equity in earnings (losses) of unconsolidated affiliates	0.8	0.5	—	1.3	0.7	0.2	—	0.9	0.1	0.3	—	0.4
Interest expense	(8.5)	(10.7)	—	(19.2)	(7.4)	(9.7)	—	(17.1)	1.1	1.0	—	2.1
Income tax (provision) benefit	—	—	—	(0.2)	—	—	—	(0.2)	—	—	—	—
Net income (loss)	10.5	(18.5)	3.1	(15.8)	7.8	2.5	1.1	0.5	2.7	(21.0)	2.0	(16.3)
Net (income) loss attributable to noncontrolling interests	(0.4)	15.8	—	15.5	(0.4)	3.7	—	3.3	—	12.1	—	12.2
Net income (loss) attributable to Acadia	$10.1	$(2.7)	$3.1	$(0.4)	$7.4	$6.1	$1.1	$3.7	$2.7	$(8.8)	$2.0	$(4.1)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $2.7 million for the three months ended June 30, 2022 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $7.2 million for the three months ended June 30, 2022 compared to the prior year period primarily due to (i) a $4.3 million increase from Core Portfolio property acquisitions in 2021 and 2022, (ii) a $1.5 million collection of cash for a fully reserved tenant, (iii) $1.1 million from tenant termination income (iv) $1.0 million from the write off of a tenant's below market lease and (v) $0.9 million from lease up within the Core Portfolio. These increases were offset by a $1.4 million increase in credit loss reserves in 2022.

Depreciation and amortization for our Core Portfolio increased $2.8 million for the three months ended June 30, 2022 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2021 and 2022.

Interest expense for our Core Portfolio increased $1.1 million for the three months ended June 30, 2022 compared to the prior year period primarily due to higher average outstanding borrowings in 2022.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $8.8 million for the three months ended June 30, 2022 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $3.9 million for the three months ended June 30, 2022 compared to the prior year period primarily due to (i) $4.7 million from consolidated Fund property acquisitions in 2021 (Note 2), and (ii) $1.7 million from lease up within the Funds. these increases were partially offset by a $3.0 million decrease from Fund property dispositions in 2021 and 2022.

Depreciation and amortization for the Funds increased $1.7 million for the three months ended June 30, 2022 compared to the prior year period primarily due to consolidated Fund acquisitions in 2021.

Gain on disposition of properties for the Funds increased $6.3 million for the three months ended June 30, 2022 compared to the prior year period due to the sale of Lincoln Place at Fund IV in 2022 compared to the sales of 654 Broadway at Fund III and the NE Grocer Portfolio and 110 University at Fund IV in 2021 (Note 2).

Realized and unrealized holding gains (losses) on investments and other for the Funds decreased $29.2 million for the three months ended June 30, 2022 compared to the prior year period, due to a decrease in the mark-to-market adjustment on the Investment in Albertsons.

Interest expense for the Funds increased $1.0 million for the three months ended June 30, 2022 compared to the prior year period primarily due to $0.7 million from higher average rates and $0.4 million from higher average outstanding borrowings in 2022.

Net (income) loss attributable to noncontrolling interests for the Funds increased $12.1 million for the three months ended June 30, 2022 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $2.4 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively.

Structured Financing

Interest and other income for the Structured Financing portfolio increased $0.9 million for the three months ended June 30, 2022 compared to the prior year period due to new loans issued during 2021. Realized and unrealized holding (losses) gains on investments and other increased $1.1 million for the Structure Financing Portfolio for the three months ended June 30, 2022 compared to the prior year due to a decrease in the allowance for credit loss.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

The results of operations by reportable segment for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended				Six Months Ended
	June 30, 2022				June 30, 2021				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$101.6	$64.2	$—	$165.8	$88.4	$52.9	$—	$141.2	$13.2	$11.3	$—	$24.6
Depreciation and amortization	(37.7)	(30.9)	—	(68.7)	(34.2)	(27.0)	—	(61.2)	3.5	3.9	—	7.5
Property operating expenses and real estate taxes	(29.6)	(20.3)	—	(49.8)	(27.9)	(21.4)	—	(49.3)	1.7	(1.1)	—	0.5
General and administrative expenses	—	—	—	(22.6)	—	—	—	(19.6)	—	—	—	3.0
Gain (loss) on disposition of properties	—	41.0	—	41.0	4.6	5.9	—	10.5	(4.6)	35.1	—	30.5
Operating income (loss)	34.3	54.0	—	65.7	30.9	10.4	—	21.7	3.4	43.6	—	44.0
Interest and other income	—	—	5.9	5.9	—	—	3.8	3.8	—	—	2.1	2.1
Realized and unrealized holding gains (losses) on investments and other	1.2	(11.8)	0.1	(10.6)	—	9.4	(2.4)	7.0	1.2	(21.2)	2.5	(17.6)
Equity in earnings (losses) of unconsolidated affiliates	2.4	2.0	—	4.4	(0.5)	3.2	—	2.8	2.9	(1.2)	—	1.6
Interest expense	(16.1)	(21.0)	—	(37.1)	(14.6)	(19.1)	—	(33.7)	1.5	1.9	—	3.4
Income tax (provision) benefit	—	—	—	—	—	—	—	(0.3)	—	—	—	0.3
Net income (loss)	21.7	23.2	6.0	28.3	15.9	3.9	1.3	1.1	5.8	19.3	4.7	27.2
Net (income) loss attributable to noncontrolling interests	(1.5)	(10.3)	—	(11.8)	(1.0)	8.4	—	7.4	(0.5)	(18.7)	—	(19.2)
Net income (loss) attributable to Acadia	$20.2	$12.9	$6.0	$16.5	$14.8	$12.3	$1.3	$8.5	$5.4	$0.6	$4.7	$8.0

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $5.4 million for the six months ended June 30, 2022 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $13.2 million for the six months ended June 30, 2022 compared to the prior year period primarily due to (i) $6.0 million from Core Portfolio property acquisitions in 2021 and 2022, (ii) a $1.5 million collection of cash for a fully reserved tenant, (iii) $1.3 million decrease in credit loss reserves in 2022 related to the COVID-19 Pandemic (Note 11), (iv) $1.1 million from tenant termination income, (v) $1.0 million from the write off of a tenant's below market lease, (vi) $0.9 million from the conversion of tenants from cash to accrual basis, and (vii) $0.9 million from lease up within the Core Portfolio.

Depreciation and amortization for our Core Portfolio increased $3.5 million for the six months ended June 30, 2022 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2021 and 2022.

Property operating expenses and real estate taxes for our Core Portfolio increased $1.7 million for the six months ended June 30, 2022 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2021 and 2022.

The gain (loss) on disposition of properties for our Core Portfolio of $4.6 million for the six months ended June 30, 2021 relates to the sale of 60 Orange Street (Note 2).

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio includes $1.2 million for the six months ended June 30, 2022 related to the bargain purchase gain on the acquisition of the Williamsburg Collection (Note 2).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio increased $2.9 million for the six months ended June 30, 2022 compared to the prior year period primarily due to a $1.6 million decrease in credit loss reserves in 2022 at unconsolidated properties related to the COVID-19 Pandemic as well as $1.3 million for the acceleration of a below market lease for a tenant.

Interest expense for our Core Portfolio increased $1.5 million for the six months ended June 30, 2022 compared to the prior year period primarily due to $1.8 million from higher average outstanding borrowings in 2022, partially offset by $0.4 million from lower average interest rates in 2022.

Net (income) loss attributable to noncontrolling interests for our Core Portfolio decreased $0.5 million for the six months ended June 30, 2022 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $0.6 million for the six months ended June 30, 2022 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $11.3 million for the six months ended June 30, 2022 compared to the prior year period primarily due to (i) $8.7 million from consolidated Fund property acquisitions in 2021 (Note 2), (ii) $2.9 million from development projects placed in service during 2021, and (iii) a $2.3 million decrease in credit loss reserves in 2022 related to the COVID-19 Pandemic (Note 11). These increases were offset by a $3.0 million decrease from consolidated Fund property dispositions in 2021 and 2022.

Depreciation and amortization for the Funds increased $3.9 million for the six months ended June 30, 2022 compared to the prior year period primarily due to Fund acquisitions in 2021.

Property operating expenses and real estate taxes for the Funds decreased $1.1 million for the six months ended June 30, 2022 compared to the prior year period primarily due to the termination of the ground lease for 110 University in 2021.

Gain on disposition of properties for the Funds increased $35.1 million for the six months ended June 30, 2022 compared to the prior year period due to the sales of Cortlandt Crossing at Fund III, Lincoln Place, Mayfair and Dauphin at Fund IV and a New Towne outparcel at Fund V in 2022 compared to dispositions of 654 Broadway at Fund III and the NE Grocer Portfolio and 110 University at Fund IV in 2021 (Note 2, Note 11).

Realized and unrealized holding gains (losses) on investments and other for the Funds decreased $21.2 million for the six months ended June 30, 2022 compared to the prior year period, due to a $22.8 million change in the mark-to-market adjustment on the Investment in Albertsons offset by $ 1.5 million related to the Company's proportionate share of the gain on sale of Fund III's interest in Self Storage Management (Note 4).

Equity in earnings (losses) of unconsolidated affiliates for the Funds decreased $1.2 million for the six months ended June 30, 2022 compared to the prior year period primarily due to the gain on sale related to two land parcels at Riverdale Family Center in Fund V in 2021 (Note 4).

Interest expense for the Funds increased $1.9 million for the six months ended June 30, 2022 compared to the prior year period primarily due to $1.3 million from higher average outstanding borrowings in 2022 and $0.6 million from higher average rates in 2022.

Net (income) loss attributable to noncontrolling interests for the Funds decreased $18.7 million for the six months ended June 30, 2022 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $4.8 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest and other income for the Structured Financing portfolio increased $2.1 million for the six months ended June 30, 2022 compared to the prior year period primarily due to new notes issued in 2021. Realized and unrealized holding gains (losses) on investments and other for the Structured Financing Portfolio increased $2.5 million for the six months ended June 30, 2022 compared to the prior year due to a decrease in the allowance for credit loss.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $3.0 million for the six months ended June 30, 2022 compared to the prior year period due to $2.0 million related to acquisition costs (Note 2) and $0.8 million from an increase in salaries and headcount.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Consolidated operating income (a)	$25,648	$12,923	$65,690	$21,675
Add back:
General and administrative	10,661	10,653	22,598	19,645
Depreciation and amortization	34,971	30,540	68,684	61,180

Less:
Above/below-market rent, straight-line rent and other adjustments	(5,667)	(4,476)	(12,263)	(8,932)
Gain on disposition of properties	(12,216)	(5,909)	(41,031)	(10,521)
Consolidated NOI	53,397	43,731	103,678	83,047

Noncontrolling interest in consolidated NOI	(15,313)	(11,451)	(31,098)	(21,723)
Less: Operating Partnership's interest in Fund NOI included above	(3,835)	(2,999)	(7,908)	(5,534)
Add: Operating Partnership's share of unconsolidated joint ventures NOI	3,567	3,764	7,340	7,064
NOI - Core Portfolio	$37,816	$33,045	$72,012	$62,854

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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties that we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Core Portfolio NOI	$37,816	$33,045	$72,012	$62,854
Less properties excluded from Same-Property NOI	(6,871)	(3,512)	(11,227)	(6,113)
Same-Property NOI	$30,945	$29,533	$60,785	$56,741

Percent change from prior year period	4.8%		7.1%

Components of Same-Property NOI:
Same-Property Revenues	$43,796	$42,719	$87,038	$82,607
Same-Property Operating Expenses	(12,851)	(13,186)	(26,253)	(25,866)
Same-Property NOI	$30,945	$29,533	$60,785	$56,741

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

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	14	14	39	39
GLA commencing	82,026	82,026	379,854	379,854
New base rent	$51.61	$54.59	$36.52	$37.53
Expiring base rent	$49.48	$47.31	$34.23	$33.49
Percent growth in base rent	4.3%	15.4%	6.7%	12.1%
Average cost per square foot (a)	$27.09	$27.09	$23.27	$23.27
Weighted average lease term (years)	6.0	6.0	6.1	6.1

(a) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its RCP investments such as Albertsons) in FFO. A reconciliation of net (loss) income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Net (loss) income attributable to Acadia	$(374)	$3,711	$16,464	$8,528

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	26,597	23,077	50,910	46,884
(Gain) loss on disposition of properties (net of noncontrolling interests' share)	(2,961)	933	(9,837)	(4,163)
Income attributable to Common OP Unit holders	28	275	1,026	622
Distributions - Preferred OP Units	123	123	246	246
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$23,413	$28,119	$58,809	$52,117

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	94,944,772	86,824,445	94,119,752	86,575,240
Weighted-average OP Units outstanding	5,311,396	5,134,501	5,313,646	5,127,111
Basic weighted-average shares and OP Units outstanding, FFO	100,256,168	91,958,946	99,433,398	91,702,351
Assumed conversion of Preferred OP Units to Common Shares	25,067	464,623	25,067	464,623
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	—	203,373	439,556	87,244
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	100,281,235	92,626,942	99,898,021	92,254,218

Diluted Funds from operations, per Common Share and Common OP Unit	$0.23	$0.30	$0.59	$0.56

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2022, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $32.7 million.

Investments

During the six months ended June 30, 2022, we made four new consolidated investments in our Core Portfolio and Fund V acquired two unconsolidated properties totaling $377.4 million as described below (Note 2, Note 4):

•
On January 12, 2022, we acquired a retail condominium referred to as 121 Spring Street located in Soho, New York City, for $39.6 million, inclusive of transaction costs.
•
On February 18, 2022, we invested $97.8 million in a group of properties referred to as the Williamsburg Collection located in Brooklyn, New York.
•
On March 2, 2022, we acquired a single-tenant retail building referred to as 8833 Beverly Boulevard located in West Hollywood, California, for $24.1 million, inclusive of transaction costs.
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
•
On April 18, 2022, we acquired a group of properties referred to as the Henderson Portfolio located in Dallas, Texas for $85.2 million inclusive of transaction costs.

On June 27, 2022, we made an $18.5 million investment in Fund II and Mervyns II increasing our ownership in each by 11.67% to 40% (Note1) and, subsequent to June 30, 2022, increased our ownership further to approximately 62% through an additional investment of $75.0 million (Note 15).

During the six months ended June 30, 2022, we made no new investments within our Structured Financing portfolio.

Capital Commitments

During the six months ended June 30, 2022, we made capital contributions aggregating $25.7 million to our Funds. Moreover, we made an additional $18.5 million investment in Fund II and Mervyns II, increasing its ownership in each from 28.33% to 40.0%. At June 30, 2022, our share of the remaining capital commitments to our Funds aggregated $44.8 million as follows:

•
$0 to Fund II – During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which our share was $4.5 million. During 2021 and 2022, Mervyn’s II recalled $11.9 million and $3.8 million, respectively, of the $15.7 million, of which our share is $3.4 million and $1.2 million, respectively.
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

Development Activities

During the six months ended June 30, 2022, capitalized costs associated with development activities totaled $2.5 million (Note 2). At June 30, 2022, we had a total of nine consolidated and one unconsolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $73.0 million to $97.7 million, and our estimated share was approximately $40.8 million to $52.0 million. Substantially all remaining development and redevelopment costs are discretionary.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2022	2021

Total Debt - Fixed and Effectively Fixed Rate	$1,167,036	$1,038,803
Total Debt - Variable Rate	655,765	780,935
	1,822,801	1,819,738
Net unamortized debt issuance costs	(8,969)	(7,946)
Unamortized premium	394	446
Total Indebtedness	$1,814,226	$1,812,238

As of June 30, 2022, our consolidated indebtedness aggregated $1,822.8 million, excluding unamortized premium of $0.4 million and net unamortized loan costs of $9.0 million, and were collateralized by 34 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from LIBOR + 1.40% to Prime + 2.0% with maturities that ranged from July 9, 2022 to April 15, 2035. Taking into consideration $989.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,167.0 million of the portfolio debt, or 64.0%, was fixed at a 3.96% weighted-average interest rate and $655.8 million, or 36.0% was floating at a 3.46% weighted average interest rate as of June 30, 2022. Our variable-rate debt includes $107.3 million of debt subject to interest rate caps.

Without regard to available extension options, at June 30, 2022 there was $426.9 million of debt maturing in 2022 at a weighted-average interest rate of 5.23%; there was $4.0 million of scheduled principal amortization due in the remainder of 2022; and our share of scheduled remaining 2022 principal payments and maturities on our unconsolidated debt was $7.0 million. In addition, $238.8 million of our total consolidated debt and $51.4 million of our pro-rata share of unconsolidated debt will come due in 2023. As it relates to the aforementioned maturing debt in 2022 and 2023, we have options to extend consolidated debt aggregating $93.8 million and $84.4 million at June 30, 2022, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. Of the debt maturing in 2022 and 2023, $256.7 million and $39.5 million, respectively, relates to Fund II's City Point property, which were refinanced in August 2022 (Note 15). For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all.

Share Repurchase Program

We maintain a share repurchase program under which $122.6 million remains available as of June 30, 2022 (Note 10). We did not repurchase any shares under this program during the six months ended June 30, 2022.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at June 30, 2022 totaled $23.9 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. In addition, from time to time, we have issued and may issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the three and six months ended June 30, 2022 we sold 374,587 and 5,525,419 of our

Common Shares for net proceeds of $8.0 and $119.5 million, respectively, at a weighted-average price per share of $21.67 and $21.65, respectively, through our ATM Program.

Fund Capital

During the six months ended June 30, 2022, Funds II and V called for capital contributions of $3.8 million and $121.7 million, respectively, of which our aggregate share was $25.7 million. At June 30, 2022, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were zero, $1.4 million, $32.2 million and $137.5 million, respectively.

Asset Sales and Other Transactions

During the six months ended June 30, 2022, we disposed of four consolidated Fund properties, one land parcel and one unconsolidated investment as follows:

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
•
On March 9, 2022, we sold its interest in Self Storage Management, for $6.0 million and recognized a gain of $1.5 million (Note 4). We acquired Fund III's unconsolidated interest in Self Storage Management from the shareholders of Fund III earlier in the quarter.
•
On May 25, 2022, Fund IV sold its consolidated Lincoln Place shopping center for $40.7 million, repaid the related debt of $22.7 million and recognized a gain of $12.2 million, of which the Company's proportionate share was $3.0 million (Note 2).

We recognized aggregate gains of $41.0 million on the sales of the above properties during the six months ended June 30, 2022, of which our share was $9.8 million.

Structured Financing Repayments

During the six months ended June 30, 2022 Fund III foreclosed on one Structured Financing loan in the amount of $10.0 million including accrued interest. We also have one Structured Financing investment in the amount of $21.6 million, including accrued interest that previously matured and has not been repaid. In May 2022, we received full payment on a $16.0 million first mortgage loan (Note 3). We have one loan for $13.5 million maturing during the remainder of 2022, which was repaid in July 2022 (Note 15).

Financing and Debt

As of June 30, 2022, we had $346.2 million of additional capacity under existing Core Portfolio and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 93 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2022 with the cash flow for the six months ended June 30, 2021 (in millions, totals may not add due to rounding):

	Six Months Ended June 30,
	2022	2021	Variance

Net cash provided by operating activities	$64.8	$50.6	$14.2
Net cash (used in) provided by investing activities	(141.9)	32.5	(174.4)
Net cash provided by (used in) financing activities	84.5	(68.2)	152.7
Increase in cash and restricted cash	$7.4	$14.9	$(7.5)

Operating Activities

Our operating activities provided $14.2 million more cash during the year ended June 30, 2022 as compared to the year ended June 30, 2021, primarily due to Core and Fund property acquisitions and an increase in cash receipts from tenants.

Investing Activities

During the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, our investing activities used $174.4 million more cash, primarily due to (i) $241.2 million more cash used to acquire properties in 2022, (ii) $95.3 million more cash used for investments in and advances to unconsolidated affiliates, (iii) $9.6 million more cash used for development, construction and property improvement costs and (iv) $4.5 million of cash used for acquisition of investment interests in 2022. These uses of cash were partially offset by (i) $92.9 million more cash received from the disposition of properties, (ii) $48.9 million more cash received from return of capital from unconsolidated affiliates and other, (iii) $16.0 million more cash received from proceeds from notes receivable and (iv) $16.0 less cash used in issuance of notes receivable.

Financing Activities

Our financing activities provided $152.7 million more cash during the year ended June 30, 2022 as compared to the year ended June 30, 2021, primarily from (i) 82.7 million more cash provided from contributions from noncontrolling interests, (ii) $73.8 million more cash provided by the sale of Common Shares, and (iii) $67.2 million more cash provided from net borrowings. These sources of cash were partially offset by (i) $57.2 million more cash used for the acquisition of and distributions to noncontrolling interests, and (ii) $17.5 million more cash used in dividends paid to common shareholders.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		June 30, 2022
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Family Center at Riverdale (b)	18.0%	$4.4	3.68%	May 2023
Promenade at Manassas (c)	22.8%	6.2	4.57%	Dec 2022
Eden Square	22.8%	5.2	2.64%	Mar 2023
Gotham Plaza	49.0%	8.9	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
3104 M Street	20.0%	0.8	4.00%	Jan 2024
Crossroads	49.0%	30.3	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	3.26%	Dec 2024
Paramus Plaza (b)	11.6%	3.3	2.65%	Dec 2024
Frederick County Square (c)	18.1%	4.0	4.00%	Jan 2025
840 N. Michigan	88.4%	65.0	4.36%	Feb 2025
Wood Ridge Plaza (b)	18.1%	5.8	3.63%	Mar 2025
650 Bald Hill Road	20.8%	3.3	3.75%	Jun 2026
La Frontera	18.1%	10.0	3.70%	Jun 2026
Georgetown Portfolio	50.0%	7.6	4.72%	Dec 2027
Total		$198.2

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at June 30, 2022, where applicable.
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

Information as of June 30, 2022

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2022, we had total mortgage and other notes payable of $1,822.8 million, excluding the unamortized premium of $0.4 million and net unamortized debt issuance costs of $9.0 million, of which $1,167.0 million, or 64.0% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $655.8 million, or 36.0%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of June 30, 2022, we were party to 27 interest rate swaps and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $989.9 million and $107.3 million of variable-rate debt, respectively.

The following table sets forth information as of June 30, 2022 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$1.4	$—	$1.4	—%
2023	2.9	—	2.9	—%
2024	2.7	7.3	10.0	4.7%
2025	2.8	156.5	159.3	4.1%
2026	2.7	409.3	412.0	4.1%
Thereafter	7.7	282.9	290.6	4.1%
	$20.2	$856.0	$876.2

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$2.6	$426.9	$429.5	3.8%
2023	4.2	231.7	235.9	3.3%
2024	2.6	199.6	202.2	3.2%
2025	0.2	44.8	45.0	3.8%
2026	0.1	33.9	34.0	3.1%
Thereafter	—	—	—	—%
	$9.7	$936.9	$946.6

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$0.8	$6.2	$7.0	4.2%
2023	1.4	50.0	51.4	3.9%
2024	1.2	43.7	44.9	3.6%
2025	0.4	74.7	75.1	4.3%
2026	0.3	3.0	3.3	3.8%
Thereafter	0.3	16.2	16.5	4.7%
	$4.4	$193.8	$198.2

Without regard to available extension options, in the remainder of 2022, $430.9 million of our total consolidated debt and $7.0 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $238.8 million of our total consolidated debt and $51.4 million of our pro-rata share of unconsolidated debt will become due in 2023. As it relates to the aforementioned maturing debt in 2022 and 2023, we have options to extend consolidated debt aggregating $93.8 million and $84.4 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. Of the debt maturing in 2022 and 2023, $256.7 million and $39.5 million, respectively, relates to Fund II's City Point property and was refinanced in August 2022 (Note 15). As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $7.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.6 million. Interest expense on our variable-rate debt of $655.8 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2022, would increase $6.6 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.8 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2022, the fair value of our total consolidated outstanding debt would decrease by approximately $6.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $7.8 million.

As of June 30, 2022, and December 31, 2021, we had consolidated notes receivable of $137.3 million and $153.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2022, the fair value of our total outstanding notes receivable would decrease by approximately $1.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.5 million.

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

Changes in Market Risk Exposures from December 31, 2021 to June 30, 2022

Our interest rate risk exposure from December 31, 2021, to June 30, 2022, has decreased on an absolute basis, as the $780.9 million of variable-rate debt as of December 31, 2021, has decreased to $655.8 million as of June 30, 2022. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 42.9% of our consolidated debt as of December 31, 2021 compared to 36.0% as of June 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of June 30, 2022 due to the material weakness in our internal control over financial reporting described below.

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

Dated: August 5, 2022