Form 10-Q
period 2022-09-30
ACADIA REALTY TRUST
filed 2022-11-04
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022 there were 94,956,716 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) the economic, political and social impact of, and uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”), including its impact on our tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets and rising inflation; (iii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iv) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (v) increases in our borrowing costs as a result of changes in interest rates and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (vi) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vii) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (viii) our ability to obtain the financial results expected from our development and redevelopment projects; (ix) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (x) our potential liability for environmental matters; (xi) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (REIT) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 Pandemic; (xv) the loss of key executives; (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts; and (xvii) the risk that the determination to restate the Prior Period Financial Statements could negatively affect investor confidence and raise reputational issues.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2022	2021
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,374,453	$3,219,373
Real estate under development	186,360	203,773
Net investments in real estate	3,560,813	3,423,146
Notes receivable, net	123,966	153,886
Investments in and advances to unconsolidated affiliates	317,422	322,326
Other assets, net	234,558	186,509
Right-of-use assets - operating leases, net	38,158	40,743
Cash and cash equivalents	18,068	17,746
Restricted cash	12,635	9,813
Rents receivable, net	46,821	43,625
Assets of properties held for sale	11,057	63,952
Total assets (a)	$4,363,498	$4,261,746

LIABILITIES
Mortgage and other notes payable, net	$945,235	$1,140,293
Unsecured notes payable, net	694,310	559,040
Unsecured line of credit	178,287	112,905
Accounts payable and other liabilities	201,033	236,415
Lease liability - operating leases, net	36,157	38,759
Dividends and distributions payable	18,393	14,460
Distributions in excess of income from, and investments in, unconsolidated affiliates	8,880	9,939
Total liabilities (a)	2,082,295	2,111,811
Commitments and contingencies
Redeemable noncontrolling interests	72,352	—
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value, authorized 200,000,000 shares, issued and outstanding 94,951,297 and 89,303,545 shares, respectively	95	89
Additional paid-in capital	1,940,033	1,754,383
Accumulated other comprehensive income (loss)	49,684	(36,214)
Distributions in excess of accumulated earnings	(287,262)	(196,645)
Total Acadia shareholders’ equity	1,702,550	1,521,613
Noncontrolling interests	506,301	628,322
Total equity	2,208,851	2,149,935
Total liabilities, equity and redeemable noncontrolling interests	$4,363,498	$4,261,746

(a)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the "Operating Partnership"), which is a consolidated variable interest entity ("VIE"). As of September 30, 2022, the assets and liabilities of the Operating Partnership includes $2.0 billion and $0.9 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. As of December 31, 2021, the assets and liabilities of the Operating Partnership includes $2.0 billion and $1.2 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2022	2021	2022	2021
Revenues		(As Restated)		(As Restated)
Rental income	$78,453	$70,302	$238,479	$208,369
Other	1,493	1,594	7,233	4,771
Total revenues	79,946	71,896	245,712	213,140
Operating expenses
Depreciation and amortization	33,744	30,064	102,428	91,244
General and administrative	10,170	9,910	32,768	29,555
Real estate taxes	11,749	11,028	34,657	34,448
Property operating	13,810	12,443	40,727	38,288
Impairment charges	33,311	9,925	33,311	9,925
Total operating expenses	102,784	73,370	243,891	203,460

Gain on disposition of properties	8,885	—	49,916	10,521
Operating (loss) income	(13,953)	(1,474)	51,737	20,201
Equity in (losses) earnings of unconsolidated affiliates	(50,579)	372	(46,169)	3,153
Interest and other income	3,994	2,354	9,890	6,108
Realized and unrealized holding (losses) gains on investments and other	(7,862)	46,493	(18,415)	53,460
Interest expense	(21,162)	(16,614)	(58,309)	(50,302)
(Loss) income from continuing operations before income taxes	(89,562)	31,131	(61,266)	32,620
Income tax benefit (provision)	17	(59)	(7)	(399)
Net (loss) income	(89,545)	31,072	(61,273)	32,221
Net loss attributable to redeemable noncontrolling interests	3,193	—	3,193	—
Net loss (income) attributable to noncontrolling interests	30,461	(19,065)	18,653	(11,686)
Net (loss) income attributable to Acadia	$(55,891)	$12,007	$(39,427)	$20,535

Basic (loss) income per share	$(0.59)	$0.13	$(0.42)	$0.23
Diluted (loss) income per share	$(0.61)	$0.13	$(0.43)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
		(As Restated)		(As Restated)
Net (loss) income	$(89,545)	$31,072	$(61,273)	$32,221
Other comprehensive income:
Unrealized gain on valuation of swap agreements	44,114	1,048	96,899	24,535
Reclassification of realized interest on swap agreements	1,518	5,476	10,778	16,016
Other comprehensive income	45,632	6,524	107,677	40,551
Comprehensive (loss) income	(43,913)	37,596	46,404	72,772
Comprehensive loss attributable to redeemable noncontrolling interests	3,193	—	3,193	—
Comprehensive loss (income) attributable to noncontrolling interests	23,273	(20,849)	(3,126)	(20,515)
Comprehensive (loss) income attributable to Acadia	$(17,447)	$16,747	$46,471	$52,257

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2022 and 2021 (As Restated)

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2022	94,929	$95	$1,895,556	$11,240	$(214,279)	$1,692,612	$670,606	$2,363,218	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	20	—	333	—	—	333	(333)	—	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,092)	(17,092)	(1,276)	(18,368)	—
Acquisition of noncontrolling interest	—	—	44,605	—	—	44,605	(50,435)	(5,830)	—
City Point Loan	—	—	—	—	—	—	—	—	(65,405)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(1,564)
Employee and trustee stock compensation, net	2	—	183	—	—	183	1,997	2,180	—
Noncontrolling interest distributions	—	—	—	—	—	—	(24,632)	(24,632)	—
Noncontrolling interest contributions	—	—	—	—	—	—	9,572	9,572	65,945
Comprehensive income (loss)	—	—	—	38,444	(55,891)	(17,447)	(23,273)	(40,720)	(3,193)
Reclassification of redeemable noncontrolling interests	—	—	—	—	—	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests	—	—	(644)	—	—	(644)	644	—	—
Balance at September 30, 2022	94,951	$95	$1,940,033	$49,684	$(287,262)	$1,702,550	$506,301	$2,208,851	$72,352
(As Restated)
Balance at July 1, 2021	88,419	$88	$1,730,686	$(47,909)	$(185,001)	$1,497,864	$619,098	$2,116,962	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	18	—	288	—	—	288	(288)	—	—
Cancellation of OP Units	—	—	—	—	—	—	(479)	(479)	—
Issuance of Common Shares	13	—	189	—	—	189	—	189	—
Dividends/distributions declared ($0.15 per Common Share/OP Unit)	—	—	—	—	(13,268)	(13,268)	(1,046)	(14,314)	—
Employee and trustee stock compensation, net	2	—	225	—	—	225	2,419	2,644	—
Noncontrolling interest distributions	—	—	—	—	—	—	(10,127)	(10,127)	—
Noncontrolling interest contributions	—	—	—	—	—	—	9,518	9,518	—
Comprehensive income	—	—	—	4,740	12,007	16,747	20,849	37,596	—
Reallocation of noncontrolling interests	—	—	2,060	—	—	2,060	(2,060)	—	—
Balance at September 30, 2021	88,452	$88	$1,733,448	$(43,169)	$(186,262)	$1,504,105	$637,884	$2,141,989	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2022 and 2021 (As Restated)

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—
Issuance of Common Shares, net	5,525	6	119,479	—	—	119,485	—	119,485	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	71	—	1,147	—	—	1,147	(1,147)	—	—
Dividends/distributions declared ($0.54 per Common Share/OP Unit)	—	—	—	—	(51,190)	(51,190)	(3,846)	(55,036)	—
Acquisition of noncontrolling interest	—	—	67,475	—	—	67,475	(91,811)	(24,336)	—
City Point Loan								—	(65,405)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(1,564)
Employee and trustee stock compensation, net	51	—	871	—	—	871	7,669	8,540	—
Noncontrolling interest distributions	—	—	—	—	—	—	(72,187)	(72,187)	—
Noncontrolling interest contributions	—	—	—	—	—	—	109,422	109,422	65,945
Comprehensive income (loss)	—	—	—	85,898	(39,427)	46,471	3,126	49,597	(3,193)
Reclassification of redeemable noncontrolling interests	—	—	—	—	—	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests	—	—	(3,322)	—	—	(3,322)	3,322	—	—
Balance at September 30, 2022	94,951	$95	$1,940,033	$49,684	$(287,262)	$1,702,550	$506,301	$2,208,851	$72,352
As Restated
Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165	$2,050,204	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	44	—	697	—	—	697	(697)	—	—
Cancellation of OP Units	—	—	—	—	—	—	(479)	(479)	—
Issuance of Common Shares	2,085	2	45,863	—	—	45,865	—	45,865	—
Dividends/distributions declared ($0.45 per Common Share/OP Unit)	—	—	—	—	(39,476)	(39,476)	(3,146)	(42,622)	—
Employee and trustee stock compensation, net	54	—	914	—	—	914	8,866	9,780	—
Noncontrolling interest distributions	—	—	—	—	—	—	(20,158)	(20,158)	—
Noncontrolling interest contributions	—	—	—	—	—	—	26,627	26,627	—
Comprehensive income	—	—	—	31,722	20,535	52,257	20,515	72,772	—
Reallocation of noncontrolling interests	—	—	2,809	—	—	2,809	(2,809)	—	—
Balance at September 30, 2021	88,452	$88	$1,733,448	$(43,169)	$(186,262)	$1,504,105	$637,884	$2,141,989	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net (loss) income	$(61,273)	$32,221
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102,428	91,244
Gain on disposition of properties and other investments	(51,389)	(10,521)
Net unrealized holding losses (gains) on investments	20,786	(55,796)
Stock compensation expense	8,540	9,780
Straight-line rents	(7,246)	(4,107)
Equity in losses (earnings) of unconsolidated affiliates	46,169	(3,153)
Distributions of operating income from unconsolidated affiliates	8,192	2,004
Adjustments to straight-line rent reserves	(79)	320
Amortization of financing costs	4,100	3,662
Non-cash lease expense	2,584	2,887
Adjustments to allowance for credit loss	(779)	773
Impairment charges	33,311	9,925
Termination of ground lease	—	(3,615)
Other, net	(6,361)	(2,259)
Changes in assets and liabilities:
Rents receivable	3,523	4,118
Other liabilities	(817)	1,748
Accounts payable and accrued expenses	93	489
Prepaid expenses and other assets	1,296	(5,681)
Lease liability - operating leases	(2,600)	(2,653)
Net cash provided by operating activities	100,478	71,386
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(242,633)	(63,425)
Proceeds from the disposition of properties and other investments, net	195,367	63,901
Investments in and advances to unconsolidated affiliates and other	(148,430)	(7,032)
Development, construction and property improvement costs	(36,863)	(25,935)
Refund of deposits for properties under contract	350	—
Change in control of previously unconsolidated affiliate	3,592	—
Return of capital from unconsolidated affiliates and other	63,661	12,071
Payment of deferred leasing costs	(4,996)	(3,191)
Acquisition of investment interests	(4,527)	—
Proceeds from notes receivable	29,530	—
Issuance of notes receivable	—	(57,957)
Net cash used in investing activities	(144,949)	(81,568)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	823,262	211,854
Principal payments on unsecured debt	(621,180)	(160,387)
Proceeds from the sale of Common Shares	119,485	45,865
Capital contributions from noncontrolling interests	109,423	26,627
Principal payments on mortgage and other notes	(429,301)	(69,766)
Distributions to noncontrolling interests	(75,796)	(22,381)
Dividends paid to Common Shareholders	(47,494)	(26,208)
Proceeds received on mortgage and other notes	202,743	9,664
Deferred financing and other costs	(9,191)	(7,296)
Acquisition of noncontrolling interest	(24,336)	—
Payments of finance lease obligations	—	(63)
Net cash provided by financing activities	47,615	7,909
Increase (decrease) in cash and restricted cash	3,144	(2,273)
Cash of $17,746 and $18,699 and restricted cash of $9,813 and $11,096, respectively, beginning of period	27,559	29,795
Cash of $18,068 and $16,158 and restricted cash of $12,635 and $11,364, respectively, end of period	$30,703	$27,522

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental disclosure of cash flow information		(As Restated)
Cash paid during the period for interest, net of capitalized interest of $2,331 and $6,270 respectively	$41,922	$31,807
Cash paid for income taxes, net of (refunds)	$6	$253

Supplemental disclosure of non-cash investing and financing activities
Distribution declared and payable on October 14, 2022, and October 15, 2021, respectively	$18,372	$14,314
Assumption of accounts payable and accrued expenses through acquisition of real estate	$4,062	$523
Right-of-use assets, operating leases exchanged for operating lease liabilities	$—	$412
Issuance of note receivable used as capital contributions from noncontrolling interests	$65,945	$—
Accrued interest on note receivable recorded to noncontrolling interest	$1,564	$—
Reclassification of non-controlling interest in excess of amount paid to additional paid-in capital	$67,475	$—
Acquisition of real estate through assumption of debt	$—	$31,802
Settlement of note receivable through cancellation of OP Units	$—	$479

Change in control of previously unconsolidated investment
Increase in real estate	$(55,791)	$—
Increase in mortgage notes payable	35,970	—
Decrease in investments in and advances to unconsolidated affiliates	17,822	—
Decrease in notes receivable	5,306	—
Decrease in reserve on note receivable	(4,582)	—
Decrease in accrued interest on notes receivable	4,691	—
Change in other assets and liabilities	176	—
Increase in cash and restricted cash upon change of control	$3,592	$—

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2022 and December 31, 2021, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of September 30, 2022, the Company has ownership interests in 151 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 51 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 202 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of September 30, 2022 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of September 30, 2022 (b, c)
Fund II and Mervyns II (c,d)	6/2004	61.67%	$557.3	$—	61.67%	8%	$172.5
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	221.4
Fund V (e)	8/2016	20.10%	347.9	172.1	20.10%	6%	79.6

(a)
Amount represents the current economic ownership at September 30, 2022, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)
During the second quarter of 2022, the Company increased its ownership in Fund II and Mervyns II by 11.67%, from 28.33% to 40.00%, with the investment of $18.5 million. During the third quarter of 2022, the Company increased its ownership in Fund II by 21.67%, from 40.00% to 61.67%, for $5.8 million. Each of the remaining partners in Fund II have a right to put their equity interests to the Company (Note 10).
(d)
During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share. During 2021 and 2022, Mervyn’s II recalled $11.9 million and $3.8 million, respectively, of the $15.7 million, of which the Company's share is $3.4 million and $1.2 million, respectively.
(e)
As of August 23, 2022, Fund V's investment period was extended to August 25, 2023.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Restatement of Prior Year Amounts

As discussed in the Company's 2021 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), the Company restated each of the quarterly and year-to-date periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Amounts as of or for the period ended September 30, 2021 depicted in these interim consolidated financial statements as "As Restated" are taken from the Company's restatement disclosures in the Annual Report on Form 10-K for the year ended December 31, 2021. See the 2021 consolidated financial statements included in the Annual Report for details of the restatement adjustments.

Segments

At September 30, 2022, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

Principles of Consolidation

The interim consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control, including where the Company has been determined to be a primary beneficiary of a variable interest entity ("VIE"), in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company assesses the accounting treatment and determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, it evaluates its control rights as well as economic interests in the entity held either directly or indirectly by the Company. Each entity is assessed on an individual basis to determine the rights provided to each party and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance.

For those entities evaluated under the voting interest model, the Company consolidates the entity if it has a controlling financial interest. The Company has a controlling financial interest in a voting interest entity (“VOE”) if it owns a majority voting interest in the entity. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control through its voting interest and entities which are VIEs but where the Company is not the primary beneficiary, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income or loss.

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

Variable Interest Entities

The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. As of September 30, 2022 and December 31, 2021, the Operating Partnership held interests in the Funds and two consolidated entities owning properties that were determined to be VIEs in which the Company is the primary beneficiary as it has (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance, and (ii) the obligation to absorb the entity's losses or receive benefits from the entity that could potentially be significant to the entity. The majority of the operations of

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

these VIEs are funded with fees earned from investment opportunities or cash flows generated from the properties. The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital commitments and capital expenditures, which are deemed necessary to continue to operate the entity and any operating cash shortfalls the entity may experience.

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, the assets and liabilities on the consolidated balance sheets represent the assets and liabilities of the Operating Partnership. As of September 30, 2022 and December 31, 2021, the consolidated balance sheets include the following assets and liabilities of consolidated VIEs of the Operating Partnership:

(dollars in thousands)	September 30, 2022	December 31, 2021
VIE ASSETS
Operating real estate, net	$1,468,831	$1,482,636
Real estate under development	132,612	161,485
Notes receivable, net	—	725
Investments in and advances to unconsolidated affiliates	241,641	200,827
Other assets, net	97,025	94,303
Right-of-use assets - operating leases, net	2,636	2,935
Cash and cash equivalents	14,629	9,761
Restricted cash	12,573	9,757
Rents receivable, net	17,076	16,126
Total VIE assets (a)	$1,987,023	$1,978,555

VIE LIABILITIES
Mortgage and other notes payable, net	$766,935	$948,045
Unsecured notes payable, net	49,697	162,828
Accounts payable and other liabilities	98,694	96,212
Lease liability - operating leases, net	2,764	3,077
Total VIE liabilities (a)	$918,090	$1,210,162
a)
At September 30, 2022 and December 31, 2021, includes total VIE assets of $680.6 million and $694.3 million, respectively, and total VIE liabilities of $202.4 million and $393.9 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, Fund IV properties, of which $72.7 million is guaranteed by the Operating Partnership (Note 7). The remaining VIE assets are generally encumbered by third-party recourse mortgage debt and are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	September 30,	December 31,
	2022	2021

Land	$829,313	$739,641
Buildings and improvements	2,998,230	2,892,051
Tenant improvements	213,316	199,925
Construction in progress	13,117	11,131
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	4,079,062	3,867,834
Less: Accumulated depreciation and amortization	(704,609)	(648,461)
Operating real estate, net	3,374,453	3,219,373
Real estate under development	186,360	203,773
Net investments in real estate	$3,560,813	$3,423,146

Acquisitions and Foreclosure

During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company acquired (through purchase, investment or foreclosure) the following consolidated retail properties and other real estate investments (dollars in thousands):

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

a)
The Company invested $2.8 million in its 49.99% equity interest and, through a separate lending subsidiary, provided a $64.1 million first mortgage loan and a $30.9 million mezzanine loan to subsidiaries of the venture (such equity and loans have been eliminated in consolidation). Pursuant to the entity’s operating agreement, the venture partner has a one-time right to put its 50.01% interest in the entity (the "Williamsburg NCI", which is further described in Note 10) to the Company for fair value at a future date. Given the preferred rate of return of the Company embedded in its equity interests and the accruing debt senior to the equity, the Company did not attribute

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

any initial redemption value to the Williamsburg NCI and recognized a bargain purchase gain of $1.2 million, which is included in Realized and unrealized holding (losses) gains on investments and other in the consolidated statements of operations.
b)
The Henderson Avenue Portfolio comprises 14 operating retail assets, one residential building and two development and redevelopment sites. One of the development sites was sold in October 2022 (Note 15).
c)
The entity was previously accounted for as an equity method investment until an affiliate of Fund III acquired the venture partner's interest in a foreclosure action. Fund III now indirectly owns 100% of the entity and consolidates it (Note 4).

For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company capitalized $1.2 million and $3.6 million of acquisition costs in connection with the 2022 Acquisitions and Foreclosure and the 2021 Acquisitions, respectively. In addition, during the nine months ended September 30, 2022, the Company expensed $2.0 million of acquisition costs (including a $1.5 million acquisition fee paid to an affiliate of a joint venture partner). Acquisition costs that were expensed are included in General and administrative expenses in the consolidated statements of operations. During the nine months ended September 30, 2022, the Company assumed a $36.0 million mortgage with the consolidation of 640 Broadway and during the year ended December 31, 2021, the Company assumed a $31.8 million mortgage with the acquisition of Canton Marketplace (Note 7).

Purchase Price Allocations

The purchase prices for the 2022 Acquisitions and Foreclosure and 2021 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the periods presented (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021
Net Assets Acquired
Land	$119,898	$37,290
Buildings and improvements	168,862	134,065
Acquisition-related intangible assets (Note 6)	29,016	39,953
Accounts receivable, prepaids and other assets	4,077	—
Accounts payable and other liabilities	(661)	—
Acquisition-related intangible liabilities (Note 6)	(14,126)	(16,342)
Net assets acquired	$307,066	$194,966

Consideration
Cash	$242,633	$161,846
Carrying value of note receivable exchanged in foreclosure (Note 3)	5,416	—
Existing interest in previously unconsolidated investment (Note 4)	17,822	—
Debt assumed	35,970	31,801
Liabilities assumed	4,062	1,319
Total consideration	305,903	194,966
Gain on bargain purchase	1,163	—
	$307,066	$194,966

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dispositions

During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale
2022 Dispositions
NE Grocer Portfolio (Selected Assets) - Pennsylvania	Fund IV	Jan 26, 2022 Mar 4, 2022	$45,350	$13,784
New Towne (Parcel) - Canton, MI	Fund V	Feb 1, 2022	2,231	1,776
Cortlandt Crossing - Westchester County, NY	Fund III	Feb 9, 2022	65,533	13,255
Lincoln Place - Fairview Heights, IL	Fund IV	May 25, 2022	40,670	12,216
Wake Forest Crossing - Wake Forest, NC	Fund IV	Aug 24, 2022	38,919	8,885
Total 2022 Dispositions			$192,703	$49,916

2021 Dispositions
60 Orange St - Bloomfield, NJ	Core	Jan 29, 2021	$16,400	$4,612
654 Broadway - New York, NY	Fund III	May 19, 2021	10,000	111
NE Grocer Portfolio (Selected Assets) - ME	Fund IV	Jun 18, 2021	39,925	5,064
Total 2021 Dispositions (a)			$66,325	$9,787

a)
Does not include the gain on lease termination of $0.7 million related to the Fund IV lease at 110 University Place (Note 11).

Properties Held for Sale or Sold

At September 30, 2022, the Company had one property under contract for sale with assets totaling $11.1 million, which was probable of disposition. The property was classified as "held for sale" on the Company's consolidated balance sheets at September 30, 2022.

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold as well as the lease that was terminated (Note 11) during the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$929	$4,335	$5,429	$15,997
Expenses	(620)	(3,815)	(4,112)	(14,658)
Gain on disposition of properties	8,885	—	49,916	10,521
Net income attributable to noncontrolling interests	(7,069)	(401)	(39,251)	(5,583)
Net income attributable to Acadia	$2,125	$119	$11,982	$6,277

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2022		Nine Months Ended September 30, 2022			September 30, 2022
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$42,517	$9,610	$1,854	$—	2	$53,981
Fund II	—	35,125	—	1,487	—	—	36,612
Fund III	1	24,296	—	1,077	—	1	25,373
Fund IV (a)	1	101,835	—	82	31,523	1	70,394
Total	2	$203,773	$9,610	$4,500	$31,523	4	$186,360

a)
Transfers out include $12.9 million related to a portion of one Fund IV property that was transferred out of development and an impairment charge totaling $18.7 million on one Fund IV development property (Note 8).

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

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At September 30, 2022, consolidated development projects included: a portion of City Center and the Henderson Portfolio for the Core Portfolio, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III, and a portion of 717 N. Michigan Avenue at Fund IV. In addition, at September 30, 2022, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue.

During the nine months ended September 30, 2022, the Company:

•
placed a portion of one Fund IV property, 717 N. Michigan Avenue, into service in the first quarter; and
•
placed two Core properties in the Henderson Portfolio into development in the second quarter.

At December 31, 2021, consolidated development projects included: a portion of City Center for Core, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III and 717 N. Michigan Avenue at Fund IV. In addition, at December 31, 2021, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue. During the year ended December 31, 2021, the Company:

•
placed portions of one Core project, City Center, into service in the first and second quarters of 2021;
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	September 30,	December 31,	September 30, 2022
Description	2022	2021	Number	Maturity Date	Interest Rate

Core Portfolio (a)	$124,801	$154,332	5	Apr 2020 - Dec 2027	4.65% - 9.00%
Fund III	—	5,306	—	—	—
Total notes receivable	124,801	159,638
Allowance for credit loss	(835)	(5,752)
Notes receivable, net	$123,966	$153,886	5

a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million at September 30, 2022 and December 31, 2021.

During the nine months ended September 30, 2022, the Company:

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
•
originated a loan to other Fund II investors of $65.9 million, which is presented in redeemable noncontrolling interest on the Company's consolidated balance sheets (Note 10);
•
received full payment on a $16.0 million Core Portfolio loan during the second quarter, and full payment on a $13.5 million Core Portfolio loan and partial payment of $5.7 million of accrued interest on a Core Portfolio loan during the third quarter; and
•
decreased the credit loss reserve by $0.3 million as a result of the aforementioned repayments.

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

Default

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at September 30, 2022 and December 31, 2021. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value at September 30, 2022 and December 31, 2021.

Allowance for Credit Losses

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company’s loan in relation to other debt secured by the collateral and the prospects of the borrower.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Earnings from these notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 12). Interest receivable is included in Other assets (Note 5).

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, there were three non-collateral-dependent loans with a total amortized cost of $111.3 million, inclusive of accrued interest of $10.3 million, for which an allowance for credit losses has been recorded aggregating $0.8 million at September 30, 2022. For two loans in this portfolio, aggregating $27.9 million, inclusive of accrued interest of $4.1 million at September 30, 2022, the Company has elected to apply a practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at September 30, 2022, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	September 30,	December 31,
Portfolio	Property	September 30, 2022	2022	2021

Core:	840 N. Michigan Avenue (a)	88.43%	$341	$51,513
	Renaissance Portfolio	20%	28,904	28,466
	Gotham Plaza	49%	29,666	29,187
	Georgetown Portfolio (b)	50%	4,109	4,089
	1238 Wisconsin Avenue (b)	80%	10,993	5,895
			74,013	119,150

Mervyns II:	KLA/ABS (c)	36.7%	102,368	124,316

Fund III:	Self Storage Management (b)	0%	—	207
	640 Broadway (d)	100%	—	17,825
			—	18,032

Fund IV:	Fund IV Other Portfolio	98.57%	11,877	12,675
	650 Bald Hill Road	90%	10,220	11,677
	Paramus Plaza	50%	1,022	1,975
			23,119	26,327

Fund V:	Family Center at Riverdale (a)	89.42%	11,852	12,449
	Tri-City Plaza	90%	8,983	6,827
	Frederick County Acquisitions	90%	13,096	10,748
	Wood Ridge Plaza	90%	13,289	—
	La Frontera Village	90%	21,097	—
	Shoppes at South Hills	90%	45,436	—
			113,753	30,024

Various:	Due from (to) Related Parties		175	666
	Other (e)		3,994	3,811
	Investments in and advances to unconsolidated affiliates		$317,422	$322,326

Core:	Crossroads (f)	49%	$8,880	$9,939
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$8,880	$9,939

a)
Represents a tenancy-in-common interest.
b)
Represents a VIE for which the Company is not the primary beneficiary. The Company's involvement with such entities is in the form of equity interests and fee arrangements. The maximum exposure to loss is limited to the amount of the Company's equity investment in these VIEs. Total unconsolidated VIE assets of $38.4 million and $32.2 million at September 30, 2022 and December 31, 2021, respectively. Total unconsolidated VIE liabilities of $46.1 million and $41.9 million at September 30, 2022 and December 31, 2021, respectively.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ended September 30, 2022, the Company:

•
through Fund V, acquired a 90% interest in a venture for $15.9 million, which acquired Shoppes at South Hills, a shopping center located in Poughkeepsie, New York for $47.6 million. In addition, Fund V made a bridge loan to the entity for $31.7 million during the third quarter;
•
impaired $50.8 million of its 840 N. Michigan Avenue investment during the third quarter, which is included in Equity in (losses) earnings of unconsolidated affiliates in the consolidated statements of operations, reflecting management’s estimate of fair value at that date;
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
•
funded $0.2 million of its capital commitment to its Fifth Wall investment during the second and third quarter; and
•
received cash dividends totaling $1.4 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding loss of $22.0 million reflecting the change in fair value of its Investment in Albertsons. In addition, the entity that holds the shares of Albertsons extended the expiration of the lockup term through May 2023.

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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million, $0.3 million, $0.1 million and $0.4 million for each of the three and nine months ended September 30, 2022 and 2021, respectively, which are included in Other revenues in the consolidated statements of operations.

In addition, the Company's joint ventures paid to certain unaffiliated partners of its joint ventures, $0.5 million, $1.1 million, $0.3 million and $1.0 million for the three and nine months ended September 30, 2022 and 2021, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of September 30, 2022, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	September 30,	December 31,
	2022	2021
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$681,799	$631,661
Real estate under development	14,387	8,112
Other assets	133,731	78,300
Total assets	$829,917	$718,073
Liabilities and partners’ equity:
Mortgage notes payable	$624,043	$571,461
Other liabilities	99,566	69,166
Partners’ equity	106,308	77,446
Total liabilities and partners’ equity	$829,917	$718,073

Company's share of accumulated equity	$145,270	$113,285
Basis differential	53,061	66,031
Deferred fees, net of portion related to the Company's interest	3,674	4,071
Amounts receivable/payable by the Company	175	666
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	202,180	184,053
Investments carried at fair value or cost	106,362	128,334
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	8,880	9,939
Investments in and advances to unconsolidated affiliates	$317,422	$322,326

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Combined and Condensed Statements of Operations
Total revenues	$25,096	$18,974	$72,167	$59,090
Operating and other expenses	(8,443)	(7,174)	(23,768)	(21,584)
Interest expense	(7,130)	(4,978)	(18,458)	(15,799)
Depreciation and amortization	(9,708)	(6,785)	(24,867)	(23,154)
Impairment of Investments	(57,423)	—	(57,423)	—
Gain on disposition of properties (a)	—	—	—	3,206
Net (loss) income attributable to unconsolidated affiliates	$(57,608)	$37	$(52,349)	$1,759

Company’s share of equity in net (loss) income of unconsolidated affiliates	$(50,331)	$910	$(45,416)	$4,951
Income attributable to unconsolidated affiliates recently sold or consolidated	—	(283)	—	(845)
Basis differential amortization	(248)	(255)	(753)	(953)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(50,579)	$372	$(46,169)	$3,153

a)
Represents the gain on the sale of two land parcels by the Family Center at Riverdale on January 4, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	September 30,	December 31,
(in thousands)	2022	2021
Other Assets, Net:
Lease intangibles, net (Note 6)	$110,620	$108,918
Deferred charges, net (a)	26,899	28,438
Derivative financial instruments (Note 8)	56,578	7
Prepaid expenses	17,077	17,230
Accrued interest receivable (Note 3)	15,098	21,148
Due from seller	3,036	3,364
Income taxes receivable	1,826	2,279
Other receivables	1,527	1,830
Corporate assets, net	1,376	1,648
Deposits	521	1,647
	$234,558	$186,509

(a) Deferred Charges, Net:
Deferred leasing and other costs	$60,695	$58,281
Deferred financing costs related to line of credit	9,502	9,953
	70,197	68,234
Accumulated amortization	(43,298)	(39,796)
Deferred charges, net	$26,899	$28,438

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$80,544	$76,778
Accounts payable and accrued expenses	62,984	56,580
Deferred income	36,073	38,373
Tenant security deposits, escrow and other	14,509	13,045
Lease liability - finance leases, net (Note 11)	6,917	6,612
Derivative financial instruments (Note 8)	6	45,027
	$201,033	$236,415

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the consolidated balance sheet and summarized as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$303,140	$(199,808)	$103,332	$290,819	$(189,981)	$100,838
Above-market rent	24,064	(16,776)	7,288	24,191	(16,111)	8,080
	$327,204	$(216,584)	$110,620	$315,010	$(206,092)	$108,918

Amortizable Intangible Liabilities
Below-market rent	$(181,202)	$101,018	$(80,184)	$(171,245)	$94,871	$(76,374)
Above-market ground lease	(671)	311	(360)	(671)	267	(404)
	$(181,873)	$101,329	$(80,544)	$(171,916)	$95,138	$(76,778)

During the nine months ended September 30, 2022, the Company:

•
acquired in-place lease intangible assets of $28.2 million, above-market rents of $0.8 million, and below-market rents of $14.1 million with weighted-average useful lives of 6.4, 6.9, and 11.4 years, respectively (Note 2);
•
derecognized in-place lease intangible assets of $1.3 million and below-market rent of $2.0 million, of which the Company's share was $0.3 million and $0.5 million, respectively, related to disposed properties (Note 2); and
•
recorded accelerated amortization related to in-place lease intangible assets of $0.2 million and below-market rents of $4.6 million, of which the Company's share was $0.1 million and $4.5 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of September 30, 2022 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2022 (Remainder)	$1,688	$(9,484)	$15	$(7,781)
2023	6,397	(31,875)	58	(25,420)
2024	6,209	(23,616)	58	(17,349)
2025	5,792	(17,184)	58	(11,334)
2026	5,440	(12,920)	58	(7,422)
Thereafter	47,370	(8,253)	113	39,230
Total	$72,896	$(103,332)	$360	$(30,076)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	September 30,	December 31,	Maturity Date at	September 30,	December 31,
	2022	2021	September 30, 2022	2022	2021
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$144,326	$145,464
Core Variable Rate - Swapped (a)	3.41%-4.54%	3.41%-4.54%	Jun 2026 - Nov 2028	60,390	72,957
Total Core Mortgages Payable				204,716	218,421
Fund II Variable Rate	SOFR+2.61%	LIBOR+2.75% - PRIME+2.00%	Aug 2025	132,259	255,978
Fund III Variable Rate	SOFR+3.35%	LIBOR+2.75%	Jul 2023	35,970	34,728
Fund IV Fixed Rate	4.50%	4.50%	Oct 2025	1,120	1,120
Fund IV Variable Rate	LIBOR+1.75%-LIBOR+3.65%	LIBOR+1.60%-LIBOR+3.65%	Oct 2022 - Jun 2026	151,735	221,832
Fund IV Variable Rate - Swapped (a)		3.48%-4.61%		—	23,316
Total Fund IV Mortgages and Other Notes Payable				152,855	246,268
Fund V Fixed Rate	3.35%	3.35%	May 2023	31,801	31,801
Fund V Variable Rate	LIBOR + 1.85% - SOFR + 2.76%	LIBOR + 1.85% - SOFR + 2.76%	Jun 2023 - Nov 2026	58,136	58,878
Fund V Variable Rate - Swapped (a)	2.51%-5.11%	2.43%-4.78%	Jan 2023 - Apr 2025	337,481	297,731
Total Fund V Mortgages Payable				427,418	388,410
Net unamortized debt issuance costs				(8,352)	(3,958)
Unamortized premium				369	446
Total Mortgages Payable				$945,235	$1,140,293
Unsecured Notes Payable
Core Variable Rate Unsecured Term Loans - Swapped (a)	3.65%-5.32%	3.65%-5.32%	Jun 2026 - Jul 2029	$650,000	$400,000
Fund II Unsecured Notes Payable		LIBOR+2.25%		—	40,000
Fund IV Subscription Facility	SOFR+2.01%	SOFR+2.01%	Dec 2022	—	5,000
Fund V Subscription Facility	SOFR+1.86%	LIBOR+1.90%	May 2023	49,726	118,028

Net unamortized debt issuance costs				(5,416)	(3,988)
Total Unsecured Notes Payable				$694,310	$559,040
Unsecured Line of Credit
Core Unsecured Line of Credit - Variable Rate	LIBOR + 1.40%	LIBOR + 1.40%	Jun 2025	$62,050	$46,491
Core Unsecured Line of Credit -Swapped (a)	3.65%-5.32%	3.65%-5.32%	Jun 2025	116,237	66,414
Total Unsecured Line of Credit				$178,287	$112,905

Total Debt - Fixed Rate (b)				$1,341,355	$1,038,803
Total Debt - Variable Rate (c)				489,876	780,935
Total Debt				1,831,231	1,819,738
Net unamortized debt issuance costs				(13,768)	(7,946)
Unamortized premium				369	446
Total Indebtedness				$1,817,832	$1,812,238

a)
At September 30, 2022, the stated rates ranged from LIBOR + 1.50% to LIBOR +1.70% for Core variable-rate debt; SOFR + 2.61% for Fund II variable-rate debt; LIBOR + 3.10% for Fund III variable-rate debt; LIBOR 1.75% to LIBOR + 3.65% for Fund IV variable-rate debt; LIBOR + 1.50% to SOFR + 2.50% for Fund V variable-rate debt; LIBOR + 1.55% to SOFR + 1.60% for Core variable-rate unsecured term loans; and LIBOR + 1.40% for Core variable-rate unsecured lines of credit.
b)
Includes $1,164.1 million and $860.4 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
c)
Includes $107.3 million and $110.5 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Facilities

The Company has a $700.0 million senior unsecured credit facility, as amended (the “Credit Facility”), comprised of a $300.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at LIBOR + 1.40%, and a $400.0 million senior unsecured term loan (the “Term Loan”) which bears interest at LIBOR + 1.55%. The Revolver matures on June 29, 2025, subject to two six-month extension options, and the Term Loan matures on June 29, 2026. The Credit Facility provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The Revolver and Term Loan were swapped to fixed rates at September 30, 2022.

On April 6, 2022, the Company entered into a term loan (the "$175.0 Million Term Loan"). The $175.0 Million Term Loan bears interest at SOFR plus 1.5% and matures on April 6, 2027. In addition, during the second quarter of 2022, the Company entered into swaps totaling $150.0 million (Note 8) to fix SOFR at an average rate of 2.5% for borrowings under the $175.0 Million Term Loan. The proceeds of the $175.0 Million Term Loan were used to pay down the Revolver. On July 29, 2022, the Company entered into an additional term loan (the "$75.0 Million Term Loan"). The $75.0 Million Term Loan bears interest at SOFR plus 2.05% and matures on July 29, 2029. The proceeds of the $75.0 Million Term Loan were used to pay down the Revolver. During the third quarter, the Company entered into seven swap agreements with an aggregate notional amount of $175.0 million to fix SOFR at an average rate of 2.5% to hedge its variable interest rate exposure.

Mortgages and Other Notes Payable

During the nine months ended September 30, 2022, the Company (amounts represent balances at the time of transactions):

•
entered into a new Fund mortgage in the amount of $50.2 million in the second quarter;
•
extended six Fund mortgages, three of which were extended during the first quarter totaling $78.2 million (excluding principal reductions of $1.1 million), two of which were extended during the second quarter totaling $62.2 million, and one of which was extended during the third quarter totaling $36.0 million;
•
modified the terms of one mortgage during the first quarter which had an outstanding balance of $20.8 million prior to modification. The maturity date was extended from February 14, 2022 to February 14, 2023, and the interest rate was changed from LIBOR plus 1.60% to SOFR plus 1.75%; During the second quarter, the Company extended the term by two months and modified the $42.2 million (excluding principal reductions of $8.6 million) Fund IV bridge facility changing the rate to SOFR plus 2.56%; During the third quarter, the Company modified the terms of the Fund IV bridge facility reflecting an extension of maturity to December 29, 2023, which had an outstanding balance of $42.2 million prior to the modification.
•
refinanced a Core loan in the third quarter with an outstanding balance of $25.4 million with a new loan of $26.0 million at an interest rate of 4.0% maturing July 10, 2027.
•
refinanced Fund II mortgage debt and unsecured note collateralized by the real estate assets of City Point Phase II in the third quarter with an aggregate outstanding balance of $255.9 million and $40.0 million, respectively, ("City Point debt"), with a single $198.0 million mortgage loan, with initial proceeds of approximately $132.3 million and a loan from the Company to other Fund II Investors (Note 10). The mortgage has a three-year initial term and bears interest at SOFR + 2.61%. The mortgage is collateralized by the real estate assets of City Point, of which $50.0 million is guaranteed by the Operating Partnership;
•
entered into a swap agreement during the first quarter with a notional value of $15.1 million for its New Towne Center mortgage replacing the existing swap that expired (Note 8); During the second quarter, the Company entered into a swap for a Fund V mortgage of $42.4 million fixing the all-in rate at 5.1%;
•
repaid one Core mortgage of $12.3 million during the first quarter and repaid three Fund mortgages in the aggregate amount of $57.8 million in connection with the sale of properties during the first quarter (Note 2); repaid one Fund mortgage during the second quarter in the amount of $22.7 million; repaid two Fund mortgages during the third quarter in the aggregate amount of $29.5 million in connection with the sale of a property during the third quarter; and
•
made scheduled principal payments totaling $5.7 million and repaid $17.0 million on the Fund IV secured bridge facility.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

At September 30, 2022 and December 31, 2021, the Company’s mortgages were collateralized by 34 and 37 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Operating Partnership has guaranteed up to $50.0 million of the Fund IV Bridge loan. The Company was not in default on any of its loan agreements at September 30, 2022. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

Unsecured Notes Payable

Unsecured notes payable for which total availability was $85.3 million and $16.3 million at September 30, 2022 and December 31, 2021, respectively, are comprised of the following:

•
The outstanding balance of the Term Loan was $400.0 million at each of September 30, 2022 and December 31, 2021. The Company previously entered into swap agreements fixing the rate of the Term Loan balance.
•
The outstanding balance of the $175.0 Million Term Loan was $175.0 million at September 30, 2022 and $0.0 at December 31, 2021. During the second quarter of 2022, the Company entered into swap agreements fixing the rate of the $175.0 Million Term Loan balance.
•
The outstanding balance of the $75.0 Million Term Loan was $75.0 million at September 30, 2022 and $0.0 at December 31, 2021.
•
Fund II refinanced its City Point mortgage debt in the third quarter and replaced its $40.0 million term loan with a single $198.0 million mortgage loan and a loan from the Company to other Fund II investors (Note 10). The term loan had an outstanding balance of $40.0 million prior to refinancing, and also at December 31, 2021, and was collateralized by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. There was no availability prior to the modification, and also at December 31, 2021.
•
Fund IV has a $5.0 million subscription line with an outstanding balance and total available credit of $0.0 and $5.0 million, respectively at September 30, 2022. The outstanding balance and total availability at December 31, 2021 were $5.0 million and $0.0, respectively. At September 30, 2022 and December 31, 2021, Fund IV also has $37.0 million and $0.0, respectively, available on its secured bridge facility.
•
Fund V has a $100.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $49.7 million and $43.3 million, respectively at September 30, 2022 reflecting outstanding letters of credit of $7.0 million and a capacity reduction in the second and third quarter of 2022. The outstanding balance and total available credit were $118.0 million and $16.3 million at December 31, 2021, respectively, reflecting outstanding letters of credit of $15.7 million.

Unsecured Revolving Line of Credit

At September 30, 2022 and December 31, 2021, the Company had a total of $121.7 million and $183.1 million available under its Revolver, reflecting borrowings of $178.3 million and $112.9 million and letters of credit of $0.0 and $4.0 million, respectively. At September 30, 2022 and December 31, 2021, $116.2 million and $66.4 million, respectively, of outstanding borrowings under its Revolver were swapped to a fixed rate.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (Remainder)	$85,273
2023	302,526
2024	211,448
2025	417,902
2026	445,818
Thereafter	368,264
1,831,231
Unamortized premium	369
Net unamortized debt issuance costs	(13,768)
Total indebtedness	$1,817,832

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of September 30, 2022 of $57.9 million contractually due in the remainder of 2022 and $41.1 million contractually due in 2023; most for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the nine months ended September 30, 2022 or December 31, 2021.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	56,578	—	—	7	—
Investment in Albertsons (Note 4)	102,368	—	—	124,316	—	—
Liabilities
Derivative financial instruments	—	(6)	—	—	(45,027)	—

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

During 2022, the Company reduced its holding period and intended use, and projected operating income at certain properties. During 2021, the Company was impacted by the COVID-19 Pandemic, which caused the Company to reduce its forecasted operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

					Impairment Charge
Property and Location	Owner	Triggering Event	Level 3 Inputs	Effective Date	Total	Acadia's Share

2022 Impairment Charges
146 Geary Street, San Francisco, CA	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2022	$12,435	$2,875
717 N. Michigan Avenue, Chicago, IL	Fund IV	Reduced holding period and intended use	Offering price	Sept 30, 2022	20,876	4,827
Total 2022 Impairment Charges					$33,311	$7,702

2021 Impairment Charges
210 Bowery commercial unit, New York, NY	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2021	$3,016	$697
27 E. 61st Street New York, NY	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2021	6,909	1,597
Total 2021 Impairment Charges					$9,925	$2,294

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	September 30, 2022	December 31, 2021
Core
Interest Rate Swaps	$10,237	Dec 2012	Dec 2022	3.77%	—	3.77%	Other Liabilities	$(6)	$(40,650)
Interest Rate Swap	816,390	Mar 2015 - Aug 2022	Mar 2023 - Jul 2030	1.71%	—	3.05%	Other Assets	45,045	—
	$826,627							$45,039	$(40,650)

Fund III
Interest Rate Caps	$35,970	Jul 2022	Jul 2023	3.50%	—	3.50%	Other Assets	$196	$—

Fund IV
Interest Rate Swaps	$—	Mar 2017 - Jan 2019	Apr 2022	1.97%	—	2.61%	Other Assets	$—	$—
Interest Rate Swaps	—						Other Liabilities	—	(167)
Interest Rate Caps	71,338	Dec 2020 - Jul 2021	Dec 2022-Jul 2023	3.00%	—	3.50%	Other Assets	179	7
	$71,338							$179	$(160)

Fund V
Interest Rate Swaps	$337,481	Jun 2018 - Apr 2022	Oct 2022 - Apr 2025	0.91%	—	2.88%	Other Assets	$11,158	$—
Interest Rate Swaps	—						Other Liabilities	—	(4,210)
	$337,481							$11,158	$(4,210)

Total asset derivatives								$56,578	$7
Total liability derivatives								$(6)	$(45,027)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $19.3 million included in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense within the next twelve months. As of September 30, 2022 and December 31, 2021, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		September 30, 2022		December 31, 2021
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$123,966	$123,439	$153,886	$154,093
City Point Loan (a)	3	65,945	65,809	—	—
Mortgage and Other Notes Payable (a)	3	953,218	913,758	1,143,805	1,125,571
Investment in non-traded equity securities (b)	3	3,839	5,790	3,656	4,062
Unsecured notes payable and Unsecured line of credit (c)	2	878,013	869,530	675,933	680,171

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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at September 30, 2022.

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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $37.2 million and $38.1 million as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, the Company had Core and Fund letters of credit outstanding of $7.0 million and $19.7 million, respectively (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the nine months ended September 30, 2022:

•
The Company withheld 3,235 restricted shares of its Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense in connection with Restricted Shares and Units (Note 13) totaling $1.9 million and $2.3 million for the three months ended September 30, 2022 and 2021, and $5.1 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the first quarter of 2022. The Company sold 5,525,419 Common Shares under its ATM Program during the nine months ended September 30, 2022 generating $123.9 million of gross proceeds and $119.5 million of net proceeds after related issuance costs at a weighted-average price per share of $22.43 and $21.65, respectively. No such sales were made during the three months ended September 30, 2022. The Company did not sell or issue any Common Shares on a forward basis for the nine months ended September 30, 2022 or the year ended December 31, 2021 and at September 30, 2022 had approximately $222.3 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the nine months ended September 30, 2022 or 2021. Under the share repurchase program $122.6 million remains available as of September 30, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

March 15, 2021	$0.15	March 31, 2021	April 15, 2021
May 5, 2021	$0.15	June 30, 2021	July 15, 2021
August 5, 2021	$0.15	September 30, 2021	October 15, 2021
November 3, 2021	$0.15	December 31, 2021	January 14, 2022
February 15, 2022	$0.18	March 31, 2022	April 14, 2022
May 4, 2022	$0.18	June 30, 2022	July 15, 2022
August 10, 2022	$0.18	September 30, 2022	October 14, 2022

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Gains or Losses on Derivative Instruments
Balance at July 1, 2022	$11,240

Other comprehensive income before reclassifications - swap agreements	44,114
Reclassification of realized interest on swap agreements	1,518
Net current period other comprehensive income	45,632
Net current period other comprehensive loss attributable to redeemable noncontrolling interests	—
Net current period other comprehensive income attributable to noncontrolling interests	(7,188)
Balance at September 30, 2022	$49,684

Balance at July 1, 2021	$(47,909)

Other comprehensive income before reclassifications - swap agreements	1,048
Reclassification of realized interest on swap agreements	5,476
Net current period other comprehensive income	6,524
Net current period other comprehensive income attributable to noncontrolling interests	(1,784)
Balance at September 30, 2021	$(43,169)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acadia's Share
Balance at January 1, 2022	$(36,214)

Other comprehensive income before reclassifications - swap agreements	96,899
Reclassification of realized interest on swap agreements	10,778
Net current period other comprehensive income	107,677
Net current period other comprehensive loss attributable to redeemable noncontrolling interests	—
Net current period other comprehensive income attributable to noncontrolling interests	(21,779)
Balance at September 30, 2022	$49,684

Balance at January 1, 2021	$(74,891)

Other comprehensive income before reclassifications - swap agreements	24,535
Reclassification of realized interest on swap agreements	16,016
Net current period other comprehensive income	40,551
Net current period other comprehensive income attributable to noncontrolling interests	(8,829)
Balance at September 30, 2021	$(43,169)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at July 1, 2022	$103,068	$567,538	$670,606	$-
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,276)	—	(1,276)
Net loss for the three months ended September 30, 2022	(2,958)	(27,503)	(30,461)	(3,193)
Conversion of 20,000 Common OP Units to Common Shares by limited partners of the Operating Partnership	(333)	—	(333)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	2,145	4,877	7,022	—
Reclassification of realized interest expense on swap agreements	5	161	166	—
Acquisition of noncontrolling interest (d)	—	(50,435)	(50,435)	—
City Point Loan	—	—	-	(65,405)
City Point Loan accrued interest	—	—	-	(1,564)
Noncontrolling interest contributions	—	9,572	9,572	65,945
Noncontrolling interest distributions	—	(24,632)	(24,632)	—
Employee Long-term Incentive Plan Unit Awards	1,997	—	1,997	—
Reclassification of redeemable noncontrolling interests(e)	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests (f)	644	—	644	—
Balance at September 30, 2022	$103,292	$403,009	$506,301	$72,352

Balance at July 1, 2021	$95,088	$524,010	$619,098	$—
Distributions declared of $0.15 per Common OP Unit and distributions on Preferred OP Units	(1,046)	—	(1,046)	—
Net income for the three months ended September 30, 2021	872	18,193	19,065	—
Conversion of 18,000 Common OP Units to Common Shares by limited partners of the Operating Partnership	(288)	—	(288)	—
Cancellation of OP units(g)	(479)	—	(479)	—
Other comprehensive loss - unrealized gain (loss) on valuation of swap agreements	227	(258)	(31)	—
Reclassification of realized interest expense on swap agreements	53	1,762	1,815	—
Noncontrolling interest contributions	—	9,518	9,518	—
Noncontrolling interest distributions	—	(10,127)	(10,127)	—
Employee Long-term Incentive Plan Unit Awards	2,419	—	2,419	—
Reallocation of noncontrolling interests (f)	(2,060)	—	(2,060)	—
Balance at September 30, 2021	$94,786	$543,098	$637,884	$—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2022	$94,120	$534,202	$628,322	$—
Distributions declared of $0.54 per Common OP Unit and distributions on Preferred OP Units	(3,846)	—	(3,846)	—
Net loss for the nine months ended September 30, 2022	(1,686)	(16,967)	(18,653)	(3,193)
Conversion of 71,307 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,147)	—	(1,147)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	4,780	13,840	18,620	—
Reclassification of realized interest expense on swap agreements	80	3,079	3,159	—
Acquisition of noncontrolling interest (d)	—	(91,811)	(91,811)	—
City Point Loan	—	—	—	(65,405)
City Point Loan accrued interest	—	—	—	(1,564)
Noncontrolling interest contributions	—	109,422	109,422	65,945
Noncontrolling interest distributions	—	(72,187)	(72,187)	—
Employee Long-term Incentive Plan Unit Awards	7,669	—	7,669	—
Reclassification of redeemable noncontrolling interests(e)	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests (f)	3,322	—	3,322	—
Balance at September 30, 2022	$103,292	$403,009	$506,301	$72,352

Balance at January 1, 2021	$89,431	$519,734	$609,165	$—
Distributions declared of $0.45 per Common OP Unit	(3,146)	—	(3,146)	—
Net income for the nine months ended September 30, 2021	1,738	9,948	11,686	—
Conversion of 43,973 Common OP Units to Common Shares by limited partners of the Operating Partnership	(697)	—	(697)	—
Cancellation of OP units(g)	(479)	—	(479)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	1,723	1,630	3,353	—
Reclassification of realized interest expense on swap agreements	159	5,317	5,476	—
Noncontrolling interest contributions	—	26,627	26,627	—
Noncontrolling interest distributions	—	(20,158)	(20,158)	—
Employee Long-term Incentive Plan Unit Awards	8,866	—	8,866	—
Reallocation of noncontrolling interests (f)	(2,809)	—	(2,809)	—
Balance at September 30, 2021	$94,786	$543,098	$637,884	$—

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,062,108 and 3,101,958 Common OP Units at September 30, 2022 and 2021, respectively; (ii) 188 Series A Preferred OP Units at each of September 30, 2022 and 2021; (iii) 126,593 Series C Preferred OP Units at each of September 30, 2022 and 2021; and (iv) 3,666,989 and 3,434,894 LTIP units at September 30, 2022 and 2021, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and seven other subsidiaries.
(c)
Redeemable noncontrolling interests comprise third-party interest in Fund II as limited partners in this Fund have been granted put rights.
(d)
Represents the acquisition of the 11.67% noncontrolling interest in Fund II and Mervyns II acquired on June 27, 2022 for $18.5 million and 21.67% in Fund II on August 1, 2022 for $5.8 million (Note 1).
(e)
Represents the reclassification of redeemable noncontrolling interests related to the City Point Loan in the third quarter of 2022.
(f)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.
(g)
The Company exchanged 21,109 OP Units in settlement of a note receivable in the amount of $0.5 million on July 12, 2021 (Note 3)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the nine months ended September 30, 2022 or the year ended December 31, 2021.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through September 30, 2022, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through September 30, 2022, 15,000 Series C Preferred OP Units were converted into 51,887 Common OP Units and then into Common Shares.

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022 (Note 2), the Company evaluated the Williamsburg Noncontrolling Interest ("NCI"), which represents the venture partner's one-time right to put its 50.01% interest in the property to the Company for redemption at fair value at a future date. As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the amount of the senior debt that would accrue and the estimated fair value of the property, the initial fair value of the Williamsburg NCI was determined to be zero. The Company is required to periodically evaluate the NCI and adjust it to fair value, should it become likely that the venture partner would receive consideration for exercising its put right. At September 30, 2022, the Company determined that the fair value of the Williamsburg NCI was zero.

City Point Loan

In August 2022, the Company provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors' pro rata contribution necessary to complete the refinancing of the City Point debt (Note 7), of which $65.9 million was funded at closing ("City Point Loan"). The City Point Loan has a five-year term which matures on August 1, 2027, and is collateralized by the investors' equity in City Point ("City Point NCI"). Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan, net of a $0.5 million allowance for credit loss, and accrued interest are presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a variable interest entity ("VIE") for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan.

In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of common shares of the Company on the trading day prior to the election, at a future point in time beginning in August 2023 ("redemption value"). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as redeemable noncontrolling interests on the Company's consolidated balance sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum redemption value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the redemption value. The Company is required to periodically evaluate the maximum redemption amount of the NCI interest and recognize an increase in the carrying value of the City Point NCI if the redemption value exceeds the then current carrying value. At September 30, 2022, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through June 20, 2066, with renewal options (as discussed further below). Space in the shopping centers are leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the nine months ended September 30, 2022 and 2021, the Company earned $44.3 million and $42.1 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

Reserve Analysis

The activity for the reserves related to billed rents and straight-line rents (including those under specific operating leases where the collection of rents is assessed to be not probable) is as follows:

	Nine Months Ended September 30, 2022
	Balance at Beginning of Period	Provision (Recovery), Net	Adjustments to Valuation Accounts	Write-Offs	Balance at End of Period

Allowance for credit loss - billed rents	$23,586	$(779)	$—	$(4,383)	$18,424
Straight-line rent reserves	14,885	(79)	—	(1,347)	13,459
Total - rents receivable	$38,471	$(858)	$—	$(5,730)	$31,883

Tenant Settlement

On September 24, 2021, the Company entered into a conditional settlement agreement with its former tenant ("Former Tenant") and lease guarantor at one of its Core properties for the payment by Former Tenant and guarantor of a minimum of $5.4 million in accordance with a payment schedule set forth and subject to the terms in the conditional settlement agreement. The payments relate to the Former Tenant’s default under the lease and its subsequent termination by the Company. Given the inherent uncertainties involving collectability, the Company has deferred any amounts not received in its consolidated financial statements and such amounts will be recognized when realized. Through September 30, 2022 the Company had received a total of $2.4 million, of which $0 and $2.4 million was recognized as credit loss recoveries and included in Rental income on the statement of operations during the three and nine months ended September 30, 2022, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As Lessee

During the nine months ended September 30, 2022, there were no leasing transactions where the Company acted as lessee.

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

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$226	226	$677	$677
Interest on lease liabilities	103	97	305	289
Subtotal	329	323	982	966
Operating lease cost	1,334	1,334	4,004	5,850
Variable lease cost	21	23	63	57
Total lease cost	$1,684	$1,680	$5,049	$6,873

Other Information
Weighted-average remaining lease term - finance leases (years)			32.1	32.8
Weighted-average remaining lease term - operating leases (years)			13.6	14.2
Weighted-average discount rate - finance leases			6.3%	6.3%
Weighted-average discount rate - operating leases			5.1%	5.1%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of September 30, 2022, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2022 (Remainder)	$53,052	$1,343	$—
2023	225,554	5,389	—
2024	210,504	5,414	—
2025	179,257	5,329	—
2026	152,019	5,173	—
Thereafter	638,628	24,437	12,549
	1,459,014	47,085	12,549
Interest	—	(10,928)	(5,632)
Total	$1,459,014	$36,157	$6,917

a)
Amount represents contractual lease maturities at September 30, 2022 including any extension options that management determined were reasonably certain of exercise.
b)
Minimum rental payments exclude options or renewals not reasonably certain of exercise.

During the three and nine months ended September 30, 2022 and 2021, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended September 30, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$50,076	$29,870	$—	$—	$79,946
Depreciation and amortization	(18,811)	(14,933)	—	—	(33,744)
Property operating expenses and real estate taxes	(14,808)	(10,751)	—	—	(25,559)
General and administrative expenses	—	—	—	(10,170)	(10,170)
Impairment charges	—	(33,311)	—	—	(33,311)
Gain on disposition of properties	—	8,885	—	—	8,885
Operating income (loss)	16,457	(20,240)	—	(10,170)	(13,953)
Interest and other income	—	—	3,994	—	3,994
Realized and unrealized holding losses on investments and other	—	(7,257)	(605)	—	(7,862)
Equity in losses of unconsolidated affiliates	(49,806)	(773)	—	—	(50,579)
Interest expense	(10,428)	(10,734)	—	—	(21,162)
Income tax benefit	—	—	—	17	17
Net loss	(43,777)	(39,004)	3,389	(10,153)	(89,545)
Net loss attributable to redeemable noncontrolling interests	—	3,193	—	—	3,193
Net loss attributable to noncontrolling interests	2,884	27,577	—	—	30,461
Net loss attributable to Acadia	$(40,893)	$(8,234)	$3,389	$(10,153)	$(55,891)

	For the Three Months Ended September 30, 2021 (As Restated)
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$45,942	$25,954	$—	$—	$71,896
Depreciation and amortization	(17,678)	(12,386)	—	—	(30,064)
Property operating expenses and real estate taxes	(13,911)	(9,560)	—	—	(23,471)
General and administrative expenses	—	—	—	(9,910)	(9,910)
Impairment charges	—	(9,925)	—	—	(9,925)
Operating income (loss)	14,353	(5,917)	—	(9,910)	(1,474)
Interest and other income	—	—	2,354	—	2,354
Realized and unrealized holding gains (losses) on investments and other	—	47,643	(1,150)	—	46,493
Equity in (losses) earnings of unconsolidated affiliates	(485)	857	—	—	372
Interest expense	(7,322)	(9,292)	—	—	(16,614)
Income tax provision	—	—	—	(59)	(59)
Net income	6,546	33,291	1,204	(9,969)	31,072
Net income attributable to noncontrolling interests	(912)	(18,153)	—	—	(19,065)
Net income attributable to Acadia	$5,634	$15,138	$1,204	$(9,969)	$12,007

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Nine Months Ended September 30, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$151,650	$94,062	$—	$—	$245,712
Depreciation and amortization	(56,547)	(45,881)	—	—	(102,428)
Property operating expenses and real estate taxes	(44,379)	(31,005)	—	—	(75,384)
General and administrative expenses	—	—	—	(32,768)	(32,768)
Impairment charges	—	(33,311)	—	—	(33,311)
Gain on disposition of properties	—	49,916	—	—	49,916
Operating income	50,724	33,781	—	(32,768)	51,737
Interest and other income	—	—	9,890	—	9,890
Realized and unrealized holding gains (losses) on investments and other	1,163	(19,073)	(505)	—	(18,415)
Equity in (losses) earnings of unconsolidated affiliates	(47,402)	1,233	—	—	(46,169)
Interest expense	(26,543)	(31,766)	—	—	(58,309)
Income tax provision	—	—	—	(7)	(7)
Net loss	(22,058)	(15,825)	9,385	(32,775)	(61,273)
Net loss attributable to redeemable noncontrolling interests	—	3,193	—	—	3,193
Net loss attributable to noncontrolling interests	1,398	17,255	—	—	18,653
Net (loss) income attributable to Acadia	$(20,660)	$4,623	$9,385	$(32,775)	$(39,427)

Real estate at cost (a)	$2,614,103	$1,651,319	$—	$—	$4,265,422
Total assets (a)	$2,636,041	$1,603,491	$123,966	$—	$4,363,498
Cash paid for acquisition of real estate	$242,633	$—	$—	$—	$242,633
Cash paid for development and property improvement costs	$22,325	$14,538	$—	$—	$36,863

	As of or for the Nine Months Ended September 30, 2021 As Restated
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$134,292	$78,848	$—	$—	$213,140
Depreciation and amortization	(51,898)	(39,346)	—	—	(91,244)
Property operating expenses and real estate taxes	(41,773)	(30,963)	—	—	(72,736)
General and administrative expenses	—	—	—	(29,555)	(29,555)
Impairment charges	—	(9,925)	—	—	(9,925)
Gain on disposition of properties	4,612	5,909	—	—	10,521
Operating income	45,233	4,523	—	(29,555)	20,201
Interest and other income	—	—	6,108	—	6,108
Realized and unrealized holding gains (losses) on investments and other	—	57,031	(3,571)	—	53,460
Equity in (losses) earnings of unconsolidated affiliates	(944)	4,097	—	—	3,153
Interest expense	(21,863)	(28,439)	—	—	(50,302)
Income tax provision	—	—	—	(399)	(399)
Net income	22,426	37,212	2,537	(29,954)	32,221
Net income attributable to noncontrolling interests	(1,926)	(9,760)	—	—	(11,686)
Net income attributable to Acadia	$20,500	$27,452	$2,537	$(29,954)	$20,535

Real estate at cost (a)	$2,328,208	$1,737,786	$—	$—	$4,065,994
Total assets (a)	$2,201,871	$1,827,565	$154,849	$—	$4,184,285
Cash paid for acquisition of real estate	$—	$63,425	$—	$—	$63,425
Cash paid for development and property improvement costs	$11,601	$14,334	$—	$—	$25,935

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a)
Real estate at cost and total assets for the Funds segment include $661.7 million and $654.0 million, or $418.5 million and $190.0 million net of non-controlling interests, related to Fund II’s City Point property at September 30, 2022 and 2021, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The 2020 Share Incentive Plan (the “Share Incentive Plan”) authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees and employees. At September 30, 2022 a total of 1,551,407 shares remained available to be issued under the Share Incentive Plan.

Restricted Shares and LTIP Units - Employees

During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company issued 600,672 and 636,646 LTIP Units and 13,178 and 11,244 restricted share units (“Restricted Share Units”), respectively, to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $13.0 million during the nine months ended September 30, 2022 and $12.6 million during the year ended December 31, 2021. Total long-term incentive compensation expense, including the expense related to the Share Incentive Plan, was $1.9 million and $2.3 million for the three months ended September 30, 2022 and 2021, and $5.1 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively and is recorded in General and administrative expense in the consolidated statements of operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Share Incentive Plan. During the nine months ended September 30, 2022, the Company issued 28,555 LTIP Units and 29,935 Restricted Share Units as compensation to the Trustees of the Company. A portion of the LTIP Units and Restricted Share Units vest over three years with 33% vesting May 9, 2023 and the remaining amount vesting ratably on May 9, 2024 and May 9, 2025. The remaining awards vest on May 9, 2023. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Share Incentive Plan, was $1.2 million for each of the nine months ended September 30, 2022 and 2021, respectively, and is recorded in General and Administrative expense in the consolidated statements of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-Term Incentive Alignment Program

In 2009, the Company adopted the Long-Term Incentive Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 10.7% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of September 30, 2022 or December 31, 2021.

The Company recognized $0.4 million and $0.1 million of compensation expense for Funds III and V, respectively for the nine months ended September 30, 2022 related to the Program in connection with the resignation of an employee. No compensation expense was recognized for the year ended December 31, 2021 related to the Program.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2020	89,911	$15.42	1,122,889	$24.38
Granted	43,078	19.94	666,967	19.48
Vested	(43,084)	16.85	(283,024)	26.66
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at December 31, 2021	89,746	16.87	1,415,195	20.85
Granted	43,113	21.36	629,227	21.16
Vested	(38,194)	20.10	(308,608)	22.88
Forfeited	(1,930)	31.82	(278,332)	31.16
Unvested at September 30, 2022	92,735	$17.31	1,457,482	$18.59

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the nine months ended September 30, 2022 and the year ended December 31, 2021 were $21.17 and $19.51, respectively. As of September 30, 2022, there was $18.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Share Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested during the nine months ended September 30, 2022 and the year ended December 31, 2021, was $0.8 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the nine months ended September 30, 2022 and the year ended December 31, 2021, was $7.1 million and $7.5 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.4 million and $0.3 million of compensation expense related to the following employee benefit plans for the nine months ended September 30, 2022 and 2021, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 6,188 and 6,111 Common Shares were purchased by employees under the Purchase Plan for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Numerator:		(As Restated)		(As Restated)
Net (loss) income attributable to Acadia	$(55,891)	$12,007	$(39,427)	$20,535
Less: net income attributable to participating securities	(198)	(156)	—	(468)
(Loss) income from continuing operations net of income attributable to participating securities for basic (loss) earnings per share	(56,089)	11,851	(39,427)	20,067
Impact of City Point Loan share conversion option (a)	(1,804)	—	(1,804)	—
(Loss) income from continuing operations net of income attributable to participating securities for diluted (loss) earnings per share	$(57,893)	$11,851	$(41,231)	$20,067

Denominator:
Weighted average shares for basic earnings per share	94,980,333	88,480,844	94,757,678	87,217,422
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—	—
Employee unvested restricted shares	—	—	—	—
City Point Loan common stock conversion option (Note 10) (a)	270,635	—	91,203	—
Denominator for diluted earnings per share	95,250,968	88,480,844	94,848,881	87,217,422

Basic (loss) earnings per Common Share from continuing operations attributable to Acadia	$(0.59)	$0.13	$(0.42)	$0.23
Diluted (loss) earnings per Common Share from continuing operations attributable to Acadia	$(0.61)	$0.13	$(0.43)	$0.23

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	126,593	126,593	126,593	126,593
Series C Preferred OP Units - Common share equivalent	439,556	439,556	439,556	439,556
Restricted shares	69,832	70,827	69,832	70,827
a)
The impact of assumed conversion of dilutive convertible securities is related to the assumed conversion of potential common shares of the Company that could be subsequently issued in connection with the City Point Loan (Note 10) for the stub-period until the put rights were modified for a cash-only settlement option in the third quarter of 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. Subsequent Events

Dispositions

On October 7, the Company sold a land parcel in its Henderson Avenue Portfolio in Dallas, Texas, for $3.0 million.

On October 13, 2022, Fund IV disposed of an unconsolidated property for $46.1 million.

Financing Activities

On October 31, 2022, Fund IV extended a mortgage on a property with an outstanding balance of $25.5 million to mature on April 28, 2023, pursuant to an existing extension option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 30, 2022, we own or have an ownership interest in 202 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership or its subsidiaries, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and dense suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at September 30, 2022 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	1	38	693,999	85.0%
New York Metro	—	29	394,032	89.9%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Dallas Metro	2	14	121,715	90.2%
Washington DC Metro	1	31	343,086	77.9%
Boston Metro	—	3	55,276	100.0%
Suburban	2	26	4,004,480	91.0%
Total Core Portfolio	8	143	5,636,345	89.5%
Acadia Share of Total Core Portfolio	8	143	5,265,384	91.2%

Fund Portfolio:
Fund II	—	1	541,070	51.7%
Fund III	1	1	4,637	91.6%
Fund IV	1	27	978,152	91.6%
Fund V	—	20	6,726,859	90.2%
Total Fund Portfolio	2	49	8,250,718	87.8%
Acadia Share of Total Fund Portfolio	2	49	1,820,858	83.8%

Total Core and Funds	10	192	13,887,063	88.5%
Acadia Share of Total Core and Funds	10	192	7,086,242	89.3%

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

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Investments

During the nine months ended September 30, 2022, we made four new consolidated investments in our Core Portfolio and Fund V acquired three unconsolidated properties totaling $425.0 million, as described below (Note 2, Note 4):

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
•
On August 22, 2022, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as Shoppes at South Hills located in Poughkeepsie, New York, for $47.6 million, inclusive of transaction costs.

On June 27, 2022, we made an $18.5 million investment in Fund II and Mervyns II increasing our ownership in each by 11.67% to 40.00%. On August 1, 2022, we made an additional $5.8 million investment in City Point and increased our ownership in Fund II by 21.67% to 61.67% (Note1).

In addition and as discussed below, Fund III obtained the venture partner's interest in its 640 Broadway investment through a foreclosure proceeding and subsequently consolidated the property (Note 2, Note 4).

Dispositions of Real Estate

During the nine months ended September 30, 2022, we disposed of five consolidated Fund properties, one land parcel and one unconsolidated investment as follows:

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
•
On August 24, 2022, Fund IV sold its consolidated Wake Forest Crossing property for $38.9 million and repaid the related debt of $20.7 million. Fund IV recognized a gain of $8.9 million, of which the Company's proportionate share was $2.2 million (Note 2).

We recognized aggregate gains of $49.9 million on the sales of the above properties, excluding the gain recognized on the sale of our unconsolidated interest in Self Storage Management, during the nine months ended September 30, 2022, of which our share is $16.2 million.

Financing Activity

During the nine months ended September 30, 2022, we (Note 7):

•
entered into a new $175.0 Million Term Loan and $75.0 Million Term Loan facility;
•
extended six Fund mortgages totaling $176.4 million (excluding principal reductions of $1.1 million);
•
modified and extended two mortgages and the Fund IV Bridge Loan which had outstanding balance of $281.9 million and $42.2 million (excluding principal reduction of $8.6 million), respectively, prior to modification;
•
repaid one Core Portfolio mortgage of $12.3 million and six Fund mortgages in an aggregate amount of $109.9 million in connection with the sales of properties (Note 2), and repaid the Fund II unsecured note which had an outstanding balance of $40.0 million as part of the City Point refinancing;
•
entered into one new mortgage at a Fund property for $42.2 million and two new mortgages at unconsolidated properties totaling $87.8 million; and
•
made scheduled principal payments of $5.7 million and repaid $17.0 million on the Fund IV bridge facility.

Structured Financing Investments

In January 2022, as discussed above, Fund III foreclosed upon its $5.3 million note receivable, which had previously been in default. In addition, one Core Portfolio loan receivable remains in default at September 30, 2022. In May and July 2022, the Company received full payment on a $16.0 million and a $13.5 million first mortgage loan, respectively (Note 3). In August 2022, the Company originated a loan to other Fund II investors ("City Point Loan") of $65.9 million (Note 10).

Equity Sales

We sold 5,525,419 of our Common Shares during the nine months ended September 30, 2022 for net proceeds of $119.5 million through our ATM Program (Note 10). No such sales were made during the three months ended September 30, 2022.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The results of operations by reportable segment for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	September 30, 2022				September 30, 2021				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$50.1	$29.9	$—	$79.9	$45.9	$26.0	$—	$71.9	$4.2	$3.9	$—	$8.0
Depreciation and amortization	(18.8)	(14.9)	—	(33.7)	(17.7)	(12.4)	—	(30.1)	1.1	2.5	—	3.6
Property operating expenses and real estate taxes	(14.8)	(10.8)	—	(25.6)	(13.9)	(9.6)	—	(23.5)	0.9	1.2	—	2.1
General and administrative expenses	—	—	—	(10.2)	—	—	—	(9.9)	—	—	—	0.3
Impairment charges	—	(33.3)	—	(33.3)	—	(9.9)	—	(9.9)	—	23.4	—	23.4
Gain on disposition of properties	—	8.9	—	8.9	—	—	—	—	—	8.9	—	8.9
Operating income (loss)	16.5	(20.2)	—	(14.0)	14.4	(5.9)	—	(1.5)	2.1	(14.3)	—	(12.5)
Interest and other income	—	—	4.0	4.0	—	—	2.4	2.4	—	—	1.6	1.6
Realized and unrealized holding (losses) gains on investments and other	—	(7.3)	(0.6)	(7.9)	—	47.6	(1.2)	46.5	—	(54.9)	0.6	(54.4)
Equity in (losses) earnings of unconsolidated affiliates	(49.8)	(0.8)	—	(50.6)	(0.5)	0.9	—	0.4	(49.3)	(1.7)	—	(51.0)
Interest expense	(10.4)	(10.7)	—	(21.2)	(7.3)	(9.3)	—	(16.6)	3.1	1.4	—	4.6
Income tax benefit (provision)	—	—	—	—	—	—	—	(0.1)	—	—	—	0.1
Net (loss) income	(43.8)	(39.0)	3.4	(89.5)	6.5	33.3	1.2	31.1	(50.3)	(72.3)	2.2	(120.6)
Net loss attributable to redeemable noncontrolling interests	—	3.2	—	3.2	—	—	—	—	—	3.2	—	3.2
Net loss (income) attributable to noncontrolling interests	2.9	27.6	—	30.5	(0.9)	(18.2)	—	(19.1)	3.8	45.8	—	49.6
Net (loss) income attributable to Acadia	$(40.9)	$(8.2)	$3.4	$(55.9)	$5.6	$15.1	$1.2	$12.0	$(46.5)	$(23.3)	$2.2	$(67.9)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $46.5 million for the three months ended September 30, 2022 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $4.2 million for the three months ended September 30, 2022 compared to the prior year period primarily due to (i) a $4.2 million increase from Core Portfolio property acquisitions in 2021 and 2022, (ii) $1.3 million from lease up within the Core Portfolio, and (iii) $0.8 million from the write off of a tenant's below market lease. These increases were offset by a $2.2 million credit loss benefit related to the collection of previously reserved tenant accounts in 2021.

Depreciation and amortization for our Core Portfolio increased $1.1 million for the three months ended September 30, 2022 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2021 and 2022.

Equity in (losses) earnings of unconsolidated affiliates for our Core Portfolio decreased $49.3 million for the three months ended September 30, 2022 compared to the prior year period primarily due to an impairment charge for 840 N. Michigan Avenue in 2022 (Note 8).

Interest expense for our Core Portfolio increased $3.1 million for the three months ended September 30, 2022 compared to the prior year period primarily due to higher average outstanding borrowings and higher average interest rates in 2022.

Net loss (income) attributable to noncontrolling interests for our Core Portfolio increased $3.8 million for the three months ended September 30, 2022 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $23.3 million for the three months ended September 30, 2022 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $3.9 million for the three months ended September 30, 2022 compared to the prior year period primarily due to (i) $4.7 million from Fund property acquisitions in 2021 (Note 2), and (ii) $1.7 million from lease up within the Funds. These increases were partially offset by a $3.0 million decrease from Fund property dispositions in 2021 and 2022.

Depreciation and amortization for the Funds increased $2.5 million for the three months ended September 30, 2022 compared to the prior year period primarily due to Fund property acquisitions in 2021.

Property operating expenses and real estate taxes for the Funds increased $1.2 million for the three months ended September 30, 2022 compared to the prior year period primarily due to consolidated Fund property acquisitions in 2021.

Impairment charges for the Funds increased $23.4 million for the three months ended September 30, 2022 compared to the prior year period (Note 8). Impairment charges totaling $33.3 million during 2022 for the Funds relate to 146 Geary Street and 717 N. Michigan Avenue in Fund IV. Impairment charges totaling $9.9 million for the Funds in 2021 relate to 27 East 61st and 210 Bowery in Fund IV.

Gain on disposition of properties for the Funds increased $8.9 million for the three months ended September 30, 2022 compared to the prior year period due to the sale of Wake Forest Crossing at Fund IV in 2022 (Note 2).

Realized and unrealized holding gains (losses) on investments and other for the Funds decreased $54.9 million for the three months ended September 30, 2022 compared to the prior year period, due to a decrease in the mark-to-market adjustment on the Investment in Albertsons.

Equity in (losses) earnings of unconsolidated affiliates for the Funds decreased $1.7 million for the three months ended September 30, 2022 compared to the prior year period primarily due to new unconsolidated Fund acquisitions in 2022.

Interest expense for the Funds increased $1.4 million for the three months ended September 30, 2022 compared to the prior year period primarily due to $2.3 million from higher average interest rates offset by $1.1 million from lower average outstanding borrowings in 2022.

Net loss attributable to redeemable noncontrolling interests for the Funds increased $3.2 million for the three months ended September 30, 2022 compared to the prior year period due to the City Point Loan in 2022 (Note 10).

Net loss (income) attributable to noncontrolling interests for the Funds increased $45.8 million for the three months ended September 30, 2022 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $2.3 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively.

Structured Financing

Interest and other income for the Structured Financing portfolio increased $1.6 million for the three months ended September 30, 2022 compared to the prior year period due to new loans issued during 2021 and 2022.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The results of operations by reportable segment for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 are summarized in the table below (in millions, totals may not add due to rounding):

	Nine Months Ended				Nine Months Ended
	September 30, 2022				September 30, 2021				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$151.7	$94.1	$—	$245.7	$134.3	$78.8	$—	$213.1	$17.4	$15.3	$—	$32.6
Depreciation and amortization	(56.5)	(45.9)	—	(102.4)	(51.9)	(39.3)	—	(91.2)	4.6	6.6	—	11.2
Property operating expenses and real estate taxes	(44.4)	(31.0)	—	(75.4)	(41.8)	(31.0)	—	(72.7)	2.6	—	—	2.7
General and administrative expenses	—	—	—	(32.8)	—	—	—	(29.6)	—	—	—	3.2
Impairment charges	—	(33.3)	—	(33.3)	—	(9.9)	—	(9.9)	—	(23.4)	—	(23.4)
Gain on disposition of properties	—	49.9	—	49.9	4.6	5.9	—	10.5	(4.6)	44.0	—	39.4
Operating income (loss)	50.7	33.8	—	51.7	45.2	4.5	—	20.2	5.5	29.3	—	31.5
Interest and other income	—	—	9.9	9.9	—	—	6.1	6.1	—	—	3.8	3.8
Realized and unrealized holding (losses) gains on investments and other	1.2	(19.1)	(0.5)	(18.4)	—	57.0	(3.6)	53.5	1.2	(76.1)	3.1	(71.9)
Equity in (losses) earnings of unconsolidated affiliates	(47.4)	1.2	—	(46.2)	(0.9)	4.1	—	3.2	(46.5)	(2.9)	—	(49.4)
Interest expense	(26.5)	(31.8)	—	(58.3)	(21.9)	(28.4)	—	(50.3)	4.6	3.4	—	8.0
Income tax benefit (provision)	—	—	—	—	—	—	—	(0.4)	—	—	—	0.4
Net (loss) income	(22.1)	(15.8)	9.4	(61.3)	22.4	37.2	2.5	32.2	(44.5)	(53.0)	6.9	(93.5)
Net loss attributable to redeemable noncontrolling interests	—	3.2	—	3.2	—	—	—	—	—	3.2	—	3.2
Net loss (income) attributable to noncontrolling interests	1.4	17.3	—	18.7	(1.9)	(9.8)	—	(11.7)	3.3	27.1	—	30.4
Net (loss) income attributable to Acadia	$(20.7)	$4.6	$9.4	$(39.4)	$20.5	$27.5	$2.5	$20.5	$(41.2)	$(22.9)	$6.9	$(59.9)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $41.2 million for the nine months ended September 30, 2022 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $17.4 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to (i) $10.2 million from Core Portfolio property acquisitions in 2021 and 2022, (ii) $2.2 million from lease up within the Core Portfolio, (iii) $1.8 million from the write off of two tenant's below market leases, (iv) $1.5 million collection of cash for a fully reserved tenant, (v) $1.1 million from tenant termination income, and (vi) $0.9 million from the conversion of tenants from cash to accrual basis. These increases were offset by a $0.9 million credit loss benefit related to the collection or previously reserved tenants accounts in 2021.

Depreciation and amortization for our Core Portfolio increased $4.6 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2021 and 2022.

Property operating expenses and real estate taxes for our Core Portfolio increased $2.6 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2021 and 2022.

The gain (loss) on disposition of properties for our Core Portfolio of $4.6 million for the nine months ended September 30, 2021 relates to the sale of 60 Orange Street (Note 2).

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio includes $1.2 million for the nine months ended September 30, 2022 related to the bargain purchase gain on the acquisition of the Williamsburg Collection (Note 2).

Equity in (losses) earnings of unconsolidated affiliates for our Core Portfolio decreased $46.5 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to a $50.8 million impairment charge at 840 N. Michigan Avenue (Note 8), offset by a $2.2 million decrease in credit loss reserves in 2022 at unconsolidated properties related to the COVID-19 Pandemic as well as $1.3 million for the acceleration of a below market lease for a tenant in 2022.

Interest expense for our Core Portfolio increased $4.6 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to $2.9 million from higher average outstanding borrowings in 2022, and by $1.7 million higher average interest rates in 2022.

Net loss (income) attributable to noncontrolling interests for our Core Portfolio increased $3.3 million for the nine months ended September 30, 2022 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $22.9 million for the nine months ended September 30, 2022 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $15.3 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to (i) $13.4 million from consolidated Fund property acquisitions in 2021 (Note 2), (ii) $4.6 million from development projects placed in service during 2021, and (iii) a $2.3 million decrease in credit loss reserves in 2022 related to the COVID-19 Pandemic (Note 11). These increases were offset by a $6.0 million decrease from consolidated Fund property dispositions in 2021 and 2022.

Depreciation and amortization for the Funds increased $6.6 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to Fund property acquisitions in 2021.

Impairment charges for the Funds increased $23.4 million for the nine months ended September 30, 2022 compared to the prior year period (Note 8). Impairment charges totaling $33.3 million during 2022 for the Funds relate to 146 Geary Street and 717 N. Michigan Avenue in Fund IV. Impairment charges totaling $9.9 million for the Funds in 2021 related to 27 East 61st and 210 Bowery in Fund IV.

Gain on disposition of properties for the Funds increased $44.0 million for the nine months ended September 30, 2022 compared to the prior year period due to the sales of Cortlandt Crossing at Fund III, Wake Forest Crossing, Lincoln Place, Mayfair and Dauphin at Fund IV and a New Towne outparcel at Fund V in 2022 compared to dispositions of 654 Broadway at Fund III and the NE Grocer Portfolio and 110 University at Fund IV in 2021 (Note 2, Note 11).

Realized and unrealized holding gains (losses) on investments and other for the Funds decreased $76.1 million for the nine months ended September 30, 2022 compared to the prior year period, due to a $77.7 million change in the mark-to-market adjustment on the Investment in Albertsons offset by $ 1.5 million related to the Company's proportionate share of the gain on sale of Fund III's interest in Self Storage Management (Note 4).

Equity in (losses) earnings of unconsolidated affiliates for the Funds decreased $2.9 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to the gain on sale related to two land parcels at Riverdale Family Center in Fund V in 2021 (Note 4).

Interest expense for the Funds increased $3.4 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to $2.0 million from higher average outstanding borrowings in 2022 and $1.0 million from higher average rates in 2022.

Net loss attributable to redeemable noncontrolling interests for the Funds increased $3.2 million for the nine months ended September 30, 2022 compared to the prior year period due to the City Point Loan in 2022 (Note 10).

Net loss (income) attributable to noncontrolling interests for the Funds increased $27.1 million for the nine months ended September 30, 2022 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $7.2 million and $8.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest and other income for the Structured Financing portfolio increased $3.8 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to new notes issued in 2021 and 2022. Realized and unrealized holding gains (losses) on investments and other for the Structured Financing Portfolio increased $3.1 million for the nine months ended September 30, 2022 compared to the prior year due to a decrease in the allowance for credit loss.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expenses increased $3.2 million for the nine months ended September 30, 2022 compared to the prior year period due to $2.0 million related to acquisition costs (Note 2) and $1.2 million from an increase in salaries and headcount.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Consolidated operating (loss) income (a)	$(13,953)	$(1,474)	$51,737	$20,201
Add back:
General and administrative	10,170	9,910	32,768	29,555
Depreciation and amortization	33,744	30,064	102,428	91,244
Impairment charges	33,311	9,925	33,311	9,925

Less:
Above/below-market rent, straight-line rent and other adjustments	(4,680)	(4,810)	(16,943)	(13,742)
Gain on disposition of properties	(8,885)	—	(49,916)	(10,521)
Consolidated NOI	49,707	43,615	153,385	126,662

Redeemable noncontrolling interest in consolidated NOI	(537)	—	(537)	—
Noncontrolling interest in consolidated NOI	(13,669)	(11,714)	(44,767)	(33,437)
Less: Operating Partnership's interest in Fund NOI included above	(4,009)	(2,983)	(11,917)	(8,517)
Add: Operating Partnership's share of unconsolidated joint ventures NOI	3,542	2,961	10,882	10,025
NOI - Core Portfolio	$35,034	$31,879	$107,046	$94,733

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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties that we acquired, sold or expected to sell, and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Core Portfolio NOI	$35,034	$31,879	$107,046	$94,733
Less properties excluded from Same-Property NOI	(6,014)	(4,357)	(17,241)	(10,471)
Same-Property NOI	$29,020	$27,522	$89,805	$84,262

Percent change from prior year period	5.4%		6.6%

Components of Same-Property NOI:
Same-Property Revenues	$41,746	$40,268	$128,784	$122,875
Same-Property Operating Expenses	(12,726)	(12,746)	(38,979)	(38,613)
Same-Property NOI	$29,020	$27,522	$89,805	$84,262

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

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	20	20	59	59
GLA commencing	181,007	181,007	560,861	560,861
New base rent	$38.01	$39.88	$37.00	$38.28
Expiring base rent	$31.37	$31.31	$33.31	$32.79
Percent growth in base rent	21.2%	27.4%	11.1%	16.8%
Average cost per square foot (a)	$8.31	$8.31	$18.44	$18.44
Weighted average lease term (years)	4.7	4.7	5.6	5.6

(a) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its RCP investments, such as Albertsons) in FFO. A reconciliation of net (loss) income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Net (loss) income attributable to Acadia	$(55,891)	$12,007	$(39,427)	$20,535

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	27,097	23,111	78,007	69,995
Impairment charges (net of noncontrolling interests' share)	58,481	2,294	58,481	2,294
Gain on disposition of properties (net of noncontrolling interests' share)	(2,055)	—	(11,892)	(4,163)
Income (loss) attributable to Common OP Unit holders	(3,083)	749	(2,057)	1,371
Distributions - Preferred OP Units	123	123	369	369
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic	$24,672	$38,284	$83,481	$90,401

Less: Impact of City Point share conversion (a)	(906)	—	(906)	—
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Diluted	$23,766	$38,284	$82,575	$90,401

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	94,980,333	88,480,844	94,757,678	87,217,422
Weighted-average OP Units outstanding	5,307,160	5,122,016	5,311,460	5,125,394
Basic weighted-average shares and OP Units outstanding, FFO	100,287,493	93,602,860	100,069,138	92,342,816
Assumed conversion of Preferred OP Units to Common Shares	25,067	464,623	464,623	464,623
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	—	15,671	—	—
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	100,312,560	94,083,154	100,533,761	92,807,439

Diluted Funds from operations, per Common Share and Common OP Unit	$0.24	$0.41	$0.82	$0.97
a)
The impact of assumed conversion of dilutive convertible securities is related to the assumed conversion of potential common shares of the Company that could be subsequently issued in connection with the City Point Loan (Note 10) for the stub-period until the put rights were modified for a cash-only settlement option in the third quarter of 2022.

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the nine months ended September 30, 2022, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $55.1 million.

Investments

During the nine months ended September 30, 2022, we made four new consolidated investments in our Core Portfolio and Fund V acquired three unconsolidated properties totaling $425.0 million as described below (Note 2, Note 4):

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
•
On August 22, 2022, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as Shoppes at South Hills located in Poughkeepsie, New York, for $47.6 million, inclusive of transaction costs.

On June 27, 2022, we made an $18.5 million investment in Fund II and Mervyns II increasing our ownership in each by 11.67% to 40.00%. On August 1, 2022, we made an additional $5.8 million investment in Fund II and increased our ownership by 21.67% to 61.67% (Note 1).

During the nine months ended September 30, 2022, we originated a loan to other Fund II investors of $65.9 million (Note 10).

Capital Commitments

During the nine months ended September 30, 2022, we made capital contributions aggregating $131.7 million to our Funds. Moreover, we made an additional $24.3 million investment in Fund II and Mervyns II, increasing our ownership from 28.33% in each to 61.67% and 40.00%, respectively (Note 1). At September 30, 2022, our share of the remaining capital commitments to our Funds aggregated $44.8 million as follows:

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
•
$34.6 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

Development Activities

During the nine months ended September 30, 2022, capitalized costs associated with development activities totaled $4.5 million (Note 2). At September 30, 2022, we had a total of nine consolidated and one unconsolidated project under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $57.7 million to $74.9 million, and our estimated share was approximately $35.5 million to $45.0 million. Substantially all remaining development and redevelopment costs are discretionary, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our 10-K.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	September 30,	December 31,
	2022	2021

Total Debt - Fixed and Effectively Fixed Rate	$1,341,355	$1,038,803
Total Debt - Variable Rate	489,876	780,935
	1,831,231	1,819,738
Net unamortized debt issuance costs	(13,768)	(7,946)
Unamortized premium	369	446
Total Indebtedness	$1,817,832	$1,812,238

As of September 30, 2022, our consolidated indebtedness aggregated $1,831.2 million, excluding unamortized premium of $0.4 million and net unamortized loan costs of $13.8 million, and were collateralized by 34 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from LIBOR + 1.40% to Prime + 2.00% with maturities that ranged from October 31, 2022 to April 15, 2035, without regard to available extension options. Taking into consideration $1,164.1 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,341.4 million of the portfolio debt, or 73.2%, was fixed at a 4.06% weighted-average interest rate and $489.9 million, or 26.8% was floating at a 4.61% weighted average interest rate as of September 30, 2022. Our variable-rate debt includes $107.3 million of debt subject to interest rate caps.

Without regard to available extension options, at September 30, 2022 there was $83.3 million of debt maturing in 2022 at a weighted-average interest rate of 5.57%; there was $2.0 million of scheduled principal amortization due in the remainder of 2022; and our share of scheduled remaining 2022 principal payments and maturities on our unconsolidated debt was $6.6 million. In addition, $302.5 million of our total consolidated debt and $51.5 million of our pro-rata share of unconsolidated debt will come due in 2023. As it relates to the aforementioned maturing debt in 2022 and 2023, we have options to extend consolidated debt aggregating $57.9 million and $41.1 million at September 30, 2022, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our 10-K.

Share Repurchase Program

We maintain a share repurchase program under which $122.6 million remains available as of September 30, 2022 (Note 10). We did not repurchase any shares under this program during the nine months ended September 30, 2022.

Sources of Liquidity

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at September 30, 2022 totaled $18.1 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. In addition, from time to time, we have issued and may issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the nine months ended September 30, 2022 we sold 5,525,419 of our Common Shares for net proceeds of $119.5 million at a weighted-average price per share of $21.65 through our ATM Program. No such sales were made during the three months ended September 30, 2022.

Fund Capital

During the nine months ended September 30, 2022, Funds II and V called for capital contributions of $175.8 million and $121.7 million, respectively, of which our aggregate share was $131.7 million. At September 30, 2022, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were zero, $1.4 million, $32.2 million and $137.5 million, respectively.

Asset Sales and Other Transactions

During the nine months ended September 30, 2022, we disposed of five consolidated Fund properties, one land parcel and one unconsolidated investment as follows:

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
•
On August 24, 2022, Fund IV solids its consolidated Wake Forest Crossing property for $38.9 million and repaid the related debt of $20.7 million. Fund IV recognized a gain of $8.9 million, of which the Company's proportionate share was $2.2 million (Note 2).

We recognized aggregate gains of $49.9 million on the sales of the above properties during the nine months ended September 30, 2022, of which our share was $16.2 million.

Structured Financing Repayments

During the nine months ended September 30, 2022 Fund III foreclosed on one Structured Financing loan in the amount of $10.0 million including accrued interest. We also have one Structured Financing investment in the amount of $21.6 million, including accrued interest that previously matured and has not been repaid. In May and July 2022, we received full payment on a $16.0 million and $13.5 million first mortgage loan, respectively (Note 3).

Financing and Debt

As of September 30, 2022, we had $207.0 million of additional capacity under existing Core Portfolio and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 94 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

Inflation and Economic Condition Considerations

In the past year, microeconomic and macroeconomic conditions, including the fallout from the COVID-19 pandemic, the war in Ukraine, supply-chain disruptions, and the recessionary outlook of the current financial markets, has increased volatility in the market and has caused a surge in already increasing inflation and interest rates. We manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. These provisions are designed to partially mitigate the impact of inflation; however, current inflation levels are much greater than the contractual rent increases we obtain from our tenant base. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as LIBOR, SOFR and the Prime Rate. As of September 30, 2022, approximately 73% of our outstanding debt is fixed rate with the remaining 27% indexed to LIBOR, SOFR or Prime plus an applicable margin per the loan agreement. As of September 30, 2022, we were counter-party to 42 interest rate swap agreements and three interest rate cap agreements, all of which qualify for and are designated as hedging instruments, which helps to alleviate the impact of rising interest rates on our operations. While we have not experienced any material negative impacts at this time, we are actively managing our business to respond to the ongoing economic and social impact from such events. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2022 with the cash flow for the nine months ended September 30, 2021 (in millions, totals may not add due to rounding):

	Nine Months Ended September 30,
	2022	2021	Variance

Net cash provided by operating activities	$100.5	$71.4	$29.1
Net cash used in investing activities	(144.9)	(81.6)	(63.3)
Net cash provided by financing activities	47.6	7.9	39.7
Increase (decrease) in cash and restricted cash	$3.1	$(2.3)	$5.4

Operating Activities

Our operating activities provided $29.1 million more cash during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to Core and Fund property acquisitions and an increase in cash receipts from tenants.

Investing Activities

During the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, our investing activities used $63.3 million more cash, primarily due to (i) $178.8 million more cash used to acquire properties in 2022, (ii) $141.4 million more cash used for investments in and advances to unconsolidated affiliates, (iii) $10.9 million more cash used for development, construction and property improvement costs and (iv) $4.5 million of cash used for acquisition of investment interests in 2022. These uses of cash were partially offset by (i) $131.5 million more cash received from the disposition of properties, (ii) $58.0 million less cash used in the issuance of notes receivable, (iii) $51.6 million more cash received from return of capital from unconsolidated affiliates and other, and (iv) $29.5 million more cash received from proceeds from notes receivable.

Financing Activities

Our financing activities provided $39.7 million more cash during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily from (i) $82.8 million more cash provided from contributions from noncontrolling interests and (ii) $73.6 million more cash provided by the sale of Common Shares. These sources of cash were partially offset by (i) $77.7 million more cash used for the acquisition of and distributions to noncontrolling interests, (ii) $21.3 million more cash used in dividends paid to common shareholders and (iii) 15.8 million less cash provided by net borrowings.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		September 30, 2022
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Family Center at Riverdale (b)	18.0%	$4.4	3.68%	May 2023
Promenade at Manassas (c)	22.8%	6.2	4.57%	Dec 2022
Eden Square	22.8%	5.1	4.82%	Mar 2023
Gotham Plaza	49.0%	8.8	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
3104 M Street	20.0%	0.8	6.25%	Jan 2024
Crossroads	49.0%	30.0	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	3.26%	Dec 2024
Paramus Plaza (b)	11.6%	3.3	4.83%	Dec 2024
Frederick County Square (c)	18.1%	4.0	4.00%	Jan 2025
840 N. Michigan Avenue	88.4%	65.0	4.36%	Feb 2025
Wood Ridge Plaza (b)	18.1%	5.8	6.38%	Mar 2025
650 Bald Hill Road	20.8%	3.3	3.75%	Jun 2026
La Frontera	18.1%	10.0	5.08%	Jun 2027
Georgetown Portfolio	50.0%	7.6	4.72%	Dec 2027
Total		$197.7

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at September 30, 2022, where applicable.
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

Information as of September 30, 2022

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2022, we had total mortgage and other notes payable of $1,831.2 million, excluding the unamortized premium of $0.4 million and net unamortized debt issuance costs of $13.8 million, of which $1,341.4 million, or 73.2% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $489.9 million, or 26.8%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of September 30, 2022, we were party to 35 interest rate swaps and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,164.1 million and $107.3 million of variable-rate debt, respectively.

The following table sets forth information as of September 30, 2022 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$0.6	$—	$0.6	—%
2023	2.3	—	2.3	—%
2024	2.1	7.3	9.4	4.7%
2025	2.4	238.3	240.7	4.1%
2026	2.5	409.3	411.8	4.1%
Thereafter	6.6	361.5	368.1	4.2%
	$16.5	$1,016.4	$1,032.9

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$1.4	$83.3	$84.7	5.6%
2023	4.2	296.0	300.2	4.7%
2024	2.6	199.5	202.1	3.2%
2025	0.2	177.0	177.2	5.1%
2026	0.1	34.0	34.1	5.2%
Thereafter	—	—	—	—%
	$8.5	$789.8	$798.3

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2022 (Remainder)	$0.4	$6.2	$6.6	4.6%
2023	1.5	50.0	51.5	4.1%
2024	1.3	43.7	45.0	3.8%
2025	0.4	74.6	75.0	4.5%
2026	0.3	3.0	3.3	3.8%
Thereafter	0.3	16.0	16.3	4.9%
	$4.2	$193.5	$197.7

Without regard to available extension options, in the remainder of 2022, $85.3 million of our total consolidated debt and $6.6 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $302.5 million of our total consolidated debt and $51.5 million of our pro-rata share of unconsolidated debt will become due in 2023. As it relates to the aforementioned maturing debt in 2022 and 2023, we have options to extend consolidated debt aggregating $57.9 million and $41.1 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $4.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.6 million. Interest expense on our variable-rate debt of $489.9 million, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2022, would increase $4.9 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of September 30, 2022, the fair value of our total consolidated outstanding debt would decrease by approximately $5.8 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $6.8 million.

As of September 30, 2022, and December 31, 2021, we had consolidated notes receivable of $124.0 million and $153.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of September 30, 2022, the fair value of our total outstanding notes receivable would decrease by approximately $1.3 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.3 million.

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

Changes in Market Risk Exposures from December 31, 2021 to September 30, 2022

Our interest rate risk exposure from December 31, 2021, to September 30, 2022, has decreased on an absolute basis, as the $780.9 million of variable-rate debt as of December 31, 2021, has decreased to $489.9 million as of September 30, 2022. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 42.9% of our consolidated debt as of December 31, 2021 compared to 26.8% as of September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of September 30, 2022 due to the material weakness in our internal control over financial reporting described below.

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

Dated: November 4, 2022