Form 10-K
period 2022-12-31
ACADIA REALTY TRUST
filed 2023-03-01
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,482.8 million, based on a price of $15.62 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 15, 2023 was 96,265,126.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Shareholders presently scheduled to be held May 4, 2023 to be filed pursuant to Regulation 14A.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) the economic, political and social impact of, and uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”) or future pandemics, including its impact on our tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets and rising inflation; (iii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iv) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (v) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (vi) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vii) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (viii) our ability to obtain the financial results expected from our development and redevelopment projects; (ix) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (x) our potential liability for environmental matters; (xi) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (REIT) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts; and (xvii) the risk that the Restatement (as defined herein) or material weaknesses in internal controls could negatively affect investor confidence and raise reputational issues.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” set forth under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations with regard thereto or changes in the events, conditions, or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part II, Item 8. Financial Statements.

PART I

ITEM 1. BUSINESS.

GENERAL

Acadia Realty Trust (the “Company”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our” and “Company” refer to the Company and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, development, and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States. We currently own or have an ownership interest in these properties through our Core Portfolio (as defined below). We generate additional growth through our Funds (as defined below) in which we co-invest with high-quality institutional investors.

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2022, the Company controlled approximately 95% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units,” respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT.”

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely populated metropolitan areas (“Core Portfolio”). Our goal is to create value through accretive development and re-tenanting activities within our existing portfolio and grow this platform through the acquisition of high-quality assets that have the long-term potential to outperform the asset class.
•
Generate additional growth through our Funds (as defined below) in which we co-invest with high-quality institutional investors. Our Fund strategy focuses on opportunistic yet disciplined acquisitions with high inherent opportunity for the creation of additional value. We execute on this opportunity and realize value through the sale of these assets. In connection with this strategy, we focus on:
▪
value-add investments in street retail properties, located in established and “next-generation” submarkets, with re-tenanting or repositioning opportunities,
▪
opportunistic acquisitions of well-located real estate anchored by distressed retailers, and
▪
other opportunistic acquisitions, which vary based on market conditions and may include high-yield acquisitions and purchases of distressed debt.

Some of these investments historically have also included, and may in the future include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•
Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

Investment Strategy — Generate External Growth through our Dual Platforms: Core Portfolio and Funds

The objective that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall Core Portfolio quality and value, is a key strategic consideration to the growth of our Core Portfolio. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows.

Given the growing importance of technology and e-commerce, many of our retail tenants are appropriately focused on omni-channel sales and how to best utilize e-commerce initiatives to drive sales at their stores. Considering these initiatives, we have found retailers are becoming more selective as to the location, size and format of their next-generation stores and are focused on dense, high-traffic retail corridors, where they can utilize smaller and more productive formats closer to their shopping population. Accordingly, our focus for Core Portfolio and Fund acquisitions is on those properties which we believe will not only remain relevant to our tenants but become even more so in the future.

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, development, leasing, and management of retail real estate by establishing discretionary opportunity funds. Our Fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched five funds (“Funds”); Acadia Strategic Opportunity Fund, LP (“Fund I,” which was liquidated in 2015), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”) and Acadia Strategic Opportunity Fund V LLC (“Fund V,” and our “current fund”). Due to our level of control, we consolidate these Funds for financial reporting purposes. Fund I and Fund II have also included investments in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018), Acadia Mervyn Investors II, LLC (“Mervyns II”) and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise, and are referred to as, the Company's Retailer Controlled Property Venture (“RCP Venture”).

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns II and earns priority distributions or fees for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds and the RCP Venture are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flows are distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership).

See Note 1 to Consolidated Financial Statements for a detailed discussion of the Funds.

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage within our Core Portfolio, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property development and redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in current capital markets, pricing, and other commercial and financial terms. Such sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk through the use of fixed-rate debt and, where we use variable-rate debt, through the use of certain derivative instruments, including Secured Overnight Financing Rate (“SOFR”) and London Interbank Offered Rate (“LIBOR”) swap agreements and interest rate caps as discussed further in Item 7A of this Report.

We maintain a share repurchase program that authorizes management, at its discretion, to repurchase up to $200.0 million of outstanding Common Shares. The program may be discontinued or extended at any time. We repurchased 1,219,065 shares for $22.4 million, inclusive of fees, during the year ended December 31, 2020. We did not repurchase any shares during the years ended December 31, 2022 or 2021. As of December 31, 2022, management may repurchase up to approximately $122.5 million of Common Shares under the program. See Note 10.

We also maintain an at-the-market equity issuance program (the "ATM Program") that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through the ATM Program, we have been able to effectively “match-fund” a portion of the required capital for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for other general corporate purposes. During the year ended December 31, 2022, we issued 5,525,419 Common Shares under our ATM Program for gross proceeds of $123.9 million. During the year ended December 31, 2021, we issued 2,889,371 Common Shares under our ATM Program for gross proceeds of $64.9 million. No such issuances were made during 2020. See Note 10.

Operating Strategy — Experienced Management Team with Proven Track Record

Our senior management team has decades of experience in the real estate industry. We have capitalized on our expertise in the acquisition, development/redevelopment, leasing, and management of retail real estate by creating value through property development/redevelopment, re-tenanting and establishing joint ventures, such as the Funds, in which we earn, in addition to a return on our equity interest, promotes, priority distributions and fees.

Operating functions such as leasing, property management, construction, finance and legal are generally provided by our personnel, providing for a vertically integrated operating platform.

INVESTING ACTIVITIES

See Item 2. Properties for a description of the properties in our Core and Fund portfolios. See Significant Developments under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of our consolidated and unconsolidated acquisitions, dispositions and financing activity for the year ended December 31, 2022.

Core Portfolio

Our Core Portfolio consists primarily of high-quality street retail and urban assets, as well as suburban properties located in high-barrier-to-entry, trade areas.

As we typically hold our Core Portfolio properties for long-term investment, we review our portfolio and implement programs to renovate and re-tenant targeted properties to enhance their market position. This in turn is expected to strengthen the competitive position of our leasing department to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing properties with greater potential for capital appreciation.

Funds

Our Fund investments consist of suburban shopping centers and urban retail assets structured as wholly-owned or jointly-owned investments.

Structured Finance Program

We also make investments in first mortgages and other notes receivable collateralized by real estate, (which we refer to as our Structured Finance Program) either directly or through entities having an ownership interest therein.

Development and Redevelopment Activities

As part of our investing strategy, we invest in real estate assets that may require significant development. In addition, certain assets may require redevelopment to meet the demand of changing markets. As of December 31, 2022, there were two Fund and two Core Portfolio development projects and five Core Portfolio redevelopment projects. During the year ended December 31, 2022, we placed a portion of two Fund development properties into service and placed two Core properties into development. See Item 2. Properties—Development Activities and Note 2.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL LAWS

We are subject to federal, state and local laws and regulations, including environmental laws and regulations. As of the date of this Report, we do not expect the cost of compliance with such laws and regulations to have a material impact on our capital expenditures, earnings, or competitive position. See Item 1A. Risk Factors — Risks Related to Litigation, Environmental Matters and Governmental Regulation.

We may be liable for the costs of removal or remediation of certain hazardous or toxic substances at our property sites, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at our properties. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of such substances, or the failure to properly dispose of or remove such substances, may adversely impact our ability to sell or rent an affected property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with the Americans with Disabilities Act of 1990, as amended (the "ADA"). See Item 1A. Risk Factors — Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unplanned expenditures that could adversely affect our financial condition, cash flows and results of operations.

In addition, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. Compliance with new laws or regulations related to climate change may require us to make improvements to our existing properties or pay additional taxes and fees assessed on us or our properties. See Item 1A. Risk Factors — Climate change, natural disasters or health crises could adversely affect our properties and business.

CORPORATE HEADQUARTERS

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100.

HUMAN CAPITAL

We recognize that our ability to achieve the high standards we set for our company can best be accomplished by curating a diverse team of top talent. We are committed to fostering an energized and motivated workforce through programs and benefits that promote employee satisfaction, advancement, equity, and inclusion.

As of December 31, 2022, we had 115 employees, of whom 94 were located at our executive office and 21 were located at regional property management offices. During 2022, our total turnover rate was approximately 23%. None of our employees are covered by collective bargaining agreements and management believes that its relationship with employees is good.

Diversity, Equity, and Inclusion

Diversity, equity, and inclusion (“DEI”) are fundamental values of our business. We believe that our potential for success is maximized by having a diverse workforce that is reflective of our society and the communities we serve.

As of December 31, 2022, women represent 50% of our employees, 32% of our management-level positions and 22% of the independent trustees on our board of trustees (the "Board"), and racially and ethnically diverse individuals represent 25% of our employees, 24% of our management-level positions, and 11% of the independent trustees on our Board.

Our DEI Program is focused on fostering a professional environment that fully embraces individuals with varied backgrounds, cultures, races, identities, ages, perspectives, beliefs, and values. The four pillars of our DEI Program are awareness, acknowledgment, acceptance and advancement, and our mission is to raise awareness of systemic inequities and promote initiatives to dismantle any such inequities. Through education and awareness – including compulsory unconscious bias training and training dedicated to allyship in 2022 – we are working to establish a corporate culture that is characterized by respect, acceptance, and inclusivity. We believe that we have an individual and institutional responsibility to observe, promote and protect DEI principles. As part of our commitment to promoting DEI principles, we signed the CEO Action for Diversity & Inclusion pledge in 2020, which brings together more than 2,400 CEOs who have pledged to, among other initiatives: (i) cultivate environments that support open dialogue on DEI; (ii) implement unconscious bias education and training; (iii) share DEI programs and initiatives; and (iv) engage boards when developing and evaluating DEI strategies.

We are committed to providing equal employment opportunities without regard to any actual or perceived characteristic protected by applicable local, state or federal laws, rules, or regulations.

Employee Engagement

We have been recognized as a Great Place to Work® based on employee satisfaction surveys for three consecutive years. We analyze the survey results to identify opportunity areas for enhancing employee satisfaction and engagement.

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

Health and Wellness

All employees are eligible to participate in our Wellness Program which advocates for and provides resources regarding nutrition, exercise, mental health, and workplace ergonomics. We value the importance of personal growth and encourage employees to participate in company events, health initiatives and training courses.

We offer a comprehensive benefits package to all employees.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

Achievements and Initiatives

We seek to drive financial performance while engaging in environmentally and socially responsible business practices grounded in sound corporate governance. Our ESG program is overseen by the Board’s Nominating and Corporate Governance Committee (“NCG Committee”). The NCG Committee periodically reviews our ESG strategy, practices and policies, receives regular updates from management regarding our ESG activities and reports to the full Board for further discussion and evaluation as needed and appropriate. Day-to-day management of our ESG program, including developing and guiding the implementation of our ESG initiatives, is performed by our full-time dedicated Director of ESG and our internal ESG Committee, comprised of senior leaders and representatives from various departments. The ESG Committee meets regularly, at least quarterly, and provides periodic updates on our ESG program to our Chief Executive Officer and the Board.

We maintain a robust Enterprise Risk Management (“ERM”) plan to identify and formulate responses to the most critical risks to operations, including those related to climate change and environmental impact. ERM planning serves as an additional forum for the integration of ESG considerations into our business operations.

In addition to a dedicated team of professionals, we have established ESG policies and procedures that inform and guide our ESG approach and drive our ESG goals forward, including a firm-wide ESG Policy and a Tenant Sustainability Guide. We have aligned our sustainability practices to the Global Reporting Initiative (“GRI”) standards and to the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate-Related Financial Disclosures (“TCFD”) frameworks. We seek to align our ESG strategy and goals with certain United Nations Sustainable Development Goals ("UN SDGs"), such as goals to combat climate change and to promote the sustainability of our communities.

Below are some highlights of our ESG program. Additional information is available in our Proxy and Corporate Responsibility Report. Such information is not incorporated by reference into, and is not part of this Report.

Environmental

We are committed to understanding the environmental impact of our operations and promoting environmental sustainability while maintaining high standards for our company and our stakeholders.

We are building the resiliency of our portfolio to the physical and transition risks of climate change. For standing investments, we analyze climate-related physical and transition risks and we consider any identified risks as part of our enterprise risk management and budgeting, and capital improvements processes. Climate-related physical and transition risks are also assessed as part of the due diligence process for acquisitions. Understanding climate-related risks in our portfolio enables us to implement mitigation measures, including increased insurance coverage and physical enhancements, such as waterproofing systems, as necessary. In addition, we established a GHG emissions reduction goal for scope 1 and 2 emissions in our portfolio in an effort to reduce our exposure to, and our contribution to, the negative impacts of climate change.

We prioritize energy efficiency to try to reduce the amount of GHG emissions generated by our properties. Our energy reduction strategy seeks to reduce energy consumption through a variety of measures, including through LED lighting, smart lighting controls upgrades in our parking areas, and smart thermostat installations in our vacant tenant spaces. For substantially all of our properties with landlord-controlled parking areas, we have installed LED parking lot lighting and smart lighting controls .

Our energy reduction strategy is complemented by our renewable energy strategy which seeks to incorporate the use of electricity sourced from on-site and off-site renewable energy projects, such as solar and wind, for the landlord-controlled common areas of our properties. We engage in renewable energy projects through leasing roof and parking lot space at our properties for solar panel arrays and electric vehicle charging stations. This contributes to the production of renewable energy for off-site consumption. Lastly, we are evaluating onsite offtake and using renewable energy credits (RECs).

Our water management program focuses on monitoring and reducing common area water consumption, while encouraging best water management practices by our tenants. We leverage technology to track and analyze our water consumption to identify and decrease excessive use. A majority of our properties benefit from the use of a landscape design focused on drought-resistant, native, pollinator-friendly plantings that save water. For substantially all of our properties with landlord-controlled irrigation, we have installed smart irrigation systems with features like rain sensors, to ensure the irrigation is turned on only when necessary. In addition, we use submeters at certain of our properties to give our retail tenants visibility into their water consumption and a financial incentive to decrease their consumption.

We include a “green” clause into our standard form of retail leases to align tenant and landlord interests in promoting the sustainability of our properties, which provides for, among other requirements, cooperation on environmental and social initiatives, and upgrades. We are proud to be named a 2022 Green Lease Leader by the Institute for Market Transformation/the U.S. Department of Energy’s Better Buildings Alliance and achieved gold status for using “green” leases to engage our tenants in making our properties more sustainable.

Our sustainable practices extend to our corporate offices where we have adopted energy reduction, waste management and water conservation initiatives. These initiatives include, for example, installing LED lighting and automatic occupancy sensors for lighting and equipment, recycling programs, implementing electronic communication systems for tenant billing, and using low-flow faucets. Our corporate headquarters is easily accessible by public transit due to the close proximity to two train stations, helping to reduce air pollution and greenhouse gas emissions from employee travel. As a result of sustainability efforts made at our corporate headquarters, we were awarded the Outstanding Achievement in Land Use Award by the Green Business Partnership in 2019.

Social

DEI are fundamental values of our business. For additional details regarding our DEI Program, as well as employee engagement, employee training and development, and employee health and wellness initiatives, see Item 1. Human Capital.

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

Governance

We are dedicated to maintaining a high standard for corporate governance predicated on integrity, ethics, diversity, and transparency. All of our Board members stand for re-election every year. We seek to maintain a diverse Board primarily comprised of independent trustees who represent a mix of varied experience, backgrounds, tenure, and skills to ensure a broad range of perspectives is represented. In 2021, our NCG Committee formally committed in its charter to seek to include candidates with a diversity of race, ethnicity, and gender in the pool from which it selects trustee candidates. The Committee annually reviews the composition of the Board and recommends measures to ensure the Board reflects the appropriate balance of knowledge, experience, skills, expertise, and diversity of backgrounds to enable the Company to execute its strategic plan and achieve its objectives. As of December 31, 2022, two of our nine independent trustees are female and one independent trustee represents racial and ethnic diversity.

Additionally, we regularly monitor developments in the area of corporate governance and seek to enhance our corporate governance structure based upon a review of new developments and recommended best practices, considering investor feedback. We believe that sound corporate governance strengthens the accountability of our Board and management and promotes the long-term interests of our shareholders. Governance highlights include: opt-out of the Board self-classification provisions of Subtitle 8; no shareholder rights plan; annual election of trustees; majority voting standard for trustees in uncontested elections with a resignation policy if an incumbent trustee fails to receive the required vote for re-election; independent and diverse Board with a lead independent trustee; regular succession planning; risk oversight by the full Board and committees; claw-back, anti-hedging and anti-pledging policies; annual Say-on-Pay vote; and shareholders’ ability to call a special meeting.

Our Corporate Governance Guidelines and associated policies mandate an elevated level of excellence from our company, the Board and management. Through transparency, alignment of interests, and removal of potential conflicts of interests, we ensure that our decisions and actions advance the interests of our shareholders, employees, and other stakeholders.

We are diligent about cybersecurity risk management, strategy, and governance. Our Board is regularly briefed by management on cybersecurity risks and initiatives, and our employees are trained to help safeguard our systems from unauthorized access, including phishing and hacking. We conduct comprehensive monitoring of our computer networks and we maintain appropriate insurance coverage.

COMPANY WEBSITE

All of our filings with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, are available at no cost on the Investors page of our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. These filings can also be accessed through the SEC’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings, including this Report, at no cost upon request addressed to Investor Relations at Acadia Realty Trust, 411 Theodore Fremd Avenue, Suite 300, Rye, NY 10580, phone number (914) 288-8100 or email investorrelations@acadiarealty.com.

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

The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Report.

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

Our Board adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy.” Copies of these documents are available in the Investors – Corporate Governance page of our website at www.acadiarealty.com. We will disclose future amendments to, or waivers from (with respect to our executive officers and trustees), our Code of Business Conduct and Ethics on our website within four business days following the date of such amendment or waiver. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Report.

ITEM 1A. RISK FACTORS.

Set forth below are the risk factors that we believe are material to our investors. You should carefully consider these risk factors, together with all of the other information included in this Report, including our consolidated financial statements and related notes thereto, before you decide whether to make an investment in our securities. The occurrence of any of the following risks could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders. In such case, the trading price of our Common Shares could decline, and you may lose all or a significant part of your investment. This section includes or refers to certain forward-looking statements. See “Special Note Regarding Forward-Looking Statements”.

The following risk factors are not exhaustive. Other sections of this Report may include additional factors that could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for material updates to these risk factors.

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

Real property investments are subject to multiple risks. Real estate values are affected by several factors, including changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand), the quality and philosophy of management, competition from other available space, and the ability to provide adequate maintenance and insurance and to control variable operating costs. Retail properties, in particular, may be affected by changing perceptions of retailers or shoppers regarding the convenience and attractiveness of the property and by the overall climate for the retail industry. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax, and other laws. A significant portion of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if we were unable to rent our vacant space to viable tenants on economically favorable terms or at all. In the event of default by a tenant, we may experience delays in enforcing, as well as incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced even though there may be a reduction in income from the investment.

We rely on revenues derived from tenants, in particular our key tenants, and a decrease in those revenues could adversely affect our ability to make distributions to our shareholders.

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of 20 key tenants which occupy space at more than one property and collectively account for approximately 19.3% of our consolidated revenue. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See “Item 2. Properties—Major Tenants” for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

Certain of our properties are supported by “anchor” tenants. Anchor tenants pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a tenant with comparable consumer attraction, could adversely affect the rest of the property primarily through the loss of customer drawing power. This can also occur through the exercise of the right that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term, also known as “going dark”, such as the case of the departure of a “shadow” anchor tenant that is owned by another landlord. In addition, in the event that certain anchor tenants cease to occupy a property, such an action results in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales, at the affected property, which could adversely affect the future income from such property, also known as “co-tenancy.” Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See “Item 2. Properties—Major Tenants”.

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

Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection, typically under Chapter 11 of the United States Bankruptcy Code. Pursuant to bankruptcy law, tenants have the right to reject some or all of their leases. In the event a tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final bankruptcy plan and the availability of funds to pay its creditors. There can be no assurance that our major tenants will not declare bankruptcy, in which case we may be unable to recoup past and future rent in full, and to re-lease a terminated or rejected space on comparable terms or at all.

We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See “Item 2. Properties—Lease Expirations” for additional information regarding the scheduled lease expirations in our portfolio.

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

A decrease in the demand for retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies, the adverse financial condition of some large retailing companies and bankruptcy incidence, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through the Internet. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could adversely affect our financial condition, cash flows, results of operations, the trading price of our Common Shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

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

While we devote considerable effort and resources to analyze and respond to tenant trends, preferences, and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “bricks and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market because of the illiquid nature of real estate our occupancy levels and financial results could suffer. See the Risk Factor entitled, “Our ability to change our portfolio is limited because real estate investments are illiquid” below.

Many of our real estate costs are fixed, even if income from our properties decreases, which would cause a decrease in net income.

Our financial results depend primarily on leasing space at our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance, and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to fully lease our properties on favorable terms. Additionally, properties that we develop or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such projects until they are fully occupied.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited, which could adversely affect our financial condition, cash flows, and ability to satisfy our debt service obligations and to make distributions to our shareholders. In addition, the Internal Revenue Code of 1986, as amended (the “Code”), contains restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Our Board may establish investment criteria or limitations as it deems appropriate, but it currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. As discussed under the heading “Our Board may change our investment policy or objectives without shareholder approval” below, we could change our investment, disposition and financing policies and objectives without a vote of our shareholders, but such change may be delayed or more difficult to implement due to the illiquidity of real estate.

We could be adversely affected by conditions in the markets where our properties are geographically concentrated.

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 38.2% and 24.6% of the annual base rents within our Core Portfolio, respectively. In addition, our Funds derive 32.8%, 22.6% and 22.2% of their annual base rents in the New York metropolitan, Southeast, and Northeast regions of the United States, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, occur in these areas.

Our development and construction activities could affect our operating results.

We intend to continue the selective development and construction of retail properties. See “Item 1. Business —Investing Activities–Funds–Development Activities”.

As opportunities arise, we may delay construction until sufficient pre-leasing is reached, and financing is in place. Our development and construction activities include the risk that:

•
we may abandon development opportunities after expending resources to determine feasibility;
•
construction costs of a project may exceed our original estimates;
•
occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
•
financing for development of a property may not be available to us on favorable terms;
•
we may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs, including labor and material costs; and
•
we may not be able to obtain or may experience delays in obtaining necessary zoning and land use approvals as well as building, occupancy and other required governmental permits and authorizations.

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

At times, we may also be required to use unionized construction workers or to pay the prevailing wage in a jurisdiction to unionized workers, which could increase a project’s costs and the risk of a strike, thereby affecting construction timelines.

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

Developments and acquisitions may fail to perform as expected, which could adversely affect our results of operations.

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
•
Properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project or within the time frames we project which may result in the properties’ failure to achieve the returns we projected;
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

We may not be able to recover our investments in marketable securities or other investments, which may result in significant losses to us.

Our investments in marketable securities are subject to specific risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, which may result in significant losses to us. Marketable securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in marketable securities are subject to risks of substantial market price volatility, resulting from changes in prevailing interest rates and the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations. These risks may adversely affect the value of outstanding marketable securities and the ability of the issuers to make distribution payments.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 for additional discussion regarding the shares held by the Company of Albertsons Companies, Inc. (“Albertsons”).

The economic performance and value of our other investments, which we do not control and are in retail operations, are subject to risks associated with owning and operating retail businesses, as outlined in our other risk factors provided herein. A decline in the value of our other investments may require us to recognize an other-than-temporary impairment (“OTTI”) against such assets. When the fair value of an investment is determined to be less than its amortized cost at the balance sheet date, we assess whether the decline is temporary or other-than-temporary. If we intend to sell an impaired asset, or it is more likely than not that we will be required to sell the impaired asset before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the asset’s amortized cost and its fair value at the balance sheet date. When an OTTI is recognized through earnings, a new cost basis is established for the asset, and the new cost basis may not be adjusted through earnings for subsequent recoveries in fair value.

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

We are dependent and rely on third party vendors, including Cloud providers, for redundancy of our network, system data, security, and data integrity. If a vendor fails to provide services as agreed, suffers outages, business interruptions, financial difficulties, or bankruptcy, we may experience service interruption, delays, or loss of information. Cloud computing is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, blackout, or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. We conduct appropriate due diligence on all services providers and restrict access, use and disclosure of personal information. We engage vendors with formal written agreements clearly defining the roles of the parties and specifying privacy and data security responsibilities.

Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 Pandemic, have had and could continue to have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.

Epidemics, pandemics, or other public health crises, including the COVID-19 Pandemic, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and an epidemic, pandemic or other public health crisis may decrease customer willingness to frequent, and “shelter-in-place” or “stay-at-home” orders or recommendations may prevent customers from frequenting our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases. Such restrictions may also affect customer behavior longer term by, among other things, creating a preference for e-commerce, discussed further in our risk factors above.

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

Although we have historically used moderate levels of leverage, we have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2022, our outstanding indebtedness was $1,805.4 million, of which $364.6 million was variable-rate indebtedness.

None of our Declaration of Trust, our Bylaws or any policy statement formally adopted by our Board limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased debt service requirements and a higher risk of default on our debt obligations. This in turn could adversely affect our financial condition, cash flows and ability to make distributions to our shareholders.

Although approximately 79.8% of our outstanding debt has fixed or effectively fixed interest rates, we also borrow funds at variable interest rates. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt, which could cause our borrowing costs to rise and may limit our ability to refinance debt. Interest expense on our variable-rate debt as of December 31, 2022 would increase by approximately $3.6 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we sought additional variable-rate financing based on pricing and other commercial and financial terms. We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings and hedges that extend beyond such date will need to be converted to a replacement rate. U.S. regulators identified the Secured Overnight Financing Rate (“SOFR”) as their preferred alternative to USD LIBOR in derivatives and other financial contracts. We have contracts indexed to LIBOR and are monitoring and evaluating the risks related to potential discontinuation of LIBOR, including transitioning contracts to a new alternative rate and any resulting value transfer that may occur. When USD LIBOR is discontinued, the interest rates of our LIBOR-indexed debt following such event will be based on either alternate base rates, such as SOFR, or agreed upon replacement rates. While the discontinuation of USD LIBOR would not affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates and/or payments under our debt agreements. Additionally, adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs to the Company.

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

Historically, a component of our growth strategy has been through private-equity type investments made through our RCP Venture, which have included investments in operating retailers. The inability of such retailers to operate profitably would have an adverse impact on income realized from these investments. Through our investments in joint ventures, we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including human capital issues, adequate supply of product and material, and merchandising issues.

Furthermore, if we were unable to obtain sufficient investor capital commitments in order to initiate future Funds, our current growth strategy would be adversely impacted. Because the Operating Partnership is the sole general partner or managing member of our Funds and earns promote distributions or fees for asset management, property management, construction, development, leasing, and legal services, such a situation would also adversely impact the amount of or ability to earn such promotes or fees.

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

Under various Federal, state and local environmental laws, statutes, ordinances, rules, and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, could reduce our revenues and affect our ability to make distributions.

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

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines, or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations and the trading price of our Common Shares. Additionally, certain proceedings or the resolution of certain proceedings may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. See "Item 3. — Legal Proceedings" and the Notes to Consolidated Financial Statements as updated by our subsequent filings with the SEC, for pending litigation, if any.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unplanned expenditures that could adversely affect our financial condition, cash flows and results of operations.

All of our properties are required to comply with the Americans with Disabilities Act, as amended (the “ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with applicable ADA provisions, and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result of the foregoing or if a tenant is not obligated to cover the cost of compliance, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our financial condition, cash flows and results of operations. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could also adversely affect our financial condition, cash flows and results of operations.

RISKS RELATED TO OUR MANAGEMENT AND STRUCTURE

The loss of key management members could have an adverse effect on our business, financial condition, and results of operations.

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our business, financial condition, and results of operations. Management continues to strengthen our team and we have CEO succession planning in place, but there can be no assurance that such planning will be capable of implementation or that our efforts will be successful. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein and into severance agreements with other senior executives; however, Mr. Bernstein and such executives may terminate their employment with us at will.

We have pursued and may in the future continue to pursue extensive growth opportunities, including investing in new markets, which may result in significant demands on our operational, administrative, and financial resources.

We have pursued and may pursue growth opportunities, some of which have been, and in the future may be, in locations in which we have not historically invested. This expansion places significant demands on our operational, administrative, and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on our resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business. In addition, the acquired properties may fail to operate at expected levels due to the numerous factors that may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage the newly acquired properties.

Our Board may change our investment policy or objectives without shareholder approval.

Our Board may determine to change our investment and financing policies or objectives, our growth strategy and our debt, capitalization, distribution, acquisition, disposition, and operating policies. Our Board may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or the concentration of investments in any one geographic region. Although our Board has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, the results of decisions made by our Board as implemented by management may or may not serve the interests of all of our shareholders and could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders.

Concentration of ownership by certain investors may allow these investors to exert influence over the business and affairs of our Company.

As of December 31, 2022, four institutional shareholders own 5% or more individually, and 54.4% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT for U.S. federal income tax purposes (due to certain “look-through provisions” of the Code), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring, or preventing a change in control of us. Additionally, our Board may, in its sole discretion, waive or modify the 9.8% Common Shares ownership limit in our Declaration of Trust with respect to one or more persons if it is satisfied that ownership in excess of the limit will not jeopardize our qualification as a REIT for U.S. federal income tax purposes. From time to time, we have entered into waivers with certain institutional investors, subject to certain representations from such investors, including that the Common Shares held by the investors will be held in the ordinary course of business and not with the purpose or effect of changing or influencing control of us.

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

Under the provisions of the Maryland General Corporation Law (the “MGCL”) applicable to REITs, certain business combinations, including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns 10% or more of the voting power of the REIT’s outstanding voting shares or an affiliate or an associate, as defined in the MGCL, of the REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the REIT (an “interested shareholder”) or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the board of trustees of the REIT and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the REIT and (ii) two-thirds of the votes entitled to be cast by holders of voting shares of beneficial interest of the REIT other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the REIT’s common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

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

The MGCL also provides that holders of “control shares” of a Maryland REIT (defined as voting shares that, when aggregated with all other shares owned by the acquirer or in respect of which the acquirer is entitled to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the affirmative vote of holders of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are also trustees of the REIT. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares of beneficial interest. Our Bylaws can be amended by our Board by majority vote or by our shareholders, pursuant to a binding proposal properly submitted for consideration at a meeting of shareholders, by the affirmative vote of a majority of all votes entitled to be cast on the matter, and there can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

Becoming subject to, or the potential to become subject to, these provisions of the MGCL could inhibit, delay, or prevent a transaction or a change of control of our Company that might involve a premium price for our shareholders or otherwise be in our or their best interests. In addition, the provisions of our Declaration of Trust on removal of trustees and the provisions of our Bylaws regarding advance notice of shareholder nominations of trustees and other business proposals and restricting shareholder action outside of a shareholders meeting unless such action is taken by unanimous written consent could have a similar effect.

Our rights and shareholders’ rights to take action against trustees and officers are limited, which could limit recourse in the event of actions not in the best interests of shareholders.

As permitted by Maryland law, our Declaration of Trust eliminates the liability of our trustees and officers to the Company and its shareholders for money damages, except for liability resulting from:

•
actual receipt of an improper benefit or profit in money, property, or services; or
•
a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

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

Partnership or joint venture investments (that may include, among others, tenancy-in common and other similar investments) may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co-venturer might become bankrupt, and that our partner or co-venturer may take action contrary to our instructions, requests, policies, or objectives, including with respect to maintaining our qualification as a REIT. Actions by, or disputes with, joint venture partners might result in subjecting properties owned by the joint venture to additional risks. Other risks of joint venture investments include impasses on decisions, such as a sale, because neither we nor a joint venture partner may have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

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

We believe that we have consistently met the requirements for qualification as a REIT for Federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there may be only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Code provisions and income tax regulations applicable to REITs differ significantly from those applicable to other entities. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations, or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the Federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. Also, we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

Legislative or regulatory tax changes could have an adverse effect on us.

There are a number of issues associated with an investment in a REIT that are related to the Federal income tax laws, including, but not limited to, the consequences of our failing to continue to qualify as a REIT. At any time, the Federal income tax laws governing REITs, or the administrative interpretations of those laws may be amended or modified. Any new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders.

We may be required to borrow funds or sell assets to satisfy our REIT distribution requirements.

Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. Federal income tax purposes, or as a result of our inability to currently deduct certain expenditures that we must currently pay, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, any business interest expense that is disallowed under Section 163 (j) of the Code (unless we elect to be an “electing real property trade or business”), and the creation of reserves or required amortization payments. While we have historically satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distribution requirements with cash, we may need to borrow funds on a short term basis or sell assets, to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings or sales. These cash needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. Such actions could adversely affect our cash flow and results of operations.

Dividends payable by REITs generally do not qualify for reduced tax rates.

Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are taxed at ordinary income rates as opposed to the capital gain rates. Pursuant to section 199A of the Code, from 2018 through 2025, certain REIT shareholders will be permitted to deduct 20% of ordinary REIT dividends received. Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which may negatively impact the trading prices of our securities.

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

For us to qualify as a REIT for Federal income tax purposes, among other requirements, not more than 50% of the value of our shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and such shares of beneficial interest must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year). Our Declaration of Trust includes certain restrictions regarding transfers of our shares of beneficial interest and ownership limits that are intended to assist us in satisfying these limitations, among other purposes. These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of our shares of beneficial interest in violation of the ownership limitations. The ownership limits contained in our Declaration of Trust may have the effect of delaying, deferring, or preventing a change of control of us.

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

To maintain our status as a REIT for Federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for each calendar year. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to Federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year; (ii) 95% of our capital gain net income for that year; and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Code and to minimize exposure to Federal income and excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income as well as required debt amortization payments and the capitalization of certain expenses could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. The distribution requirements also severely limit our ability to retain earnings to acquire and improve properties or retire outstanding debt.

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

While we currently believe we have adequate sources of liquidity, there can be no assurance that, in the event of a financial downturn, we will be able to obtain secured or unsecured loan facilities to meet our needs, including to purchase additional properties, to complete current development projects, or to successfully refinance our properties as loans become due. To the extent that the availability of credit is limited, it would also adversely impact our notes receivable, as counterparties may not be able to obtain the financing required to repay the loans upon maturity.

Certain sectors of the U. S. economy are still experiencing weakness. Over the past several years, this structural weakness has resulted in periods of high unemployment, rising inflation, the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, and reduced demand and rental rates for certain retail space. There can be no assurance that an economic recovery will occur or continue. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants. In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rental concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.

Political and economic uncertainty could have an adverse effect on our business.

In the past year, microeconomic and macroeconomic conditions, including the fallout from the COVID-19 Pandemic, the war in Ukraine, supply-chain disruptions, and the recessionary outlook of the current financial markets, has increased volatility in the market and has caused a surge in already increasing inflation and interest rates. We cannot predict how current political and economic uncertainty will affect our critical tenants, joint venture partners, lenders, financial institutions, and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

Political and economic uncertainty poses a risk to us in that it may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets generally or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Each of these factors could adversely affect our financial condition, cash flows and results of operations.

Inflation may adversely affect our financial condition, cash flows and results of operations.

Increased inflation could have a more pronounced negative impact on our mortgage and debt interest, any of our remaining development and redevelopment costs, and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

Competition may adversely affect our ability to purchase properties and to attract and retain tenants.

There are numerous commercial developers, real estate companies, financial institutions, and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Our competitors include other REITs, financial institutions, private funds, insurance companies, pension funds, private companies, family offices, sovereign wealth funds and individuals. This competition may result in a higher cost for properties than we wish to pay. In addition, retailers at our properties (both in our Core Portfolio and in the portfolios of the Funds) face increasing competition from outlet malls, discount shopping clubs, e-commerce, direct mail, and telemarketing, which could (i) reduce rents payable to us and (ii) reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

Changes in market conditions could have an adverse effect on our share price and our ability to access the public equity markets.

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
•
publication of research reports about us, the retail industry, or the real estate industry generally;
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
•
general market and economic conditions.

Many of the factors listed above are beyond our control. Those factors may cause the market price of our Common Shares to decline significantly, regardless of our financial performance, condition, and prospects. We cannot provide any assurance that the market price of our Common Shares will not fall in the future, and it may be difficult for holders to sell such securities at prices they find attractive, or at all. A decline in our share price, as a result of this or other market factors, could unfavorably impact our ability to raise additional equity in the public markets.

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

Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.

Cyber incidents can result from deliberate attacks or unintentional events. There have been an increased number of significant cyber-attacks targeted at the retail, insurance, financial and banking industries that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks by third parties or insiders utilize techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm a website to more traditional intelligence gathering, and social engineering aimed at obtaining information necessary to gain access.

Increased global IT security threats are more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. The open nature of interconnected technologies may allow for a network or Web outage or a privacy breach that reveals sensitive data or transmission of harmful/malicious code to business partners and clients. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures.

Cyber-attacks may result in substantial financial and reputational cost, including but are not limited to:

•
Compromising of confidential information;
•
Manipulation and destruction of data;
•
Loss of trade secrets;
•
System downtimes and operational disruptions;
•
Remediation costs that may include liability for stolen assets or information and repairing system damage, as well as incentives offered to customers, tenants, or other business partners in an effort to maintain business relationships;
•
Loss of revenues resulting from unauthorized use of proprietary information;
•
Cost to deploy additional protection strategies, training employees and engaging third party experts and consultants;
•
Reputational damage adversely affecting investor and tenant confidence; and
•
Costly litigation.

The control environment for cyber security is an ever-changing risk landscape across the entire attack surface which includes risks from on-premises, cloud infrastructure, software as a service and mobile applications. While we attempt to mitigate these risks by employing a number of measures, including a dedicated IT team, employee training and background checks, maintenance of backup systems, utilization of third-party service providers to provide redundancy over multiple locations, and comprehensive monitoring of our networks and systems along with purchasing cyber security insurance coverage, our systems, networks, and services remain potentially vulnerable to advanced threats.

Use of social media may adversely impact our reputation and business.

There has been a significant increase in the use of social media platforms, including weblogs, social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience, including our significant business constituents. The availability of information through these platforms is virtually immediate as is its impact and may be posted at any time without affording us an opportunity to redress or correct it timely. This information may be adverse to our interests, may be inaccurate and may harm our reputation, brand image, goodwill, performance, prospects, or business. Furthermore, these platforms increase the risk of unauthorized disclosure of material non-public Company information.

Climate change, natural disasters or health crises could adversely affect our properties and business.

Some of our current or future properties could be subject to natural disasters and may be impacted by climate change. To the extent climate change causes adverse changes in weather patterns, rising sea levels or extreme temperatures, our properties in certain markets may be adversely affected. Specifically, properties located in coastal regions, including Florida, Virginia, Georgia, New York, and Massachusetts could be affected by any future increases in sea levels or in the frequency or severity of hurricanes and storms, whether caused by climate change or other factors. Additionally, we own properties in California, which in recent years has experienced intense drought and wildfires and has had earthquake activity.

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
•
Changes in the availability or quality of water or other natural resources on which the tenant’s business depends;
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

Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or pay additional taxes and fees assessed on us or our properties. Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time there can be no assurance that climate change will not have an adverse effect on us.

Public health crises, pandemics, and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and, most recently, the COVID-19 Pandemic, may increase as international travel continues to rise and could adversely impact our business by interrupting our tenants’ business, supply chains and transactional activities, disrupting travel, and negatively impacting local, national, or global economies.

Future terrorist attacks or civil unrest could harm the demand for, and the value of, our properties.

Over the past several years, a number of highly publicized terrorist acts and shootings have occurred at domestic and international retail properties. Future terrorist attacks, civil unrest and other acts of terrorism or war could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.

Increased scrutiny by and changing expectations from investors, tenants, employees, and other stakeholders regarding our ESG practices and reporting could cause us to incur additional costs and adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

Companies across all industries are facing increasing scrutiny related to their ESG practices and disclosure. Investors, tenants, employees, and other stakeholders have begun to focus increasingly on ESG practices and to place heightened importance on the environmental and social cost of their investments, business decisions and consumer choices. For example, an increasing number of investment funds focus on positive ESG practices and sustainability scores when making an investment decision. Additionally, certain institutional investors have demonstrated increased activism with respect to their existing investments, including by urging companies to take certain actions in areas of perceived ESG significance.

Investors, particularly institutional investors, use or may use third-party benchmarks and scores to assess our ESG practices against our peers and if we are perceived as lagging, such investors may decide to not invest in our Common Shares or to divest from their current investment, and we may face reputational challenges. Alternatively, such investors may decide to actively engage with us to improve ESG disclosure or performance, and may also make voting decisions on this basis. Given increased investor focus and demand, public disclosure regarding ESG practices is becoming more broadly expected. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices, reporting and goals, or with our speed of adoption. If our ESG practices and disclosures do not meet investor, tenant, employee or other stakeholder expectations, which continue to evolve, our reputation and tenant and employee retention, and access to capital may be negatively impacted.

In 2022, the SEC proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The proposal, if adopted, would require public issuers to include prescribed climate-related information in their registration statements and annual reports, including information regarding greenhouse gas emissions and climate-related risks and opportunities and related financial impacts, governance and strategy. Additionally, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a “carbon tax”), which could increase our operating costs.

We could incur additional costs relating to implementing, monitoring and reporting various ESG practices and initiatives, as well as complying with applicable law, which could place a strain on our personnel, systems and resources. Our failure, or perceived failure, to meet the goals and objectives we set in any ESG disclosure within the timelines announced or at all, or the expectations of our various stakeholders could negatively impact our reputation, tenant and employee retention, and access to capital.

We previously identified a material weakness in our internal control over financial reporting which resulted in the restatement of certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investors' confidence and raise reputational issues. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports. We previously identified and reported a deficiency in internal control over financial reporting as of December 31, 2021 and determined that the Company did not maintain effective internal control over financial reporting because of an error in accounting treatment at the time of formation related to the improper consolidation of two investments that are less-than-wholly-owned through the Company’s opportunity funds. As a consequence, these two Fund Investments, which were formed in 2012 and 2013, were adjusted from consolidated investments to investments in unconsolidated affiliates within the restated financial statements, as of and for the years ended December 31, 2020 and 2019, and as of and for each of the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020, September 30, 2021 and 2020, and December 31, 2020 (collectively, the "Restatement"). The Restatement also included corrections for certain immaterial unrecorded adjustments in the Company's previously issued financial statements. See Item 9A, “Controls and Procedures”, in this Annual Report on Form 10-K for additional information regarding the previously identified material weakness and our actions to date to remediate the material weakness.

The Restatement may affect investor confidence in the accuracy of our financial disclosure and may raise reputational risks for our business, both of which could harm our business and financial results. Additionally, if material weaknesses in our internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements, and we could be required to restate such financial results, which could materially and adversely affect our business and financial results, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to fines, penalties or judgements, harm our reputation or otherwise cause a decline in investor confidence.

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

As of December 31, 2022, our Core Portfolio consisted of 143 operating properties totaling approximately 5.6 million square feet (or 5.2 million at our pro rata share) of gross leasable area (“GLA”) excluding five properties under redevelopment and three properties in development. The Core Portfolio properties are located in 13 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 1,000 to 800,000 square feet and as of December 31, 2022, were 92.1% occupied and 94.4% leased (or 92.7% occupied and 94.9% leased at our pro rata share), excluding properties under development or redevelopment.

As of December 31, 2022, we owned and operated 49 properties totaling approximately 8.0 million square feet in total (or 1.7 million square feet at our pro rata share) of GLA in our Funds, excluding two properties under development. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 19 states and the District of Columbia and, as of December 31, 2022, were 88.9% occupied and 92.5% leased (or 86.1% occupied and 91.4% leased at our pro rata share), excluding the properties under development.

Within our Core Portfolio and Funds, we had more than 1,100 retail leases as of December 31, 2022. A significant portion of our rental revenues are from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities, and common area maintenance of the shopping centers. An insignificant portion of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents, which we refer to as percentage rents. Minimum rents and expense reimbursements accounted for substantially all of our total revenues for the year ended December 31, 2022.

Six of our Core Portfolio properties and two of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all of these locations.

No individual property or tenant contributed in excess of 10% of our total revenues for the years ended December 31, 2022, 2021 or 2020. See Note 7 for information on the mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our Core properties at December 31, 2022:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot

STREET AND URBAN RETAIL
Chicago Metro
664 N. Michigan Avenue	Tommy Bahama, Ann Taylor Loft	2013	100.0%	18,141	100.0%	100.0%	$3,350,038	$184.67
840 N. Michigan Avenue	H & M, Verizon Wireless	2014	88.4%	87,135	100.0%	100.0%	8,521,951	97.80
Rush and Walton Streets Collection (6 properties)	Lululemon, BHLDN, Reformation, Sprinkles	2011 2012	100.0%	40,384	88.2%	88.2%	6,996,440	196.50
Clark Street and W. Diversey Collection (4 properties)	Starbucks;TJ Maxx; J Crew Factory	2011 2012	100.0%	53,277	68.3%	78.0%	1,452,248	39.93
Halsted and Armitage Collection (13 properties)	Serena and Lily, Bonobos, Allbirds Warby Parker, Marine Layer, Kiehl's	2011 2012 2019 2020	100.0%	51,596	97.6%	100.0%	2,493,561	49.52
North Lincoln Park Chicago Collection (6 properties)	Champion, Carhartt	2011 2014	100.0%	49,921	67.9%	67.9%	1,065,847	31.42
State and Washington	Nordstrom Rack, Uniqlo	2016	100.0%	78,771	100.0%	100.0%	3,364,962	42.72
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,573,000	57.44
North and Kingsbury	Old Navy, Backcountry	2016	100.0%	41,791	100.0%	100.0%	1,845,756	44.17
Concord and Milwaukee	—	2016	100.0%	13,147	80.8%	100.0%	359,012	33.79
California and Armitage	—	2016	100.0%	18,275	78.8%	78.8%	725,404	50.40
Roosevelt Galleria	Petco, Vitamin Shoppe	2015	100.0%	37,995	63.4%	89.7%	698,674	29.02
Sullivan Center	Target	2016	100.0%	176,181	78.9%	78.9%	5,023,101	36.14
				693,999	86.1%	88.8%	37,469,994	$62.71
New York Metro
Soho Collection (12 properties)	Faherty, Outerknown, ALC, Stone Island, Taft, Frame, Theory, Bang & Olufsen	2011 2014 2019 2020 2022	100.0%	36,389	73.8%	90.7%	9,137,418	340.36
5-7 East 17th Street	—	2008	100.0%	8,593	0.0%	47.5%	-	—
200 West 54th Street	—	2007	100.0%	5,862	100.0%	100.0%	1,569,139	267.68
61 Main Street	—	2014	100.0%	3,470	100.0%	100.0%	312,925	90.18
181 Main Street	TD Bank	2012	100.0%	11,514	100.0%	100.0%	980,044	85.12
4401 White Plains Road	Walgreens	2011	100.0%	12,964	100.0%	100.0%	625,000	48.21
Bartow Avenue	—	2005	100.0%	14,590	80.0%	80.0%	396,697	33.97
239 Greenwich Avenue	Watches of Switzerland	1998	75.0%	16,621	100.0%	100.0%	1,793,298	107.89
252-256 Greenwich Avenue	Veronica Beard, The RealReal, Blue Mercury	2014	100.0%	7,986	100.0%	100.0%	910,725	114.04
2914 Third Avenue	Planet Fitness	2006	100.0%	40,603	100.0%	100.0%	1,099,431	27.08
868 Broadway	Dr. Martens	2013	100.0%	2,031	100.0%	100.0%	838,855	413.03
313-315 Bowery (b)	John Varvatos	2013	100.0%	6,600	100.0%	100.0%	527,076	79.86
120 West Broadway	Citizens Bank	2013	100.0%	13,838	79.8%	100.0%	2,089,073	189.25
2520 Flatbush Avenue	Bob's Disc. Furniture, Capital One	2014	100.0%	29,114	100.0%	100.0%	1,181,175	40.57
Williamsburg Collection (c)	Sephora, SweetGreen, Levain Bakery	2022	100.0%	50,842	100.0%	100.0%	5,027,426	98.88
991 Madison Avenue	Vera Wang, Gabriella Hearst	2016	100.0%	7,513	91.1%	91.1%	3,007,496	439.24
Shops at Grand	Stop & Shop (Ahold)	2014	100.0%	99,685	100.0%	100.0%	3,335,287	33.46
Gotham Plaza	Bank of America, Footlocker, Taco Bell	2016	49.0%	25,922	73.9%	91.6%	1,588,117	82.91
				394,137	92.1%	96.5%	34,419,182	94.86
Los Angeles Metro

8833 Beverly Blvd	Luxury Living	2022	100.0%	9,757	100.0%	100.0%	1,272,860	130.46
Melrose Place Collection	The Row, Chloe, Oscar de la Renta	2019	100.0%	14,000	100.0%	100.0%	2,677,460	191.25
				23,757	100.0%	100.0%	3,950,320	166.28
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	TD Bank	2012	100.0%	20,669	66.7%	66.7%	875,265	63.53
14th Street Collection (3 properties)	Mitchell Gold and Bob Williams, Verizon	2021	100.0%	19,461	100.0%	100.0%	1,410,882	72.50
Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667	100.0%	100.0%	2,080,617	36.08
M Street and Wisconsin Corridor (26 Properties) (d)	Lululemon, Duxiana, Rag and Bone, Reformation, Glossier, Showfields	2011 2016 2019	24.8%	245,249	82.1%	87.9%	12,867,936	63.88
				343,046	85.2%	89.4%	17,234,700	58.95
Boston Metro
165 Newbury Street	Starbucks	2016	100.0%	1,050	100.0%	100.0%	303,471	289.02
				1,050	100.0%	100.0%	303,471	289.02
Dallas Metro
Henderson Avenue Portfolio (14 properties)	Sprouts Market	2022	100.0%	121,715	91.8%	93.1%	4,379,233	39.20

Total Street and Urban Retail				1,577,704	88.1%	91.4%	$97,756,900	$70.37

Acadia Share Total Street and Urban Retail				1,365,719	89.0%	91.8%	$86,404,051	$71.07

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Walgreens, Lidl	1998	100.0%	143,910	83.7%	100.0%	$3,245,133	$26.95
Marketplace of Absecon	Walgreens, Dollar Tree	1998	100.0%	104,556	92.2%	92.2%	1,488,815	15.44

New York
Village Commons Shopping Center	—	1998	100.0%	87,128	92.1%	92.1%	2,765,190	34.44
Branch Plaza	LA Fitness, The Fresh Market	1998	100.0%	123,345	98.8%	98.8%	3,532,225	28.98
Amboy Center	Stop & Shop (Ahold)	2005	100.0%	63,290	88.4%	92.2%	1,924,058	34.38
Crossroads Shopping Center	HomeGoods, PetSmart, BJ's Wholesale Club	1998	49.0%	311,655	85.3%	88.5%	8,154,634	30.68
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	258,701	95.2%	95.2%	2,249,812	9.14
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363	100.0%	100.0%	1,996,500	20.72
Bedford Green	Shop Rite, CVS	2014	100.0%	90,589	75.1%	75.1%	2,366,064	34.79

Connecticut
Town Line Plaza (e)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,089	97.3%	97.3%	1,807,822	17.07

Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021	100.0%	100.0%	1,467,752	11.29
Crescent Plaza	Home Depot, Shaw's (Supervalu)	1993	100.0%	218,148	96.0%	100.0%	2,066,246	9.87
201 Needham Street	Michael's	2014	100.0%	20,409	100.0%	100.0%	646,965	31.70
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505	100.0%	100.0%	1,490,575	36.80

Vermont
The Gateway Shopping Center	Shaw's (Supervalu)	1999	100.0%	101,474	98.6%	98.6%	2,205,414	22.05

Illinois
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	98,962	98.7%	98.7%	1,394,982	14.28

Indiana

Merrillville Plaza	Jo-Ann Fabrics, TJ Maxx	1998	100.0%	235,926	78.8%	92.8%	2,711,118	14.57

Michigan
Bloomfield Town Square	HomeGoods, TJ Maxx	1998	100.0%	234,951	99.4%	99.4%	4,263,415	18.26

Delaware
Town Center and Other (2 properties)	Lowes, Bed Bath & Beyond, Target	2003	100.0%	800,063	94.0%	94.0%	12,980,977	17.26
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	100.0%	100.0%	3,270,246	32.05
Naamans Road	—	2006	100.0%	19,850	63.9%	63.9%	698,462	55.08

Pennsylvania
Mark Plaza	Kmart	1993	100.0%	106,856	100.0%	100.0%	246,274	2.30
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	909,901	5.82
Chestnut Hill	—	2006	100.0%	36,492	100.0%	100.0%	961,735	26.35
Abington Towne Center (f)	Target, TJ Maxx	1998	100.0%	216,871	100.0%	100.0%	1,314,679	22.19

Total Suburban Properties				4,004,480	93.7%	95.7%	$66,158,994	$18.83

Acadia Share Total Suburban Properties				3,845,536	94.1%	95.9%	$62,000,131	$18.36

Total Core Properties				5,582,184	92.1%	94.4%	$163,915,894	$33.40

Acadia Share Total Core Properties				5,211,255	92.7%	94.9%	$148,404,182	$32.29

a)
Excludes properties under development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space that is currently leased, but for which rent payment has not yet commenced as of December 31, 2022 (other than under “Leased Occupancy). Residential and office GLA are excluded.
b)
Represents the annual base rent paid to the Company pursuant to a master lessee and does not reflect the rent paid by the retail tenants at the property.
c)
The Company’s stated legal ownership is 49.99%. However, given the preferences embedded in its interests, the Company did not attribute any value to the 50.01% non-controlling interest holders.
d)
Excludes 94,000 square feet of office GLA.
e)
Anchor GLA includes a 97,300 square foot Wal-Mart store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
f)
Anchor GLA includes a 157,616 square foot Target store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Fund properties at December 31, 2022:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot

Fund II Portfolio Detail
New York
City Point (b)	Primark, Target, Basis Schools, Alamo Drafthouse	2007	58.1%	541,070	64.8%	83.0%	$14,408,337	$41.07
Total - Fund II				541,070	64.8%	83.0%	$14,408,337	$41.07

Fund III Portfolio Detail
New York
640 Broadway	Swatch	2012	24.5%	4,637	91.6%	91.6%	$1,082,505	$254.89
Total - Fund III				4,637	91.6%	91.6%	$1,082,505	$254.89

Fund IV Portfolio Detail
New York
801 Madison Avenue	─	2015	23.1%	2,522	—%	—%	$—	$—
210 Bowery	─	2012	23.1%	2,538	—%	—%	—	—
27 East 61st Street	─	2014	23.1%	4,177	—%	—%	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	82.2%	82.2%	1,878,913	271.05
1035 Third Avenue (c)	─	2015	23.1%	7,634	100.0%	100.0%	1,299,967	170.29
New Jersey
Paramus Plaza	Ashley Furniture, Marshalls	2013	11.6%	153,494	100.0%	100.0%	3,258,849	21.23
Massachusetts
Restaurants at Fort Point	─	2016	23.1%	15,711	100.0%	100.0%	1,050,946	66.89
Rhode Island
650 Bald Hill Road	Dick's Sporting Goods, Burlington Coat Factory	2015	20.8%	160,448	85.4%	85.4%	2,052,672	14.99
Delaware
Eden Square	Giant Food, LA Fitness	2014	22.8%	229,171	90.9%	96.3%	3,249,992	15.60
Georgia
Broughton Street Portfolio (13 properties)	H&M, Lululemon, Kendra Scott, Starbucks	2014	23.1%	95,201	86.5%	95.5%	3,017,138	36.62
California
146 Geary Street	─	2015	23.1%	10,151	—%	—%	—	—
Union and Fillmore Collection (3 properties)	Eileen Fisher, Bonobos	2015	20.8%	7,148	77.9%	77.9%	636,247	114
Total - Fund IV				696,627	88.6%	91.6%	$16,444,724	$26.66

Fund V Portfolio Detail
New Mexico
Plaza Santa Fe	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,152	97.3%	99.4%	$3,998,589	$18.33
Texas
Wood Ridge Plaza	Kirkland's, Office Depot	2022	18.1%	211,674	84.5%	87.3%	3,787,696	$21.19
La Frontera Plaza	Kohl's, Hobby Lobby	2022	18.1%	534,430	88.7%	94.3%	6,532,919	$13.78
Michigan
New Towne Center	Kohl's, Jo-Ann's, DSW	2017	20.1%	190,530	100.0%	100.0%	2,344,851	$12.31
Fairlane Green	TJ Maxx, Michaels	2017	20.1%	270,187	95.2%	95.2%	5,051,602	$19.64
Maryland
Frederick County (2 properties)	Kohl's, Best Buy, Ross Dress for Less	2019	18.1%	530,816	88.5%	94.8%	6,915,187	14.72
Connecticut
Tri-City Plaza	TJ Maxx, HomeGoods, ShopRite	2019	18.1%	302,888	88.5%	91.5%	3,812,027	14.22
New Jersey
Midstate	ShopRite, Best Buy, DSW, PetSmart	2021	20.1%	385,116	83.8%	88.8%	6,223,830	19.28
New York
Shoppes at South Hills	ShopRite, At Home, Ashley Furniture	2022	18.1%	512,218	74.3%	74.3%	4,375,401	11.50
Pennsylvania
Monroe Marketplace	Kohl's, Dick's Sporting Goods, Giant Food	2021	20.1%	371,652	100.0%	100.0%	4,243,262	11.42
Rhode Island

Lincoln Commons	Stop and Shop, Marshalls, HomeGoods	2019	20.1%	462,021	88.0%	88.0%	5,482,073	13.48
Virginia
Landstown Commons	Best Buy, Burlington Coat Factory, Ross Dress for Less	2019	20.1%	386,415	90.4%	90.4%	7,366,896	21.08
Florida
Palm Coast Landing	TJ Maxx, PetSmart, Ross Dress for Less	2019	20.1%	171,799	96.9%	96.9%	3,435,796	20.64
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's Sporting Goods	2017	20.1%	380,565	100.0%	100.0%	4,775,096	12.55
Alabama
Trussville Promenade	Wal-Mart, Regal Cinemas	2018	20.1%	463,681	95.6%	95.6%	4,491,844	10.14
Georgia
Canton Marketplace	Dick's Sporting Goods, TJ Maxx, Best Buy	2021	20.1%	351,988	89.3%	94.4%	5,434,763	17.29
Hiram Pavilion	Kohl's, HomeGoods	2018	20.1%	362,675	99.4%	99.4%	4,563,956	12.66
California
Elk Grove Commons	Kohl's, HomeGoods	2018	20.1%	242,078	98.4%	99.1%	5,076,275	21.31
Utah
Family Center at Riverdale	Target, Sportsman's Warehouse	2019	18.0%	372,475	85.9%	97.9%	3,355,288	10.49
Total - Fund V				6,727,360	90.8%	93.3%	$91,267,351	$14.94

TOTAL FUND PROPERTIES				7,969,694	88.9%	92.5%	$123,202,917	$17.40
Acadia Share of Total Fund Properties				1,756,761	86.1%	91.4%	$29,754,638	$19.68

a)
Excludes properties under development, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than "leased occupancy," but for which rent payment has not yet commenced. Residential and office GLA are excluded.
b)
In place occupancy excludes short-term percentage rent.
c)
Property also includes 12,371 square feet of 2nd floor office space and a 29,760 square-foot parking garage (131 spaces).

Major Tenants

No individual retail tenant accounted for more than 5.1% of total Core Portfolio and Fund base rents for the year ended December 31, 2022 or occupied more than 7.3% of total Core Portfolio and Fund leased GLA as of December 31, 2022. The following table sets forth certain information for our 20 largest retail tenants by base rent for leases in place as of December 31, 2022. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties including the Funds (GLA and Annualized Base Rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio (a)	Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	5	512	$9,036	7.3%	5.1%
H&M	2	60	5,144	0.9%	2.9%
Royal Ahold (b)	6	198	4,047	2.8%	2.3%
TJX Companies (c)	26	326	3,857	4.7%	2.2%
Walgreens (d)	6	85	3,794	1.2%	2.1%
PetSmart, Inc.	13	121	3,756	1.7%	2.1%
Bed, Bath, and Beyond (e)	5	143	3,500	2.1%	2.0%
Trader Joe's	5	54	3,355	0.8%	1.9%
Kohl's	8	212	2,859	3.0%	1.6%
Verizon	6	28	2,844	0.4%	1.6%
Lululemon	4	11	2,767	0.2%	1.6%
Gap(f)	9	66	2,498	0.9%	1.4%
Fast Retailing (g)	2	32	2,388	0.5%	1.3%
Ulta Salon Cosmetic & Fragrance	14	54	2,088	0.8%	1.2%
Dick's Sporting Goods, Inc	6	141	2,086	2.0%	1.2%
Albertsons Companies(h)	2	123	1,981	1.8%	1.1%
Bob's Discount Furniture	3	75	1,945	1.1%	1.1%
Wakefern Food Corporation (i)	4	80	1,699	1.1%	1.0%
Tapestry (j)	2	4	1,696	0.1%	1.0%
Watches of Switzerland (k)	2	14	1,625	0.2%	0.9%
Total	130	2,339	62,965	33.6%	35.5%

a)
Does not include tenants that operate at only one Company location
b)
Stop and Shop (4 locations), Giant (2 locations)
c)
TJ Maxx (12 locations), HomeGoods (7 locations), Marshalls (6 locations), HomeSense (1 location)
d)
Walgreens (5 locations), Rite Aid (1 location)
e)
Bed Bath and Beyond (4 locations), Harmon Face (1 location)
f)
Old Navy (8 locations), Banana Republic (1 location)
g)
Uniqlo (1 location), Theory (1 location)
h)
Shaw’s (2 locations)
i)
ShopRite (4 locations)
j)
Kate Spade (2 locations)
k)
Grand Seiko (1 location), Betteridge Jewelers (1 location)

Lease Expirations

The following tables show scheduled lease expirations on a pro rata basis for retail tenants in place as of December 31, 2022, assuming that none of the tenants will exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	4	$156	0.1%	5	0.1%
2023	51	13,088	8.8%	292	6.4%
2024	66	16,024	10.8%	642	14.0%
2025	67	21,350	14.4%	602	13.2%
2026	71	17,650	11.9%	616	13.5%
2027	56	10,513	7.1%	263	5.7%
2028	57	20,087	13.5%	707	15.4%
2029	38	9,910	6.7%	373	8.1%
2030	19	5,055	3.4%	96	2.1%
2031	26	6,161	4.2%	176	3.8%
2032	46	10,009	6.7%	221	4.8%
Thereafter	36	18,401	12.4%	585	12.9%
Total	537	$148,404	100.0%	4,578	100.0%

Funds

		Annualized Base Rent (a, b)		GLA
Leases Maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	7	$84	0.3%	5	0.3%
2023	51	1,200	4.0%	61	4.1%
2024	87	2,449	8.2%	163	10.8%
2025	90	3,392	11.4%	191	12.7%
2026	95	2,588	8.7%	128	8.5%
2027	81	3,330	11.2%	164	10.8%
2028	52	2,243	7.5%	121	8.0%
2029	36	1,671	5.6%	115	7.6%
2030	30	1,118	3.8%	78	5.1%
2031	38	1,515	5.1%	91	6.0%
2032	44	2,755	9.3%	175	11.5%
Thereafter	32	7,410	24.9%	220	14.6%
Total	643	$29,755	100.0%	1,512	100.0%

a)
Base rents do not include percentage rents, additional rents for property expense reimbursements, or contractual rent escalations.
b)
No single market, except as discussed below under Geographic Concentrations, represents a material amount of rent exposure to the Company. Given the diversity of our markets, properties and characteristics of the individual spaces, the Company cannot make any general representations relating to the expiring rents and the rates at which these spaces may be re-leased.

Geographic Concentrations

The following table summarizes our operating retail properties by region, excluding redevelopment properties, as of December 31, 2022. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a,c)	% Occupied (b)	Annualized Base Rent (b, c)	Annualized Base Rent per Occupied Square Foot (c)	GLA	Annualized Base Rent
Core Portfolio:
New York Metro (d)	1,497	91.1%	$56,725	$41.57	28.7%	38.2%
Chicago Metro	684	85.9%	36,481	62.10	13.1%	24.6%
Mid-Atlantic	1,438	96.2%	20,382	16.55	27.6%	13.7%
New England	717	97.8%	9,988	16.46	13.8%	6.7%
Washington D.C. Metro	159	90.1%	8,129	56.89	3.1%	5.5%
Midwest	570	90.8%	8,370	16.18	10.9%	5.6%
Los Angeles Metro	24	100.0%	3,950	166.28	0.5%	2.7%
Dallas Metro	122	91.8%	4,379	39.20	2.3%	3.0%
Total Core Operating Properties	5,211	92.7%	$148,404	$32.29	100.0%	100.0%

Fund Portfolio:
Southeast	448	94.7%	$6,741	$15.90	25.6%	22.6%
Northeast	526	86.7%	6,609	14.50	29.9%	22.2%
New York Metro	339	66.7%	9,749	43.13	19.3%	32.8%
West	116	91.1%	1,624	15.41	6.6%	5.5%
Midwest	92	97.2%	1,487	16.52	5.2%	5.0%
Mid-Atlantic	52	90.9%	741	15.60	3.0%	2.5%
Southwest	180	90.0%	2,672	16.49	10.2%	9.0%
San Francisco Metro	4	30.2%	132	114.33	0.2%	0.4%
Total Fund Operating Properties	1,757	86.1%	$29,755	$19.68	100.0%	100.0%

a)
Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
b)
The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not yet commenced as of December 31, 2022.
c)
The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region (Note 1).
d)
New York Metro includes the tri-state and surrounding states.

Development and Redevelopment Activities

As part of our strategy, we invest in retail real estate assets that may require significant development. As of December 31, 2022, we had the following development or redevelopment projects in various stages of the development process (dollars in millions):

								Acquisition and Development Costs (a)
Property	Ownership (a)	Location	Estimated Stabilization	Estimated Square Feet Upon Completion	Occupied /Leased Rate	Key Tenants	Description	Incurred (b)	Estimated Future Range			Estimated Total Range
Development:
CORE
1238 Wisconsin	80.0%	Washington DC	2023	29,000	12%/70%	Wolford, Everbody	Redevelopment/addition to existing building with ground level retail, upper floor office and residential units upon completion. Discretionary spend upon securing tenant(s)	$18.3	$14.4	to	$15.2	$32.7	to	$33.5
Henderson - Development 1 & 2	100.0%	Dallas, TX	TBD	160,000	—%	TBD	Ground up development for mixed-use street-level retail spaces and upper level office spaces.	10.5	TBD	to	TBD	TBD	to	TBD
FUND III
Broad Hollow Commons	100.0%	Farmingdale, NY	TBD	TBD	—%	TBD	Discretionary spend upon securing necessary approvals and tenant(s) for lease up	25.9	24.1	to	34.1	50.0	to	60.0
FUND IV
717 N. Michigan Avenue	100.0%	Chicago, IL	TBD	TBD	14%/26%	Alo Yoga	Discretionary spend upon securing tenant(s) for lease up	116.6	TBD	to	TBD	TBD	to	TBD
								$171.3	$38.5		$49.3	$82.7		$93.5
Major Redevelopment:
CORE
City Center	100.0%	San Francisco, CA	2024	241,000	75%/99%	Target, Whole Foods, PetSmart	Ground up development of pad sites and street level retail and re-tenanting/redevelopment for Whole Foods	$203.3	$6.7	to	$9.7	$210.0	to	$213.0
555 9th Street	100.0%	San Francisco, CA	TBD	149,000	65%/81%	The Container Store	Re-tenanting and potential split of former 46,000 square foot Nordstrom; façade upgrade and possible vertical expansion	0.2	17.8	to	27.8	18.0	to	28.0
651-671 West Diversey	100.0%	Chicago, IL	TBD	46,000	86%/86%	TBD	'Discretionary spend for future re-tenanting and re-configuration of approximately 30,000 sf.	—	TBD	to	TBD	TBD	to	TBD
Route 6 Mall	100.0%	Honesdale, PA	TBD	TBD	32%/47%	TJ Maxx	Discretionary spend for re-tenanting former 120,000 square foot Kmart anchor space once tenant(s) are secured	0.1	5.9	to	8.9	6.0	to	9.0
Mad River	100.0%	Dayton, OH	TBD	TBD	73%/73%	TBD	Discretionary spend for the re-tenanting former 33,000 square foot Babies R Us space once tenant(s) are secured	—	1.9	to	2.3	1.9	to	2.3
								$203.6	$32.3		$48.7	$235.9		$252.3

a)
Ownership percentages and costs represent total Core Portfolio or Fund level ownership and not our pro rata share.
b)
Incurred amounts include costs associated with the initial carrying value.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to various legal proceedings, claims or regulatory inquiries and investigations arising out of, or incident to, our ordinary course of business. While we are unable to predict with certainty the outcome of any particular matter, management does not currently expect, when any such matters are resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Dividends and Holders of Record of our Common Shares

At February 15, 2023, there were 251 holders of record of our Common Shares, which are traded on the New York Stock Exchange under the symbol “AKR.” Our quarterly dividends are discussed in Note 10 and the characterization of such dividends for federal income tax purposes is discussed in Note 14.

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2020 Share Incentive Plan (the “2020 Plan”) which was approved by our shareholders at the 2020 annual shareholders’ meeting, authorizes us to issue options, restricted shares, LTIP Units and other securities (collectively, the “Awards”) to, among others, the Company’s officers, trustees, and employees up to a total of 2,829,953 Common Shares (on a converted basis). See Note 13 for a discussion of the 2020 Plan.

The following table provides information related to the 2020 Plan as of December 31, 2022:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,540,116
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,540,116

Remaining Common Shares available under the 2020 Plan are as follows:

Outstanding Common Shares as of December 31, 2022	95,120,773
Outstanding OP Units as of December 31, 2022	5,135,755
Total Outstanding Common Shares and OP Units	100,256,528

Common Shares and OP Units pursuant to the 2020 Plan	2,829,953
Less: Issuance of Restricted Shares and LTIP Units Granted	(1,289,837)
Number of Common Shares remaining available	1,540,116

Share Price Performance

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2017, through December 31, 2022, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REITs Index (the “All Equity”) and the NAREIT Equity Shopping Centers Index (the “Equity Shopping Centers”) (previously SNL REIT Shopping Center Index which was discontinued) over the same period. Total return values for the Russell 2000, the All Equity, the Equity Shopping Centers and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the All Equity, the Equity Shopping Centers and our Common Shares on December 31, 2017, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

	At December 31,
Index	2017	2018	2019	2020	2021	2022
Acadia Realty Trust	$100.00	$90.60	$103.08	$57.63	$91.27	$62.81
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
NAREIT All Equity REITs Index	100.00	95.96	123.46	117.14	165.51	124.22
NAREIT Equity Shopping Centers Index	100.00	85.45	106.84	77.31	127.60	111.60

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The Company maintains a share repurchase program which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company repurchased 1,219,065 shares for $22.4 million, inclusive of fees, during the year ended December 31, 2020. The Company did not repurchase any shares during the years ended December 31, 2022 or 2021. As of December 31, 2022, management may repurchase up to approximately $122.5 million of the Company’s outstanding Common Shares under this program.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2022, there were 202 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. See Item 2. Properties for a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at December 31, 2022.

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

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely populated metropolitan areas and create value through accretive development and re-tenanting activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the asset class as part of our Core asset recycling and acquisition initiative.
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

SIGNIFICANT DEVELOPMENTS DURING THE year ended December 31, 2022

Acquisitions

During the year ended December 31, 2022, we made four new consolidated investments in our Core Portfolio and Fund V acquired three unconsolidated properties totaling $425.0 million, inclusive of transaction costs, as described below (Note 2).

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

On June 27, 2022, we made an $18.5 million investment in Fund II and Mervyns II increasing our ownership in each by 11.67% to 40.00%. Additionally, on August 1, 2022, we made an additional $5.8 million investment in Fund II and increased our ownership by 21.67% to 61.67% (Note 1). As the Company retained its controlling interest in Fund II and Mervyns II, we accounted for these additional investments as equity transactions.

In addition, and as discussed below, Fund III obtained the venture partner's interest in its 640 Broadway investment through a foreclosure proceeding and subsequently consolidated the property (Note 2, Note 4).

On January 27, 2023, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as Mohawk Commons in Schenectady, New York, for $62.1 million, inclusive of transaction costs (Note 17).

Dispositions of Real Estate

During the year ended December 31, 2022, we disposed of one Core property and one Core land parcel, five consolidated Fund properties and one land parcel, and two unconsolidated investments, as follows:

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
•
On August 24, 2022, Fund IV sold its consolidated Wake Forest Crossing property for $38.9 million and repaid the related debt of $20.7 million. Fund IV recognized a gain of $8.9 million, of which the Company's proportionate share was $2.1 million (Note 2).
•
On October 7, 2022, we sold a land parcel at our Henderson Avenue property for $3.0 million and recognized a loss of $0.2 million (Note 2).
•
On October 13, 2022, Fund IV sold its unconsolidated Promenade at Manassas property for a total of $46.0 million and repaid the related debt of $27.3 million. Fund IV recognized a gain of $12.8 million, of which the Company's proportionate share was $3.0 million (Note 4).
•
On December 13, 2022, we sold our 330-340 River Street properties for $26.4 million, repaid the related debt of $10.3 million and recognized a gain of $7.4 million (Note 2).

We recognized aggregate gains of $57.1 million on the sales of the above properties, excluding the gain recognized on the sale of our unconsolidated interest in Self Storage Management and Promenade at Manassas, during the year ended December 31, 2022, of which our share is $23.3 million.

In addition, during the third quarter of 2022, we entered into an agreement to sell a property for approximately $18.0 million. As this disposition is deemed probable within one year, this property has been classified as "held-for-sale" on the Company's consolidated balance sheet (Note 17).

Financing Activity

During the year ended December 31, 2022, we effected the following financing activities (Note 7):

•
entered into a new $175.0 million term loan (the “$175.0 Million Term Loan”) and an additional $75.0 million term loan facility (the “$75.0 Million Term Loan”);
•
entered into one new mortgage at Fund properties for $42.4 million and two new mortgages at unconsolidated properties (Note 4) totaling $87.8 million;
•
modified and extended ten Fund mortgages of $280.6 million, one mortgage at an unconsolidated property of $24.4 million (Note 4), the Fund IV Bridge Loan which had an outstanding balance $42.2 million (excluding principal reduction of $8.6 million) prior to modification, and the Fund V subscription line which had an outstanding balance of $52.3 million prior to modification;
•
repaid two Core Portfolio mortgages of $22.6 million, six Fund mortgages in an aggregate amount of $110.0 million, and one mortgage of $27.3 million at an unconsolidated property in connection with the sales of properties (Note 2, Note 4);
•
refinanced a Core loan in the third quarter with an outstanding balance of $25.4 million;
•
refinanced a Fund II mortgage and unsecured note collateralized by the real estate assets of City Point in the third quarter with an outstanding balance of $257.9 million and $40.0 million, respectively, with a single $198.0 million mortgage loan and initial proceeds of $132.3 million; and
•
made principal payments of $7.5 million and repaid $17.0 million on the Fund IV bridge facility.

The Operating Partnership has a $700.0 million senior unsecured credit facility, as amended (the “Credit Facility”), with Bank of America, N.A. as administrative agent, comprised of a $300.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, and a $400.0 million senior unsecured term loan (the “Term Loan”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating. Currently, the Revolver bears interest at SOFR + 1.50% and the Term Loan bears interest at SOFR + 1.65%. The Revolver matures on June 29, 2025, subject to two six-month extension options, and the Term Loan matures on June 29, 2026. The Credit Facility provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Company.

On April 6, 2022, the Operating Partnership entered into the $175.0 million term loan facility, with Bank of America, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, and which matures on April 6, 2027. The proceeds of the $175.0 million term loan were used to pay down the Revolver. Currently the $175.0 million term loan bears interest at SOFR + 1.60%. The $175.0 million term loan is guaranteed by the Company and certain subsidiaries of the Company.

On July 29, 2022, the Operating Partnership entered into the $75.0 million term loan, with TD Bank, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating and which matures on July 29, 2029. Currently the $75.0 million term loan bears interest at SOFR + 2.05%. The proceeds of the $75.0 million term loan were used to pay down the Revolver. The $75.0 million term loan is guaranteed by the Company and certain subsidiaries of the Company.

Structured Financing Investments

During the year ended December 31, 2022, we:

•
received full payment on a $16.0 million and a $13.5 million first mortgage loan, respectively (Note 3);
•
extended one note receivable maturity date for one year (Note 3);

•
originated a loan to other Fund II investors ("City Point Loan") of $65.9 million (Note 10). Fund V originated a temporary bridge loan of $52.0 million to an unconsolidated venture in the first quarter, which was repaid during the second quarter, and originated a temporary bridge loan of $31.7 million to an unconsolidated venture in the third quarter (Note 4);
•
funded $7.5 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4); and
•
through an affiliate of Fund III foreclosed upon its $5.3 million note receivable, which had previously been in default. We have one Core Portfolio note receivable that remains in default (Note 3);

ATM Program Activity

We sold 5,525,419 Common Shares under our ATM Program during the year ended December 31, 2022 for gross proceeds of $123.9 million, or $119.5 million net of issuance costs, at a weighted-average gross price per share of $22.43 (Note 10).

Albertsons

On January 20, 2023, Mervyns II received cash dividends totaling $28.2 million related to the special dividend received from its investment in Albertsons Companies Inc. ("Albertsons") (Note 4). The special dividend was originally scheduled to be paid on November 7, 2022 and was delayed by a temporary restraining order which enjoined Albertsons from paying the special dividend. The Company's proportionate share of the special dividend was $11.3 million. The special dividend will be recognized in the first quarter of 2023 given the uncertainty that existed as of December 31, 2022, which was resolved following the lifting of the temporary restraining order by the Supreme Court of the State of Washington on January 17, 2023 (Note 17).

Fund II and City Point Refinancing

During the second and third quarter, we further increased our effective ownership in Fund II from 28.33% to 61.67% (Note 1). The purchase price of the combined 33.34% interest was $120.8 million, inclusive of $112.0 million of assumed obligations.

Additionally, in August 2022, through Fund II, we refinanced and de-levered City Point. The outstanding mortgage debt of $257.9 million and term loan of $40.0 million were refinanced with a single mortgage loan of $198.0 million, with initial proceeds of $132.2 million (Note 7). We provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors' pro rata contribution necessary to complete the refinancing of the City Point debt, of which $65.9 million was funded at closing ("City Point Loan") (Note 3). In addition, the remaining partners have certain redemption rights that could enable us to further increase our ownership in Fund II (Note 10).

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The results of operations by reportable segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2022				December 31, 2021				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$202.5	$123.7	$—	$326.3	$181.3	$111.2	$—	$292.5	$21.2	$12.5	$—	$33.8
Depreciation and amortization	(75.6)	(60.3)	—	(135.9)	(69.1)	(54.3)	—	(123.4)	6.5	6.0	—	12.5
Property operating expenses, other operating and real estate taxes	(60.3)	(41.6)	—	(101.9)	(57.0)	(41.9)	—	(98.9)	3.3	(0.3)	—	3.0
General and administrative expenses	—	—	—	(44.1)	—	—	—	(40.1)	—	—	—	4.0
Impairment charges	—	(33.3)	—	(33.3)	—	(9.9)	—	(9.9)	—	23.4	—	23.4
Gain on disposition of properties	7.2	49.9	—	57.2	4.6	5.9	—	10.5	2.6	44.0	—	46.7
Operating income	73.9	38.4	—	68.2	59.9	10.9	—	30.7	14.0	27.5	—	37.5
Interest income	—	—	14.6	14.6	—	—	9.1	9.1	—	—	5.5	5.5
Equity in (losses) earnings of unconsolidated affiliates	(45.9)	13.0	—	(32.9)	0.4	5.0	—	5.3	(46.3)	8.0	—	(38.2)
Interest expense	(37.9)	(42.3)	—	(80.2)	(29.5)	(38.6)	—	(68.0)	8.4	3.7	—	12.2
Realized and unrealized holding gains (losses) on investments and other	1.2	(35.6)	(0.6)	(35.0)	—	53.7	(4.5)	49.1	1.2	(89.3)	3.9	(84.1)
Income tax provision	—	—	—	—	—	—	—	(0.1)	—	—	—	0.1
Net (loss) income	(8.8)	(26.4)	14.0	(65.3)	30.8	30.9	4.5	26.0	(39.6)	(57.3)	9.5	(91.3)
Net loss attributable to redeemable noncontrolling interests	—	5.5	—	5.5	—	—	—	—	—	(5.5)	—	(5.5)
Net loss (income) attributable to noncontrolling interests	1.0	23.3	—	24.3	(2.3)	(0.2)	—	(2.5)	(3.3)	(23.5)	—	(26.8)
Net (loss) income attributable to Acadia	$(7.8)	$2.4	$14.0	$(35.4)	$28.5	$30.7	$4.5	$23.5	$(36.3)	$(28.3)	$9.5	$(58.9)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $36.3 million for the year ended December 31, 2022 compared to the prior year as a result of the changes further described below.

Revenues for our Core Portfolio increased $21.2 million for the year ended December 31, 2022 compared to the prior year primarily due to (i) $15.1 million from Core Portfolio property acquisitions in 2021 and 2022 (Note 2), (ii) $2.2 million from lease up within the Core Portfolio, (iii) $2.1 million collection of cash for a fully reserved tenant, (iv) $1.8 million from the write off of two tenant's below market leases, and (v) $0.9 million from the conversion of tenants from cash to accrual basis. These increases were offset by a $0.9 million credit loss benefit related to the collection of previously reserved tenants accounts in 2021.

Depreciation and amortization for our Core Portfolio increased $6.5 million for the year ended December 31, 2022 compared to the prior year primarily due to Core Portfolio acquisitions in 2021 and 2022.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $3.3 million for the year ended December 31, 2022 compared to the prior year primarily due to Core Portfolio property acquisitions in 2021 and 2022.

The gain on disposition of properties for our Core Portfolio of $7.2 million for the year ended December 31, 2022 relates to the sale of 330-340 River Street of $7.4 million offset by a loss of $0.2 million for the sale of the Henderson Parcel. The gain on disposition of properties for our Core Portfolio of $4.6 million for the year ended December 31, 2021 relates to the sale of 60 Orange Street (Note 3).

Equity in (losses) earnings of unconsolidated affiliates for our Core Portfolio decreased $46.3 million for the year ended December 31, 2022 compared to the prior year primarily due to the Company's $50.8 million proportionate share of an impairment charge at 840 N. Michigan Avenue

(Note 4). This decrease was offset by (i) a $2.2 million decrease in credit loss reserves in 2022 at unconsolidated properties related to the COVID-19 Pandemic, and (ii) $1.3 million for the acceleration of a below market tenant lease at a property in 2022.

Interest expense for our Core Portfolio increased $8.4 million for the year ended December 31, 2022 compared to the prior year primarily due to $7.1 million from higher average outstanding borrowings in 2022, and by $1.3 million higher average interest rates in 2022.

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio includes $1.2 million related to the bargain purchase gain on the acquisition of the Williamsburg Collection (Note 2).

Net loss attributable to noncontrolling interests for our Core Portfolio decreased $3.3 million for the year ended December 31, 2022 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $28.3 million for the year ended December 31, 2022 compared to the prior year as a result of the changes described below.

Revenues for the Funds increased $12.5 million for the year ended December 31, 2022 compared to the prior year primarily due to (i) $13.7 million from consolidated Fund property acquisitions in 2021 (Note 2), (ii) $4.4 million related to the completion and rent commencement from development projects placed in service during 2021, (iii) $4.0 million from new tenant lease up, and (iv) a $3.0 million increase from the consolidation of a previously unconsolidated investment. These increases were offset by a $11.4 million decrease from consolidated Fund property dispositions in 2021 and 2022 and $1.0 million decrease due to reversals of credit loss reserves in 2021.

Depreciation and amortization for the Funds increased $6.0 million for the year ended December 31, 2022 compared to the prior year primarily due to Fund property acquisitions in 2021 (Note 2).

Impairment charges for the Funds increased $23.4 million for the year ended December 31, 2022 compared to the prior year (Note 8). Impairment charges totaling $33.3 million during 2022 relate to 146 Geary Street and 717 N. Michigan Avenue in Fund IV. Impairment charges totaling $9.9 million in 2021 related to 27 East 61st Street and 210 Bowery in Fund IV.

Gain on disposition of properties for the Funds increased $44.0 million for the year ended December 31, 2022 compared to the prior year due to the sales of Cortlandt Crossing at Fund III, Wake Forest Crossing, Lincoln Place, Mayfair and Dauphin at Fund IV, and a New Towne outparcel at Fund V in 2022 compared to the dispositions of 654 Broadway at Fund III, and the NE Grocer Portfolio and 110 University at Fund IV in 2021 (Note 2, Note 11).

Equity in (losses) earnings of unconsolidated affiliates for the Funds increased $8.0 million for the year ended December 31, 2022 compared to the prior year due to the $12.8 million gain on sale of Promenade at Manassas in 2022 offset by a $3.2 million gain on sale related to two land parcels at Riverdale Family Center in Fund V (Note 5) in 2021.

Interest expense for the Funds increased $3.7 million for the year ended December 31, 2022 compared to the prior year primarily due to $6.6 million from higher average rates in 2022, offset by $2.6 million from lower average outstanding borrowings in 2022.

Realized and unrealized holding gains (losses) on investments and other for the Funds decreased $89.3 million for the year ended December 31, 2022 compared to the prior year primarily due to a $38.9 million mark-to-market unrealized loss on the Investment in Albertsons offset by $ 1.5 million related to the Company's proportionate share of the gain on sale of Fund III's interest in Self Storage Management (Note 4) in 2022 compared to a $51.9 million mark-to-market unrealized gain on the Investment in Albertsons in 2021.

Net loss (income) attributable to redeemable noncontrolling interests for the Funds increased $5.5 million for the year ended December 31, 2022 compared to the prior year due to the City Point Loan in 2022 (Note 10).

Net loss attributable to noncontrolling interests for the Funds decreased $23.5 million for the year ended December 31, 2022 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $9.5 million and $11.1 million for the years ended December 31, 2022 and 2021, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest and other income for the Structured Financing portfolio increased $5.5 million for the year ended December 31, 2022 compared to the prior year period primarily due to new notes issued in 2021 and 2022 (Note 3). Realized and unrealized holding gains (losses) on investments and other for the Structured Financing Portfolio increased $3.9 million for the year ended December 31, 2022 compared to the prior year due to a decrease in the allowance for credit loss.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense increased $4.0 million for the year ended December 31, 2022 compared to the prior year due to $2.0 million related to acquisition costs (Note 2) and $2.0 million from an increase in salaries.

Discussions of 2020 items and comparisons between the year ended December 31, 2021 and 2020, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NON-GAAP FINANCIAL MEASURES

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

A reconciliation of consolidated operating income to net operating income (loss) - Core Portfolio follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Consolidated operating income (loss)	$68,230	$30,656	$(115,062)
Add back:
General and administrative	44,066	40,125	35,798
Depreciation and amortization	135,917	123,439	147,229
Impairment charges	33,311	9,925	85,598

Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(20,182)	(19,488)	13,581
Gain on disposition of properties	(57,161)	(10,521)	(683)
Consolidated NOI	204,181	174,136	166,461

Redeemable noncontrolling interest in consolidated NOI	(1,919)	—	—
Noncontrolling interest in consolidated NOI	(57,957)	(48,401)	(46,316)
Less: Operating Partnership's interest in Fund NOI included above	(15,310)	(12,337)	(11,518)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	14,965	13,811	15,659
NOI - Core Portfolio	$143,960	$127,209	$124,286

a)
Includes straight-line rent reserves. See Note 1 for additional information about straight-line rent reserves and adjustments for the periods presented.
b)
Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Year Ended December 31,
	2022	2021
Core Portfolio NOI	$143,960	$127,209
Less properties excluded from Same-Property NOI	(23,515)	(13,954)
Same-Property NOI	$120,445	$113,255

Percent change from prior year period	6.3%

Components of Same-Property NOI:
Same-Property Revenues	$170,575	$165,841
Same-Property Operating Expenses	(50,130)	(52,586)
Same-Property NOI	$120,445	$113,255

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the periods presented. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent, and lease incentives for the same comparable leases. The table below includes embedded option renewals for which the renewed rent was equal to or approximated existing base rent.

	Year Ended December 31, 2022
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	76	76
GLA commencing	713,312	713,312
New base rent	$33.80	$34.85
Expiring base rent	$30.68	$30.09
Percent growth in base rent	10.2%	15.8%
Average cost per square foot (a)	$15.65	$15.65
Weighted average lease term (years)	5.4	5.4

a)
The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be meaningful non-GAAP measure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its RCP investments such as Albertsons) in FFO. A reconciliation of net income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020

Net (loss) income attributable to Acadia	$(35,445)	$23,548	$(8,976)

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	104,910	93,388	106,220
Impairment charges (net of noncontrolling interests' share) (a)	58,481	2,294	17,323
Gain on disposition of properties (net of noncontrolling interests' share)	(22,137)	(4,163)	(291)
(Loss) Income attributable to Common OP Unit holders	(1,800)	1,584	(370)
Distributions - Preferred OP Units	492	492	495
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$104,501	$117,143	$114,401

Less: Impact of City Point share conversion (b)	(906)	—	—
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Diluted	$103,595	$117,143	$114,401

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	94,575,251	87,653,818	86,441,922
Weighted-average OP Units outstanding	6,299,222	5,115,319	4,993,267
Basic weighted-average shares and OP Units outstanding, FFO	100,874,473	92,769,137	91,435,189
Assumed conversion of Preferred OP Units to Common Shares	463,898	464,623	464,623
Assumed conversion of LTIP units and restricted share units to Common Shares	—	—	—
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	101,338,371	93,233,760	91,899,812

Diluted Funds from operations, per Common Share and Common OP Unit (c)	$1.02	$1.26	$1.24
a)
Represents the Company's total share of impairment charges from consolidated assets (Note 8) and allocated impairment charges from investments in and advances to unconsolidated affiliates (Note 4).
b)
The adjustment represents the impact of assumed conversion of dilutive convertible securities issued in connection with the City Point Loan in August 2022 that enabled the holder to convert its interest into the Company's Common Shares. The instrument was subsequently modified in the third quarter of 2022 to provide for a cash-only settlement option (Note 10).
c)
Diluted Funds from operations, per Common Share and Common OP Unit decreased for the year ended December 31, 2022 as compared to the prior year primarily related to the mark-to-market adjustment on our investment in Albertsons.

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2022, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $68.3 million.

Investments

During the year ended December 31, 2022, we made four new consolidated investments in our Core Portfolio and Fund V acquired three unconsolidated properties totaling $425.0 million as described below (Note 2, Note 4):

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

On June 27, 2022, we made an $18.5 million investment in Fund II and Mervyns II increasing our ownership in each by 11.67% to 40.00%. Additionally, on August 1, 2022, we made an additional $5.8 million investment in Fund II and increased our ownership by 21.67% to 61.67% (Note 1). As the Company retained its controlling interest in Fund II and Mervyns II, we accounted for these additional investments as equity transactions.

On January 27, 2023, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as Mohawk Commons in Schenectady, New York, for $62.1 million, inclusive of transaction costs (Note 17).

Structured Financing Investments

On August 1, 2022, we originated the City Point Loan to other Fund II investors of $65.9 million (Note 3, Note 10). We funded $7.5 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4). Fund V originated a temporary bridge loan of $31.7 million to an unconsolidated venture in the third quarter (Note 4).

Capital Commitments

During the year ended December 31, 2022, we made capital contributions aggregating $25.6 million to our Funds and $106.1 million to Fund II along with the City Point Loan to other Fund II investors (see Structured Financing Investments above) (Note 10). Additionally, we made an additional $24.3 million investment in Fund II and Mervyns II, increasing our ownership from 28.33% in each to 61.67% and 40.00%, respectively (Note 1).

At December 31, 2022, our share of the remaining capital commitments to our Funds aggregated $44.8 million as follows:

•
$0.0 million to Fund II. During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which our share is $4.5 million. During 2021 and 2022, Mervyn’s II recalled $11.9 million and $3.8 million, respectively, of the $15.7 million of which our share is $3.4 million and $1.2 million, respectively.
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
•
$34.6 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our share is $104.5 million.

Development Activities

During the year ended December 31, 2022, capitalized costs associated with development activities totaled $4.9 million (Note 2). At December 31, 2022, we had a total of nine consolidated projects and one unconsolidated project under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $70.8 million to $98.0 million, and our estimated share was approximately $49.7 million to $69.2 million. Substantially all remaining development and redevelopment costs are discretionary, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,	December 31,
	2022	2021

Total Debt - Fixed and Effectively Fixed Rate	$1,440,773	$1,038,803
Total Debt - Variable Rate	364,641	780,935
	1,805,414	1,819,738
Net unamortized debt issuance costs	(12,697)	(7,946)
Unamortized premium	343	446
Total Indebtedness	$1,793,060	$1,812,238

As of December 31, 2022, our consolidated indebtedness aggregated $1,805.4 million, excluding unamortized premium of $0.3 million and unamortized loan costs of $12.7 million, and were collateralized by 31 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.35% to LIBOR + 3.65% with maturities that ranged from January 2023 to April 2035, without regard to available extension options. Taking into consideration $1,264.0 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,440.8 million of the portfolio debt, or 79.8%, was fixed at a 5.19% weighted-average interest rate and $364.6 million, or 20.2% was floating at a 6.13% weighted average interest rate as of December 31, 2022. Our variable-rate debt includes $103.8 million of debt subject to interest rate caps.

Without regard to available extension options, at December 31, 2022 there is $333.0 million of debt maturing in 2023 at a weighted-average interest rate of 6.06%; there is $7.1 million of scheduled principal amortization due in 2023; and our share of scheduled 2023 principal payments and maturities on our unconsolidated debt was $47.2 million. In addition, $251.7 million of our total consolidated debt and $45.0 million of our pro-rata share of unconsolidated debt will come due in 2024. As it relates to the aforementioned maturing debt in 2023 and 2024, we have options to extend consolidated debt aggregating $51.2 million and $0.0 million at December 31, 2022, respectively; however, there can be no assurance that we will be able to successfully execute any or all of its available extension options. As it relates to the remaining maturing debt in 2023 and 2024, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of December 31, 2022 (Note 10). The Company did not repurchase any of its Common Shares under this program during the year ended December 31, 2022.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2022 totaled $17.2 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. During the year ended December 31, 2022, we sold 5,525,419 shares under our ATM Program for gross proceeds of $123.9 million, or $119.5 million net of issuance costs, at a weighted-average gross price per share of $22.43.

Fund Capital

During the year ended December 31, 2022, Funds II and V called for capital contributions of $175.8 million and $121.7 million, respectively, of which our aggregate share was $131.7 million, inclusive of $106.1 million to Fund II along with the City Point Loan to other Fund II investors (see Structured Financing Investments above). At December 31, 2022, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were zero, $1.4 million, $32.2 million, and $137.5 million, respectively.

Asset Sales and Other Transactions

During the year ended December 31, 2022, we disposed of one Core property, five consolidated Fund properties, two land parcels and two unconsolidated investments as follows (Note 2):

•
On January 26, 2022, Fund IV sold its consolidated Mayfair Shopping Center for $23.7 million, repaid the related mortgage of $11.3 million and recognized a gain of $7.1 million, of which the Company's proportionate share was $1.8 million (Note 2).
•
On February 1, 2022, Fund V sold a land parcel at its consolidated New Towne Center property for $2.2 million, and recognized a gain of $1.8 million, of which the Company’s proportionate share was $0.4 million. Fund V used a portion of the proceeds to repay $1.1 million of the property's mortgage.
•
On February 9, 2022, Fund III sold its consolidated Cortlandt Crossing property for $65.5 million and repaid the related debt of $34.5 million. Fund III recognized a gain of $13.3 million, of which the Company's proportionate share was $7.1 million.
•
On March 4, 2022, Fund IV sold its consolidated Dauphin Plaza property for $21.7 million and repaid the related debt of $12.0 million. Fund IV recognized a gain of $6.6 million, of which the Company's proportionate share was $1.7 million.

•
On March 9, 2022, we sold its interest in Self Storage Management, for $6.0 million and recognized a gain of $1.5 million (Note 4). We acquired Fund III's unconsolidated interest in Self Storage Management from the shareholders of Fund III earlier in the quarter.
•
On May 25, 2022, Fund IV sold its consolidated Lincoln Place shopping center for $40.7 million, repaid the related debt of $22.7 million and recognized a gain of $12.2 million, of which the Company's proportionate share was $3.0 million.
•
On August 24, 2022, Fund IV solids its consolidated Wake Forest Crossing property for $38.9 million and repaid the related debt of $20.7 million. Fund IV recognized a gain of $8.9 million, of which the Company's proportionate share was $2.1 million.
•
On October 7, 2022, we sold a land parcel at our Henderson Avenue property for $3.0 million and recognized a loss of $0.2 million.
•
On October 13, 2022, Fund IV sold its unconsolidated Promenade at Manassas property for a total of $46.0 million and repaid the related debt of $27.3 million. Fund IV recognized a gain of $12.8 million, of which the Company's proportionate share was $3.0 million (Note 4).
•
On December 13, 2022, we sold our 330-340 River Street properties for $26.4 million, repaid the related debt of $10.3 million and recognized a gain of $7.4 million.

We recognized aggregate gains of $57.1 million on the sales of the above properties during the year ended December 31, 2022, excluding the gain recognized on the sale of our unconsolidated properties, of which our share was $23.3 million.

In January 2023, we recognized cash dividends totaling $28.2 million related to the special dividend received from Mervyns II investment in Albertsons, of which our share was $11.3 million (Note 17).

Structured Financing Repayments

During the year ended December 31, 2022, we received full payment on a $16.0 million and $13.5 million first mortgage loan, respectively (Note 3). In January 2022, through an affiliate of Fund III, foreclosed on one Structured Financing loan in the amount of $10.0 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized), which had previously been in default. We also have one Structured Financing investment in the amount of $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized), that previously matured and has not been repaid. Scheduled maturities of Structured Financing loans include $39.3 million maturing during 2023 (Note 3).

Financing and Debt

As of December 31, 2022, we had $173.5 million of additional capacity under existing consolidated Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 94 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

Inflation and Economic Condition Considerations

In the past two years, microeconomic and macroeconomic conditions, including the fallout from the COVID-19 Pandemic, the war in Ukraine, supply-chain disruptions, and the recessionary outlook of the current financial markets, has increased volatility in the market and has caused a surge in already increasing inflation and interest rates. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. These provisions are designed to partially mitigate the impact of inflation; however, current inflation levels are much greater than the contractual rent increases we obtain from our tenant base. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as LIBOR, SOFR and the Prime Rate. As of December 31, 2022, approximately 79.8% of our outstanding debt is fixed or effectively fixed interest rate with the remaining 20.2% indexed to LIBOR, SOFR or Prime plus an applicable margin per the loan agreement. As of December 31, 2022, we were counterparty to 36 interest rate swap agreements and three interest rate cap agreements, all of which qualify for and are designated as hedging instruments, which helps to alleviate the impact of rising interest rates on our operations. While we have not experienced any material negative impacts at this time, we are actively managing our business to respond to the ongoing economic and social impact from such events. See Item 1A Risk Factors.

HISTORICAL CASH FLOW

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table compares the historical cash flow for the year ended December 31, 2022 with the cash flow for the year ended December 31, 2021 (in millions, totals may not add due to rounding):

	Year Ended December 31,
	2022	2021	Variance

Net cash provided by operating activities	$133.2	$105.0	$28.2
Net cash used in investing activities	(124.2)	(198.5)	74.3
Net cash (used in) provided by financing activities	(4.4)	91.3	(95.7)
Increase (decrease) in cash and restricted cash	$4.7	$(2.2)	$6.9

Operating Activities

Our operating activities provided $28.2 million more cash during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to Core and Fund property acquisitions and an increase in cash receipts from tenants.

Investing Activities

During the year ended December 31, 2022 as compared to the year ended December 31, 2021, our investing activities used $74.3 million less cash, primarily due to (i) $160.7 million more cash received from the disposition of properties, (ii) $60.1 million more cash received from return of capital from unconsolidated affiliates and other, (iii) $57.9 million less cash used in the issuance of notes receivable, and (iv) $29.5 million more cash received from proceeds from notes receivable. These sources of cash were primarily offset by (i)$139.9 million more cash used for investments in and advances to unconsolidated affiliate, (ii) $81.5 million more cash used to acquire properties in 2022, and (iii) $10.4 million more cash used for development, construction and property improvement costs.

Financing Activities

Our financing activities used $95.7 million more cash during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily from (i) $125.0 million more cash used by net borrowings, (ii) $78.6 million more cash used for the acquisition of and distributions to noncontrolling interests, and (iii) $25.1 million more cash used in dividends paid to common shareholders. These uses of cash were partially offset by (i) $79.3 million more cash provided by contributions from noncontrolling interests and (ii) $55.6 million more cash provided by the sale of Common Shares.

OFF-BALANCE SHEET ARRANGEMENTS

We have the following investments made through joint ventures (that may include, among others, tenancy-in common and other similar investments) for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our investment and our share of income and loss from, but not the individual assets and liabilities, of these joint ventures.

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		December 31, 2022
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Eden Square	22.8%	$5.1	6.41%	Mar 2023
Gotham Plaza	49.0%	8.7	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
3104 M Street	20.0%	0.8	7.50%	Jan 2024
Crossroads	49.0%	29.8	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.4	3.26%	Dec 2024
Paramus Plaza (b)	11.6%	3.3	6.43%	Dec 2024
Frederick County Square (c)	18.1%	4.1	4.00%	Jan 2025
840 N. Michigan Avenue	88.4%	65.0	4.36%	Feb 2025
Wood Ridge Plaza (b)	18.1%	5.9	7.63%	Mar 2025
650 Bald Hill Road	20.8%	3.3	3.75%	Jun 2026
La Frontera	18.1%	10.0	6.68%	Jun 2027
Family Center at Riverdale (b)	18.0%	6.1	5.99%	Nov 2027
Georgetown Portfolio	50.0%	7.5	4.72%	Dec 2027
Total		$193.0

a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at December 31, 2022, where applicable.
b)
The debt has two available 12-month extension options.
c)
The debt has one available 12-month extension option.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used by us in the preparation of our Consolidated Financial Statements.

Impairment of Properties and Investments in and Advances to Unconsolidated Affiliates

On a periodic basis, we assess whether there are any indicators that the value of real estate assets, including undeveloped land and construction in progress, may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset or development alternatives, capitalization rates and the undiscounted future cash flows analysis, which is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Expected future cash flows and recoverability conclusions could be materially impacted by changes in items such as future leasing activity, occupancy, property operating costs, market pricing, our view or strategy relative to a tenant’s business or industry, the manner in which a property is used and the expected hold period of an asset. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

During 2022 and 2021, the Company recognized impairment charges on properties of $33.3 million and $9.9 million, respectively. See Note 8 for a discussion of impairments recognized during the periods presented.

Additionally, during 2022, the Company impaired its unconsolidated investment in 840 N. Michigan Avenue resulting in a charge of $50.8 million. See Note 4 for a discussion of impairments recognized during the periods presented.

Bad Debts

We assess the collectability of our accounts receivable related to tenant revenues under ASC Topic 842 “Leases” (“ASC 842”). Management exercises judgment in assessing collectability and considers customer credit worthiness, assessment of risk associated with the tenant, and current economic trends, among other factors. In addition to the lease-specific collectability assessment performed under ASC 842, the Company may also recognize a general reserve based on the Company’s historical collection experience, as provided under ASC 450-20, as a reduction to Lease income for its portfolio of operating lease receivables which are not expected to be fully collectible. Billed tenant receivables, and receivables arising from the straight-lining of rents, are reserved when management deems the collectability of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively on a cash basis, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents, adjusting for the amount related to the period when the lease was accounted for on a cash basis.

Rents receivable at December 31, 2022 and 2021 are shown net of an allowance for doubtful accounts of $32.1 million and $38.5 million, respectively (Note 11). Rental income for the years ended December 31, 2022, 2021 and 2020 are reported net of adjustments to allowances for doubtful accounts of $(0.4) million, $(0.1) million, and $46.4 million, respectively.

Real Estate

Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Construction in progress includes costs for significant property expansion and development. Depreciation is computed on the straight-line basis over estimated useful lives of 40 years for buildings, the shorter of the useful life or lease term for tenant improvements and five years for furniture, fixtures, and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below-market leases and acquired in-place leases) and acquired liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocate purchase price based on their relative fair values. When acquisitions of properties do not meet the criteria for business combinations, as is the case for the majority of the Company’s acquisitions, no goodwill is recorded, and acquisition costs are capitalized. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the respective leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to us of real estate taxes, insurance, and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.

We assess the collectability of our accounts receivable related to tenant revenues as described under the heading “Bad Debts” above.

Structured Financings

Real estate notes receivable investments and preferred equity investments (“Structured Financings”) are intended to be held to maturity and are carried at cost less an allowance for credit loss. Interest income from Structured Financings is recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the Structured Financing investment is recognized over the term of the loan as an adjustment to yield. Changes in cash flows from previous estimates are included in future interest income on a prospective basis and a new effective interest rate is computed based on the current cost basis of the instrument and remaining cash flows.

Allowances for credit loss related to our Structured Financing investments are established based upon management’s quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the investment as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the Structured Financings may differ materially from the carrying value at the balance sheet date. Interest income recognition is generally suspended for investments when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended investment becomes contractually current, and performance is demonstrated to be resumed.

Notes receivable at December 31, 2022 and 2021 are reported net of an allowance for credit loss of $0.9 million and $5.8 million, respectively (Note 3).

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued and recently adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2022

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2022, we had total mortgage and other notes payable of $1,805.4 million, excluding the unamortized premium of $0.3 million and unamortized debt issuance costs of $12.7 million, of which $1,440.8 million, or 79.8% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $364.6 million, or 20.2%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2022, we were party to 36 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,264.0 million and $103.8 million of LIBOR or SOFR-based variable-rate debt, respectively. For a discussion of the risks associated with the discontinuation of LIBOR, see Item 1A. Risk Factors—Risks Related to Our Liquidity and Indebtedness — If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.

The following table sets forth information as of December 31, 2022 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023	$2.1	$—	$2.1	—%
2024	1.7	7.3	9.0	4.7%
2025	2.1	228.3	230.4	4.1%
2026	2.4	400.0	402.4	4.1%
2027	2.2	200.1	202.3	4.0%
Thereafter	4.3	161.6	165.9	4.4%
	$14.8	$997.3	$1,012.1

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023	$5.0	$333.0	$338.0	6.1%
2024	2.6	240.0	242.6	3.6%
2025	0.2	178.4	178.6	6.1%
2026	0.1	34.0	34.1	6.8%
2027	—	—	—	—%
Thereafter	—	—	—	—%
	$7.9	$785.4	$793.3

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023	$1.5	$45.7	$47.2	4.3%
2024	1.3	43.7	45.0	4.0%
2025	0.5	74.6	75.1	4.6%
2026	0.4	3.0	3.4	3.8%
2027	0.3	22.0	22.3	5.9%
Thereafter	—	—	—	—%
	$4.0	$189.0	$193.0

Without regard to available extension options, in 2023, $340.1 million of our total consolidated debt and $47.2 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $251.7 million of our total consolidated debt and $45.0 million of our pro-rata share of unconsolidated debt will become due in 2024. As it relates to the maturing debt in 2023 and 2024, we have options to extend consolidated debt aggregating $51.2 million and $0.0 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $6.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. Interest expense on our variable-rate debt of $364.6 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2022, would increase $3.6 million if interest rates increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.2 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2022, the fair value of our total consolidated outstanding debt would decrease by approximately $5.4 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $6.5 million.

As of December 31, 2022, and 2021, we had consolidated notes receivable of $123.9 million and $153.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2022, the fair value of our total outstanding notes receivable would decrease by approximately $0.4 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $2.6 million.

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

Changes in Market Risk Exposures from December 31, 2021 to December 31, 2022

Our interest rate risk exposure from December 31, 2021, to December 31, 2022, has decreased on an absolute basis, as the $780.9 million of variable-rate debt as of December 31, 2021, has decreased to $364.6 million as of December 31, 2022. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 42.9% of our consolidated debt as of December 31, 2021 compared to 20.2% as of December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees

Acadia Realty Trust

Rye, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Impairment of Real Estate and Real Estate Related Investments

As described in Notes 2, 4 and 6 to the consolidated financial statements, as of December 31, 2022, the Company’s net investment in real estate was $3.5 billion, the net carrying value of intangible lease assets was $0.1 billion, and the carrying value of investments in and advances to unconsolidated affiliates was $0.3 billion. The Company tests the recoverability of the real estate and intangible lease assets held by the Company and its unconsolidated affiliates, whenever events or changes in circumstances indicate that amounts may not be recoverable. The Company identified impairment indicators, which resulted in the Company recording impairment charges of $33.3 million in 2022 related to its consolidated real estate investments and $50.8 million, representing the Company’s share of real estate impairment related to its unconsolidated affiliate.

We identified the assessment of impairment of the real estate and intangible lease assets held by the Company and its unconsolidated affiliates as a critical audit matter due to the complexity of management’s judgments relating to: (i) the assessment of impairment indicators for the real estate and intangible lease assets held by the Company and its unconsolidated affiliates, including long-term vacancy, recurring negative cash flows and tenant bankruptcies, (ii) the assessment of assumptions used in the expected future undiscounted cash flows for certain properties, and (iii) the assessment of assumptions used in the measurement of impairment of certain properties, including discount rates, market rents and capitalization rates, given the inherent uncertainties that exist related to the Company’s forecasts and how various economic and other factors could affect the Company’s forecasted future cash flows. Auditing management’s assumptions relating to its assessment of potential impairment indicators, market rents and capitalization rates used in the cash flow projections, and the discount rates used in the measurement of impairment, involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge required.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management's assessment of potential impairment indicators which could result in impairment, including long-term vacancy, recurring negative cash flows and tenant bankruptcies.
•
Evaluating management's assumptions, including discount rates, market rents and capitalization rates used in cash flow models for certain properties.
•
Utilizing professionals with specialized skills and knowledge to assist in evaluating the reasonableness of the assumptions used by management, including discount rates, market rents and capitalization rates for certain properties, for which impairment indicators have been identified.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

New York, New York

March 1, 2023

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except per share amounts)	2022	2021
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,343,265	$3,219,373
Real estate under development	184,602	203,773
Net investments in real estate	3,527,867	3,423,146
Notes receivable, net	123,903	153,886
Investments in and advances to unconsolidated affiliates	291,156	322,326
Other assets, net	229,591	186,509
Right-of-use assets - operating leases, net	37,281	40,743
Cash and cash equivalents	17,158	17,746
Restricted cash	15,063	9,813
Rents receivable, net	49,506	43,625
Assets of properties held for sale	11,057	63,952
Total assets (a)	$4,302,582	$4,261,746

LIABILITIES
Mortgage and other notes payable, net	$928,639	$1,140,293
Unsecured notes payable, net	696,134	559,040
Unsecured line of credit	168,287	112,905
Accounts payable and other liabilities	196,491	236,415
Lease liability - operating leases, net	35,271	38,759
Dividends and distributions payable	18,395	14,460
Distributions in excess of income from, and investments in, unconsolidated affiliates	10,505	9,939
Total liabilities (a)	2,053,722	2,111,811
Commitments and contingencies
Redeemable noncontrolling interests	67,664	—
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 95,120,773 and 89,303,545 shares, respectively	95	89
Additional paid-in capital	1,945,322	1,754,383
Accumulated other comprehensive income (loss)	46,817	(36,214)
Distributions in excess of accumulated earnings	(300,402)	(196,645)
Total Acadia shareholders’ equity	1,691,832	1,521,613
Noncontrolling interests	489,364	628,322
Total equity	2,181,196	2,149,935
Total liabilities, equity and redeemable noncontrolling interests	$4,302,582	$4,261,746

(a)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the "Operating Partnership"), which is a consolidated variable interest entity ("VIE") (Note 16). The consolidated balance sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,466.4 million and $1,482.6 million of Operating real estate, net; $129.9 million and $161.5 million of Real estate under development; $- and $0.7 million of Notes receivable, net; $210.9 million and $200.8 million of Investments in and advances to unconsolidated affiliates; $98.7 million and $94.3 million of Other assets, net; $2.5 million and $2.9 million of Right-of-use assets - operating leases, net; $13.3 million and $9.8 million of Cash and cash equivalents; $15.0 million and $9.8 million of Restricted cash; $17.9 million and $16.1 million of Rents receivable, net; $761.2 million and $948.0 million of Mortgage and other notes payable, net; $51.2 million and $162.8 million of Unsecured notes payable, net; $95.4 million and $96.2 million of Accounts payable and other liabilities; $2.7 million and $3.1 million of Lease liability- operating leases, net as of December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share amounts)	2022	2021	2020
Revenues
Rental income	$317,814	$285,898	$246,432
Other	8,476	6,599	4,476
Total revenues	326,290	292,497	250,908
Operating expenses
Depreciation and amortization	135,917	123,439	147,229
General and administrative	44,066	40,125	35,798
Real estate taxes	44,932	45,357	42,477
Property operating	56,995	53,516	55,551
Impairment charges	33,311	9,925	85,598
Total operating expenses	315,221	272,362	366,653

Gain on disposition of properties	57,161	10,521	683
Operating Income (loss)	68,230	30,656	(115,062)
Equity in (losses) earnings of unconsolidated affiliates	(32,907)	5,330	(3,057)
Interest income	14,641	9,065	8,979
Realized and unrealized holding (losses) gains on investments and other	(34,994)	49,120	113,362
Interest expense	(80,209)	(68,048)	(69,671)
(Loss) income from continuing operations before income taxes	(65,239)	26,123	(65,449)
Income tax provision	(12)	(93)	(269)
Net (loss) income	(65,251)	26,030	(65,718)
Net loss attributable to redeemable noncontrolling interests	5,536	—	—
Net loss (income) attributable to noncontrolling interests	24,270	(2,482)	56,742
Net (loss) income attributable to Acadia	$(35,445)	$23,548	$(8,976)

Basic (loss) earnings per share	$(0.38)	$0.26	$(0.11)
Diluted (loss) earnings per share	$(0.40)	$0.26	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2022	2021	2020

Net (loss) income	$(65,251)	$26,030	$(65,718)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	96,858	30,500	(73,686)
Reclassification of realized interest on swap agreements	8,232	21,407	15,059
Other comprehensive income (loss)	105,090	51,907	(58,627)
Comprehensive income (loss)	39,839	77,937	(124,345)
Comprehensive loss attributable to redeemable noncontrolling interests	5,536	—	—
Comprehensive loss (income) attributable to noncontrolling interests	2,211	(15,712)	71,952
Comprehensive income (loss) attributable to Acadia	$47,586	$62,225	$(52,393)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2022, 2021 and 2020

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—
Issuance of Common Shares, net	5,525	6	119,479	—	—	119,485	—	119,485	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	235	—	3,945	—	—	3,945	(3,945)	—	—
Dividends/distributions declared ($0.72 per Common Share/OP Unit)	—	—	—	—	(68,312)	(68,312)	(5,094)	(73,406)	—
Acquisition of noncontrolling interest	—	—	67,475	—	—	67,475	(91,811)	(24,336)	—
City Point Loan	—	—	—	—	—	—	—	—	(65,391)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(3,923)
Employee and trustee stock compensation, net	57	—	1,122	—	—	1,122	10,000	11,122	—
Noncontrolling interest distributions	—	—	—	—	—	—	(79,838)	(79,838)	—
Noncontrolling interest contributions	—	—	—	—	—	—	109,428	109,428	65,945
Comprehensive income (loss)	—	—	—	83,031	(35,445)	47,586	(2,211)	45,375	(5,536)
Reclassification of redeemable noncontrolling interests	—	—	—	—	—	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests	—	—	(1,082)	—	—	(1,082)	1,082	—	—
Balance at December 31, 2022	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664

Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165	$2,050,204	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	90	—	1,431	—	—	1,431	(1,431)	—	—
Cancellation of OP Units	—	—	—	—	—	—	(568)	(568)	—
Issuance of Common Shares	2,889	3	63,873	—	—	63,876	—	63,876	—
Dividends/distributions declared ($0.60 per Common Share/OP Unit)	—	—	—	—	(52,872)	(52,872)	(4,185)	(57,057)	—
Employee and trustee stock compensation, net	56	—	1,146	—	—	1,146	11,284	12,430	—
Noncontrolling interest distributions	—	—	—	—	—	—	(27,051)	(27,051)	—
Noncontrolling interest contributions	—	—	—	—	—	—	30,164	30,164	—
Comprehensive income	—	—	—	38,677	23,548	62,225	15,712	77,937	—
Reallocation of noncontrolling interests	—	—	4,768	—	—	4,768	(4,768)	—	—
Balance at December 31, 2021	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2020	87,050	$87	$1,706,357	$(31,474)	$(133,019)	$1,541,951	$646,439	$2,188,390	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	408	—	6,544	—	—	6,544	(6,544)	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(389)	(389)	(11)	(400)	—
Dividends/distributions declared ($0.29 per Common Share/OP Unit)	—	—	—	—	(24,937)	(24,937)	(2,218)	(27,155)	—
Employee and trustee stock compensation, net	30	—	782	—	—	782	10,130	10,912	—
Repurchase of Common Shares	(1,219)	(1)	(22,385)	—	—	(22,386)	—	(22,386)	—
Acquisition of noncontrolling interest	—	—	(15,330)	—	—	(15,330)	15,918	588	—
Noncontrolling interest distributions	—	—	—	—	—	—	(27,574)	(27,574)	—
Noncontrolling interest contributions	—	—	—	—	—	—	52,174	52,174	—
Comprehensive (loss) income	—	—	—	(43,417)	(8,976)	(52,393)	(71,952)	(124,345)	—
Reallocation of noncontrolling interests	—	—	7,197	—	—	7,197	(7,197)	—	—
Balance at December 31, 2020	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165	$2,050,204	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(65,251)	$26,030	$(65,718)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	135,917	123,439	147,229
Gain on disposition of properties and other investments	(58,634)	(10,521)	(683)
Net unrealized holding losses (gains) on investments	37,751	(51,925)	(72,391)
Stock compensation expense	11,122	12,430	10,912
Straight-line rents	(8,669)	(6,726)	(4,869)
Equity in losses (earnings) of unconsolidated affiliates	32,907	(5,330)	3,057
Distributions of operating income from unconsolidated affiliates	24,179	3,828	3,286
Adjustments to straight-line rent reserves	(292)	2,682	21,871
Amortization of financing costs	5,639	4,396	5,038
Non-cash lease expense	3,462	3,721	3,392
Adjustments to allowance for credit loss	(102)	(2,796)	24,569
Impairment charges	33,311	9,925	85,598
Termination of ground lease	—	(3,615)	—
Gain on debt extinguishment	—	—	(18,339)
Other, net	(7,675)	(5,304)	(8,155)
Changes in assets and liabilities:	—	—
Rents receivable	1,586	7,384	(28,321)
Other liabilities	(2,959)	7,856	(3,959)
Accounts payable and accrued expenses	(2,141)	572	3,005
Prepaid expenses and other assets	(3,452)	(7,427)	4
Lease liability - operating leases	(3,488)	(3,636)	(1,579)
Net cash provided by operating activities	133,211	104,983	103,947
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(242,633)	(161,846)	(21,208)
Proceeds from the disposition of properties and other investments, net	224,558	63,901	20,930
Investments in and advances to unconsolidated affiliates and other	(154,695)	(14,835)	(14,483)
Development, construction and property improvement costs	(51,046)	(40,671)	(36,579)
Deposits for properties under purchase contract	(729)	—	187
Deposits for properties under sales contract	2,000	—	—
Change in control of previously unconsolidated affiliate	3,592	—	950
Return of capital from unconsolidated affiliates and other	77,774	17,722	14,686
Payment of deferred leasing costs	(7,997)	(4,914)	(6,407)
Acquisition of investment interests	(4,527)	—	—
Proceeds from notes receivable	29,530	—	—
Issuance of notes receivable	—	(57,895)	(59,000)
Net cash used in investing activities	(124,173)	(198,538)	(100,924)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	850,120	323,200	236,804
Principal payments on unsecured debt	(656,556)	(206,781)	(136,490)
Proceeds from the sale (repurchase) of Common Shares	119,485	63,876	(22,386)
Capital contributions from noncontrolling interests	109,428	30,164	52,174
Principal payments on mortgage and other notes	(447,998)	(98,602)	(51,949)
Distributions to noncontrolling interests	(84,723)	(30,410)	(31,461)
Dividends paid to Common Shareholders	(64,586)	(39,476)	(50,182)
Proceeds received from mortgage and other notes	204,138	56,847	5,351
Deferred financing and other costs	(9,348)	(7,436)	(2,215)
Acquisition of noncontrolling interest	(24,336)	—	—
Payments of finance lease obligations	—	(63)	(903)
Net cash (used in) provided by financing activities	(4,376)	91,319	(1,257)
Increase (decrease) in cash and restricted cash	4,662	(2,236)	1,766
Cash of $17,746, $18,699 and $14,149 and restricted cash of $9,813, $11,096 and $13,880, respectively, beginning of year	27,559	29,795	28,029
Cash of $17,158, $17,746 and $18,699 and restricted cash of $15,063, $9,813 and $11,096, respectively, end of year	$32,221	$27,559	$29,795

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
(in thousands)	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $4,166 and $3,421 and $7,110 respectively	$65,109	$44,663	$70,383
Cash paid for income taxes, net of (refunds)	$11	$147	$(329)

Supplemental disclosure of non-cash investing and financing activities
Distribution declared and payable on January 13, 2023, and January 14, 2022 and January 15, 2020, respectively	$18,368	$14,314	$123
Assumption of accounts payable and accrued expenses through acquisition of real estate	$4,062	$1,319	$116
Right-of-use assets, operating leases exchanged for operating lease liabilities	$—	$412	$33,189
Issuance of note receivable used as capital contributions from redeemable noncontrolling interests	$65,945	$—	$—
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$3,923	$—	$—
Reclassification of non-controlling interest in excess of amount paid to additional paid-in capital	$67,475	$—	$—
Adjustment to equity as a result of the implementation of CECL (defined below)	$—	$—	$400
Note receivable exchanged for real estate	$—	$—	$72,430
Acquisition of real estate through assumption of debt	$—	$31,801	$—
Right-of-use assets, finance leases (modified) obtained in exchange for finance lease liabilities	$—	$—	$(70,427)
Right of use assets, operating leases terminated in exchange for finance lease liabilities	$—	$—	$(1,432)
Settlement of note receivable through cancellation of OP Units	$—	$479	$—

Change in control of previously unconsolidated investment
Increase in real estate	$(55,791)	$—	$(135,190)
Increase in mortgage notes payable	35,970	—	—
Decrease in investments in and advances to unconsolidated affiliates	17,822	—	96,816
Decrease in notes receivable	5,306	—	—
Decrease (increase) in reserve on note receivable	(4,582)	—	38,674
Decrease in accrued interest on notes receivable	4,691	—	—
Change in other assets and liabilities	176	—	1,238
Acquisition of noncontrolling interest asset	—	—	(588)
Increase in cash and restricted cash upon change of control	$3,592	$—	$950

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust, a Maryland real estate investment trust (collectively with its subsidiaries, the “Company”), is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2022 and 2021, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of December 31, 2022, the Company has ownership interests in 151 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 51 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III, and Fund IV, the “Funds”). The 202 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2022 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of December 31, 2022 (b, c)
Fund II and Mervyns II (c,d)	6/2004	61.67%	$557.3	$—	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	221.4
Fund V (e)	8/2016	20.10%	347.9	172.1	20.10%	6%	88.7

a)
Amount represents the current economic ownership at December 31, 2022, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
b)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
c)
During the second quarter of 2022, the Company increased its ownership in Fund II and Mervyns II through an acquisition of its partner's interest by 11.67%, from 28.33% to 40.00%, for $18.5 million. Additionally, during the third quarter of 2022, the Company increased its ownership in Fund II through an acquisition of a partner's interest by 21.67%, from 40.00% to 61.67%, for $5.8 million. Each of the remaining partners in Fund II have a right to put their equity interests to the Company beginning in August 2023. As the Company retained its controlling interest, these additional investments were accounted for as equity transactions (Note 10).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d)
During August 2020, a recallable distribution of $15.7 million was made by Mervyn’s II to its investors, of which $4.5 million was the Company’s share. During 2021 and 2022, Mervyn’s II recalled $11.9 million and $3.8 million, respectively, of the $15.7 million, of which the Company's share is $3.4 million and $1.2 million, respectively.
e)
As of August 23, 2022, Fund V's investment period was extended to August 25, 2023.

Basis of Presentation

Segments

At December 31, 2022, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

Purchase Accounting – Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases) and assumed liabilities in accordance with ASC Topic 805, “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocates the acquisition price based on their relative fair values. When acquisitions of properties do not meet the criteria for business combinations, they are accounted for as asset acquisitions; therefore, no goodwill is recorded, and acquisition costs are capitalized.

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

In determining the value of above- and below-market leases, the Company estimates the present value difference between contractual rent obligations and estimated market rate of leases at the time of the transaction. To the extent there were fixed-rate options at below-market rental

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rates, the Company included these periods along with the current term below-market rent in arriving at the fair value of the acquired leases. The discounted difference between contract and market rents is being amortized to rental income over the remaining applicable lease term, inclusive of any option periods.

In determining the value of acquired in-place leases, the Company considers market conditions at the time of the transaction and values the costs to execute similar leases during the expected lease-up period from vacancy to existing occupancy, including carrying costs. The value assigned to in-place leases and tenant relationships is amortized over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs (e.g., lease intangibles) relating to that lease would be written off.

The Company estimates the value of any assumption of mortgage debt based on market conditions at the time of acquisitions including prevailing interest rates, terms, and ability to obtain financing for a similar asset. Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.

Real Estate Under Development – The Company capitalizes certain costs related to the development of real estate. Interest and real estate taxes incurred during the period of the construction, expansion or development of real estate are capitalized and depreciated over the estimated useful life of the building. The Company will cease the capitalization of these costs when construction activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. If the Company suspends substantially all activities related to the development of a qualifying asset, the Company will cease capitalization of interest and taxes until activities are resumed.

Real Estate Impairment – The Company reviews its real estate, real estate under development and right-of-use assets for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. In cases where the Company does not expect to recover its carrying amounts on properties held for use, the Company reduces its carrying amounts to fair value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Such cash flow projections consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition, and other factors. If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its estimated fair value. See Note 8 for information about impairment charges recorded during the periods presented.

Dispositions of Real Estate – The Company recognizes property sales in accordance with ASC Topic 610-20 “Other Income—Gains and losses from the derecognition of nonfinancial assets.” Sales of real estate include the sale of land, operating properties, and investments in real estate joint ventures. Gains on sale of investment properties are recognized, and the related real estate derecognized, when the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership.

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

Notes Receivable

Notes receivable include certain loans that are held for investment and are collateralized by real estate-related investments and may be subordinate to other senior loans. Notes receivable are reported net of allowance for credit loss ("CECL") and are recorded at stated principal amounts or at initial investment less accretive yield for loans purchased at a discount, which is accreted over the life of the note. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. Changes in cash flows from previous estimates are included in future interest income on a prospective basis and a new effective interest rate is computed based on the current cost basis of the instrument and remaining cash flows. The Company evaluates the collectability of both principal and interest based upon an assessment of the underlying collateral value to determine whether it is impaired. Allowance for credit loss represents management’s estimate of future losses based on national historical economic loss rates for similar obligations, management’s estimate of future economic impacts and factors specific to the borrower. Certain of the Company’s loans are considered “collateral dependent” in that settlement of the amount is likely to be achieved by obtaining access to the collateral (e.g., notes in default). The same valuation techniques are used to value the collateral for such collateral dependent instruments as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of notes outstanding, the Company believes the characteristics of its notes are not sufficiently similar to allow an evaluation as a group for credit loss allowance. As such, all of the Company’s notes are evaluated individually for this purpose. Interest income on performing notes is

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrued as earned. A note is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Income accrual is generally suspended for loans when recovery of income and principal becomes doubtful. Interest received is then recorded as a reduction in the outstanding principal balance until the accrual is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms of the notes.

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

To the extent that the Company’s carrying basis in an unconsolidated affiliate is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in earnings (losses) of unconsolidated affiliates the joint venture.

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

Restricted Cash

Restricted cash consists principally of cash held for real estate taxes, construction costs, property maintenance, insurance, minimum occupancy, and property operating income requirements at specific properties as required by certain loan agreements.

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

Derivative Instruments and Hedging Activities

The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Variable Interest Entities

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

For those entities evaluated under the voting interest model, the Company consolidates the entity if it has a controlling financial interest. The Company has a controlling financial interest in a voting interest entity (“VOE”) if it owns a majority voting interest in the entity. Investments in entities for which the Company has the ability to exercise significant influence over but does not have financial or operating control through its voting interest and entities which are VIEs but where the Company is not the primary beneficiary, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income or loss.

Revenue Recognition and Accounts Receivable

The Company accounts for its leases under ASC 842. Pursuant to ASC 842, the Company has made an accounting policy election to not separate the non-lease components from its leases, such as common area maintenance, and has accounted for each of its leases as a single lease component. In addition, the Company has elected to account only for those taxes that it pays on behalf of the tenant as reimbursable costs and will not account for those taxes paid directly by the tenant. Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. As of December 31, 2022 and 2021, unbilled rents receivable relating to the straight-lining of rents of $48.1 million and $43.4 million, respectively, are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance, and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company assesses the collectability of its accounts receivable related to tenant revenues under ASC 842. The Company estimates the collectability of the accounts receivable related to billed rents, straight-line rents, recoveries from tenants, and other revenue taking into consideration the Company's historical write-off experience, tenant creditworthiness, current economic trends, and remaining lease terms. Rents receivable at December 31, 2022 and 2021 are shown net of an allowance for doubtful accounts of $32.1 million and $38.5 million, respectively. Rental income for the years ended December 31, 2022, 2021 and 2020 are reported net of adjustments of $0.4 million, $0.1 million, and $46.4 million, respectively, to allowance for doubtful accounts.

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

Income Taxes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for TRS income taxes under the liability method as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred income taxes are recognized for the temporary differences between the GAAP basis and tax basis of the TRS income, assets, and liabilities.

In March 2020, Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) temporarily relaxed existing limitations on the use and carryback of net operating losses incurred by our TRSs. Net operating losses generated in taxable years beginning in 2019, 2020 or 2021 can be carried back to the preceding 5 years. In addition, TRSs can fully offset their taxable income for taxable years beginning before 2022 using net operating loss carrybacks and carryforwards and can fully offset their taxable income for taxable years beginning after 2021 using pre-2019 net operating loss carryforwards. Any post-2018 net operating loss carryforwards can be used to offset up to 80% of taxable income after using pre-2019 net operating loss carryforwards. In 2020, the Company carried back $3.1 million of net operating losses, resulting in a refund of $1.0 million.

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In 2022 and 2021, the Company recorded valuation allowances to reduce deferred tax assets when it determined that an uncertainty existed regarding their realization, which increased the provision for income taxes. In making such determination, the Company considered all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business. To the extent facts and circumstances change in the future, further adjustments to the valuation allowances may be required.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01 Reference Rate Reform (Topic 848) which modifies ASC 848, which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company has elected the optional practical expedient under ASU 2020-04 and 2021-01, which allows entities to account for the modification as if the modification was not substantial. As a result, the implementation of this guidance did not have an effect on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848). The guidance in this update defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments are effective for all entities in scope upon issuance of the ASU. The Company plans to transition all variable rate loans currently indexed to LIBOR to SOFR or another applicable benchmark index based on discussions with its lenders.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	December 31,	December 31,
	2022	2021

Land	$817,802	$739,641
Buildings and improvements	2,987,594	2,892,051
Tenant improvements	216,899	199,925
Construction in progress	21,027	11,131
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	4,068,408	3,867,834
Less: Accumulated depreciation and amortization	(725,143)	(648,461)
Operating real estate, net	3,343,265	3,219,373
Real estate under development	184,602	203,773
Net investments in real estate	$3,527,867	$3,423,146

Acquisitions and Foreclosure

During the years ended December 31, 2022 and 2021, the Company acquired (through purchase, investment, or foreclosure) the following consolidated retail properties and other real estate investments (dollars in thousands):

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

a)
The Company invested $2.8 million in its 49.99% equity interest and, through a separate lending subsidiary, provided a $64.1 million first mortgage loan and a $30.9 million mezzanine loan to subsidiaries of the venture (such equity and loans have been eliminated in consolidation). Pursuant to the entity’s operating agreement, the venture partner has a one-time right to put its 50.01% interest in the entity (the "Williamsburg NCI", which is further described in Note 10) to the Company for fair value

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at a future date. Given the preferred rate of return of the Company embedded in its equity interests and the accruing debt senior to the equity, the Company did not attribute any initial redemption value to the Williamsburg NCI and recognized a bargain purchase gain of $1.2 million, which is included in Realized and unrealized holding (losses) gains on investments and other in the consolidated statements of operations.
b)
The Henderson Avenue Portfolio comprises 14 operating retail assets, one residential building and two development and redevelopment sites. One of the development sites was sold in October 2022.
c)
The entity was previously accounted for as an equity method investment until an affiliate of Fund III acquired the venture partner's interest in a foreclosure action. Fund III now indirectly owns 100% of the entity and consolidates it (Note 4).

For the years ended December 31, 2022 and 2021, the Company capitalized $1.2 million and $3.6 million of acquisition costs in connection with the 2022 Acquisitions and Foreclosure and the 2021 Acquisitions, respectively. In addition, during the year ended December 31, 2022, the Company expensed $2.0 million of acquisition costs (including a $1.5 million acquisition fee paid to an affiliate of a joint venture partner). Acquisition costs that were expensed are included in General and administrative expenses in the consolidated statements of operations. During the year ended December 31, 2022, the Company assumed a $36.0 million mortgage with the consolidation of 640 Broadway and during the year ended December 31, 2021, the Company assumed a $31.8 million mortgage with the acquisition of Canton Marketplace (Note 7).

Purchase Price Allocations

The purchase prices for the 2022 Acquisitions and Foreclosure and 2021 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Net Assets Acquired
Land	$119,898	$37,290
Buildings and improvements	168,862	134,065
Acquisition-related intangible assets (Note 6)	29,016	39,953
Accounts receivable, prepaids and other assets	4,077	—
Accounts payable and other liabilities	(661)	—
Acquisition-related intangible liabilities (Note 6)	(14,126)	(16,342)
Net assets acquired	$307,066	$194,966

Consideration
Cash	$242,633	$161,846
Carrying value of note receivable exchanged in foreclosure (Note 3)	5,416	—
Existing interest in previously unconsolidated investment (Note 4)	17,822	—
Debt assumed	35,970	31,801
Liabilities assumed	4,062	1,319
Total consideration	305,903	194,966
Gain on bargain purchase	1,163	—
	$307,066	$194,966

The Company determines the fair value of the individual components of income producing real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during 2022 and 2021, respectively, are as follows:

	2022		2021
	Low	High	Low	High
Exit Capitalization Rate	4.25%	7.25%	6.50%	7.75%
Annual net rental rate per square foot on acquired buildings	$20.00	$825.00	$10.00	$85.00
Annual net rental rate per square foot on acquired ground lease	$—	$—	$3.65	$95.00

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimate of the portion of the "as-if vacant" value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

Dispositions

During the years ended December 31, 2022 and 2021, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2022 Dispositions
NE Grocer Portfolio (Selected Assets) - Pennsylvania	Fund IV	Jan 26, 2022 Mar 4, 2022	$45,350	$13,784
New Towne (Parcel) - Canton, MI	Fund V	Feb 1, 2022	2,231	1,776
Cortlandt Crossing - Westchester County, NY	Fund III	Feb 9, 2022	65,533	13,255
Lincoln Place - Fairview Heights, IL	Fund IV	May 25, 2022	40,670	12,216
Wake Forest Crossing - Wake Forest, NC	Fund IV	Aug 24, 2022	38,919	8,885
Henderson Avenue (Parcel) - Dallas, TX	Core	Oct 7, 2022	3,050	(194)
330-340 River Street - Cambridge, MA	Core	Dec 13, 2022	26,400	7,439
Total 2022 Dispositions			$222,153	$57,161

2021 Dispositions
60 Orange St - Bloomfield, NJ	Core	Jan 29, 2021	$16,400	$4,612
654 Broadway - New York, NY	Fund III	May 19, 2021	10,000	111
NE Grocer Portfolio (Selected Assets) - ME	Fund IV	Jun 18, 2021	39,925	5,064
Total 2021 Dispositions (a)			$66,325	$9,787

a)
Does not include the gain on lease termination of $0.7 million related to the Fund IV lease at 110 University Place (Note 11).

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold as well as the lease that was terminated (Note 11) during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues	$6,598	$22,002	$27,514
Expenses	(5,205)	(19,661)	(24,945)
Gain on disposition of properties	57,161	10,521	683
Net income attributable to noncontrolling interests	(39,117)	(5,893)	(1,627)
Net income attributable to Acadia	$19,437	$6,969	$1,625

Properties Held for Sale

At December 31, 2022, the Company had one property under contract for sale with assets totaling $11.1 million, which was probable of disposition. This property was classified as "held for sale" on the Company's consolidated balance sheets at December 31, 2022.

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2022		Year Ended December 31, 2022			December 31, 2022
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	—	$42,517	$9,610	$2,690	$—	2	$54,817
Fund II (a)	—	35,125	—	503	1,556	—	34,072
Fund III	1	24,296	—	1,502	—	1	25,798
Fund IV (b)	1	101,835	—	215	32,135	1	69,915
Total	2	$203,773	$9,610	$4,910	$33,691	4	$184,602
a)
Transfers out include $1.6 million related to a portion of one Fund II property that was transferred out of development.
b)
Transfers out include $13.4 million related to a portion of one Fund IV property that was transferred out of development and an impairment charge totaling $18.7 million on one Fund IV development property (Note 8).

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

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At December 31, 2022, consolidated development projects included: portions of the Henderson Portfolio, City Center, 555 9th Street, 651-671 West Diversey, Route 6 Mall and Mad River for the Core Portfolio, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III, and a portion of 717 N. Michigan Avenue at Fund IV. In addition, at December 31, 2022, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue.

During the year ended December 31, 2022, the Company:

•
placed a portion of one Fund IV property, 717 N. Michigan Avenue, into service in the first quarter;
•
place a portion of one Fund II property, City Point, into service in the fourth quarter; and
•
placed two Core properties in the Henderson Portfolio into development in the second quarter.

At December 31, 2021, consolidated development projects included: portions of City Center, 555 9th Street, Route 6 Mall and Mad River for Core, portions of City Point Phase I and II at Fund II, Broad Hollow Commons at Fund III and 717 N. Michigan Avenue at Fund IV. In addition, at December 31, 2021, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue. During the year ended December 31, 2021, the Company:

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

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	December 31,	December 31,	December 31, 2022
Description	2022	2021	Number	Maturity Date	Interest Rate

Core Portfolio (a)	$124,801	$154,332	5	Apr 2020 - Dec 2027	4.65% - 9.00%
Fund III	—	5,306	—	—	—
Total notes receivable	124,801	159,638
Allowance for credit loss	(898)	(5,752)
Notes receivable, net	$123,903	$153,886	5

(a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million at December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company:

•
through Fund III obtained the remaining venture partner's interest in an entity that held a property, which was collateral for a note with a balance of $5.3 million, accrued interest of $4.7 million, less credit loss reserve of $4.6 million (exclusive of default interest and other amounts due on the loan that have not been recognized), via a foreclosure auction in January 2022. The entity was previously accounted for as an equity method investment until Fund III acquired the venture partner's interest in a foreclosure auction. Fund III now owns 100% of the entity and consolidates it (Note 4);
•
originated a new loan to other Fund II investors of $65.9 million in the third quarter, which is presented in redeemable noncontrolling interest on the Company's consolidated balance sheets (Note 10);
•
funded $7.5 million of a $12.8 million construction loan commitment to an unconsolidated venture, which is presented in investments in and advances to unconsolidated affiliates, net of an allowance for credit loss (Note 4). The loan has a stated interest rate of Prime + 1.00%, matures on December 28, 2023 and is collateralized by the venture members' interest in an entity that holds the 1238 Wisconsin development property;
•
Fund V made a bridge loan to an unconsolidated venture for $52.0 million during the first quarter, which was repaid during the second quarter. Additionally, Fund V made a bridge loan to an unconsolidated venture for $31.7 million during the third quarter, which is presented in investments in and advances to unconsolidated affiliates, net of an allowance for credit loss (Note 4). The loan has a stated interest rate of 8.0%, matures on February 6, 2023 and is collateralized by the Shoppes at South Hills property. The bridge loan was refinanced with third-party mortgage debt in February 2023 (Note 17) ;
•
received full payment on a $16.0 million Core Portfolio loan during the second quarter, and full payment on a $13.5 million Core Portfolio loan and partial payment of $5.7 million of accrued interest on a Core Portfolio loan during the third quarter;
•
extended the maturity date of one Core note receivable of $54.0 million from January 13, 2023 to January 9, 2024; and
•
decreased its allowance for credit loss by $4.9 million, of which approximately $4.6 million was attributable to the aforementioned Fund III foreclosure.

During the year ended December 31, 2021, the Company:

•
originated a new Core Portfolio note for $16.0 million with a stated interest rate of 9% and a maturity date of October 20, 2022 collateralized by a single tenant property in Silver Spring, Maryland on April 20, 2021;

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Default

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at December 31, 2022 and December 31, 2021. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value at December 31, 2022 and December 31, 2021.

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

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, there were three non-collateral-dependent loans with a total amortized cost of $112.9 million, inclusive of accrued interest of $11.9 million, for which an allowance for credit losses has been recorded aggregating $0.9 million at December 31, 2022. For two loans in this portfolio, aggregating $27.9 million, inclusive of accrued interest of $4.1 million at December 31, 2022, the Company has elected to apply a practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at December 31, 2022, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting as it has the ability to exercise significant influence but does not have financial or operating control over the investment, which is maintained by each of the unaffiliated partners who co-invest with the Company. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	December 31,	December 31,
Portfolio	Property	December 31, 2022	2022	2021

Core:	840 N. Michigan Avenue (a,h)	88.43%	$—	$51,513
	Renaissance Portfolio	20%	28,755	28,466
	Gotham Plaza	49%	30,112	29,187
	Georgetown Portfolio (b)	50%	4,048	4,089
	1238 Wisconsin Avenue (b, c)	80%	14,502	5,895
			77,417	119,150

Mervyns II:	KLA/ABS (d)	36.7%	85,403	124,316

Fund III:	Self Storage Management (b)	0%	—	207
	640 Broadway (e)	100%	—	17,825
			—	18,032

Fund IV:	Fund IV Other Portfolio	98.57%	7,914	12,675
	650 Bald Hill Road	90%	10,203	11,677
	Paramus Plaza	50%	936	1,975
			19,053	26,327

Fund V:	Family Center at Riverdale (a)	89.42%	4,995	12,449
	Tri-City Plaza	90%	8,422	6,827
	Frederick County Acquisitions	90%	12,240	10,748
	Wood Ridge Plaza	90%	12,751	—
	La Frontera Village	90%	20,803	—
	Shoppes at South Hills (f)	90%	44,677	—
	Mohawk Commons	90%	775	—
			104,663	30,024

Various:	Due from (to) Related Parties		305	666
	Other (g)		4,315	3,811
	Investments in and advances to unconsolidated affiliates		$291,156	$322,326

Core:	Crossroads (h)	49%	$8,832	$9,939
	840 N. Michigan Avenue (a, h)	88.43%	$1,673	—
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$10,505	$9,939

a)
Represents a tenancy-in-common interest.
b)
Represents a VIE for which the Company is not the primary beneficiary (Note 16).
c)
Includes a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of December 31, 2022 and 2021 the note receivable from a related party had a balance of $7.5 million, net of CECL allowance of $0.1 million, and zero, respectively. The loan is collateralized by the venture members' equity interest, bears interest at Prime + 1.0% subject to a 4.5% floor, and matures on December 28, 2023. Interest is recognized over the life of the loan.
d)
Mervyns II has retained an effective indirect ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons Companies Inc. ("Albertsons"), which is accounted for at fair value (Note 8). On October 13, 2022, Albertsons entered into a merger agreement with Kroger, that is expected to close in 2024. As part of the transaction, Albertsons announced it will pay a $6.85 per common share Special Dividend (the “Special Dividend”) payable on November 7, 2022,

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to stockholders of record as of October 24, 2022, which Albertsons was prohibited from paying under a temporary restraining order until January 2023 (Note 17). In addition, the entity that holds the shares of Albertsons extended the expiration of lockup through May 2023.
e)
In January 2022, the Company, through an affiliate of Fund III, foreclosed on partner's interest and now owns 100% and consolidates the entity (Note 2).
f)
Includes a $31.7 million bridge loan from the Company to the venture that holds the property in its investment in Shoppes at South Hills. As of December 31, 2022 and 2021 the note receivable from a related party had a balance of $31.7 million, net of CECL allowance of $0.2 million, and zero, respectively. The loan bears interest at 8.0% and matures on February 6, 2023. Interest is recognized over the life of the loan. The loan was refinanced with a third-party lender in February 2023 (Note 17).
g)
Includes cost-method investments in Storage Post, Fifth Wall, and other investments.
h)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.

During the year ended December 31, 2022, the Company:

•
through Fund V, acquired a 90% interest in a venture for $15.9 million, which acquired Shoppes at South Hills, a shopping center located in Poughkeepsie, New York for $47.6 million. In addition, Fund V made a bridge loan to the entity for $31.7 million during the third quarter (Note 3);
•
recorded an impairment charge of $50.8 million related to its 840 N. Michigan Avenue investment during the third quarter, which is included in Equity in (losses) earnings of unconsolidated affiliates in the consolidated statements of operations, reflecting management’s estimate of fair value at that date;
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
•
through an affiliate of Fund III, foreclosed on the remaining 37% interest in 640 Broadway during the first quarter. Accordingly, the Company now consolidates this property (Note 2);
•
through Fund III, sold its investment in Self Storage Management for $6.0 million and recognized its proportionate gain of $1.5 million during the first quarter, which is included in Realized and unrealized holding (losses) gains on investments and other in the consolidated statements of operations;
•
through Fund IV, sold its investment in Promenade at Manassas for $46.0 million and repaid $27.3 million of the related mortgage. Fund IV recognized a gain of $12.8 million, of which the Company's share was $3.0 million during the fourth quarter;
•
through Fund V, acquired a 90% interest in a venture that acquired Mohawk Commons, a shopping center located in Schenectady, New York in January 2023 (Note 17);
•
funded $0.2 million of its capital commitment to its Fifth Wall investment during the second and third quarter. Funded $7.5 million of its construction commitment to the venture that holds 1238 Wisconsin (Note 3); and
•
received cash dividends totaling $1.9 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding loss of $38.9 million reflecting the change in fair value of its Investment in Albertsons (Note 8). Received a special cash dividend in January 2023 totaling $28.2 million at Mervyns II from its Investment in Albertsons (Note 17).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company:

•
received dividends of $1.7 million at Mervyns II related to distributions from its Investment in Albertsons and recorded a net unrealized holding gain of $51.9 million reflecting the change in fair value of its Investment in Albertsons;
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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.4 million and $0.6 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other revenues in the consolidated statements of operations.

In addition, the Company paid certain unaffiliated partners of its joint ventures, $1.6 million and $1.4 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, for leasing commissions, development, management, construction, and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of December 31, 2022, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	December 31,	December 31,
	2022	2021
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$650,997	$631,661
Real estate under development	17,359	8,112
Other assets	127,070	78,300
Total assets	$795,426	$718,073
Liabilities and partners’ equity:
Mortgage notes payable	$609,923	$571,461
Other liabilities	96,532	69,166
Partners’ equity	88,971	77,446
Total liabilities and partners’ equity	$795,426	$718,073

Company's share of accumulated equity	$131,878	$113,285
Basis differential	52,813	66,031
Deferred fees, net of portion related to the Company's interest	5,937	4,071
Amounts receivable/payable by the Company	305	666
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	190,933	184,053
Investments carried at fair value or cost	89,718	128,334
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	10,505	9,939
Investments in and advances to unconsolidated affiliates	$291,156	$322,326

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021	2020
Combined and Condensed Statements of Operations
Total revenues	$96,080	$80,823	$78,054
Operating and other expenses	(29,858)	(28,572)	(28,718)
Interest expense	(26,807)	(21,228)	(22,651)
Depreciation and amortization	(34,596)	(30,518)	(30,917)
Loss on extinguishment of debt	(7)	(35)	—
Impairment of Investment (a)	(57,423)	—	—
Gain on disposition of properties (b)	12,983	3,206	—
Net (loss) income attributable to unconsolidated affiliates	$(39,628)	$3,676	$(4,232)

Company’s share of equity in net (loss) income of unconsolidated affiliates	$(31,907)	$6,023	$(2,503)
Income attributable to unconsolidated affiliates recently sold or consolidated	—	—	$1,280
Basis differential amortization	(1,000)	(693)	(1,834)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(32,907)	$5,330	$(3,057)

a)
Represents the impairment charge related to 840 N. Michigan Avenue for the year ended December 31, 2022.
b)
Represents the gain on the sale of Promenade at Manassas on October 13, 2022, and two land parcels by the Family Center at Riverdale on January 4, 2021.

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	December 31,	December 31,
(in thousands)	2022	2021
Other Assets, Net:
Lease intangibles, net (Note 6)	$102,374	$108,918
Derivative financial instruments (Note 8)	54,902	7
Deferred charges, net (a)	28,478	28,438
Accrued interest receivable (Note 3)	18,082	21,148
Prepaid expenses	15,872	17,230
Due from seller	3,036	3,364
Income taxes receivable	1,876	2,279
Deposits	1,624	1,647
Corporate assets, net	1,287	1,648
Other receivables	2,060	1,830
	$229,591	$186,509

(a) Deferred Charges, Net:
Deferred leasing and other costs	$63,920	$58,281
Deferred financing costs related to line of credit	9,494	9,953
	73,414	68,234
Accumulated amortization	(44,936)	(39,796)
Deferred charges, net	$28,478	$28,438

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$78,416	$76,778
Accounts payable and accrued expenses	59,922	56,580
Deferred income	34,503	38,373
Tenant security deposits, escrow and other	16,582	13,045
Lease liability - finance leases, net (Note 11)	7,022	6,612
Derivative financial instruments (Note 8)	46	45,027
	$196,491	$236,415

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Lease Intangibles

Upon acquisitions of real estate (Note 2), the Company assesses the relative fair value of acquired assets (including land, buildings, and improvements, and identified intangibles such as above- and below-market leases, including below-market options and acquired in-place leases) and assumed liabilities. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

Intangible assets and liabilities are included in Other assets and Accounts payable and other liabilities (Note 5) on the consolidated balance sheets and summarized as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$301,556	$(205,951)	$95,605	$290,819	$(189,981)	$100,838
Above-market rent	24,064	(17,295)	6,769	24,191	(16,111)	8,080
	$325,620	$(223,246)	$102,374	$315,010	$(206,092)	$108,918

Amortizable Intangible Liabilities
Below-market rent	$(176,253)	$98,182	$(78,071)	$(171,245)	$94,871	$(76,374)
Above-market ground lease	(671)	326	(345)	(671)	267	(404)
	$(176,924)	$98,508	$(78,416)	$(171,916)	$95,138	$(76,778)

During the year ended December 31, 2022, the Company:

•
acquired in-place lease intangible assets of $28.2 million, above-market rents of $0.8 million, and below-market rents of $14.1 million with weighted-average useful lives of 6.4, 6.9, and 11.4 years, respectively (Note 2);
•
derecognized in-place lease intangible assets of $1.5 million and below-market rent of $2.1 million, of which the Company's share was $0.5 million and $0.5 million, respectively, related to disposed properties (Note 2); and
•
recorded accelerated amortization related to in-place lease intangible assets of $0.2 million and below-market rents of $5.5 million, of which the Company's share was $0.1 million and $5.4 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2022 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2023	$5,768	$(25,125)	$58	$(19,299)
2024	5,607	(18,056)	58	(12,391)
2025	5,177	(13,075)	58	(7,840)
2026	4,901	(10,674)	58	(5,715)
2027	4,737	(8,474)	58	(3,679)
Thereafter	45,112	(20,201)	55	24,966
Total	$71,302	$(95,605)	$345	$(23,958)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	December 31,	December 31,	Maturity Date at	December 31,	December 31,
	2022	2021	December 31, 2022	2022	2021
Mortgages Payable
Core Fixed Rate	3.88%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$143,838	$145,464
Core Variable Rate - Swapped (a)	4.54%	3.41%-4.54%	Nov 2028	50,000	72,957
Total Core Mortgages Payable				193,838	218,421
Fund II Variable Rate	SOFR+2.61%	LIBOR+2.75% - PRIME+2.00%	Aug 2025	83,655	255,978
Fund II Variable Rate - Swapped (a)	5.85%		Aug 2025	50,000	—
Total Fund II Mortgages Payable				133,655	255,978
Fund III Variable Rate	SOFR+3.35%	LIBOR+2.75%	Jul 2023	35,970	34,728
Fund IV Fixed Rate	4.50%	4.50%	Oct 2025	1,120	1,120
Fund IV Variable Rate	LIBOR+2.25%-LIBOR+3.65%	LIBOR+1.60%-LIBOR+3.65%	Apr 2023 - Jun 2026	145,110	221,832
Fund IV Variable Rate - Swapped (a)		3.48%-4.61%		—	23,316
Total Fund IV Mortgages and Other Notes Payable				146,230	246,268
Fund V Fixed Rate	3.35%	3.35%	May 2023	31,801	31,801
Fund V Variable Rate	LIBOR + 1.85% - SOFR + 2.76%	LIBOR + 1.85% - SOFR + 2.76%	Jun 2023 - Nov 2026	36,409	58,878
Fund V Variable Rate - Swapped (a)	2.93%-5.11%	2.43%-4.78%	Jan 2023 - Apr 2025	358,014	297,731
Total Fund V Mortgages Payable				426,224	388,410
Net unamortized debt issuance costs				(7,621)	(3,958)
Unamortized premium				343	446
Total Mortgages Payable				$928,639	$1,140,293
Unsecured Notes Payable
Core Variable Rate Unsecured Term Loans - Swapped (a)	3.74%-5.11%	3.65%-5.32%	Jun 2026 - Jul 2029	$650,000	$400,000
Fund II Unsecured Notes Payable		LIBOR+2.25%		—	40,000
Fund IV Subscription Facility		SOFR+2.01%		—	5,000
Fund V Subscription Facility	SOFR+1.86%	LIBOR+1.90%	May 2023	51,210	118,028

Net unamortized debt issuance costs				(5,076)	(3,988)
Total Unsecured Notes Payable				$696,134	$559,040
Unsecured Line of Credit
Core Unsecured Line of Credit - Variable Rate	SOFR+1.50%	LIBOR + 1.40%	Jun 2025	$12,287	$46,491
Core Unsecured Line of Credit -Swapped (a)	3.74%-5.11%	3.65%-5.32%	Jun 2025	156,000	66,414
Total Unsecured Line of Credit				$168,287	$112,905

Total Debt - Fixed Rate (b)				$1,440,773	$1,038,803
Total Debt - Variable Rate (c)				364,641	780,935
Total Debt				1,805,414	1,819,738
Net unamortized debt issuance costs				(12,697)	(7,946)
Unamortized premium				343	446
Total Indebtedness				$1,793,060	$1,812,238

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)
At December 31, 2022, the stated rates ranged from 4.54% for Core variable-rate debt; SOFR + 2.61% for Fund II variable-rate debt; SOFR + 3.35% for Fund III variable-rate debt; LIBOR + 2.25% to LIBOR + 3.65% for Fund IV variable-rate debt; LIBOR + 1.85% to SOFR + 2.76% for Fund V variable-rate debt; 3.74%-5.11% for Core variable-rate unsecured term loans; and SOFR + 1.50% for Core variable-rate unsecured lines of credit.
b)
Includes $1,264.0 million and $860.4 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. Fixed-rate debt at December 31, 2022 and 2021 includes $12.3 million and $0.0 million, respectively of Core swaps that may be used to hedge debt instruments of the Funds.
c)
Includes $103.8 million and $110.5 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented.

Credit Facilities

The Operating Partnership has a $700.0 million senior unsecured credit facility, as amended (the “Credit Facility”), with Bank of America, N.A. as administrative agent, comprised of a $300.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, and a $400.0 million senior unsecured term loan (the “Term Loan”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating. Currently, the Revolver bears interest at SOFR + 1.50% and the Term Loan bears interest at SOFR + 1.65%. The Revolver matures on June 29, 2025, subject to two six-month extension options, and the Term Loan matures on June 29, 2026. The Credit Facility provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Company.

On April 6, 2022, the Operating Partnership entered into a $175.0 million term loan facility (the “$175.0 Million Term Loan”), with Bank of America, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, and which matures on April 6, 2027. The proceeds of the $175.0 million term loan were used to pay down the Revolver. Currently the $175.0 million term loan bears interest at SOFR + 1.60%. The $175.0 million term loan is guaranteed by the Company and certain subsidiaries of the Company.

On July 29, 2022, the Operating Partnership entered into the $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating and which matures on July 29, 2029. Currently the $75.0 million term loan bears interest at SOFR + 2.05%. The proceeds of the $75.0 million term loan were used to pay down the Revolver. The $75.0 million term loan is guaranteed by the Company and certain subsidiaries of the Company.

The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans, as described above, at December 31, 2022 (Note 8).

Mortgages and Other Notes Payable

During the year ended December 31, 2022, the Company (amounts represent balances at the time of transactions):

•
entered into a new Fund mortgage in the amount of $42.4 million in the second quarter;
•
modified and extended ten Fund mortgages, four of which were extended during the first quarter totaling $99.0 million (excluding principal reductions of $1.1 million), two of which were extended during the second quarter totaling $62.2 million, one of which was extended during the third quarter totaling $36.0 million, and three of which were extended during the fourth quarter totaling $83.4 million (excluding principal reductions and interest reserve of $3.5 million and $4.2 million, respectively);
•
modified the Fund IV bridge loan with an outstanding balance of $42.2 million (excluding principal reductions of $8.6 million) and changed the rate to SOFR plus 2.56% and extended the term by two-months in the second quarter; During the third quarter, the Company modified the facility and extended the maturity date to December 29, 2023.
•
refinanced a Core loan in the third quarter with an outstanding balance of $25.4 million with a new loan of $26.0 million at an interest rate of 4.0% maturing July 10, 2027;
•
refinanced Fund II mortgage debt and unsecured note collateralized by the real estate assets of City Point Phase II in the third quarter with an aggregate outstanding balance of $257.9 million and $40.0 million, respectively, ("City Point debt"), with a single $198.0 million mortgage loan, with initial proceeds of approximately $132.3 million and a loan from the Company to other Fund II Investors (Note 10). The mortgage has a three-year initial term and bears interest at SOFR + 2.61%. The mortgage is collateralized by the real estate assets of City Point, of which $50.0 million is guaranteed by the Operating Partnership;

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
repaid one Core mortgage of $12.3 million during the first quarter and repaid three Fund mortgages in the aggregate amount of $57.8 million in connection with the sale of properties during the first quarter (Note 2); repaid one Fund mortgage during the second quarter in the amount of $22.7 million; repaid two Fund mortgages during the third quarter in the aggregate amount of $29.5 million in connection with the sale of a property during the third quarter; repaid one Core mortgage of $10.3 million in connection with the sale of a property in the fourth quarter; and
•
made principal payments of $7.5 million and repaid $17.0 million on the Fund IV secured bridge facility.

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
•
modified the terms of the Fund IV Bridge facility during the fourth quarter reflecting an extension of maturity to June 30, 2022 which had an outstanding balance of $64.2 million prior to modification. The facility had an outstanding balance of $59.2 million and $79.2 million at December 31, 2021 and 2020, respectively, reflecting repayments during 2021. In addition, during the first quarter of 2021, the interest rate was changed from LIBOR + 2.00% to LIBOR + 2.50% with a floor of 0.25%;
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
•
repaid one Core mortgage of $6.7 million in connection with the sale of 60 Orange Street during the first quarter and four Fund mortgages in the aggregate amount of $23.5 million in connection with the sale of the properties during the second quarter (Note 2); and
•
made principal payments of $8.6 million.

At December 31, 2022 and 2021, the Company’s mortgages were collateralized by 31 and 37 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants, and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Operating Partnership has guaranteed up to $50.0 million related to the Fund II City Point mortgage loan. The Company is not in default on any of its loan agreements at December 31, 2022. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

Unsecured Notes Payable

Unsecured notes payable for which total availability was $41.8 million and $16.3 million at December 31, 2022 and 2021, respectively, are comprised of the following:

•
The outstanding balance of the Term Loan was $400.0 million at each of December 31, 2022 and December 31, 2021.
•
The outstanding balance of the $175.0 Million Term Loan was $175.0 million at December 31, 2022 and zero at December 31, 2021. During the second quarter of 2022, the Company entered into swap agreements fixing the rate of the $175.0 Million Term Loan balance.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
The outstanding balance of the $75.0 Million Term Loan was $75.0 million at December 31, 2022 and zero at December 31, 2021.
•
Fund II refinanced its $40.0 million term loan in the third quarter as part of the aforementioned City Point debt. The term loan had an outstanding balance of $40.0 million prior to refinancing, and also at December 31, 2021, and was collateralized by the real estate assets of City Point Phase II and guaranteed by the Operating Partnership. There was no availability prior to the modification, and also at December 31, 2021.
•
Fund IV had a $5.0 million subscription line that expired on December 29, 2022, which had an outstanding balance and total available credit of $0.0 and $0.0 million, respectively, at maturity. The outstanding balance and total availability at December 31, 2021 were $5.0 million and zero, respectively. At December 31, 2022 and 2021, Fund IV had $0.0 million available on its bridge facility. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV Bridge loan.
•
Fund V has a $100.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. The total capacity was reduced by $50.0 million in the second quarter of 2022, which had an outstanding balance of $52.3 million prior to modification. The outstanding balance and total available credit of the Fund V subscription line was $51.2 million and $41.8 million, respectively at December 31, 2022, reflecting outstanding letters of credit of $7.0 million. The outstanding balance and total available credit were $118.0 million and $16.3 million at December 31, 2021 respectively, reflecting outstanding letters of credit of $7.0 million.

Unsecured Revolving Line of Credit

At December 31, 2022 and 2021, the Company had a total of $131.7 million and $183.1 million, respectively, available under its Revolver, reflecting borrowings of $168.3 million and $112.9 million and letters of credit of $0.0 million and $4.0 million at December 31, 2022 and 2021, respectively. At each of December 31, 2022 and 2021, $156.0 million and $66.4 million, respectively, of outstanding borrowings under its revolver were swapped to a fixed rate.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$340,075
2024	251,663
2025	408,988
2026	436,426
2027	202,354
Thereafter	165,908
1,805,414
Unamortized premium	343
Net unamortized debt issuance costs	(12,697)
Total indebtedness	$1,793,060

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of December 31, 2022 of $51.2 million contractually due in 2023, $0.0 million contractually due in 2024, $344.3 million contractually due in 2025 and $0.0 million contractually due in 2026; all for which the Company has available options to extend by up to 12 months and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, the Company has also provided the unobservable inputs.

Money Market Funds — The Company has money market funds, which at times have zero balances and are included in Cash and cash equivalents in the consolidated balance sheets, and are comprised of government securities and/or U.S. Treasury bills. These funds were classified as Level 1 as the Company used quoted prices from active markets to determine their fair values.

Equity Investments – Albertsons became publicly traded during 2020 (Note 4). Upon Albertsons’ IPO, the Company’s Investment in Albertsons has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment.

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the year ended December 31, 2022 or 2021.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	54,902	—	—	7	—
Investment in Albertsons (Note 4)	85,403	—	—	124,316	—	—
Liabilities
Derivative financial instruments	—	(46)	—	—	(45,027)	—

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	December 31, 2022	December 31, 2021
Core
Interest Rate Swaps	$50,000	Dec 2022	Dec 2029	3.61%	—	3.61%	Other Liabilities	$(46)	$(40,650)
Interest Rate Swap	806,000	Mar 2015 - Aug 2022	Mar 2023 - Jul 2030	2.10%	—	3.36%	Other Assets	40,884	—
	$856,000							$40,838	$(40,650)

Fund II
Interest Rate Swap (a)	$—	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$1,108	$—

Fund III
Interest Rate Cap	$35,970	Jul 2022	Jul 2023	3.50%	—	3.50%	Other Assets	$232	$—

Fund IV
Interest Rate Swaps	$—						Other Liabilities	$—	$(167)
Interest Rate Caps	76,338	Jul 2021 - Dec 2022	Jul 2023 - Dec 2023	3.00%	—	3.50%	Other Assets	1,093	7
	$76,338							$1,093	$(160)

Fund V
Interest Rate Swaps (b)	$308,014	Jun 2018 - Jan 2023	Jan 2023 - Dec 2027	0.91%	—	3.36%	Other Assets	$11,585	$—
Interest Rate Swaps	—						Other Liabilities	—	(4,210)
	$308,014							$11,585	$(4,210)

Total asset derivatives								$54,902	$7
Total liability derivatives								$(46)	$(45,027)

a)
Includes one swap with an aggregate fair value of $1.1 million at December 31, 2022, with a notional value of $50.0 million which was acquired during December 2022 and is not effective until January 2023.
b)
Includes one swap with an aggregate fair value of $0.8 million at December 31, 2022, with a notional value of $50.0 million which was acquired during December 2022 and is not effective until January 2023.

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $26.4 million included in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense within the next twelve months. As of December 31, 2022 and 2021, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the first quarter of 2021, the Company terminated two interest rate swaps with forward effective dates with an aggregate notional value of $100.0 million (Note 7) for cash proceeds of $3.4 million. As the hedged forecasted transaction is still expected, amounts deferred in Accumulated other comprehensive loss has been amortized into earnings as a reduction of interest expense over the original term of the swaps beginning in 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and, from time to time, through the use of derivative financial instruments. The Company enters into derivative financial instruments to manage exposures that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		December 31, 2022		December 31, 2021
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$123,903	$122,716	$153,886	$154,093
City Point Loan (a)	3	65,945	65,856	—	—
Mortgage and Other Notes Payable (a)	3	935,917	906,348	1,143,805	1,125,571
Investment in non-traded equity securities (b)	3	4,160	5,593	3,656	4,062
Unsecured notes payable and Unsecured line of credit (c)	2	869,497	868,399	675,933	680,171

a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and interest rate risk. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 5.27% to 13.92% for the Company's notes receivable and City Point Loan, and 6.27% to 10.82% for the Company's mortgage and other notes payable, depending on the attributes of the specific loans.
b)
Represents the Operating Partnership’s cost-method investment in Fifth Wall (Note 4).
c)
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at December 31, 2022.

9. Commitments and Contingencies

The Company is involved in various matters of litigation arising out of, or incidental to, its business. While the Company is unable to predict with certainty the outcome of any particular matter, management does not expect, when such litigation is resolved, that the Company’s resulting exposure to loss contingencies, if any, will have a material adverse effect on its consolidated financial position or results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $39.1 million and $38.1 million as of December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company had Core and Fund letters of credit outstanding of $7.0 million and $19.7 million, respectively (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2022:

•
The Company withheld 3,235 restricted shares of its Common Shares ("Restricted Shares") to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $7.4 million in connection with Restricted Shares and Units (Note 13).

In addition to the ATM Program and share repurchase activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2021:

•
The Company withheld 3,050 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $9.4 million in connection with Restricted Shares and Units (Note 13).

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the first quarter of 2022. The Company has not issued any shares on a forward basis during the year ended December 31, 2022 or 2021 and had approximately $222.3 million of availability under the ATM program. During the year ended December 31, 2022 the Company sold 5,525,419 Common Shares under its ATM Program for gross proceeds of $123.9 million, or $119.5 million net of issuance costs, at a weighted-average gross price per share of $22.43. During the year ended December 31, 2021, the Company sold 2,889,371 Common Shares under its ATM Program for gross proceeds of $64.9 million, or $63.9 million net of issuance costs, at a weighted-average gross price per share of $22.46. During the year ended December 31, 2020, the Company did not sell any Common Shares under its ATM Program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the year ended December 31, 2022 or 2021. Under the share repurchase program $122.5 million remains available at December 31, 2022.

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

March 15, 2021	$0.15	March 31, 2021	April 15, 2021
May 5, 2021	$0.15	June 30, 2021	July 15, 2021
August 5, 2021	$0.15	September 30, 2021	October 15, 2021
November 3, 2021	$0.15	December 31, 2021	January 14, 2022
February 15, 2022	$0.18	March 31, 2022	April 14, 2022
May 4, 2022	$0.18	June 30, 2022	July 15, 2022
August 10, 2022	$0.18	September 30, 2022	October 14, 2022
November 9, 2022	$0.18	December 30, 2022	January 13, 2023

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the activity in accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Acadia's Share
Balance at January 1, 2022	$(36,214)

Other comprehensive income before reclassifications - swap agreements	96,858
Reclassification of realized interest on swap agreements	8,232
Net current period other comprehensive income	105,090
Net current period other comprehensive loss attributable to redeemable noncontrolling interests	—
Net current period other comprehensive income attributable to noncontrolling interests	(22,059)
Balance at December 31, 2022	$46,817

Balance at January 1, 2021	$(74,891)

Other comprehensive income before reclassifications - swap agreements	30,500
Reclassification of realized interest on swap agreements	21,407
Net current period other comprehensive income	51,907
Net current period other comprehensive income attributable to noncontrolling interests	(13,230)
Balance at December 31, 2021	$(36,214)

Balance at January 1, 2020	$(31,474)

Other comprehensive loss before reclassifications	(73,686)
Reclassification of realized interest on swap agreements	15,059
Net current period other comprehensive loss	(58,627)
Net current period other comprehensive income attributable to noncontrolling interests	15,210
Balance at December 31, 2020	$(74,891)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2022	$94,120	$534,202	$628,322	$—
Distributions declared of $0.72 per Common OP Unit and distributions on Preferred OP Units	(5,094)	—	(5,094)	—
Net loss for the year ended December 31, 2022	(1,308)	(22,962)	(24,270)	(5,536)
Conversion of 234,473 Common OP Units to Common Shares by limited partners of the Operating Partnership	(3,945)	—	(3,945)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	4,641	15,567	20,208	—
Reclassification of realized interest expense on swap agreements	58	1,793	1,851	—
Acquisition of noncontrolling interest (d)	—	(91,811)	(91,811)	—
City Point Loan	—	—	—	(65,391)
City Point Loan accrued interest	—	—	—	(3,923)
Noncontrolling interest contributions	—	109,428	109,428	65,945
Noncontrolling interest distributions	—	(79,838)	(79,838)	—
Employee Long-term Incentive Plan Unit Awards	10,000	—	10,000	—
Reclassification of redeemable noncontrolling interests(e)	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests (f)	1,082	—	1,082	—
Balance at December 31, 2022	$99,554	$389,810	$489,364	$67,664

Balance at January 1, 2021	$89,431	$519,734	$609,165	$—
Distributions declared of $0.60 per Common OP Unit	(4,185)	—	(4,185)	—
Net income for the year ended December 31, 2021	2,075	407	2,482	—
Conversion of 89,765 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,431)	—	(1,431)	—
Cancellation of OP units(g)	(568)	—	(568)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	2,072	3,918	5,990	—
Reclassification of realized interest expense on swap agreements	210	7,030	7,240	—
Noncontrolling interest contributions	—	30,164	30,164	—
Noncontrolling interest distributions	—	(27,051)	(27,051)	—
Employee Long-term Incentive Plan Unit Awards	11,284	—	11,284	—
Reallocation of noncontrolling interests (f)	(4,768)	—	(4,768)	—
Balance at December 31, 2021	$94,120	$534,202	$628,322	$—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance at January 1, 2020	$97,670	$548,769	$646,439	$—
Distributions declared of $0.29 per Common OP Unit	(2,218)	—	(2,218)	—
Net income (loss) for the year ended December 31, 2020	125	(56,867)	(56,742)	—
Conversion of 407,594 Common OP Units to Common Shares by limited partners of the Operating Partnership	(6,544)	—	(6,544)	—
Other comprehensive loss - unrealized loss on valuation of swap agreements	(2,709)	(17,995)	(20,704)	—
Reclassification of realized interest expense on swap agreements	174	5,320	5,494	—
Noncontrolling interest contributions	—	52,174	52,174	—
Noncontrolling interest distributions	—	(27,574)	(27,574)	—
Employee Long-term Incentive Plan Unit Awards	10,130	—	10,130	—
Rebalancing adjustment (c)	(7,197)	—	(7,197)	—
Acquisition of noncontrolling interest	—	15,918	15,918	—
Cumulative effect of change in accounting principle	—	(11)	(11)	—
Balance at December 31, 2020	$89,431	$519,734	$609,165	$—

a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 3,062,108, 3,076,849, and 3,101,958 Common OP Units at December 31, 2022, 2021 and 2020, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2022, 2021 and 2020; (iii) 126,384 Series C Preferred OP Units at December 31, 2022 and 126,593 at December 31, 2021 and 2020; and (iv) 3,512,414, 3,371,296, and 2,886,207 LTIP units at December 31, 2022, 2021 and 2020, respectively, as discussed in Share Incentive Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and seven other subsidiaries.
c)
Redeemable noncontrolling interests comprise third-party interest in Fund II as limited partners in this Fund have been granted put rights.
d)
Represents the acquisition of the 11.67% noncontrolling interest in Fund II and Mervyns II acquired on June 27, 2022 for $18.5 million and 21.67% in Fund II on August 1, 2022 for $5.8 million (Note 1).
e)
Represents the reclassification of redeemable noncontrolling interests related to the City Point Loan in the third quarter of 2022.
f)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.
g)
The Company exchanged 21,109 OP Units in settlement of a note receivable in the amount of $0.5 million on July 12, 2021 (Note 3).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred OP Units

There were no issuances of Preferred OP Units during the year ended December 31, 2022 or 2021.

In 1999 the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2022, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through December 31, 2022, 15,209 Series C Preferred OP Units were converted into 52,613 Common OP Units and then into Common Shares.

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022 (Note 2), the Company evaluated the Williamsburg Noncontrolling Interest ("NCI"), which represents the venture partner's one-time right to put its 50.01% interest in the property to the Company for redemption at fair value at a future date. As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. The Company is required to periodically evaluate the NCI and adjust it to redemption value. At December 31, 2022, the Company determined that the fair value of the Williamsburg NCI was zero.

City Point Loan

In August 2022, the Company provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors' pro rata contribution necessary to complete the refinancing of the City Point debt (Note 7), of which $65.9 million was funded at closing ("City Point Loan"). The City Point Loan has a five-year term which matures on August 1, 2027 and is collateralized by the investors' equity in City Point ("City Point NCI"). Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan, net of a $0.5 million allowance for credit loss, and accrued interest are presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a variable interest entity ("VIE") for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest.

In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, at a future point in time beginning in August 2023 ("redemption value"). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as redeemable noncontrolling interests on the Company's consolidated balance sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum redemption value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the redemption value. The Company is required to periodically evaluate the maximum redemption amount of the NCI interest and recognize an increase in the carrying value of the City Point NCI if the redemption value exceeds the then current carrying value. At December 31, 2022, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Leases

Operating Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the years ended December 31, 2022 and 2021, the Company earned $59.3 million and $58.3 million, respectively, in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

Reserve Analysis

The activity for the reserves related to billed rents and straight-line rents (including those under specific operating leases where the collection of rents is assessed not to be probable) is as follows:

	Year Ended December 31, 2022
		Specific Allowance
	Balance at Beginning of Period	Provision (Recovery), Net	Write-Offs	General Allowance	Balance at End of Period

Allowance for credit loss - billed rents	$23,586	$(102)	$(4,656)	$-	$18,828
Straight-line rent reserves	14,885	(1,742)	(1,348)	1,450	13,245
Total - credit losses and reserves	$38,471	$(1,844)	$(6,004)	$1,450	$32,073

	Year Ended December 31, 2021
		Specific Allowance
	Balance at Beginning of Period	Provision (Recovery), Net	Write-Offs	General Allowance	Balance at End of Period

Allowance for credit loss - billed rents	$30,170	$(2,796)	$(3,788)	$—	$23,586
Straight-line rent reserves	14,839	807	(2,636)	1,875	14,885
Total - credit losses and reserves	$45,009	$(1,989)	$(6,424)	$1,875	$38,471

Tenant Settlement

On September 24, 2021, the Company entered into a conditional settlement agreement with its former tenant ("Former Tenant") and lease guarantor at one of its Core properties for the payment by Former Tenant and guarantor of a minimum of $5.4 million in accordance with a payment schedule set forth and subject to the terms in the conditional settlement agreement. The payments relate to judgments entered in favor of the Company totaling $8.6 million, plus interest, for the Former Tenant’s default under the lease and its subsequent termination by the Company. Given the inherent uncertainties involving collectability, the Company has deferred any amounts not received in its consolidated financial statements and such amounts will be recognized when realized. Through December 31, 2022 the Company had received a total of $2.7 million, of which $2.4 million was recognized as Other revenues on the statement of operations for the year ended December 31, 2022.

As Lessee

During the year ended December 31, 2022, there were no leasing transactions where the Company acted as lessee.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Year Ended December 31,
	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$903	$903
Interest on lease liabilities	410	388
Subtotal	1,313	1,291
Operating lease cost	5,338	7,184
Variable lease cost	80	84
Total lease cost	$6,731	$8,559

Other Information
Weighted-average remaining lease term - finance leases (years)	31.9	32.6
Weighted-average remaining lease term - operating leases (years)	13.5	14.1
Weighted-average discount rate - finance leases	6.3%	6.3%
Weighted-average discount rate - operating leases	5.1%	5.1%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations. Finance lease cost comprises amortization of right-of-use assets for certain ground leases, which is included in Property operating expense, as well as interest on lease liabilities, which is included in Interest expense in the consolidated statements of operations.

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land, and equipment, as of December 31, 2022, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2023	$229,366	$5,389	$—
2024	223,138	5,414	—
2025	193,277	5,329	—
2026	166,582	5,173	—
2027	143,435	4,373	—
Thereafter	608,168	20,065	12,549
	1,563,966	45,743	12,549
Interest	—	(10,472)	(5,527)
Total	$1,563,966	$35,271	$7,022

a)
Amount represents contractual lease maturities at December 31, 2022 including any extension options that management determined were reasonably certain of exercise.
b)
Minimum rental payments include $10.5 million of interest related to operating leases and $5.5 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

During the years ended December 31, 2022, 2021 and 2020, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The Company’s Core Portfolio consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely populated metropolitan areas with a long-term investment horizon. The Company’s Funds hold primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable which are held within the Core Portfolio or the Funds (Note 3). Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s consolidated financial statements and are not presented in the Company’s segments.

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$202,547	$123,743	$—	$—	$326,290
Depreciation and amortization	(75,614)	(60,303)	—	—	(135,917)
Property operating expenses, other operating and real estate taxes	(60,306)	(41,621)	—	—	(101,927)
General and administrative expenses	—	—	—	(44,066)	(44,066)
Impairment charges	—	(33,311)	—	—	(33,311)
Gain on disposition of properties	7,245	49,916	—	—	57,161
Operating income	73,872	38,424	—	(44,066)	68,230
Interest income	—	—	14,641	—	14,641
Equity in (losses) earnings of unconsolidated affiliates inclusive of gains on disposition of properties	(45,919)	13,012	—	—	(32,907)
Interest expense	(37,892)	(42,317)	—	—	(80,209)
Realized and unrealized holding gains (losses) on investments and other	1,163	(35,559)	(598)	—	(34,994)
Income tax provision	—	—	—	(12)	(12)
Net (loss) income	(8,776)	(26,440)	14,043	(44,078)	(65,251)
Net loss attributable to redeemable noncontrolling interests	—	5,536	—	—	5,536
Net loss attributable to noncontrolling interests	1,000	23,270	—	—	24,270
Net (loss) income attributable to Acadia	$(7,776)	$2,366	$14,043	$(44,078)	$(35,445)

Real estate at cost (a)	$2,597,394	$1,655,616	$—	$—	$4,253,010
Total Assets (a)	$2,599,268	$1,579,411	$123,903	$—	$4,302,582
Cash paid for acquisition of real estate	$242,633	$—	$—	$—	$242,633
Cash paid for development and property improvement costs	$32,406	$18,640	$—	$—	$51,046

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2021
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$181,332	$111,165	$—	$—	$292,497
Depreciation and amortization	(69,103)	(54,336)	—	—	(123,439)
Property operating expenses, other operating and real estate taxes	(56,957)	(41,916)	—	—	(98,873)
General and administrative expenses	—	—	—	(40,125)	(40,125)
Impairment charges	—	(9,925)	—	—	(9,925)
Gain on disposition of properties	4,612	5,909	—	—	10,521
Operating income (loss)	59,884	10,897	—	(40,125)	30,656
Interest income	—	—	9,065	—	9,065
Equity in income of unconsolidated affiliates inclusive of gains on disposition of properties	353	4,977	—	—	5,330
Interest expense	(29,454)	(38,594)	—	—	(68,048)
Realized and unrealized holding gains (losses) on investments and other	—	53,654	(4,534)	—	49,120
Income tax provision	—	—	—	(93)	(93)
Net income	30,783	30,934	4,531	(40,218)	26,030
Net (income) attributable to redeemable noncontrolling interests	—	—	—	—	—
Net (income) attributable to noncontrolling interests	(2,276)	(206)	—	—	(2,482)
Net income attributable to Acadia	$28,507	$30,728	$4,531	$(40,218)	$23,548

Real estate at cost (a)	$2,356,645	$1,714,962	$—	$—	$4,071,607
Total Assets (a)	$2,212,877	$1,894,983	$153,886	$—	$4,261,746
Cash paid for acquisition of real estate	$26,176	$135,670	$—	$—	$161,846
Cash paid for development and property improvement costs	$13,625	$27,046	$—	$—	$40,671

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2020
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$160,262	$90,646	$—	$—	$250,908
Depreciation and amortization	(76,125)	(71,104)	—	—	(147,229)
Property operating expenses, other operating and real estate taxes	(57,246)	(40,782)	—	—	(98,028)
General and administrative expenses	—	—	—	(35,798)	(35,798)
Impairment charges	(419)	(85,179)	—	—	(85,598)
Gain on disposition of properties	174	509	—	—	683
Operating income (loss)	26,646	(105,910)	—	(35,798)	(115,062)
Interest income	—	—	8,979	—	8,979
Equity in losses of unconsolidated affiliates inclusive of gains on disposition of properties	(874)	(2,183)	—	—	(3,057)
Interest expense	(33,185)	(36,486)	—	—	(69,671)
Realized and unrealized holding gains (losses) on investments and other	18,564	95,366	(568)	—	113,362
Income tax provision	—	—	—	(269)	(269)
Net income (loss)	11,151	(49,213)	8,411	(36,067)	(65,718)
Net (income) loss attributable to redeemable noncontrolling interests	—	—	—	—	—
Net (income) loss attributable to noncontrolling interests	(5,837)	62,579	—	—	56,742
Net income (loss) attributable to Acadia	$5,314	$13,366	$8,411	$(36,067)	$(8,976)

Real estate at cost	$2,330,116	$1,681,210	$—	$—	$4,011,326
Total Assets	$2,254,680	$1,775,507	$100,882	$—	$4,131,069
Cash paid for acquisition of real estate and leasehold interest	$19,963	$1,245	$—	$—	$21,208
Cash paid for development and property improvement costs	$11,170	$25,409	$—	$—	$36,579

a)
Real estate at cost and total assets for the Funds segment include $663.4 million and $657.0 million, or $272.1 million and $190.9 million net of non-controlling interests, related to Fund II’s City Point property at December 31, 2022 and 2021, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

On March 23, 2020, the Board approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the aggregate number of Common Shares authorized for issuance by 2,650,000 shares. The 2020 Plan authorizes the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. At December 31, 2022 a total of 1,540,116 shares remained available to be issued under the 2020 Plan.

Restricted Shares and LTIP Units

During the year ended December 31, 2022, the Company issued 603,267 LTIP Units and 15,878 restricted share units (“Restricted Share Units”) to employees of the Company pursuant to the 2020 Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“2021 Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

•
A portion of these annual equity awards is granted in performance-based Restricted Share Units or LTIP Units that may be earned based on the Company’s attainment of specified relative total shareholder returns (“Relative TSR”) hurdles.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•
Two-thirds (2/3) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three -year forward-looking performance period relative to the constituents of the National Association of Real Estate Investment Trusts ("NAREIT") Shopping Center Property Subsector and one-third (1/3) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the NAREIT Retail Property Sector (both on a non-weighted basis).
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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $13.1 million. Total long-term incentive compensation expense, including the expense related to the 2020 Plan, was $7.4 million, $9.4 million, and $8.4 million for the years ended December 31, 2022, 2021, and 2020, respectively and is recorded in General and Administrative on the Consolidated Statements of Operations.

In addition, members of the Board have been issued shares and units under the 2020 Plan. During 2022, the Company issued 36,471 LTIP Units and 29,935 Restricted Shares to Trustees of the Company in connection with Trustee fees. A portion of LTIP Units and Restricted Shares vest over three years with 33% vesting May 9, 2023 and the remaining amount vesting ratably on May 9, 2024 and May 9, 2025. The remaining awards vest on May 9, 2023. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned, or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the 2020 Plan, was $1.7 million for the year ended December 31, 2022, $1.6 million for the year ended December 31, 2021 and $1.4 million for 2020, respectively, and is recorded in General and Administrative on the Consolidated Statements of Operations.

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. As of December 31, 2022, the Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership and 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 10.7% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation – Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of December 31, 2022.

The Company recognized $0.4 million and $0.1 million compensation expense for Funds III and V, respectively for the year ended December 31, 2022 in connection with the resignation of an employee. No compensation expense was recognized for the years ended 2021, and 2020, related to the Program in connection with Fund III, Fund IV, or Fund V.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2020	42,390	$23.73	936,180	$28.24
Granted	66,824	13.70	440,829	19.64
Vested	(19,264)	27.72	(250,241)	30.44
Forfeited	(39)	24.77	(3,879)	24.67
Unvested at December 31, 2020	89,911	$15.42	1,122,889	$24.38
Granted	43,078	19.94	666,967	19.48
Vested	(43,084)	16.85	(283,024)	26.66
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at December 31, 2021	89,746	16.87	1,415,195	20.85
Granted	45,813	20.98	637,818	21.04
Vested	(40,894)	19.75	(309,283)	22.86
Forfeited	(1,930)	31.82	(278,332)	31.16
Unvested at December 31, 2022	92,735	$17.31	1,465,398	$18.59

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2022 and 2021 were $21.04 and $19.51, respectively. As of December 31, 2022, there was $15.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Shares that vested for each of the years ended December 31, 2022 and 2021, was $0.8 million. The total fair value of LTIP Units that vested (LTIP units vest primarily in the first quarter) during the years ended December 31, 2022 and 2021, was $7.1 million and $7.5 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.4 million, $0.4 million, and $0.3 million of compensation expense related to the following employee benefit plans for the years ended December 31, 2022, 2021 and 2020, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. On March 23, 2021, the Board adopted, which was subsequently approved by the Company’s shareholders at the 2021 annual meeting of shareholders, the Acadia Realty Trust 2021 Employee Share Purchase Plan which allows for a maximum aggregate issuance of 200,000 Common Shares. A total of 9,747 and 7,721 Common Shares were purchased by employees under the Purchase Plan for the years ended December 31, 2022 and 2021, respectively.

Deferred Share Plan

The Company maintains a Trustee Deferral and Distribution Election program, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $20,500, for the year ended December 31, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2022, 2021 and 2020, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to Federal, state and local income taxes. No more than 20% of the value of our total assets may consist of the securities of one or more TRS.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by Federal, state and local jurisdictions, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2022, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2019 and forward.

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia to taxable income (loss) is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Net (loss) income attributable to Acadia	$(35,445)	$23,548	$(8,976)
Deferred rental and other (loss) income (a)	(1,854)	3,209	(2,498)
Book/tax difference - depreciation and amortization (a)	28,337	24,756	27,052
Straight-line rent and above- and below-market rent adjustments (a)	(11,917)	(8,588)	8,630
Book/tax differences - equity-based compensation	5,952	7,663	6,825
Joint venture equity in earnings (losses), net and other investments (a)	22,493	3,962	(163)
Impairment charges and reserves	54,822	2,657	18,734
Acquisition costs (a)	2,048	22	14
(Loss) gain on disposition of properties	(14,960)	(2,170)	4,936
Book/tax differences - miscellaneous	5,638	(1,203)	(36)
Taxable income	$55,114	$53,856	$54,518
Distributions declared (b)	$68,312	$52,872	$24,937

a)
Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item “Joint venture equity in earnings, net.”
b)
The entire fourth quarter 2022 dividend of $17.1 million (paid in January 2023) was attributed to 2023 (Note 10). Any additional distributions required for REIT qualification may be made through October 15, 2023. The entire fourth quarter 2021 dividend of $14.4 million (paid in January 2022) was attributed to 2021. The entire fourth quarter 2019 dividend of $25.2 million (paid in January 2020) was attributed to 2020.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2022		2021		2020
	Per Share	%	Per Share	%	Per Share	%
Ordinary income - Section 199A	$0.650	90%	$0.550	92%	$0.520	90%
Qualified dividend	0.010	1%	0.010	1%	—	—%
Capital gain	0.060	9%	0.040	7%	0.060	10%
Total (a)	$0.720	100%	$0.600	100%	$0.580	100%

a)
The fourth quarter 2022 regular dividend was $0.18 per Common Share, all of which is allocable to 2023. The fourth quarter 2021 regular dividend was $0.15 per Common Share, all of which is allocable to 2021.The fourth quarter 2019 regular dividend was $0.29 per Common Share, all of which is allocable to 2020.

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income (loss) and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

TRS loss before income taxes	$(3,178)	$(4,240)	$(3,856)
(Provision) benefit for income taxes:
Federal	—	—	376
State and local	—	—	(268)
TRS net loss before noncontrolling interests	(3,178)	(4,240)	(3,748)
Noncontrolling interests	—	9	746
TRS net loss	$(3,178)	$(4,231)	$(3,002)

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2022	2021	2020

Federal tax benefit at statutory tax rate	$(667)	$(890)	$(810)
TRS state and local taxes, net of Federal benefit	(201)	(268)	(244)
Tax effect of:
Permanent differences, net	194	252	227
Adjustment to deferred tax reserve	691	1,061	851
Other	(16)	(156)	(132)
REIT state and local income and franchise taxes	11	94	377
Total provision for income taxes	$12	$93	$269

As of December 31, 2022, and 2021, the Company’s deferred tax assets were $0.0 and $0.0 million net of applicable reserves of $4.3 million and $3.7 million, respectively and were comprised of capital loss carryovers of $0.1 and $0.1 million and net operating loss carryovers of $4.2 million and $3.6 million, respectively.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. For the years ended December 31, 2022, 2021, and 2020, the Company determined that the realization of its deferred tax assets was not likely and as such, the Company recorded a valuation allowance against its deferred tax assets of $0.7 million, $1.1 million, and $0.9 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings (Loss) Per Common Share

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

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Numerator:
Net (loss) income attributable to Acadia	$(35,445)	$23,548	$(8,976)
Less: net income attributable to participating securities	(805)	(624)	(233)
(Loss) income from continuing operations net of income attributable to participating securities for basic (loss) earnings per share	(36,250)	22,924	(9,209)
Impact of City Point Loan share conversion option (a)	(1,804)	—	—
(Loss) income from continuing operations net of income attributable to participating securities for diluted (loss) earnings per share	$(38,054)	$22,924	$(9,209)

Denominator:
Weighted average shares for basic earnings (loss) per share	94,575,251	87,653,818	86,441,922
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—
Employee unvested restricted shares	—	—	—
City Point Loan common stock conversion option (Note 10) (a)	68,215	—	—
Denominator for diluted earnings per share	94,643,466	87,653,818	86,441,922

Basic (loss) earnings per Common Share from continuing operations attributable to Acadia	$(0.38)	$0.26	$(0.11)
Diluted (loss) earnings per Common Share from continuing operations attributable to Acadia	$(0.40)	$0.26	$(0.11)

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	126,384	126,593	126,593
Series C Preferred OP Units - Common share equivalent	438,831	439,556	439,556
Restricted shares	68,832	70,827	76,394

a)
The adjustment represents the impact of assumed conversion of dilutive convertible securities issued in connection with the City Point Loan in August 2022 that enabled the holder to convert its interest into the Company's common shares. The instrument was subsequently modified in the third quarter of 2022 to provide for a cash-only settlement option (Note 10).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Variable Interest Entities

Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which the Company is the primary beneficiary. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. As of December 31, 2022 and December 31, 2021, the Operating Partnership held interests in the Funds and two consolidated entities owning properties that were determined to be VIEs in which the Company is the primary beneficiary as it has (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance, and (ii) the obligation to absorb the entity's losses or receive benefits from the entity that could potentially be significant to the entity.

The majority of the operations of these VIEs are funded with fees earned from investment opportunities or cash flows generated from the properties. The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital commitments and capital expenditures, which are deemed necessary to continue to operate the entity and any operating cash shortfalls the entity may experience.

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, the assets and liabilities on the consolidated balance sheets represent the assets and liabilities of the Operating Partnership. As of December 31, 2022 and December 31, 2021, the consolidated balance sheets include the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(dollars in thousands)	December 31, 2022	December 31, 2021
VIE ASSETS
Operating real estate, net	$1,466,381	$1,482,636
Real estate under development	129,888	161,485
Notes receivable, net	—	725
Investments in and advances to unconsolidated affiliates	210,922	200,827
Other assets, net	98,675	94,303
Right-of-use assets - operating leases, net	2,535	2,935
Cash and cash equivalents	13,330	9,761
Restricted cash	14,995	9,757
Rents receivable, net	17,915	16,126
Total VIE assets (a)	$1,954,641	$1,978,555

VIE LIABILITIES
Mortgage and other notes payable, net	$761,166	$948,045
Unsecured notes payable, net	51,202	162,828
Accounts payable and other liabilities	95,385	96,212
Lease liability - operating leases, net	2,657	3,077
Total VIE liabilities (a)	$910,410	$1,210,162
(a)
At December 31, 2022 and December 31, 2021, includes total VIE assets of $678.1 million and $694.3 million, respectively, and total VIE liabilities of $200.4 million and $393.9 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 7). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

The Company also holds variable interest in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary (Note 4). The Company's involvement with such entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss is limited to the amount of the Company's equity investment in these VIEs, except with regard to the Company's remaining $5.3 million construction commitment related to its investment in 1238 Wisconsin. The Company's aggregate investment in the unconsolidated VIEs assets was $41.5 million and $32.2 million at December 31, 2022 and 2021, respectively. The Company's aggregate investment in unconsolidated VIE liabilities was $49.2 million and $41.9 million at December 31, 2022 and 2021, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

Albertsons

On January 17, 2023, Albertsons announced that the State of Washington’s Supreme Court denied a motion by the Attorney General of the State of Washington to hear an appeal from the trial court’s denial of its request to enjoin Albertsons from paying its previously announced $6.85 per common share special dividend (the “Special Dividend”), originally scheduled to be paid November 7, 2022. Albertsons further announced that the temporary restraining order preventing the payment of the Special Divided was lifted as a result of the decision. Albertsons paid the Special Dividend on January 20, 2023 to record holders as of October 24, 2022. On January 20, 2023 the Company received its share of the Special Dividend of $11.3 million which will be recognized in January 2023.

Acquisitions

On January 27, 2023, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center referred to as Mohawk Commons in Schenectady, New York, for $62.1 million, inclusive of transaction costs.

ACADIA REALTY TRUST

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2022:
Allowance for deferred tax asset	$3,660	$—	$691	$—	$4,351
Allowance for uncollectible accounts	38,471	(394)	(6,004)	—	32,073
Allowance for notes receivable	5,752	(272)	(4,582)	—	898
Year Ended December 31, 2021:
Allowance for deferred tax asset	$2,599	$—	$1,061	$—	$3,660
Allowance for uncollectible accounts	45,009	(114)	(6,424)	—	38,471
Allowance for notes receivable	1,218	4,534	—	—	5,752
Year Ended December 31, 2020:
Allowance for deferred tax asset	$1,748	$—	$851	—	$2,599
Allowance for uncollectible accounts	11,408	46,440	(12,839)	—	45,009
Allowance for notes receivable	400	818	—	—	1,218

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

		Initial Cost to Company			Amount at Which Carried at December 31, 2022
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
Core Portfolio:
Crescent Plaza Brockton, MA	—	1,147	7,425	3,504	1,147	10,929	12,076	9,405	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	16,346	505	20,507	21,012	17,230	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	—	—	3,396	3,396	3,153	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,809	190	5,813	6,003	5,370	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	12,897	1,664	12,897	14,561	11,509	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	4,227	799	7,424	8,223	4,898	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	29,476	3,207	43,250	46,457	28,386	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	21,246	3,798	33,688	37,486	22,446	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	10,646	4,288	27,798	32,086	16,271	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	5,796	2,577	16,086	18,663	10,495	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	26,000	1,817	15,846	2,892	1,817	18,738	20,555	10,158	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	5,637	1,793	12,809	14,602	7,448	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	5,628	3,229	18,545	21,774	12,175	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	8,286	907	11,767	12,674	9,872	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	17,445	3,401	29,745	33,146	19,135	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	1,856	961	5,677	6,638	3,453	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,889	1,273	17,980	19,253	12,394	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	2,352	2,350	11,756	14,106	7,460	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	—	5,063	15,252	2,815	5,201	17,929	23,130	8,819	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,489	1,691	7,292	8,983	3,999	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	3,279	—	15,188	15,188	10,563	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,802	8,289	10,493	18,782	6,201	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	5,586	11,855	12,877	24,732	4,530	2006	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	1,515	16,699	20,219	36,918	8,471	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	6,301	3,048	13,582	16,630	8,877	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	233	8,576	17,489	26,065	5,005	2011	(a)	40 years
15 Mercer Street Manhattan, NY	—	1,887	2,483	6	1,887	2,489	4,376	714	2011	(a)	40 years
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	1,432	2011	(a)	40 years
56 E. Walton Chicago, IL	—	994	6,126	3,016	994	9,142	10,136	1,162	2011	(a)	40 years
841 W. Armitage Chicago, IL	—	728	1,989	422	728	2,411	3,139	907	2011	(a)	40 years
2731 N. Clark Chicago, IL	—	557	1,839	32	557	1,871	2,428	550	2011	(a)	40 years
2140 N. Clybourn Chicago, IL	—	306	788	54	306	842	1,148	235	2011	(a)	40 years
853 W. Armitage Chicago, IL	—	557	1,946	508	557	2,454	3,011	954	2011	(a)	40 years
2299 N. Clybourn Avenue Chicago, IL	—	177	484	—	177	484	661	138	2011	(a)	40 years
843-45 W. Armitage Chicago, IL	—	731	2,730	294	731	3,024	3,755	871	2012	(a)	40 years
1525 W. Belmont Avenue Chicago, IL	—	1,480	3,338	887	1,480	4,225	5,705	1,307	2012	(a)	40 years
2206-08 N. Halsted Chicago, IL	—	1,183	3,540	359	1,183	3,899	5,082	1,302	2012	(a)	40 years
2633 N. Halsted Chicago, IL	—	960	4,096	359	998	4,417	5,415	1,209	2012	(a)	40 years
50-54 E. Walton Chicago, IL	—	2,848	12,694	642	2,848	13,336	16,184	3,732	2012	(a)	40 years
662 W. Diversey Chicago, IL	—	1,713	1,603	10	1,713	1,613	3,326	406	2012	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2022
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
837 W. Armitage Chicago, IL	—	780	1,758	151	780	1,909	2,689	585	2012	(a)	40 years
823 W. Armitage Chicago, IL	—	717	1,149	95	717	1,244	1,961	329	2012	(a)	40 years
851 W. Armitage Chicago, IL	—	545	209	139	545	348	893	165	2012	(a)	40 years
1240 W. Belmont Avenue Chicago, IL	—	2,137	1,589	1,357	2,137	2,946	5,083	866	2012	(a)	40 years
21 E. Chestnut Chicago, IL	—	1,318	8,468	44	1,318	8,512	9,830	2,146	2012	(a)	40 years
819 W. Armitage Chicago, IL	—	790	1,266	594	790	1,860	2,650	463	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	290	2,110	1,596	3,706	489	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	2,542	7,458	18,510	25,968	5,969	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	3,920	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	—	6,220	24,416	46	6,220	24,462	30,682	6,780	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	719	1,908	12,877	14,785	3,376	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	33	1,754	9,233	10,987	2,415	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	1,874	11,690	12,009	23,699	3,269	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	1,089	4,429	7,191	11,620	2,199	2012	(a)	40 years
664 North Michigan Chicago, IL	—	15,240	65,331	319	15,240	65,650	80,890	16,139	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	977	5,398	16,578	21,976	4,455	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	168	6,899	4,417	11,316	1,177	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	2,100	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	2,009	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	2,097	—	34,916	34,916	5,277	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	1,444	16,744	29,790	46,534	6,868	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	1,838	4,578	4,483	9,061	1,025	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	233	1,893	11,827	13,720	2,573	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	347	8,544	27,348	35,892	5,985	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	313	6,613	10,732	17,345	2,413	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	1,172	10,175	13,813	23,988	3,295	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	4,690	13,765	36,080	49,845	8,479	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	1,126	—	58,662	58,662	23,530	2014	(a)	40 years
Shops at Grand Ave Queens, NY	—	20,264	33,131	1,966	20,264	35,097	55,361	7,502	2014	(a)	40 years
201 Needham Street Newton, MA	—	4,550	4,459	110	4,550	4,569	9,119	1,000	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	5,956	26,386	124,731	151,117	24,771	2015	(a)	40 years
163 Highland Avenue Needham, MA	7,689	12,679	11,213	(107)	12,529	11,256	23,785	2,355	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	559	4,838	15,133	19,971	2,717	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	705	—	7,051	7,051	1,811	2015	(a)	40 years
991 Madison Avenue Manhattan, NY	—	—	76,965	(75,370)	—	1,595	1,595	631	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	663	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,394	2,739	2,746	486	2,739	3,232	5,971	636	2016	(a)	40 years
State & Washington Chicago, IL	22,051	3,907	70,943	6,225	3,907	77,168	81,075	13,094	2016	(a)	40 years
151 N. State Street Chicago, IL	12,570	1,941	25,529	—	1,941	25,529	27,470	4,095	2016	(a)	40 years
North & Kingsbury Chicago, IL	10,891	18,731	16,292	3,066	18,731	19,358	38,089	3,068	2016	(a)	40 years
Sullivan Center Chicago, IL	50,000	13,443	137,327	1,590	13,443	138,917	152,360	22,243	2016	(a)	40 years
California & Armitage Chicago, IL	2,243	6,770	2,292	98	6,770	2,390	9,160	405	2016	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2022
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
555 9th Street San Francisco, CA	60,000	75,591	73,268	869	75,591	74,137	149,728	11,468	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	626	8,100	31,847	39,947	4,445	2017	(a)	40 years
613-623 W. Diversey Chicago, IL	—	10,061	2,773	11,717	10,061	14,490	24,551	4,303	2018	(c)	40 years
51 Greene Street Manhattan, NY	—	4,488	8,992	100	4,488	9,092	13,580	870	2019	(a)	40 years
53 Greene Street Manhattan, NY	—	3,605	12,177	2	3,605	12,179	15,784	1,142	2019	(a)	40 years
41 Greene Street Manhattan, NY	—	6,276	9,582	—	6,276	9,582	15,858	858	2019	(a)	40 years
47 Greene Street Manhattan, NY	—	6,265	16,758	6	6,265	16,764	23,029	1,432	2019	(a)	40 years
849 W Armitage Chicago, IL	—	837	2,731	—	837	2,731	3,568	239	2019	(a)	40 years
912 W Armitage Chicago, IL	—	982	2,868	183	982	3,051	4,033	267	2019	(a)	40 years
Melrose Place Collection Los Angeles, CA	—	20,490	26,788	—	20,490	26,788	47,278	2,128	2019	(a)	40 years
45 Greene Street Manhattan, NY	—	2,903	8,487	288	2,903	8,775	11,678	713	2019	(a)	40 years
565 Broadway Manhattan, NY	—	—	22,491	1,123	—	23,614	23,614	1,747	2019	(a)	40 years
907 W Armitage Chicago, IL	—	700	2,081	—	700	2,081	2,781	175	2019	(a)	40 years
37 Greene Street Manhattan, NY	—	6,721	9,119	—	6,721	9,119	15,840	684	2020	(a)	40 years
917 W Armitage Chicago, IL	—	901	2,368	—	901	2,368	3,269	187	2020	(a)	40 years
Brandywine Town Center Wilmington, DE	—	15,632	101,861	7,855	15,632	109,716	125,348	8,421	2020	(a)	40 years
1324 14th Street Washington, D.C.	—	728	3,044	—	728	3,044	3,772	76	2021	(a)	40 years
1526 14th Street Washington, D.C.	—	1,377	6,964	—	1,377	6,964	8,341	174	2021	(a)	40 years
1529 14th Street Washington, D.C.	—	1,485	10,411	—	1,485	10,411	11,896	260	2021	(a)	40 years
121 Spring St Manhattan, NY	—	5,380	31,707	—	5,380	31,707	37,087	793	2022	(a)	40 years
8833 Beverly Blvd West Hollywood, CA	—	14,423	8,314	—	14,423	8,314	22,737	174	2022	(a)	40 years
Williamsburg Portfolio Brooklyn, NY	—	31,500	60,720	1,856	31,500	62,576	94,076	1,280	2022	(a)	40 years
Henderson Portfolio Dallas, TX	—	27,086	41,823	255	27,086	42,078	69,164	918	2022	(a)	40 years
Fund II:
City Point Brooklyn, NY	133,655	—	100,316	529,026	—	629,342	629,342	115,052	2007	(c)	40 years
Fund III:
640 Broadway Manhattan, NY	35,970	27,831	27,291	572	27,831	27,863	55,694	639	2012	(a)	40 years
Fund IV:
210 Bowery Manhattan, NY	—	1,875	5,625	(6,490)	518	492	1,010	192	2012	(c)	40 years
27 E. 61st Street Manhattan, NY	15,002	4,813	14,438	1,658	3,523	17,386	20,909	2,707	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	-	7,391	20,176	338	7,391	20,514	27,905	4,356	2014	(a)	40 years
1035 Third Avenue Manhattan, NY	7,473	12,759	37,431	5,842	14,100	41,932	56,032	9,494	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	16,725	4,178	28,470	(4,885)	2,922	24,841	27,763	3,842	2015	(c)	40 years
2208-2216 Fillmore Street San Francisco, CA	5,397	3,027	6,376	205	3,027	6,581	9,608	1,192	2015	(a)	40 years
2207 Fillmore Street San Francisco, CA	1,120	1,498	1,735	125	1,498	1,860	3,358	355	2015	(a)	40 years
146 Geary St. San Francisco, CA	19,338	9,500	28,500	(12,896)	5,243	19,861	25,104	1,608	2015	(a)	40 years
1964 Union Street San Francisco, CA	1,381	563	1,688	2,071	563	3,759	4,322	499	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	5,855	1,041	10,905	182	1,041	11,087	12,128	1,967	2016	(a)	40 years
717 N. Michigan Chicago, IL	5,796	8,675	4,235	(2,744)	6,847	3,319	10,166	104	2016	(a)	40 years
18 E. Broughton St. Savannah, GA	1,515	609	1,513	57	609	1,570	2,179	168	2018	(a)	40 years
20 E. Broughton St. Savannah, GA	989	588	937	12	588	949	1,537	102	2018	(a)	40 years
25 E. Broughton St. Savannah, GA	3,117	1,324	2,459	364	1,324	2,823	4,147	392	2018	(a)	40 years
109 W. Broughton St. Savannah, GA	6,341	2,343	6,560	351	2,343	6,911	9,254	752	2018	(a)	40 years
204-206 W. Broughton St. Savannah, GA	892	547	439	47	547	486	1,033	61	2018	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Amount at Which Carried at December 31, 2022
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared
216-218 W. Broughton St. Savannah, GA	2,612	1,160	2,736	2,031	1,160	4,767	5,927	631	2018	(a)	40 years
220 W. Broughton St. Savannah, GA	1,827	619	1,799	985	619	2,784	3,403	387	2018	(a)	40 years
223 W. Broughton St. Savannah, GA	892	465	688	33	465	721	1,186	77	2018	(a)	40 years
226-228 W. Broughton St. Savannah, GA	-	660	1,900	34	660	1,934	2,594	210	2018	(a)	40 years
309/311 W. Broughton St. Savannah, GA	2,300	1,160	2,695	30	1,160	2,725	3,885	287	2018	(a)	40 years
230-240 W. Broughton St. Savannah, GA	4,955	2,185	9,597	6	2,185	9,603	11,788	621	2020	(a)	40 years
102 E. Broughton St. Savannah, GA	—	—	514	—	—	514	514	33	2020	(a)	40 years
Fund V:
Plaza Santa Fe Santa Fe, NM	22,893	—	28,214	1,402	—	29,616	29,616	4,657	2017	(a)	40 years
Hickory Ridge Hickory, NC	28,351	7,852	29,998	4,877	7,852	34,875	42,727	5,746	2017	(a)	40 years
New Towne Plaza Canton, MI	14,716	5,040	17,391	587	4,719	18,299	23,018	2,910	2017	(a)	40 years
Fairlane Green Allen Park, MI	32,877	18,121	37,143	3,174	18,121	40,317	58,438	5,424	2017	(a)	40 years
Trussville Promenade Birmingham, AL	28,831	7,587	34,285	50	7,587	34,335	41,922	4,518	2018	(a)	40 years
Elk Grove Commons Elk Grove, CA	40,990	6,204	48,008	1,766	6,204	49,774	55,978	5,790	2018	(a)	40 years
Hiram Pavilion Hiram, GA	28,341	13,029	25,446	557	13,029	26,003	39,032	3,537	2018	(a)	40 years
Palm Coast Landing Palm Coast, FL	26,409	7,066	27,299	433	7,066	27,732	34,798	3,134	2019	(a)	40 years
Lincoln Commons Lincoln, RI	38,722	14,429	34,417	4,876	14,429	39,293	53,722	3,994	2019	(a)	40 years
Landstown Commons Virginia Beach, VA	60,743	10,222	69,005	4,116	10,222	73,121	83,343	6,647	2019	(a)	40 years
Canton Marketplace Canton, GA	31,801	11,883	34,902	1,187	11,883	36,089	47,972	1,350	2021	(a)	40 years
Monroe Marketplace Selinsgrove, PA	29,150	8,755	35,452	406	8,755	35,858	44,613	1,482	2021	(a)	40 years
Midstate Mall East Brunswick, NJ	42,400	13,062	43,290	463	13,062	43,753	56,815	1,543	2021	(a)	40 years

Real Estate Under Development	42,703	95,588	31,205	57,809	95,588	89,014	184,602	—
Debt of Assets Held for Sale	—	—	—	—	—	—	—	—
Unamortized Loan Costs	(7,621)	—	—	—	—	—	—	—
Unamortized Premium	343	—	—	—	—	—	—	—
Total	$928,639	$929,089	$2,534,857	$789,064	$913,390	$3,339,620	$4,253,010	$725,143

Notes:

1.
Depreciation on buildings and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.
2.
The aggregate gross cost of property included above for Federal income tax purposes was approximately $4.4 billion as of December 31, 2022.

The following table reconciles the activity for real estate properties from January 1, 2020 to December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021	2020

Balance at beginning of year	$4,071,607	$4,011,326	$3,960,411
Improvements and other	50,696	32,070	71,409
Property acquisitions	234,557	172,558	19,109
Property dispositions or held for sale assets	(125,933)	(134,422)	(19,659)
Right-of-use assets - finance leases obtained and reclassified	—	—	(76,965)
Capital lease reclassified as Right-of-use assets - finance lease	—	—	—
Consolidation of previously unconsolidated investments	55,394	—	129,863
Impairment charges	(33,311)	(9,925)	(72,842)
Balance at end of year	$4,253,010	$4,071,607	$4,011,326

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

The following table reconciles accumulated depreciation from January 1, 2020 to December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021	2020

Balance at beginning of year	$648,461	$573,364	$478,991
Depreciation related to real estate	98,414	90,456	101,849
Property dispositions or held for sale assets	(21,732)	(15,359)	(939)
Right-of-use assets - finance leases reclassified	—	—	(6,537)
Balance at end of year	$725,143	$648,461	$573,364

ACADIA REALTY TRUST

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2022

(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2022
First Mortgage Loan	6.00%	4/1/2020	$17,810	$17,801
Mezzanine Loan	9.25%	1/9/2024	54,000	54,000
First Mortgage Loan	6.56%	9/17/2024	43,000	42,000
Other	4.65%	4/12/2026	6,000	6,000
Mezzanine Loan	8.00%	12/11/2027	5,000	5,000
Total			$125,810	124,801
Allowance for credit loss				(898)
Net carrying amount of notes receivable				$123,903

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2020 to December 31, 2022 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2022	2021	2020

Balance at beginning of year	$159,638	$102,100	$114,943
Additions	—	58,000	59,585
Repayments	(29,531)	—	—
Conversion of OP Units	—	(462)	—
Conversion to real estate through receipt of deed or through foreclosure	(5,306)	—	(72,428)
Total	$124,801	$159,638	$102,100

Allowance for credit loss	(898)	(5,752)	(1,218)
Balance at end of year	$123,903	$153,886	$100,882

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which also appears in this Item 9A.

Acadia Realty Trust

Rye, New York

March 1, 2023

Remediation Efforts of Prior Year Material Weakness

We disclosed a material weakness in our internal control over financial reporting in our Form 10-K for the year ended December 31, 2021. During 2022, we implemented new and enhanced existing internal controls, related to evaluating the accounting treatment of less-than-wholly-owned investments to remediate the material weakness.

As a result of the remediation efforts, we have concluded that the material weakness has been remediated as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2022, other than the remediation of the material weakness described above, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees

Acadia Realty Trust

Rye, New York

Opinion on Internal Control over Financial Reporting

We have audited Acadia Realty Trust’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules, and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

New York, New York

March 1, 2023

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Report from our definitive proxy statement relating to our 2023 annual meeting of shareholders (our “2023 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2023.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2023 Proxy Statement is incorporated herein by reference:

•
“PROPOSAL 1 — ELECTION OF TRUSTEES”
•
“MANAGEMENT”
•
“DELINQUENT SECTION 16(a) REPORTS”

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2023 Proxy Statement is incorporated herein by reference:

•
“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•
“COMPENSATION DISCUSSION AND ANALYSIS”
•
“BOARD OF TRUSTEES COMPENSATION”
•
“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2023 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Report under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2023 Proxy Statement is incorporated herein by reference:

•
“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•
“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2023 Proxy Statement is incorporated herein by reference.

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

5.

For the year ended December 31, 2022, 840 N. Michigan Avenue is considered a significant subsidiary of the Company based upon reaching certain income thresholds per the SEC Regulation S-X Rule 3-09. As such, the Company has included audited financial statements of 840 N. Michigan Avenue as Exhibit 99.3 to this annual report on Form 10-K. Additionally, the Company’s Equity in earnings of unconsolidated affiliates from 840 N. Michigan Avenue for the year ended December 31, 2022, exceeded 10% of the Company’s income from continuing operations per the SEC Regulation S-X Rule 4-08(g). As the Company has included separate audited financial statements for the investee in its annual report, it has not separately disclosed the summarized financial information of the investee.

6.	Exhibits: See index of exhibits below and incorporated herein by reference.

The following is an index to all exhibits including (i) those filed with this Report and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

3.1	Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
3.7	Sixth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filing on July 28, 2017.
3.8	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017.
3.9	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2022.
4.1	Description of Acadia Realty Trust Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith
10.1*	Acadia Realty Trust 2020 Share Incentive Plan	Incorporated by reference to page 63 of the Company’s 2020 Definitive Proxy Statement filed with the SEC on March 24, 2020.

10.2*	Description of Long-Term Investment Alignment Program	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009.

10.3*	Amended and Restated Employment Agreement between the Company and Kenneth F. Bernstein	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.

Exhibit No.	Description	Method of Filing
10.4*

Form of Second Amended and Restated Severance Agreement, effective as of February 26, 2018, with each of: John Gottfried, Executive Vice President and Chief Financial Officer; Jason Blacksberg, Executive Vice President, Chief Legal Officer and Secretary; and Joseph M. Napolitano, Senior Vice President and Chief Administrative Officer

Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.5*	Form of 2018 Long-Term Incentive Plan Award Agreement (time- and performance-based)	Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.6*	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
10.7*	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
10.8*	Form of 2018 Long-Term Incentive Plan Award Agreement (Time-Based Only)	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
10.9	Form of Long-Term Incentive Plan Award Agreement (Time-Based Only) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
10.10	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
10.11	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (SVP/EVP)	Filed herewith
10.12	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (Chief Executive Officer)	Filed herewith
10.13

Second Amended and Restated Credit Agreement dated as of June 29, 2021, by and among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, Truist Bank, and PNC Bank, National Association, as syndication agents, BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Bank and PNC Capital Markets LLC, as joint lead arrangers and the lenders party thereto

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021.
10.14

First Amendment to the Second Amended and Restated Credit Agreement dated as of March 3, 2022, by and among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, the Lenders and L/C Issuers from time to time party thereto, and Bank of America, N.A., as administrative agent

Filed herewith
10.15

Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 21, 2022, by and among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, the Lenders and L/C Issuers from time to time

Filed herewith

party thereto, and Bank of America, N.A., as administrative agent
10.16

Credit Agreement dated as of April 6, 2022, by and among Acadia Realty Trust, Acadia Realty Limited Partnership, Bank of America, N.A., as administrative agent, BofA Securities, Inc., as sole lead arranger and sole bookrunner and the lenders party thereto

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2022.
Exhibit No.	Description	Method of Filing
21	List of Subsidiaries of Acadia Realty Trust	Filed herewith
23.1	Consent of Registered Public Accounting Firm	Filed herewith
23.2	Consent of Registered Public Accounting Firm - 840 North Michigan Avenue, Tenant-in-Common Interests	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Amended and Restated Agreement of Limited Partnership Agreement dated July 23, 2019	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
99.2	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership	Incorporated by reference to Exhibit 10.1(C) to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.
99.3	840 North Michigan Avenue, Tenant-in-Common Interests Combined Financial Statements for the Years Ended December 31, 2022 and 2021 and Independent Auditor’s Report	Filed herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith


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

Dated: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 1, 2023
(Kenneth F. Bernstein)

/s/ John Gottfried	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2023
(John Gottfried)

/s/ Richard Hartmann	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
(Richard Hartmann)

/s/ Douglas Crocker II	Trustee	March 1, 2023
(Douglas Crocker II)

/s/ Mark A. Denien	Trustee	March 1, 2023
(Mark A. Denien)

/s/ Lorrence T. Kellar	Trustee	March 1, 2023
(Lorrence T. Kellar)

/s/ Kenneth A. McIntyre	Trustee	March 1, 2023
(Kenneth A. McIntyre)

/s/ William T. Spitz	Trustee	March 1, 2023
(William T. Spitz)

/s/ Lynn Thurber	Trustee	March 1, 2023
(Lynn Thurber)

/s/ Lee S. Wielansky	Trustee	March 1, 2023
(Lee S. Wielansky)

/s/ Hope B. Woodhouse	Trustee	March 1, 2023
(Hope B. Woodhouse)

/s/ C. David Zoba	Trustee	March 1, 2023
(C. David Zoba)