Form 10-Q
period 2023-03-31
ACADIA REALTY TRUST
filed 2023-05-05
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023 there were 95,212,325 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) the economic, political and social impact of, and uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”) or future pandemics, including its impact on our tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and rising inflation; (iii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iv) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (v) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (vi) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vii) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (viii) our ability to obtain the financial results expected from our development and redevelopment projects; (ix) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (x) our potential liability for environmental matters; (xi) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (REIT) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts; and (xvii) the risk that our restatement of certain of our previously issued consolidated financial statements or material weaknesses in internal controls could negatively affect investor confidence and raise reputational issues.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and other periodic or current reports the Company files with the SEC, including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations with regard thereto or changes in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2023	2022
ASSETS	(Unaudited)
Investments in real estate, at cost
Operating real estate, net	$3,401,368	$3,343,265
Real estate under development	117,914	184,602
Net investments in real estate	3,519,282	3,527,867
Notes receivable, net	123,967	123,903
Investments in and advances to unconsolidated affiliates	191,552	291,156
Other assets, net	200,430	229,591
Right-of-use assets - operating leases, net	36,379	37,281
Cash and cash equivalents	17,125	17,158
Restricted cash	14,257	15,063
Marketable securities	34,227	—
Rents receivable, net	45,934	49,506
Assets of properties held for sale	11,057	11,057
Total assets (a)	$4,194,210	$4,302,582

LIABILITIES
Mortgage and other notes payable, net	$926,918	$928,639
Unsecured notes payable, net	647,101	696,134
Unsecured line of credit	172,587	168,287
Accounts payable and other liabilities	191,837	196,491
Lease liability - operating leases, net	34,361	35,271
Dividends and distributions payable	18,498	18,395
Distributions in excess of income from, and investments in, unconsolidated affiliates	9,376	10,505
Total liabilities (a)	2,000,678	2,053,722
Commitments and contingencies
Redeemable noncontrolling interests	63,269	67,664
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 95,207,514 and 95,120,773 shares, respectively	95	95
Additional paid-in capital	1,945,157	1,945,322
Accumulated other comprehensive income	30,003	46,817
Distributions in excess of accumulated earnings	(304,173)	(300,402)
Total Acadia shareholders’ equity	1,671,082	1,691,832
Noncontrolling interests	459,181	489,364
Total equity	2,130,263	2,181,196
Total liabilities, equity and redeemable noncontrolling interests	$4,194,210	$4,302,582

(a)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the "Operating Partnership"), which is a consolidated variable interest entity ("VIE") (Note 15). The consolidated balance sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,532.5 million and $1,466.4 million of Operating real estate, net; $61.8 million and $129.9 million of Real estate under development; $109.1 million and $210.9 million of Investments in and advances to unconsolidated affiliates; $87.6 million and $98.7 million of Other assets, net; $2.4 million and $2.5 million of Right-of-use assets - operating leases, net; $13.7 million and $13.3 million of Cash and cash equivalents; $14.2 million and $15.0 million of Restricted cash; $16.6 million and $17.9 million of Rents receivable, net; $759.9 million and $761.2 million of Mortgage and other notes payable, net; $1.8 million and $51.2 million of Unsecured notes payable, net; $98.7 million and $95.4 million of Accounts payable and other liabilities; $2.5 million and $2.7 million of Lease liability- operating leases, net as of March 31, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands except per share amounts)	2023	2022
Revenues
Rental income	$80,737	$79,467
Other	1,102	2,040
Total revenues	81,839	81,507
Operating expenses
Depreciation and amortization	33,173	33,713
General and administrative	9,946	11,937
Real estate taxes	11,479	11,280
Property operating	15,133	13,350
Total operating expenses	69,731	70,280

Gain on disposition of properties	—	28,815
Operating income	12,108	40,042
Equity in earnings of unconsolidated affiliates	29	3,130
Interest and other income	4,818	2,935
Realized and unrealized holding gains on investments and other	26,757	15,730
Interest expense	(21,587)	(17,925)
Income from continuing operations before income taxes	22,125	43,912
Income tax (provision) benefit	(123)	185
Net income	22,002	44,097
Net loss attributable to redeemable noncontrolling interests	2,075	—
Net income attributable to noncontrolling interests	(10,717)	(27,259)
Net income attributable to Acadia	$13,360	$16,838

Basic income per share	$0.14	$0.18
Diluted income per share	$0.14	$0.18

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022

Net income	$22,002	$44,097
Other comprehensive (loss) income:
Unrealized (loss) gain on valuation of swap agreements	(15,242)	35,734
Reclassification of realized interest on swap agreements	(6,553)	5,049
Other comprehensive (loss) income	(21,795)	40,783
Comprehensive income	207	84,880
Comprehensive loss attributable to redeemable noncontrolling interests	2,075	—
Comprehensive income attributable to noncontrolling interests	(5,736)	(37,552)
Comprehensive (loss) income attributable to Acadia	$(3,454)	$47,328

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2023 and 2022

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2023	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	37	—	631	—	—	631	(631)	—	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,131)	(17,131)	(1,343)	(18,474)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,320)
Employee and trustee stock compensation, net	50	—	988	—	—	988	3,897	4,885	—
Noncontrolling interest distributions	—	—	—	—	—	—	(70,868)	(70,868)	—
Noncontrolling interest contributions	—	—	—	—	—	—	31,242	31,242	—
Comprehensive income (loss)	—	—	—	(16,814)	13,360	(3,454)	5,736	2,282	(2,075)
Reallocation of noncontrolling interests	—	—	(1,784)	—	—	(1,784)	1,784	—	—
Balance at March 31, 2023	95,208	$95	$1,945,157	$30,003	$(304,173)	$1,671,082	$459,181	$2,130,263	$63,269

Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	36	—	572	—	—	572	(572)	—	—
Issuance of Common Shares, net	5,151	5	111,511	—	—	111,516	—	111,516	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)		—	—	—	(17,011)	(17,011)	(1,283)	(18,294)	—
Employee and trustee stock compensation, net	17	1	430	—	—	431	3,389	3,820	—
Noncontrolling interest distributions	—	—	—	—	—	—	(22,780)	(22,780)	—
Noncontrolling interest contributions	—	—	—	—	—	—	99,129	99,129	—
Comprehensive income	—	—	—	30,490	16,838	47,328	37,552	84,880	—
Reallocation of noncontrolling interests	—	—	(2,836)	—	—	(2,836)	2,836	—	—
Balance at March 31, 2022	94,508	$95	$1,864,060	$(5,724)	$(196,818)	$1,661,613	$746,593	$2,408,206	$—

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,002	$44,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,173	33,713
Gain on disposition of properties and other investments	—	(30,288)
Net unrealized holding losses (gains) on investments	2,059	(13,763)
Stock compensation expense	4,885	3,820
Straight-line rents	(767)	(3,076)
Equity in earnings of unconsolidated affiliates	(29)	(3,130)
Distributions of operating income from unconsolidated affiliates	1,097	2,655
Adjustments to straight-line rent reserves	473	(1,350)
Amortization of financing costs	1,647	1,386
Non-cash lease expense	901	858
Adjustments to allowance for credit loss	326	(1,134)
Other, net	(1,568)	(1,432)
Changes in assets and liabilities:
Rents receivable	3,562	3,283
Other liabilities	(1,281)	(1,567)
Accounts payable and accrued expenses	(6,256)	(8,564)
Prepaid expenses and other assets	118	1,858
Lease liability - operating leases	(910)	(823)
Net cash provided by operating activities	59,432	26,543
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	—	(159,599)
Proceeds from the disposition of properties and other investments, net	—	116,619
Investments in and advances to unconsolidated affiliates and other	(24,911)	(95,898)
Development, construction and property improvement costs	(12,529)	(7,931)
Refund (payment) of deposits for properties under purchase contract	930	(3,650)
Change in control of previously unconsolidated affiliate	—	3,592
Return of capital from unconsolidated affiliates and other	35,406	2,602
Payment of deferred leasing costs	(2,508)	(1,264)
Acquisition of investment interests	—	(4,527)
Net cash used in investing activities	(3,612)	(150,056)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	43,309	279,139
Principal payments on unsecured debt	(88,395)	(227,140)
Proceeds from the sale of Common Shares	—	111,516
Capital contributions from noncontrolling interests	31,242	99,129
Principal payments on mortgage and other notes	(2,196)	(81,743)
Distributions to noncontrolling interests	(22,999)	(23,819)
Dividends paid to Common Shareholders	(17,122)	(13,396)
Proceeds received from mortgage and other notes	—	307
Deferred financing and other costs	(498)	(13)
Net cash (used in) provided by financing activities	(56,659)	143,980
(Decrease) increase in cash and restricted cash	(839)	20,467
Cash of $17,158 and $17,746 and restricted cash of $15,063 and $9,813, respectively, beginning of period	32,221	27,559
Cash of $17,125 and $36,151 and restricted cash of $14,257 and $11,875, respectively, end of period	$31,382	$48,026

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $1,928 and $623 respectively	$23,107	$11,882
Cash paid for income taxes, net of (refunds)	$123	$(185)

Supplemental disclosure of non-cash investing and financing activities
Distribution declared and payable on April 14, 2023 and April 14, 2022, respectively	$18,351	$18,172
Assumption of accounts payable and accrued expenses through acquisition of real estate	$—	$1,904
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$2,307	$—
Distributions to noncontrolling interests of marketable securities	$49,117	$—
Reclassification of investment in unconsolidated affiliate to marketable securities	$32,745	$—

Change in control of previously unconsolidated investment
Increase in real estate	$—	$(55,791)
Increase in mortgage notes payable	—	35,970
Decrease in investments in and advances to unconsolidated affiliates	—	17,822
Decrease in notes receivable	—	5,306
Decrease in reserve on note receivable	—	(4,582)
Decrease in accrued interest on notes receivable	—	4,691
Change in other assets and liabilities	—	176
Increase in cash and restricted cash upon change of control	$—	$3,592

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust, a Maryland real estate investment trust (collectively with its consolidated subsidiaries, the “Company”), is a fully-integrated equity REIT focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2023 and December 31, 2022, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2023, the Company has ownership interests in 149 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 51 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 200 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018) and Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2023 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of March 31, 2023 (b, c)
Fund II and Mervyns II (c,d)	6/2004	61.67%	$557.3	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	221.4
Fund V	8/2016	20.10%	387.0	133.0	20.10%	6%	94.4

a)
Amount represents the current economic ownership at March 31, 2023, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
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
d)
During August 2020, a recallable distribution of $15.7 million was made by Mervyns II to its investors, of which $4.5 million was the Company’s share. During 2021 and 2022, Mervyns II recalled $11.9 million and $3.8 million, respectively, of the $15.7 million, of which the Company's share is $3.4 million and $1.2 million, respectively. In January 2023, following the expiration of the lock-up period, Mervyns II distributed the 2.5 million shares of its investment in Albertsons to its partners; the Company directly owns 1.6 million shares (Note 4, Note 8).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Segments

At March 31, 2023, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

These interim consolidated financial statements should be read in conjunction with the Company’s 2022 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01 Reference Rate Reform (Topic 848) which modifies ASC 848, which was intended to provide relief related to “contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company has elected the optional practical expedient under ASU 2020-04 and 2021-01, which allows entities to account for the modification as if the modification was not substantial. As a result, the implementation of this guidance did not have an effect on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848). The guidance in this update defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments are effective for all entities in scope upon issuance of the ASU. The Company plans to transition all variable rate loans currently indexed to LIBOR to SOFR or another applicable benchmark index and will apply the relief based Topic 848 in line with the sunset date.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Economic and Other Considerations

In response to the rising rate of inflation the United States Federal Reserve Board (the “Federal Reserve”) has steadily increased interest rates, and may continue to increase interest rates throughout the year and into 2024, until the rate of inflation begins to decrease. These increases in interest rates could adversely impact the business and financial results of the Company and its tenants. In addition to the rising rate of inflation, slower economic growth and the potential for a recession could have an adverse effect on the Company and its tenants. This could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties, real estate asset values and cash flows. Except for increased interest costs, the Company has not experienced any material negative impacts at this time and the Company intends to actively manage its business to respond to the ongoing economic and social impact from such events, and will assess its properties for any impairment indicators.

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	March 31,	December 31,
	2023	2022

Land	$881,717	$817,802
Buildings and improvements	2,995,451	2,987,594
Tenant improvements	235,442	216,899
Construction in progress	13,299	21,027
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	4,150,995	4,068,408
Less: Accumulated depreciation and amortization	(749,627)	(725,143)
Operating real estate, net	3,401,368	3,343,265
Real estate under development	117,914	184,602
Net investments in real estate	$3,519,282	$3,527,867

Acquisitions and Foreclosure

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company acquired (through purchase, investment or foreclosure) the following consolidated retail properties and other real estate investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
2023 Acquisitions
None

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

a)
The Williamsburg Collection entity is a variable interest entity and the Company consolidates the entity because it is the entity's primary beneficiary (Note 15). The Company invested $2.8 million in its 49.99% equity interest and, through a separate lending subsidiary, provided a $64.1 million first mortgage loan and a $30.9 million mezzanine loan to subsidiaries of the venture (such equity and loans have been eliminated in consolidation). Pursuant to the entity’s operating agreement, the venture partner has a one-time right to put its 50.01% interest in the entity (the "Williamsburg NCI", which is further described in Note 10) to the Company for fair value at a future date. Given the preferred rate of return of the Company embedded in its equity interests and the accruing debt senior to the equity, the Company did not attribute

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

any initial redemption value to the Williamsburg NCI and recognized a bargain purchase gain of $1.2 million, which is included in Realized and unrealized holding gains on investments and other in the consolidated statements of income.
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

For the year ended December 31, 2022, the Company capitalized $1.2 million of acquisition costs in connection with the 2022 Acquisitions and Foreclosure. In addition, during the year ended December 31, 2022, the Company expensed $2.0 million of acquisition costs related to the Williamsburg Portfolio (including a $1.5 million acquisition fee paid to an affiliate of a joint venture partner), consistent with the application of transaction costs in a business combination (Note 10). Acquisition costs that were expensed are included in General and administrative expenses in the consolidated statements of income. During the year ended December 31, 2022, the Company assumed a $36.0 million mortgage with the consolidation of 640 Broadway (Note 7).

Purchase Price Allocations

The purchase prices for the 2022 Acquisitions and Foreclosure were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the periods presented (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2023	2022
Net Assets Acquired
Land	$—	$119,898
Buildings and improvements	—	168,862
Acquisition-related intangible assets (Note 6)	—	29,016
Accounts receivable, prepaids and other assets	—	4,077
Accounts payable and other liabilities	—	(661)
Acquisition-related intangible liabilities (Note 6)	—	(14,126)
Net assets acquired	$—	$307,066

Consideration
Cash	$—	$242,633
Carrying value of note receivable exchanged in foreclosure (Note 3)	—	5,416
Existing interest in previously unconsolidated investment (Note 4)	—	17,822
Debt assumed	—	35,970
Liabilities assumed	—	4,062
Total consideration	—	305,903
Gain on bargain purchase	—	1,163
	$—	$307,066

The Company determines the fair value of the individual components of income producing real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during 2022 is as follows:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	2023		2022
	Low	High	Low	High
Exit Capitalization Rate	—	—	4.25%	7.25%
Annual net rental rate per square foot on acquired buildings	$—	$—	$20.00	$825.00
Annual net rental rate per square foot on acquired ground lease	$—	$—	$—	$—

The estimate of the portion of the "as-if vacant" value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

Dispositions

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company disposed of the following consolidated properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2023 Dispositions
None

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

The aggregate rental revenue, expenses and pre-tax income reported within continuing operations for the aforementioned consolidated properties that were sold as well as the lease that was terminated (Note 11) during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$—	$3,240
Expenses	—	(2,209)
Gain on disposition of properties	—	28,815
Net income attributable to noncontrolling interests	—	(22,724)
Net income attributable to Acadia	$—	$7,122

Properties Held for Sale

At March 31, 2023, the Company had one property under contract for sale with assets totaling $11.1 million, which was probable of disposition. The property was classified as "held for sale" on the Company's consolidated balance sheets at March 31, 2023 and December 31, 2022. The Company has received $2.6 million of non-refundable deposits under the sales contract, which is recorded in Other liabilities on the Company's consolidated balance sheets.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2023		Three Months Ended March 31, 2023			March 31, 2023
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$54,817	$—	$1,393	$—	2	$56,210
Fund II	—	34,072	—	1,107	—	—	35,179
Fund III	1	25,798	—	727	—	1	26,525
Fund IV (a)	1	69,915	—	—	69,915	—	—
Total	4	$184,602	$—	$3,227	$69,915	3	$117,914

a)
Transfers out include $69.9 million related to one Fund IV property that was transferred out of development.

	January 1, 2022		Year Ended December 31, 2022			December 31, 2022
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value

Core	—	$42,517	$9,610	$2,690	$—	2	$54,817
Fund II (a)	—	35,125	—	503	1,556	—	34,072
Fund III	1	24,296	—	1,502	—	1	25,798
Fund IV (b)	1	101,835	—	215	32,135	1	69,915
Total	2	$203,773	$9,610	$4,910	$33,691	4	$184,602

a)
Transfers out include $1.6 million related to a portion of one Fund II property that was transferred out of development.
b)
Transfers out include $13.4 million related to a portion of one Fund IV property that was transferred out of development and an impairment charge totaling $18.7 million on one Fund IV development property (Note 8).

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At March 31, 2023, consolidated development projects included: portions of the Henderson Portfolio for the Core Portfolio and Broad Hollow Commons at Fund III. In addition, at March 31, 2023, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue.

During the three months ended March 31, 2023, the Company placed the remainder of one Fund IV property, 717 N. Michigan Avenue, into service.

At December 31, 2022, consolidated development projects included: portions of the Henderson Portfolio for the Core Portfolio, Broad Hollow Commons at Fund III, and a portion of 717 N. Michigan Avenue at Fund IV. In addition, at December 31, 2022, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue. During the year ended December 31, 2022, the Company:

•
placed a portion of one Fund IV property, 717 N. Michigan Avenue, into service in the first quarter;
•
placed a portion of one Fund II property, City Point, into service in the fourth quarter; and
•
placed two Core properties in the Henderson Portfolio into development in the second quarter.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2023
Description	2023	2022	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$124,801	$124,801	5	Apr 2020 - Dec 2027	4.65% - 10.00%
Allowance for credit loss	(834)	(898)
Notes receivable, net	$123,967	$123,903	5

a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million at March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023, the Company decreased its allowance for credit loss of approximately $0.1 million. The Company also received payment on a bridge loan and funded additional proceeds on a loan to an unconsolidated venture as part of its investments in and advances to unconsolidated affiliates (Note 4).

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
•
originated a new loan to other Fund II investors of $65.9 million in the third quarter, which is presented in redeemable noncontrolling interests on the Company's consolidated balance sheets (Note 10);
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
•
Fund V made a bridge loan to an unconsolidated venture for $52.0 million during the first quarter, which was repaid during the second quarter. Additionally, Fund V made a bridge loan to an unconsolidated venture for $31.7 million during the third quarter, which is presented in investments in and advances to unconsolidated affiliates, net of an allowance for credit loss. The loan has a stated interest rate of 8.0%, matures on February 6, 2023 and is collateralized by the Shoppes at South Hills property. The loan was repaid during the first quarter of 2023 (Note 4);
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

Default

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at March 31, 2023 and December 31, 2022. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value at March 31, 2023 and December 31, 2022.

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

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, the Company did not elect the collateral-dependent CECL practical expedient for three of its loans with a total amortized cost of $114.5 million, inclusive of accrued interest of $13.5 million, for which an allowance for credit losses has been recorded aggregating $0.8 million at March 31, 2023. For two loans in this portfolio, aggregating $27.9 million, inclusive of accrued interest of $4.1 million at March 31, 2023, the Company has elected to apply the practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at March 31, 2023, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

		Ownership Interest	March 31,	December 31,
Portfolio	Property	March 31, 2023	2023	2022

Core:	Renaissance Portfolio	20%	$28,975	$28,755
	Gotham Plaza	49%	30,293	30,112
	Georgetown Portfolio (a)	50%	4,101	4,048
	1238 Wisconsin Avenue (a, b)	80%	16,223	14,502
			79,592	77,417

Mervyns II:	KLA/ABS (c)	36.7%	—	85,403

Fund IV:	Fund IV Other Portfolio	98.57%	7,344	7,914
	650 Bald Hill Road	90%	9,721	10,203
	Paramus Plaza	50%	807	936
			17,872	19,053

Fund V:	Family Center at Riverdale (d)	89.42%	4,574	4,995
	Tri-City Plaza	90%	7,665	8,422
	Frederick County Acquisitions	90%	11,510	12,240
	Wood Ridge Plaza	90%	12,295	12,751
	La Frontera Village	90%	20,078	20,803
	Shoppes at South Hills (e)	90%	13,189	44,677
	Mohawk Commons	90%	20,158	775
			89,469	104,663

Various:	Due from (to) Related Parties		277	305
	Other (f)		4,342	4,315
	Investments in and advances to unconsolidated affiliates		$191,552	$291,156

Core:	Crossroads (g)	49%	$8,750	$8,832
	840 N. Michigan Avenue (d, g)	88.43%	$626	$1,673
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$9,376	$10,505

a)
Represents a VIE for which the Company is not the primary beneficiary (Note 15).
b)
Includes a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of March 31, 2023 and December 31, 2022 the note receivable from a related party had a balance of $9.6 million and $7.5 million, net of CECL allowance of $0.1 million, and $0.1 million, respectively. The loan is collateralized by the venture members' equity interest in the entity that holds the 1238 Wisconsin development property, bears interest at Prime + 1.0% subject to a 4.5% floor, and matures on December 28, 2023. Interest is recognized over the life of the loan.
c)
At December 31, 2022, Mervyns II had an effective indirect ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons Companies Inc. ("Albertsons"), which is accounted for at fair value (Note 8). Mervyns II distributed the shares to its investors upon expiration of the lock-up agreement in January 2023, as further described below.
d)
Represents a tenancy-in-common interest.
e)
At December 31, 2022, includes a $31.7 million bridge loan from the Company to the venture that holds the property in its investment in Shoppes at South Hills. During the first quarter of 2023 the bridge loan was repaid, as further described below.
f)
Includes cost-method investments in Storage Post, Fifth Wall, and other investments.
g)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2023, the Company:

•
funded $2.0 million of a $12.8 million construction loan commitment to the 1238 Wisconsin venture;
•
through Fund V, acquired a 90% interest in a venture for $20.2 million, which acquired Mohawk Commons, a shopping center located in Schenectady, New York for $62.1 million. In addition, on January 27, 2023, the Mohawk Commons venture entered into a $39.7 million mortgage loan;
•
through Fund V, received payment on a bridge loan from the Shoppes at South Hills venture for $31.7 million which matured in February 2023. Upon maturity of the bridge loan, the venture entered into a $36.0 million mortgage loan, of which $31.8 million was funded at closing.
•
received cash dividends from its investment in Albertsons totaling $28.5 million on January 20, 2023, of which the Company's share was $11.3 million. The Company has reflected the dividend income as Realized and unrealized holding gains on investments and other within its consolidated statements of income. Additionally, the lock-up period, which restricted the transfer or sale of shares, expired on January 24, 2023, and 4.1 million shares of Albertsons were distributed to the individual investors as a non-cash distribution. The Company now owns 1.6 million shares of Albertsons directly as a result of the distribution, which are presented as Marketable securities on the Company's consolidated balance sheets and are accounted for at fair value (Note 8).

During the year ended December 31, 2022, the Company:

•
through Fund V, acquired a 90% interest in a venture for $15.9 million, which acquired Shoppes at South Hills, a shopping center located in Poughkeepsie, New York for $47.6 million. In addition, Fund V made a bridge loan to the entity for $31.7 million, which was subsequently repaid in the first quarter of 2023 (Note 3);
•
recorded an impairment charge of $50.8 million related to its 840 N. Michigan Avenue investment during the third quarter, which is included in Equity in (losses) earnings of unconsolidated affiliates in the consolidated statements of income, reflecting management’s estimate of fair value at that date;
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
•
through Fund III, sold its investment in Self Storage Management for $6.0 million and recognized its proportionate gain of $1.5 million during the first quarter, which is included in Realized and unrealized holding (losses) gains on investments and other in the consolidated statements of income;
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million for each of the three months ended March 31, 2023 and 2022, respectively, which are included in Other revenues in the consolidated statements of income.

In addition, the Company's joint ventures paid to certain unaffiliated partners of its joint ventures $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of March 31, 2023, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	March 31,	December 31,
	2023	2022
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$706,731	$650,997
Real estate under development	18,676	17,359
Other assets	140,052	127,070
Total assets	$865,459	$795,426
Liabilities and partners’ equity:
Mortgage notes payable	$683,601	$609,923
Other liabilities	100,757	96,532
Partners’ equity	81,101	88,971
Total liabilities and partners’ equity	$865,459	$795,426

Company's share of accumulated equity	$122,188	$131,878
Basis differential	52,566	52,813
Deferred fees, net of portion related to the Company's interest	2,803	5,937
Amounts receivable/payable by the Company	277	305
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	177,834	190,933
Investments carried at fair value or cost	4,342	89,718
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	9,376	10,505
Investments in and advances to unconsolidated affiliates	$191,552	$291,156

	Three Months Ended March 31,
	2023	2022
Combined and Condensed Statements of Operations
Total revenues	$28,218	$23,118
Operating and other expenses	(8,632)	(7,258)
Interest expense	(9,233)	(4,739)
Depreciation and amortization	(8,901)	(5,911)
Net income attributable to unconsolidated affiliates	$1,452	$5,210

Company’s share of equity in net income of unconsolidated affiliates	$276	$3,383
Basis differential amortization	(247)	(253)
Company’s equity in earnings of unconsolidated affiliates	$29	$3,130

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	March 31,	December 31,
(in thousands)	2023	2022
Other Assets, Net:
Lease intangibles, net (Note 6)	$94,600	$102,374
Derivative financial instruments (Note 8)	35,867	54,902
Deferred charges, net (a)	29,568	28,478
Accrued interest receivable (Note 3)	19,922	18,082
Prepaid expenses	12,358	15,872
Due from seller	3,036	3,036
Income taxes receivable	1,906	1,876
Deposits	711	1,624
Corporate assets, net	1,200	1,287
Other receivables	1,262	2,060
	$200,430	$229,591

(a) Deferred Charges, Net:
Deferred leasing and other costs (a)	$66,646	$63,920
Deferred financing costs related to line of credit	9,494	9,494
	76,140	73,414
Accumulated amortization	(46,572)	(44,936)
Deferred charges, net	$29,568	$28,478

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$76,313	$78,416
Accounts payable and accrued expenses	57,216	59,922
Deferred income	33,132	34,503
Tenant security deposits, escrow and other	16,877	16,582
Lease liability - finance leases, net (Note 11)	7,128	7,022
Derivative financial instruments (Note 8)	1,171	46
	$191,837	$196,491

a)
Effective January 1, 2023, the Company implemented compensation plans for its internal leasing representatives to adopt a commission structure paid in connection with new, renewal, and modified leases. At March 31, 2023, deferred leasing and other costs include direct and incremental capitalized internal leasing commissions incurred in connection with executed lease agreements, which are amortized on a straight-line basis over the terms of the related leases.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Lease Intangibles

Upon acquisitions of real estate (Note 2), the Company assesses the relative fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below-market leases, including below-market options and acquired in-place leases) and assumed liabilities. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the consolidated balance sheets and summarized as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$301,556	$(213,228)	$88,328	$301,556	$(205,951)	$95,605
Above-market rent	24,064	(17,792)	6,272	24,064	(17,295)	6,769
	$325,620	$(231,020)	$94,600	$325,620	$(223,246)	$102,374

Amortizable Intangible Liabilities
Below-market rent	$(176,253)	$100,271	$(75,982)	$(176,253)	$98,182	$(78,071)
Above-market ground lease	(671)	340	(331)	(671)	326	(345)
	$(176,924)	$100,611	$(76,313)	$(176,924)	$98,508	$(78,416)

During the three months ended March 31, 2023, the Company did not have any acquisitions of real estate or acquired lease intangibles.

During the year ended December 31, 2022, the Company:

•
acquired in-place lease intangible assets of $28.2 million, above-market rents of $0.8 million, and below-market rents of $14.1 million with weighted-average useful lives of 6.4, 6.9, and 11.4 years, respectively (Note 2);
•
wrote-off in-place lease intangible assets of $1.5 million and below-market rent of $2.1 million, of which the Company's share was $0.5 million and $0.5 million, respectively, related to disposed properties (Note 2); and
•
accelerated amortization related to in-place lease intangible assets of $0.2 million and below-market rents of $5.5 million, of which the Company's share was $0.1 million and $5.4 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2023 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense	Net (Expense) Income
2023 (Remainder)	$4,277	$(17,964)	$44	$(13,643)
2024	5,565	(17,995)	58	(12,372)
2025	5,140	(13,059)	58	(7,861)
2026	4,900	(10,658)	58	(5,700)
2027	4,736	(8,457)	58	(3,663)
Thereafter	45,092	(20,195)	55	24,952
Total	$69,710	$(88,328)	$331	$(18,287)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at (a)			Carrying Value at
	March 31,	December 31,	Maturity Date at	March 31,	December 31,
	2023	2022	March 31, 2023	2023	2022
Mortgages Payable
Core Mortgages Payable	3.99%-5.89%	3.88%-5.89%	Feb 2024 - Apr 2035	$193,344	$193,838
Fund II Mortgages Payable	SOFR+2.61%	SOFR+2.61%	Aug 2025	133,655	133,655
Fund III Mortgages Payable	SOFR+3.35%	SOFR+3.35%	Jul 2023	35,970	35,970
Fund IV Mortgages and Other Notes Payable (b)	LIBOR+2.25%-LIBOR+3.65%	LIBOR+2.25%-LIBOR+3.65%	Apr 2023 - Jun 2026	146,091	146,230
Total Fund V Mortgages Payable	SOFR + 1.61% to SOFR + 2.76%	LIBOR + 1.85% - SOFR + 2.76%	May 2023 - Nov 2026	424,662	426,224
Net unamortized debt issuance costs				(7,121)	(7,621)
Unamortized premium				317	343
Total Mortgages Payable				$926,918	$928,639

Unsecured Notes Payable
Core Unsecured Term Loans	3.72%-5.24%	3.74%-5.11%	Jun 2026 - Jul 2029	$650,000	$650,000
Fund V Subscription Facility	SOFR+1.86%	SOFR+1.86%	May 2023	1,824	51,210
Net unamortized debt issuance costs				(4,723)	(5,076)
Total Unsecured Notes Payable				$647,101	$696,134

Unsecured Line of Credit
Total Unsecured Line of Credit	SOFR+1.50%	SOFR+1.50%	Jun 2025	$172,587	$168,287

Total Debt (c)(d)				$1,758,133	$1,805,414
Net unamortized debt issuance costs				(11,844)	(12,697)
Unamortized premium				317	343
Total Indebtedness				$1,746,606	$1,793,060

a)
At March 31, 2023, the stated rates ranged from 4.53% for Core variable-rate debt; SOFR + 2.61% for Fund II variable-rate debt; SOFR + 3.35% for Fund III variable-rate debt; LIBOR + 2.25% to LIBOR + 3.65% for Fund IV variable-rate debt; SOFR + 1.61% to SOFR + 2.76% for Fund V variable-rate debt; 3.72%-5.24% for Core variable-rate unsecured term loans; and SOFR + 1.50% for Core variable-rate unsecured lines of credit.
b)
Includes the outstanding balance on the Fund IV secured bridge facility of $39.2 million at each of March 31, 2023 and December 31, 2022.
c)
Includes $1,207.5 million and $1,264.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
d)
Includes $144.5 million and $103.8 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented.

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

The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans, as described above (Note 8).

Mortgages and Other Notes Payable

During the three months ended March 31, 2023, the Company (amounts represent balances at the time of transactions):

•
extended two Fund mortgages totaling $58.0 million (excluding principal reductions of $0.2 million); and
•
made scheduled principal payments totaling $2.0 million.

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
•
refinanced a Core loan in the third quarter with an outstanding balance of $25.4 million with a new loan of $26.0 million at an interest rate of 4.00% maturing July 10, 2027;
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

connection with the sale of a property during the third quarter; repaid one Core mortgage of $10.3 million in connection with the sale of a property in the fourth quarter; and
•
made principal payments of $7.5 million and repaid $17.0 million on the Fund IV secured bridge facility.

At March 31, 2023 and December 31, 2022, the Company’s mortgages were collateralized by 32 and 31 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Operating Partnership has guaranteed up to $50.0 million related to the Fund II City Point mortgage loan. The Company is not in default on any of its loan agreements at March 31, 2023. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

Fund IV also has an outstanding balance and total available credit on its secured bridge facility of $39.2 million and $0.0 million, respectively, at March 31, 2023 and December 31, 2022. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility.

Unsecured Notes Payable

Unsecured notes payable at March 31, 2023 and December 31, 2022 are comprised of the following:

•
The outstanding balance of the Term Loan was $400.0 million at each of March 31, 2023 and December 31, 2022.
•
The outstanding balance of the $175.0 Million Term Loan was $175.0 million at each of March 31, 2023 and December 31, 2022.
•
The outstanding balance of the $75.0 Million Term Loan was $75.0 million at each of March 31, 2023 and December 31, 2022.
•
Fund II refinanced its City Point debt in the third quarter of 2022 (Note 10).
•
Fund V has a $100.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. The outstanding balance and total available credit of the Fund V subscription line was $1.8 million and $91.2 million, respectively at March 31, 2023 reflecting outstanding letters of credit of $7.0 million. The outstanding balance and total available credit were $51.2 million and $41.8 million at December 31, 2022, respectively, reflecting outstanding letters of credit of $7.0 million.

Unsecured Revolving Line of Credit

At March 31, 2023 and December 31, 2022, the Company had a total of $127.4 million and $131.7 million available under its Revolver, reflecting borrowings of $172.6 million and $168.3 million, respectively, and no letters of credit outstanding.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (Remainder)	$288,658
2024	251,476
2025	413,292
2026	436,444
2027	202,354
Thereafter	165,909
1,758,133
Unamortized premium	317
Net unamortized debt issuance costs	(11,844)
Total indebtedness	$1,746,606

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of March 31, 2023 of $1.8 million contractually due in the remainder of 2023 for which the Company has available options to extend by up to 12 months. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Marketable Equity Securities — The Company has an investment in marketable equity securities of Albertsons, which has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment (Note 4).

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2023 or December 31, 2022.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	35,867	—	—	54,902	—
Marketable equity securities	34,227	—	—	85,403	—	—
Liabilities
Derivative financial instruments	—	(1,171)	—	—	(46)	—

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Marketable Equity Securities

In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company directly owns 1.6 million shares of Albertsons at March 31, 2023. The shares are included in marketable securities on the Company's consolidated balance sheets at fair value, with the net unrealized gains or losses reported in net income. Through Mervyns II, the Company recognized mark-to-market loss on its marketable equity securities of $2.5 million and mark-to-market gain on its marketable equity securities of $12.6 million for the three months ended March 31, 2023 and 2022, which is included in Realized and unrealized holding gains on investments and other on the Company's consolidated statements of income.

The Company recognized dividend income from marketable securities of $28.5 million and $0.5 million on a consolidated basis, of which the Company's share was $11.4 million and $0.1 million, for the three months ended March 31, 2023 and 2022, respectively, which is included in Realized and unrealized holding gains on investments and other on the Company's consolidated statements of income.

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

The Company did not recognize any impairments during the three months ended March 31, 2023. During 2022, the Company reduced its holding period and intended use, and projected operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

					Impairment Charge
Property and Location	Owner	Triggering Event	Level 3 Inputs	Effective Date	Total	Acadia's Share

2023 Impairment Charges
None

2022 Impairment Charges
146 Geary Street, San Francisco, CA	Fund IV	Reduced projected operating income	Projections of: holding period, net operating income, cap rate, incremental costs	Sept 30, 2022	$12,435	$2,875
717 N. Michigan Avenue, Chicago, IL	Fund IV	Reduced holding period and intended use	Offering price	Sept 30, 2022	20,876	4,827
Total 2022 Impairment Charges					$33,311	$7,702

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	March 31, 2023	December 31, 2022
Core
Interest Rate Swaps	$50,000	Dec 2022 - Apr 2023	Apr 2028 - Dec 2029	3.35%	—	3.61%	Other Liabilities	$(1,171)	$(46)
Interest Rate Swap	756,000	Mar 2015 - Jan 2023	Mar 2023 - Jul 2030	2.10%	—	3.05%	Other Assets	26,009	40,884
	$806,000							$24,838	$40,838

Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$53	$1,108

Fund III
Interest Rate Cap	$35,970	Jul 2022	Jul 2023	3.50%	—	3.50%	Other Assets	$137	$232

Fund IV
Interest Rate Caps	$76,338	Jul 2021 - Dec 2022	Jul 2023 - Dec 2023	3.00%	—	3.50%	Other Assets	$793	$1,093

Fund V
Interest Rate Swaps	$301,459	Nov 2019- Jan 2023	Jun 2023- Dec 2027	1.14%	—	3.36%	Other Assets	$8,490	$11,585
Interest Rate Cap	40,665	Jan 2023	Jan 2024	3.64%	—	3.64%	Other Assets	385	—
	$342,124							$8,875	$11,585

Total asset derivatives								$35,867	$54,902
Total liability derivatives								$(1,171)	$(46)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $25.0 million included in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense within the next twelve months. As of March 31, 2023 and December 31, 2022, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		March 31, 2023		December 31, 2022
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$123,967	$122,094	$123,903	$122,716
City Point Loan (a)	3	65,945	66,398	65,945	65,856
Mortgage and Other Notes Payable (a)	3	933,722	914,099	935,917	906,348
Investment in non-traded equity securities (b)	3	4,187	4,824	4,160	5,593
Unsecured notes payable and Unsecured line of credit (c)	2	824,411	823,167	869,497	868,399

(a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and interest rate risk. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 5.01% to 13.66% for the Company's notes receivable and City Point Loan, and 6.27% to 10.82% for the Company's mortgage and other notes payable, depending on the attributes of the specific loans.
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at March 31, 2023.
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

Commitments and Guaranties

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $48.3 million and $39.1 million as of March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, the Company had Core and Fund letters of credit outstanding of $7.0 million (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the three months ended March 31, 2023:

•
The Company withheld 3,251 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense in connection with Restricted Shares and Units (Note 13) totaling $2.9 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the year ended December 31, 2022:

•
The Company withheld 3,235 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $7.4 million in connection with Restricted Shares and Units (Note 13).

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the first quarter of 2022. The Company sold 5,150,832 Common Shares under its ATM Program during the three months ended March 31, 2022 generating $115.6 million of gross proceeds and $111.5 million of net proceeds after related issuance costs at a weighted-average price per share of $22.44 and $21.65, respectively. No such sales were made during the three months ended March 31, 2023. The Company did not sell or issue any Common Shares on a forward basis for the three months ended March 31, 2023 or the year ended December 31, 2022 and at March 31, 2023 had approximately $222.3 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the three months ended March 31, 2023 or 2022. Under the share repurchase program $122.5 million remains available as of March 31, 2023.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

February 15, 2022	$0.18	March 31, 2022	April 14, 2022
May 4, 2022	$0.18	June 30, 2022	July 15, 2022
August 10, 2022	$0.18	September 30, 2022	October 14, 2022
November 9, 2022	$0.18	December 30, 2022	January 13, 2023
January 17, 2023	$0.18	March 31, 2023	April 14, 2023

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

Acadia's Share
Balance at January 1, 2023	$46,817

Other comprehensive loss before reclassifications - swap agreements	(15,242)
Reclassification of realized interest on swap agreements	(6,553)
Net current period other comprehensive loss	(21,795)
Net current period other comprehensive loss attributable to redeemable noncontrolling interests	—
Net current period other comprehensive loss attributable to noncontrolling interests	4,981
Balance at March 31, 2023	$30,003

Balance at January 1, 2022	$(36,214)

Other comprehensive income before reclassifications - swap agreements	35,734
Reclassification of realized interest on swap agreements	5,049
Net current period other comprehensive income	40,783
Net current period other comprehensive income attributable to noncontrolling interests	(10,293)
Balance at March 31, 2022	$(5,724)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2023	$99,554	$389,810	$489,364	$67,664
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,343)	—	(1,343)
Net income (loss) for the three months ended March 31, 2023	917	9,800	10,717	(2,075)
Conversion of 37,393 Common OP Units to Common Shares by limited partners of the Operating Partnership	(631)	—	(631)	—
Other comprehensive loss - unrealized gain on valuation of swap agreements	(914)	(1,347)	(2,261)	—
Reclassification of realized interest expense on swap agreements	(45)	(2,675)	(2,720)	—
City Point Loan accrued interest	—	—	—	(2,320)
Noncontrolling interest contributions	—	31,242	31,242	—
Noncontrolling interest distributions	—	(70,868)	(70,868)	—
Employee Long-term Incentive Plan Unit Awards	3,897	—	3,897	—
Reallocation of noncontrolling interests (d)	1,784	—	1,784	—
Balance at March 31, 2023	$103,219	$355,962	$459,181	$63,269

Balance at January 1, 2022	$94,120	$534,202	$628,322	$—
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,283)	—	(1,283)	—
Net income for the three months ended March 31, 2022	1,121	26,138	27,259	—
Conversion of 35,606 Common OP Units to Common Shares by limited partners of the Operating Partnership	(572)	—	(572)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	1,698	6,929	8,627	—
Reclassification of realized interest expense on swap agreements	46	1,620	1,666	—
Noncontrolling interest contributions	—	99,129	99,129	—
Noncontrolling interest distributions	—	(22,780)	(22,780)	—
Employee Long-term Incentive Plan Unit Awards	3,389	—	3,389	—
Reallocation of noncontrolling interests (d)	2,836	—	2,836	—
Balance at March 31, 2022	$101,355	$645,238	$746,593	$—

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,864,074 and 3,076,849 Common OP Units at March 31, 2023 and 2022, respectively; (ii) 188 Series A Preferred OP Units at each of March 31, 2023 and 2022; (iii) 126,384 and 126,593 Series C Preferred OP Units at March 31, 2023 and 2022, respectively; and (iv) 4,313,047 and 3,705,353 LTIP units at March 31, 2023 and 2022, respectively, as discussed in 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and seven other subsidiaries.
(c)
Redeemable noncontrolling interests comprise third-party interest in Fund II as limited partners in this Fund have been granted put rights, as further described below.
(d)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preferred OP Units

There were no issuances of Preferred OP Units during the three months ended March 31, 2023 or the year ended December 31, 2022.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2023, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through March 31, 2023, 15,209 Series C Preferred OP Units were converted into 52,613 Common OP Units and then into Common Shares.

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022 (Note 2), the Company evaluated the Williamsburg Noncontrolling Interest ("NCI"), which represents the venture partner's one-time right to put its 50.01% interest in the property to the Company for redemption at fair value at a future date. As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. The Company is required to periodically evaluate the NCI and adjust it to redemption value. At March 31, 2023 and December 31, 2022, the Company determined that the fair value of the Williamsburg NCI was zero.

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

In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, at a future point in time beginning in August 2023 ("redemption value"). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as redeemable noncontrolling interests on the Company's consolidated balance sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum redemption value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the redemption value. The Company is required to periodically evaluate the maximum redemption amount of the NCI interest and recognize an increase in the carrying value of the City Point NCI if the redemption value exceeds the then current carrying value. At March 31, 2023 and December 31, 2022, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. During the three months ended March 31, 2023 and 2022, the Company earned $15.9 million and $14.7 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of income.

Reserve Analysis

The activity for the reserves related to billed rents and straight-line rents (including those under specific operating leases where the collection of rents is assessed to be not probable) is as follows:

	Three Months Ended March 31, 2023
		Specific Allowance
	Balance at Beginning of Period	Provision (Recovery), Net	Write-Offs	General Allowance	Balance at End of Period

Allowance for credit loss - billed rents	$18,828	$326	$(327)	$—	$18,827
Straight-line rent reserves	13,245	1,373	—	(900)	13,718
Total - credit losses and reserves	$32,073	$1,699	$(327)	$(900)	$32,545

As Lessee

During the three months ended March 31, 2023 and year ended December 31, 2022, there were no leasing transactions where the Company acted as lessee.

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended March 31,
	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$226	$226
Interest on lease liabilities	106	100
Subtotal	332	326
Operating lease cost	1,337	1,375
Variable lease cost	20	208
Total lease cost	$1,689	$1,909

Other Information
Weighted-average remaining lease term - finance leases (years)	31.8	32.5
Weighted-average remaining lease term - operating leases (years)	13.4	13.9
Weighted-average discount rate - finance leases	6.3%	6.3%
Weighted-average discount rate - operating leases	5.1%	5.1%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of March 31, 2023, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2023 (Remainder)	$172,208	$4,043	$—
2024	232,169	5,414	—
2025	203,078	5,329	—
2026	176,212	5,173	—
2027	152,308	4,373	—
Thereafter	633,427	20,066	12,549
	1,569,402	44,398	12,549
Interest	—	(10,037)	(5,421)
Total	$1,569,402	$34,361	$7,128

a)
Amount represents contractual lease maturities at March 31, 2023 including any extension options that management determined were reasonably certain of exercise.
b)
Minimum rental payments include $10.0 million of interest related to operating leases and $5.4 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

During the three months ended March 31, 2023 and 2022, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2023
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$49,796	$32,043	$—	$—	$81,839
Depreciation and amortization	(18,659)	(14,514)	—	—	(33,173)
Property operating expenses and real estate taxes	(16,109)	(10,503)	—	—	(26,612)
General and administrative expenses	—	—	—	(9,946)	(9,946)
Operating income	15,028	7,026	—	(9,946)	12,108
Interest and other income	—	—	4,818	—	4,818
Realized and unrealized holding gains on investments and other	1,482	24,995	280	—	26,757
Equity in earnings (losses) of unconsolidated affiliates	1,800	(1,771)	—	—	29
Interest expense	(10,670)	(10,917)	—	—	(21,587)
Income tax provision	—	—	—	(123)	(123)
Net income	7,640	19,333	5,098	(10,069)	22,002
Net loss attributable to redeemable noncontrolling interests	—	2,075	—	—	2,075
Net income attributable to noncontrolling interests	(923)	(9,794)	—	—	(10,717)
Net income attributable to Acadia	$6,717	$11,614	$5,098	$(10,069)	$13,360

Real estate at cost (a)	$2,604,244	$1,664,665	$—	$—	$4,268,909
Total assets (a)	$2,568,946	$1,501,297	$123,967	$—	$4,194,210
Cash paid for acquisition of real estate	$—	$—	$—	$—	$—
Cash paid for development and property improvement costs	$6,686	$5,843	$—	$—	$12,529

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of or for the Three Months Ended March 31, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$48,350	$33,157	$—	$—	$81,507
Depreciation and amortization	(17,675)	(16,038)	—	—	(33,713)
Property operating expenses and real estate taxes	(14,639)	(9,991)	—	—	(24,630)
General and administrative expenses	—	—	—	(11,937)	(11,937)
Gain on disposition of properties	—	28,815	—	—	28,815
Operating income	16,036	35,943	—	(11,937)	40,042
Interest and other income	—	—	2,935	—	2,935
Realized and unrealized holding gains on investments and other	1,163	14,567	—	—	15,730
Equity in earnings of unconsolidated affiliates	1,617	1,513	—	—	3,130
Interest expense	(7,597)	(10,328)	—	—	(17,925)
Income tax benefit	—	—	—	185	185
Net income	11,219	41,695	2,935	(11,752)	44,097
Net income attributable to noncontrolling interests	(1,121)	(26,138)	—	—	(27,259)
Net income attributable to Acadia	$10,098	$15,557	$2,935	$(11,752)	$16,838

Real estate at cost (a)	$2,511,417	$1,757,058	$—	$—	$4,268,475
Total assets (a)	$2,398,426	$1,944,594	$153,161	$—	$4,496,181
Cash paid for acquisition of real estate	$159,599	$—	$—	$—	$159,599
Cash paid for development and property improvement costs	$3,752	$4,179	$—	$—	$7,931

a)
Real estate at cost and total assets for the Funds segment include $670.8 million and $657.9 million, or $275.1 million and $191.1 million net of noncontrolling interests, related to Fund II’s City Point property at March 31, 2023 and 2022, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

In March and May of 2020, respectively, the Board and the Company’s shareholders, approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the number of Common Shares authorized for issuance by 2,650,000 shares to an aggregate of 2,829,953 shares. On March 22, 2023 and May 4, 2023, respectively, the Board and the Company’s shareholders approved the Amended and Restated 2020 Share Incentive Plan (the "Amended and Restated 2020 Plan") which further increased the number of Common Shares authorized for issuance by 3,100,000 to an aggregate of 3,883,564 shares (Note 16). The 2020 Plan and the Amended and Restated 2020 Plan authorize the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. At March 31, 2023 a total of 783,564 shares remained available to be issued under the 2020 Plan.

Restricted Shares and LTIP Units - Employees

During the three months ended March 31, 2023, and the year ended December 31, 2022, the Company issued 739,734 and 603,267 LTIP Units and 22,314 and 15,878 restricted share units (“Restricted Share Units”), respectively, to employees of the Company pursuant to the 2020 Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

•
A portion of these annual equity awards is granted in performance-based Restricted Share Units or LTIP Units that may be earned based on the Company’s attainment of specified relative total shareholder returns (“Relative TSR”) hurdles or specified same-property net operating income growth ("Absolute SSNOI Growth").
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
•
Fifty percent (50%) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three-year forward-looking performance period relative to the constituents of the National Association of Real Estate Investment Trusts

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(“NAREIT”) Shopping Center Property Subsector and twenty five percent (25%) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the NAREIT Retail Property Sector (both on a non-weighted basis).
•
Twenty five percent (25%) of the performance-based LTIP Units will vest based on the Company's same-property net operating income ("SSNOI") growth for the three-year forward-looking performance period. If the Company achieves annualized SSNOI growth between 2% and 3%, the Absolute SSNOI Growth vesting percentage is determined using a straight-line linear interpolation between 50% and 100% and in the event that the Company achieves annualized SSNOI growth between 3% and 4%, the Absolute SSNOI Growth vesting percentage is determined using a straight-line linear interpolation between 100% and 200%.
•
If the Company’s performance fails to achieve the aforementioned hurdles at the culmination of the three-year performance period, all performance-based shares will be forfeited. Any earned performance-based shares vest 60% at the end of the performance period, with the remaining 40% of shares vesting ratably over the next two years.

For valuation of the 2023 and 2022 Performance Shares, a Monte Carlo simulation was used to estimate the fair values of the Relative TSR portion based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (48.0% and 49.0%) and risk-free interest rates of (4.3% and 1.7%) for 2023 and 2022, respectively. The total fair value of the 2023 and 2022 Performance Shares will be expensed over the vesting period.

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $11.5 million for the three months ended March 31, 2023 and $13.1 million for the year ended December 31, 2022. Total long-term incentive compensation expense, including the expense related to the 2020 Plan, was $2.9 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, and is recorded in General and administrative in the consolidated statements of income.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the 2020 Plan. During the three months ended March 31, 2023, the Company issued 2,433 Restricted Shares as compensation to a new Trustee of the Company. These Restricted Shares vest over three years with 33% vesting May 9, 2023 and the remaining amount vesting ratably on May 9, 2024 and May 9, 2025. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the 2020 Plan, was $0.6 million for the three months ended March 31, 2023 and $0.4 million for the three months ended March 31, 2022, and is recorded in General and administrative in the consolidated statements of income.

Long-Term Investment Alignment Program

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 18.0% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of March 31, 2023 or December 31, 2022.

The Company did not recognize any compensation expense related to the Program for the three months ended March 31, 2023. During the year ended December 31, 2022, the Company recognized compensation expense related to the Program of $0.4 million and $0.1 million for Funds III and V, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2021	89,746	$16.87	1,415,195	$20.85
Granted	45,813	20.98	637,818	21.04
Vested	(40,894)	19.75	(309,283)	22.86
Forfeited	(1,930)	31.82	(278,332)	31.16
Unvested at December 31, 2022	92,735	17.31	1,465,398	18.59
Granted	22,314	15.38	739,734	15.08
Vested	(11,036)	21.41	(313,720)	20.53
Forfeited	(2,050)	33.24	(91,604)	30.96
Unvested at March 31, 2023	101,963	$16.13	1,799,808	$16.15

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2023 and the year ended December 31, 2022 were $15.09 and $21.04, respectively. As of March 31, 2023, there was $23.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Restricted Shares that vested during the three months ended March 31, 2023 and the year ended December 31, 2022, was $0.2 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the three months ended March 31, 2023 and the year ended December 31, 2022, was $6.4 million and $7.1 million, respectively.

Other Plans

On a combined basis, the Company incurred a total of $0.2 million and $0.1 million of compensation expense related to the following employee benefit plans for the three months ended March 31, 2023 and 2022, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 2,837 and 1,460 Common Shares were purchased by employees under the Purchase Plan for the three months ended March 31, 2023 and 2022, respectively, and 185,806 shares remained available to be issued under the Purchase Plan.

Deferred Share Plan

The Company maintains a Trustee Deferral and Distribution Election program, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $22,500, for the year ending December 31, 2023.

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

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of Restricted Share Units issued under the Company’s 2020 Plan (Note 13). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Numerator:
Net income attributable to Acadia	$13,360	$16,838
Less: earnings attributable to unvested participating securities	(243)	(204)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$13,117	$16,634

Denominator:
Weighted average shares for basic earnings per share	95,189,490	93,285,565
Effect of dilutive securities:
Series A Preferred OP Units	—	25,067
Employee unvested restricted shares	—	24,468
Denominator for diluted earnings per share	95,189,490	93,335,100

Basic earnings per Common Share from continuing operations attributable to Acadia	$0.14	$0.18
Diluted earnings per Common Share from continuing operations attributable to Acadia	$0.14	$0.18

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	—
Series A Preferred OP Units - Common share equivalent	25,067	—

Series C Preferred OP Units	126,384	126,593
Series C Preferred OP Units - Common share equivalent	438,831	439,556
Restricted shares	78,060	—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. Variable Interest Entities

Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which the Company is the primary beneficiary. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. As of March 31, 2023 and December 31, 2022, the Operating Partnership held interests in the Funds and two consolidated entities owning properties that were determined to be VIEs in which the Company is the primary beneficiary as it has (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance, and (ii) the obligation to absorb the entity's losses or receive benefits from the entity that could potentially be significant to the entity.

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

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, the assets and liabilities on the consolidated balance sheets represent the assets and liabilities of the Operating Partnership. As of March 31, 2023 and December 31, 2022, the consolidated balance sheets include the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(dollars in thousands)	March 31, 2023	December 31, 2022
VIE ASSETS
Operating real estate, net	$1,532,531	$1,466,381
Real estate under development	61,811	129,888
Investments in and advances to unconsolidated affiliates	109,106	210,922
Other assets, net	87,587	98,675
Right-of-use assets - operating leases, net	2,431	2,535
Cash and cash equivalents	13,745	13,330
Restricted cash	14,183	14,995
Rents receivable, net	16,552	17,915
Total VIE assets (a)	$1,837,946	$1,954,641

VIE LIABILITIES
Mortgage and other notes payable, net	$759,926	$761,166
Unsecured notes payable, net	1,839	51,202
Accounts payable and other liabilities	98,716	95,385
Lease liability - operating leases, net	2,548	2,657
Total VIE liabilities (a)	$863,029	$910,410
(a)
At March 31, 2023 and December 31, 2022, includes total VIE assets of $678.9 million and $678.1 million, respectively, and total VIE liabilities of $206.6 million and $200.4 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 7). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

The Company also holds variable interest in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary (Note 4). The Company's involvement with such entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss is limited to the amount of the Company's equity investment in these VIEs, except with regard to the Company's remaining $3.2 million construction commitment related to its investment in 1238 Wisconsin. The Company's aggregate investment in the unconsolidated VIEs assets was $43.0 million and $41.5 million at March 31, 2023 and December 31, 2022, respectively. The Company's aggregate investment in unconsolidated VIE liabilities was $50.4 million and $49.2 million at March 31, 2023 and December 31, 2022, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

16. Subsequent Events

Financing Activities

On April 28, 2023, Fund IV refinanced a property mortgage with an outstanding balance of $14.6 million with a new mortgage of $16.5 million and extended the maturity date.

On May 1, 2023, Fund V modified its subscription line and extended the maturity date to November 1, 2023.

On May 1, 2023, Fund IV repaid a property mortgage with an outstanding balance of $31.9 million using proceeds from the Fund V subscription line.

On May 4, 2023, the Amended and Restated 2020 Plan was approved by the Company's shareholders, which increased the number of Common Shares authorized for issuance by 3,100,000 shares to an aggregate of 3,883,564 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 2023, we own or have an ownership interest in 200 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at March 31, 2023 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	3	36	590,347	85.0%
New York Metro	—	29	394,371	92.4%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Dallas Metro	2	14	121,203	84.5%
Washington DC Metro	1	31	344,469	83.6%
Boston Metro	—	1	1,050	100.0%
Suburban	2	26	4,005,860	94.1%
Total Core Portfolio	10	139	5,481,057	92.2%
Acadia Share of Total Core Portfolio	10	139	5,120,168	92.8%

Fund Portfolio:
Fund II	—	1	536,329	66.3%
Fund III	1	1	4,637	91.6%
Fund IV	1	26	696,627	88.6%
Fund V	—	21	7,120,324	92.3%
Total Fund Portfolio	2	49	8,357,917	90.3%
Acadia Share of Total Fund Portfolio	2	49	1,824,599	87.6%

Total Core and Funds	12	188	13,838,974	91.0%
Acadia Share of Total Core and Funds	12	188	6,944,767	91.4%

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2023

Investments

During the three months ended March 31, 2023, Fund V acquired one unconsolidated property, Mohawk Commons, located in Schenectady, New York, for $62.1 million, inclusive of transaction costs (Note 4).

On January 20, 2023, through Mervyns II we received a special cash dividend of $28.2 million from our investment in Albertsons, of which our share was $11.3 million. Additionally, following the expiration of the lock-up period and distribution of 2.5 million shares of Albertsons to our partners, we directly own 1.6 million shares of Albertsons (Note 4, Note 8).

Financing Activity

During the three months ended March 31, 2023, we (Note 7):

•
extended two Fund mortgages totaling $58.0 million (excluding principal reductions of $0.2 million);
•
through Fund V, entered into one new mortgage at an unconsolidated property for $39.7 million, and refinanced a $36.0 million mortgage loan at an unconsolidated property; and
•
made scheduled principal payments of $2.0 million.

We also repaid one Fund mortgage at a property for $31.9 million using proceeds from the Fund V subscription line, which was extended for six months, and refinanced one Fund mortgage at a property for $14.6 million with a new mortgage of $16.5 million (Note 16);

Structured Financing Investments

During the three months ended March 31, 2023, we funded $2.0 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4). Through Fund V, we refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition with the aforementioned $36.0 million mortgage loan at an unconsolidated property.

Economic and Other Considerations

The year ended December 31, 2022 and quarter ended March 31, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as LIBOR, SOFR and the Prime Rate and cost of borrowing. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. We also continue to see consumer confidence and we expect to continue to add value to our portfolio by executing on our current leasing momentum, our active development and redevelopment projects, and leasing pipeline. Except for increased interest costs, we have not experienced any material negative impacts at this time and we intend to actively manage our business to respond to the ongoing economic and social impact from such events.

On April 23, 2023, Bed Bath and Beyond, Inc. (”Bed Bath and Beyond”) filed Chapter 11 bankruptcy protection causing them to reject their leases at several of our properties. Bed Bath and Beyond’s leases represent two locations within our Core Portfolio and three locations in our Fund Portfolio, with aggregate GLA of 124,432 square feet and 59,391 square feet, representing 2.1% and 0.7% of Core and Fund GLA, respectively. During the quarter ended March 31, 2023, we signed a new 15-year lease for the entirety of Bed Bath and Beyond store at one of the locations in the Core Portfolio. While our exposure in the Fund portfolio is limited, and we have not experienced any material negative impacts at this time, the bankruptcy of any of our tenants, which may cause them to reject their leases, or not to renew their leases as they expire, could have an adverse effect on our cash flows or property values.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The results of operations by reportable segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	March 31, 2023				March 31, 2022				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$49.8	$32.0	$—	$81.8	$48.4	$33.2	$—	$81.5	$1.4	$(1.2)	$—	$0.3
Depreciation and amortization	(18.7)	(14.5)	—	(33.2)	(17.7)	(16.0)	—	(33.7)	1.0	(1.5)	—	(0.5)
Property operating expenses and real estate taxes	(16.1)	(10.5)	—	(26.6)	(14.6)	(10.0)	—	(24.6)	1.5	0.5	—	2.0
General and administrative expenses	—	—	—	(9.9)	—	—	—	(11.9)	—	—	—	(2.0)
Gain on disposition of properties	—	—	—	—	—	28.8	—	28.8	—	(28.8)	—	(28.8)
Operating income	15.0	7.0	—	12.1	16.0	35.9	—	40.0	(1.0)	(28.9)	—	(27.9)
Interest and other income	—	—	4.8	4.8	—	—	2.9	2.9	—	—	1.9	1.9
Realized and unrealized holding gains on investments and other	1.5	25.0	0.3	26.8	1.2	14.6	—	15.7	0.3	10.4	0.3	11.1
Equity in (losses) earnings of unconsolidated affiliates	1.8	(1.8)	—	—	1.6	1.5	—	3.1	0.2	(3.3)	—	(3.1)
Interest expense	(10.7)	(10.9)	—	(21.6)	(7.6)	(10.3)	—	(17.9)	3.1	0.6	—	3.7
Income tax (provision) benefit	—	—	—	(0.1)	—	—	—	0.2	—	—	—	(0.3)
Net income	7.6	19.3	5.1	22.0	11.2	41.7	2.9	44.1	(3.6)	(22.4)	2.2	(22.1)
Net loss attributable to redeemable noncontrolling interests	—	2.1	—	2.1	—	—	—	—	—	2.1	—	2.1
Net income attributable to noncontrolling interests	(0.9)	(9.8)	—	(10.7)	(1.1)	(26.1)	—	(27.3)	0.2	16.3	—	16.6
Net income attributable to Acadia	$6.7	$11.6	$5.1	$13.4	$10.1	$15.6	$2.9	$16.8	$(3.4)	$(4.0)	$2.2	$(3.4)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $3.4 million for the three months ended March 31, 2023 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $1.4 million for the three months ended March 31, 2023 compared to the prior year period primarily due to (i) a $2.5 million increase from Core Portfolio property acquisitions in 2022 (Note 2), and (ii) $1.1 million from lease up within the Core Portfolio. These increases were offset by (i) a $1.2 million credit loss benefit in 2022 related to the conversion of tenants from cash to accrual basis, and (ii) a $0.7 million increase in tenant credit loss in 2023.

Depreciation and amortization for our Core Portfolio increased $1.0 million for the three months ended March 31, 2023 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2022 (Note 2).

Property operating expenses and real estate taxes for our Core Portfolio increased $1.5 million for the three months ended March 31, 2023 compared to the prior year period primarily due to an increase in non-recurring repair and maintenance in 2023.

Interest expense for our Core Portfolio increased $3.1 million for the three months ended March 31, 2023 compared to the prior year period primarily due to higher average interest rates in 2023 (Note 7).

Funds (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $4.0 million for the three months ended March 31, 2023 compared to the prior year period as a result of the changes described below.

Revenues for the Funds decreased $1.2 million for the three months ended March 31, 2023 compared to the prior year period primarily due to (i) a $2.4 million decrease from Fund property dispositions in 2022 (Note 2), and (ii) a $0.5 million credit loss benefit related to the conversion of tenants from cash to accrual basis in 2022. These decreases were partially offset by an increase of a $1.8 million related to tenant lease up within the Funds in 2023.

Depreciation and amortization for the Funds decreased $1.5 million for the three months ended March 31, 2023 compared to the prior year period primarily due to Fund property dispositions in 2022.

Gain on disposition of properties for the Funds decreased $28.8 million for the three months ended March 31, 2023 compared to the prior year period due to the sale of Cortlandt Crossing at Fund III, Mayfair and Dauphin Plaza at Fund IV and New Towne parcel at Fund V in 2022 (Note 2).

Realized and unrealized holding gains on investments and other for the Funds increased $10.4 million for the three months ended March 31, 2023 compared to the prior year period primarily due to a $28.2 million increase in dividend income from Albertsons in 2023. This increase was offset by (i) a $12.6 million increase in the mark-to-market adjustment on the Investment in Albertsons in 2022, (ii) a $2.0 million decrease in the mark-to-market adjustment on the Investment in Albertsons in 2023, and (iii) a $1.4 million distribution from the Storage Post Management Company in 2022.

Equity in (losses) earnings of unconsolidated affiliates for the Funds decreased $3.3 million for the three months ended March 31, 2023 compared to the prior year period primarily due to new unconsolidated Fund acquisitions in 2022 and 2023 (Note 4).

Net loss attributable to redeemable noncontrolling interests for the Funds increased $2.1 million for the three months ended March 31, 2023 compared to the prior year period due to the City Point Loan in August 2022 (Note 10).

Net income attributable to noncontrolling interests for the Funds increased $16.3 million for the three months ended March 31, 2023 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $2.5 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively.

Structured Financing

Interest and other income for the Structured Financing portfolio increased $1.9 million for the three months ended March 31, 2023 compared to the prior year period primarily due to new loans issued during 2022 (Note 3).

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense decreased $2.0 million for the three months ended March 31, 2023 compared to the prior year period primarily due to $2.0 million related to acquisition costs incurred in the prior year but not in the current period (Note 2).

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Consolidated operating income	$12,108	$40,042
Add back:
General and administrative	9,946	11,937
Depreciation and amortization	33,173	33,713

Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(2,242)	(6,757)
Gain on disposition of properties	—	(28,815)
Consolidated NOI	52,985	50,120

Redeemable noncontrolling interest in consolidated NOI	(1,217)	—
Noncontrolling interest in consolidated NOI	(14,475)	(15,877)
Less: Operating Partnership's interest in Fund NOI included above	(5,037)	(3,844)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	3,959	3,641
NOI - Core Portfolio	$36,215	$34,040

a)
Includes straight-line rent reserves. See Note 11 for additional information about straight-line rent reserves and adjustments for the periods presented.
b)
Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties that we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended March 31,
	2023	2022
Core Portfolio NOI	$36,215	$34,040
Less properties excluded from Same-Property NOI	(8,031)	(7,688)
Same-Property NOI	$28,184	$26,352

Percent change from prior year period	7.0%

Components of Same-Property NOI:
Same-Property Revenues	$40,808	$38,467
Same-Property Operating Expenses	(12,624)	(12,115)
Same-Property NOI	$28,184	$26,352

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

	Three Months Ended March 31, 2023
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	17	17
GLA commencing	54,551	54,551
New base rent	$31.44	$32.88
Expiring base rent	$28.61	$26.89
Percent growth in base rent	9.9%	22.3%
Average cost per square foot (a)	$2.54	$2.54
Weighted average lease term (years)	4.8	4.8

(a) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance due to its widespread acceptance and use within the REIT investor and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its RCP investments, such as Albertsons) in FFO. A reconciliation of net (loss) income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022

Net income attributable to Acadia	$13,360	$16,838

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	26,444	24,313
Gain on disposition of properties (net of noncontrolling interests' share)	—	(6,876)
Income attributable to Common OP Unit holders	794	998
Distributions - Preferred OP Units	123	123
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic	$40,721	$35,396

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	95,189,490	93,285,565
Weighted-average OP Units outstanding	6,885,106	5,314,108
Basic weighted-average shares and OP Units outstanding, FFO	102,074,596	98,599,673
Assumed conversion of Preferred OP Units to Common Shares	463,898	464,623
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	858	311,878
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	102,539,352	99,376,174

Diluted Funds from operations, per Common Share and Common OP Unit	$0.40	$0.36

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2023, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $17.1 million.

Investments

During the three months ended March 31, 2023, Fund V acquired one unconsolidated property, Mohawk Commons, located in Schenectady, New York, for $62.1 million, inclusive of transaction costs (Note 4).

Structured Financing Investments

During the three months ended March 31, 2023, we funded $2.0 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4).

Capital Commitments

During the three months ended March 31, 2023, we made capital contributions aggregating $7.9 million to our Funds. At March 31, 2023, our share of the remaining capital commitments to our Funds aggregated $36.9 million as follows:

•
$0 to Fund II – During August 2020, a recallable distribution of $15.7 million was made by Mervyns II to its investors, of which our share was $4.5 million. During 2021 and 2022, Mervyns II recalled $11.9 million and $3.8 million, respectively, of the $15.7 million, of which our share is $3.4 million and $1.2 million, respectively.
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
•
$26.7 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

Development Activities

During the three months ended March 31, 2023, capitalized costs associated with development activities totaled $3.2 million (Note 2). At March 31, 2023, we had a total of nine consolidated and one unconsolidated project under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $49.0 million to $66.2 million, and our estimated share was approximately $28.8 million to $38.3 million. Substantially all remaining development and redevelopment costs are discretionary, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2023	2022

Total Debt - Fixed and Effectively Fixed Rate	$1,383,725	$1,440,773
Total Debt - Variable Rate	374,408	364,641
	1,758,133	1,805,414
Net unamortized debt issuance costs	(11,844)	(12,697)
Unamortized premium	317	343
Total Indebtedness	$1,746,606	$1,793,060

As of March 31, 2023, our consolidated indebtedness aggregated $1,758.1 million, excluding unamortized premium of $0.3 million and net unamortized loan costs of $11.8 million, and were collateralized by 32 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.35% to LIBOR + 3.65% with maturities that ranged from April 28, 2023 to April 15, 2035, without regard to available extension options. With respect to the debt maturing in April and May 2023, we have refinanced two Fund mortgages and extended the Fund V subscription line, and we are actively pursuing refinancing the remaining obligations (Note 16), though there can be no assurance that we can refinance on favorable terms or at all. Taking into consideration $1,207.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,383.7 million of the portfolio debt, or 78.7%, was fixed at a 4.42% weighted-average interest rate and $374.4 million, or 21.3% was floating at a 6.64% weighted average interest rate as of March 31, 2023. Our variable-rate debt includes $144.5 million of debt subject to interest rate caps.

Without regard to available extension options, at March 31, 2023 there was $283.6 million of debt maturing in 2023 at a weighted-average interest rate of 6.52%; there was $5.1 million of scheduled principal amortization due in the remainder of 2023; and our share of scheduled remaining 2023 principal payments and maturities on our unconsolidated debt was $46.8 million. In addition, $251.5 million of our total consolidated debt and $45.0 million of our pro-rata share of unconsolidated debt will come due in 2024. With respect to the debt maturing in 2023 and 2024, we have options to extend consolidated debt aggregating $1.8 million and $0.0 million at March 31, 2023, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of March 31, 2023 (Note 10). We did not repurchase any shares under this program during the three months ended March 31, 2023.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at March 31, 2023 totaled $17.1 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and our share of Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and may issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. We did not make any sales under the ATM program during the three months ended March 31, 2023.

Fund Capital

During the three months ended March 31, 2023, Fund V called for capital contributions of $39.1 million, of which our aggregate share was $7.9 million. At March 31, 2023, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were zero, $1.4 million, $32.2 million and $106.3 million, respectively.

Other Transactions

During the three months ended March 31, 2023, we recognized cash dividends totaling $28.2 million related to the special dividend received from Mervyns II investment in Albertsons, of which our share was $11.3 million (Note 4). The contractual lock-up restrictions on our investment in Albertsons expired in January 2023, and we now own 1.6 million shares directly, which had a fair value of $34.2 million at March 31, 2023 (Note 4, Note 8).

Structured Financing Repayments

During the three months ended March 31, 2023, Fund V refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition of an unconsolidated property. We also have one Structured Financing investment in the amount of $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) that previously matured and has not been repaid (Note 3).

Financing and Debt

As of March 31, 2023, we had $218.6 million of additional capacity under existing Core Portfolio and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 94 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

Inflation and Economic Condition Considerations

The year ended December 31, 2022 and quarter ended March 31, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Central banks have responded to rapidly rising inflation by tightening monetary policies that are likely to create headwinds to economic growth. The Federal Reserve has raised interest rates nine times since January 2022, and has signaled that further interest rate increases may be forthcoming throughout 2023 and into 2024. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as LIBOR, SOFR and the Prime Rate. As of March 31, 2023, approximately 78.7% of our outstanding debt is fixed or effectively fixed rate with the remaining 21.3% indexed to LIBOR, SOFR or Prime plus an applicable margin per the loan agreement. As of March 31, 2023, we were counterparty to 34 interest rate swap agreements and four interest rate cap agreements, all of which qualify for and are designated as hedging instruments, which helps to alleviate the impact of rising interest rates on our operations.

We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. These provisions are designed to partially mitigate the impact of inflation; however, current inflation levels are much greater than the contractual rent increases we obtain from our tenant base. We also continue to see consumer confidence and we expect to continue to add value to our portfolio through executing on our current leasing momentum, our active development and redevelopment projects, and leasing pipeline.

On April 23, 2023, Bed Bath and Beyond filed Chapter 11 bankruptcy protection causing them to reject their leases at several of our properties. Bed Bath and Beyond’s leases represents two locations within our Core Portfolio and three locations in our Fund Portfolio. The bankruptcy of any of our tenants, which may cause them to reject their leases, or not to renew their leases as they expire, could have an adverse effect on our cash flows or property values.

While we have not experienced any material negative impacts at this time, we intend to actively manage our business to respond to the ongoing economic and social impact from such events. See Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2023 with the cash flow for the three months ended March 31, 2022 (in millions, totals may not add due to rounding):

	Three Months Ended March 31,
	2023	2022	Variance

Net cash provided by operating activities	$59.4	$26.5	$32.9
Net cash used in investing activities	(3.6)	(150.1)	146.5
Net cash (used in) provided by financing activities	(56.7)	144.0	(200.7)
(Decrease) increase in cash and restricted cash	$(0.8)	$20.5	$(21.3)

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from dividend income and rental revenue, and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Our operating activities provided $32.9 million more cash for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the $28.2 million dividend received from our investment in Albertsons. The remainder of the increase is attributable to an increase in cash receipts from tenants.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities used $146.5 million less cash for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to (i) $164.2 million less cash used for the acquisition of properties, (ii) $71.0 million less cash used in our investments in and advances to unconsolidated affiliates, and (iii) $32.8 million more cash received from return of capital from unconsolidated affiliates. These sources of cash were primarily offset by (i) $116.6 million less cash received from the disposition of properties, and (ii) $4.6 million more cash used in development, construction, and property improvements.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities provided $200.7 million less cash during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily from (i) $111.5 million less cash provided by the sale of Common Shares, (ii) $67.9 million less cash provided by contributions from noncontrolling interests, (iii) $17.9 million less cash provided by net borrowings, and (iv) $3.7 million more cash used for dividends paid to Common Shareholders.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		March 31, 2023
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Eden Square	22.8%	$5.0	6.98%	Jun 2023
Gotham Plaza	49.0%	8.6	5.09%	Jun 2023
Renaissance Portfolio	20.0%	32.0	3.81%	Aug 2023
3104 M Street	20.0%	0.8	8.00%	Jan 2024
Crossroads	49.0%	29.7	3.94%	Oct 2024
Tri-City Plaza (c)	18.1%	7.0	3.01%	Oct 2024
Frederick Crossing (c)	18.1%	4.3	3.26%	Dec 2024
Paramus Plaza (b)	11.6%	3.3	6.99%	Dec 2024
Frederick County Square (c)	18.1%	4.0	4.00%	Jan 2025
840 N. Michigan Avenue	88.4%	65.0	4.36%	Feb 2025
Wood Ridge Plaza (b)	18.1%	6.0	8.13%	Mar 2025
650 Bald Hill Road	20.8%	3.3	3.75%	Jun 2026
La Frontera	18.1%	10.0	6.11%	Jun 2027
Family Center at Riverdale	18.0%	6.7	6.50%	Nov 2027
Georgetown Portfolio	50.0%	7.4	4.72%	Dec 2027
Mohawk Commons	18.1%	7.2	5.80%	Mar 2028
Shoppes at South Hills	18.1%	5.8	5.95%	Mar 2028
Total		$206.1

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at March 31, 2023, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2023

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2023, we had total mortgage and other notes payable of $1,758.1 million, excluding the unamortized premium of $0.3 million and net unamortized debt issuance costs of $11.8 million, of which $1,383.7 million, or 78.7% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $374.4 million, or 21.3%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of March 31, 2023, we were party to 34 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,207.5 million and $144.5 million of variable-rate debt, respectively. For a discussion of the risks associated with the discontinuation of LIBOR, see Item 1A. “Risk Factors—Risks Related to Our Liquidity and Indebtedness on our Annual Report on Form 10-K for the year ended December 31, 2022 — If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt”.

The following table sets forth information as of March 31, 2023 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$1.6	$—	$1.6	—%
2024	1.8	7.3	9.1	4.7%
2025	2.1	232.6	234.7	4.2%
2026	2.4	400.0	402.4	4.3%
2027	2.2	200.1	202.3	4.3%
Thereafter	4.3	161.6	165.9	4.4%
	$14.4	$1,001.6	$1,016.0

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$3.5	$283.6	$287.1	6.5%
2024	2.6	239.7	242.3	4.0%
2025	0.2	178.4	178.6	6.4%
2026	0.1	34.0	34.1	7.4%
2027	—	—	—	—%
Thereafter	—	—	—	—%
	$6.4	$735.7	$742.1

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$1.1	$45.7	$46.8	4.4%
2024	1.3	43.7	45.0	4.0%
2025	0.6	74.6	75.2	4.6%
2026	0.6	3.0	3.6	3.8%
2027	0.6	22.6	23.2	5.8%
Thereafter	—	12.3	12.3	5.9%
	$4.2	$201.9	$206.1

Without regard to available extension options, in the remainder of 2023, $288.7 million of our total consolidated debt and $46.8 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $251.5 million of our total consolidated debt and $45.0 million of our pro-rata share of unconsolidated debt will become due in 2024. As it relates to the aforementioned maturing debt in 2023 and 2024, we have options to extend consolidated debt aggregating $1.8 million and $0.0 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $6.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.2 million. Interest expense on our variable-rate debt of $374.4 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2023, would increase $3.7 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2023, the fair value of our total consolidated outstanding debt would decrease by approximately $5.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $4.8 million.

As of March 31, 2023, and December 31, 2022, we had consolidated notes receivable of $124.0 million and $123.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2023, the fair value of our total outstanding notes receivable would decrease by approximately $2.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.4 million.

Summarized Information as of December 31, 2022

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

Interest expense on our variable-rate debt of $364.6 million as of December 31, 2022, would have increased $3.6 million if corresponding rate indices increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2022, the fair value of our total outstanding debt would have decreased by approximately $0.4 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $2.6 million.

Changes in Market Risk Exposures from December 31, 2022 to March 31, 2023

Our interest rate risk exposure from December 31, 2022, to March 31, 2023, has increased on an absolute basis, as the $364.4 million of variable-rate debt as of December 31, 2022 has increased to $374.4 million as of March 31, 2023. As a percentage of our overall debt, our interest rate exposure has increased as our variable-rate debt accounted for 20.2% of our unconsolidated debt as of December 31, 2022 compared to 21.3% as of March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2023, at a reasonable level of assurance.

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

ITEM 1A. RISK FACTORS.

Except to the extent additional factual information disclosed elsewhere in this Report relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

10.1

Third Amended and Restated Credit Agreement dated as of March 22, 2023, by and among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, Truist Bank, and PNC Bank, National Association, as syndication agents, BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Bank and PNC Capital Markets LLC, as joint lead arrangers and the lenders party thereto

Filed herewith

10.2	Amended and Restated Acadia Realty Trust 2020 Share Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Dated: May 5, 2023