Form 10-Q
period 2023-06-30
ACADIA REALTY TRUST
filed 2023-08-02
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 28, 2023 there were 95,305,348 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) the economic, political and social impact of, and uncertainty surrounding the COVID-19 pandemic (the “COVID-19 Pandemic”) or future pandemics; (ii) macroeconomic conditions, such as a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and rising inflation; (iii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iv) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (v) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors, including the discontinuation of USD LIBOR, which was discontinued on June 30, 2023; (vi) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vii) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (viii) our ability to obtain the financial results expected from our development and redevelopment projects; (ix) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (x) our potential liability for environmental matters; (xi) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (REIT) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts; and (xvii) the risk that our restatement of certain of our previously issued consolidated financial statements or material weaknesses in internal controls could negatively affect investor confidence and raise reputational issues.

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

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands, except share and per share data)	2023	2022
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,386,576	$3,343,265
Real estate under development	122,275	184,602
Net investments in real estate	3,508,851	3,527,867
Notes receivable, net ($899 and $898 of allowance for credit losses as of June 30, 2023 and December 31, 2022, respectively)	123,902	123,903
Investments in and advances to unconsolidated affiliates	191,925	291,156
Other assets, net	219,928	229,591
Right-of-use assets - operating leases, net	35,481	37,281
Cash and cash equivalents	17,193	17,158
Restricted cash	12,325	15,063
Marketable securities	35,940	—
Rents receivable, net	47,557	49,506
Assets of properties held for sale	11,057	11,057
Total assets (a)	$4,204,159	$4,302,582

LIABILITIES
Mortgage and other notes payable, net	$935,348	$928,639
Unsecured notes payable, net	647,589	696,134
Unsecured line of credit	180,087	168,287
Accounts payable and other liabilities	182,641	196,491
Lease liability - operating leases, net	33,445	35,271
Dividends and distributions payable	18,519	18,395
Distributions in excess of income from, and investments in, unconsolidated affiliates	8,588	10,505
Total liabilities (a)	2,006,217	2,053,722
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	59,833	67,664
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 95,296,799 and 95,120,773 shares, respectively	95	95
Additional paid-in capital	1,947,779	1,945,322
Accumulated other comprehensive income	49,855	46,817
Distributions in excess of accumulated earnings	(312,057)	(300,402)
Total Acadia shareholders’ equity	1,685,672	1,691,832
Noncontrolling interests	452,437	489,364
Total equity	2,138,109	2,181,196
Total liabilities, redeemable noncontrolling interests, and equity	$4,204,159	$4,302,582

(a)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the "Operating Partnership"), which is a consolidated variable interest entity ("VIE") (Note 15). The consolidated balance sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,525.2 million and $1,466.4 million of Operating real estate, net; $63.3 million and $129.9 million of Real estate under development; $108.0 million and $210.9 million of Investments in and advances to unconsolidated affiliates; $90.2 million and $98.7 million of Other assets, net; $2.3 million and $2.5 million of Right-of-use assets - operating leases, net; $12.0 million and $13.3 million of Cash and cash equivalents; $12.2 million and $15.0 million of Restricted cash; $17.7 million and $17.9 million of Rents receivable, net; $768.8 million and $761.2 million of Mortgage and other notes payable, net; $2.0 million and $51.2 million of Unsecured notes payable, net; $91.8 million and $95.4 million of Accounts payable and other liabilities; $2.4 million and $2.7 million of Lease liability- operating leases, net as of June 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Revenues
Rental income	$88,141	$80,559	$168,878	$160,026
Other	1,807	3,700	2,909	5,740
Total revenues	89,948	84,259	171,787	165,766
Operating expenses
Depreciation and amortization	34,056	34,971	67,229	68,684
General and administrative	10,643	10,661	20,589	22,598
Real estate taxes	11,381	11,628	22,860	22,908
Property operating	14,210	13,567	29,343	26,917
Total operating expenses	70,290	70,827	140,021	141,107

Gain on disposition of properties	—	12,216	—	41,031
Operating income	19,658	25,648	31,766	65,690
Equity in (losses) earnings of unconsolidated affiliates	(1,437)	1,280	(1,408)	4,410
Interest and other income	4,970	2,961	9,788	5,896
Realized and unrealized holding gains (losses) on investments and other	1,815	(26,283)	28,572	(10,553)
Interest expense	(22,089)	(19,222)	(43,676)	(37,147)
Income (loss) from continuing operations before income taxes	2,917	(15,616)	25,042	28,296
Income tax provision	(165)	(209)	(288)	(24)
Net income (loss)	2,752	(15,825)	24,754	28,272
Net loss attributable to redeemable noncontrolling interests	1,091	—	3,166	—
Net loss (income) attributable to noncontrolling interests	5,433	15,451	(5,284)	(11,808)
Net income (loss) attributable to Acadia shareholders	$9,276	$(374)	$22,636	$16,464

Basic income per share	$0.09	$0.00	$0.23	$0.17
Diluted income per share	$0.09	$0.00	$0.23	$0.17

Weighted average shares for basic income per share	95,260	94,945	95,225	94,120
Weighted average shares for diluted income per share	95,260	94,945	95,225	94,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$2,752	$(15,825)	$24,754	$28,272
Other comprehensive income:
Unrealized gain on valuation of swap agreements	33,513	17,050	18,271	52,784
Reclassification of realized interest on swap agreements	(8,262)	4,211	(14,815)	9,261
Other comprehensive income	25,251	21,261	3,456	62,045
Comprehensive income	28,003	5,436	28,210	90,317
Comprehensive loss attributable to redeemable noncontrolling interests	1,091	—	3,166	—
Comprehensive loss (income) attributable to noncontrolling interests	34	11,154	(5,702)	(26,399)
Comprehensive income attributable to Acadia shareholders	$29,128	$16,590	$25,674	$63,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2023 and 2022

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2023	95,208	$95	$1,945,157	$30,003	$(304,173)	$1,671,082	$459,181	$2,130,263	$63,269
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	54	—	901	—	—	901	(901)	—	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,160)	(17,160)	(1,341)	(18,501)	—
City Point Loan	—	—	—	—	—	—	—	—	(796)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,345)
Employee and trustee stock compensation, net	35	—	277	—	—	277	2,468	2,745	—
Noncontrolling interest distributions	—	—	—	—	—	—	(5,492)	(5,492)	—
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	796
Comprehensive income (loss)	—	—	—	19,852	9,276	29,128	(34)	29,094	(1,091)
Reallocation of noncontrolling interests	—	—	1,444	—	—	1,444	(1,444)	—	—
Balance at June 30, 2023	95,297	$95	$1,947,779	$49,855	$(312,057)	$1,685,672	$452,437	$2,138,109	$59,833

Balance at April 1, 2022	94,508	$95	$1,864,060	$(5,724)	$(196,818)	$1,661,613	$746,593	$2,408,206	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	16	—	243	—	—	243	(243)	—	—
Issuance of Common Shares, net	375	—	7,968	—	—	7,968	—	7,968	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,087)	(17,087)	(1,286)	(18,373)	—
Acquisition of noncontrolling interest	—	—	22,870	—	—	22,870	(41,376)	(18,506)	—
Employee and trustee stock compensation, net	30	—	257	—	—	257	2,283	2,540	—
Noncontrolling interest distributions	—	—	—	—	—	—	(24,776)	(24,776)	—
Noncontrolling interest contributions	—	—	—	—	—	—	723	723	—
Comprehensive income	—	—	—	16,964	(374)	16,590	(11,154)	5,436	—
Reallocation of noncontrolling interests	—	—	158	—	—	158	(158)	—	—
Balance at June 30, 2022	94,929	$95	$1,895,556	$11,240	$(214,279)	$1,692,612	$670,606	$2,363,218	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2023 and 2022

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2023	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	91	—	1,533	—	—	1,533	(1,533)	—	—
Dividends/distributions declared ($0.36 per Common Share/OP Unit)	—	—	—	—	(34,291)	(34,291)	(2,684)	(36,975)	—
City Point Loan	—	—	—	—	—	—	—	—	(796)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(4,665)
Employee and trustee stock compensation, net	85	—	1,264	—	—	1,264	6,366	7,630	—
Noncontrolling interest distributions	—	—	—	—	—	—	(76,360)	(76,360)	—
Noncontrolling interest contributions	—	—	—	—	—	—	31,242	31,242	796
Comprehensive income (loss)	—	—	—	3,038	22,636	25,674	5,702	31,376	(3,166)
Reallocation of noncontrolling interests	—	—	(340)	—	—	(340)	340	—	—
Balance at June 30, 2023	95,297	$95	$1,947,779	$49,855	$(312,057)	$1,685,672	$452,437	$2,138,109	$59,833

Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—
Issuance of Common Shares, net	5,522	6	119,479	—	—	119,485	—	119,485	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	51	—	815	—	—	815	(815)	—	—
Dividends/distributions declared ($0.36 per Common Share/OP Unit)	—	—	—	—	(34,098)	(34,098)	(2,569)	(36,667)	—
Acquisition of noncontrolling interest	—	—	22,870	—	—	22,870	(41,376)	(18,506)	—
Employee and trustee stock compensation, net	52	—	687	—	—	687	5,671	6,358	—
Noncontrolling interest distributions	—	—	—	—	—	—	(47,556)	(47,556)	—
Noncontrolling interest contributions	—	—	—	—	—	—	99,852	99,852	—
Comprehensive income (loss)	—	—	—	47,454	16,464	63,918	26,399	90,317	—
Reallocation of noncontrolling interests	—	—	(2,678)	—	—	(2,678)	2,678	—	—
Balance at June 30, 2022	94,929	$95	$1,895,556	$11,240	$(214,279)	$1,692,612	$670,606	$2,363,218	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,754	$28,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,229	68,684
Gain on disposition of properties and other investments	—	(42,504)
Net unrealized holding losses (gains) on investments	346	13,114
Stock compensation expense	7,630	6,358
Straight-line rents	(1,518)	(5,546)
Equity in earnings of unconsolidated affiliates	1,408	(4,410)
Distributions of operating income from unconsolidated affiliates	1,789	6,761
Adjustments to straight-line rent reserves	—	(462)
Amortization of financing costs	3,093	2,498
Non-cash lease expense	1,800	1,718
Adjustments to allowance for credit loss	—	(1,387)
Acceleration of below market lease	(8,057)	—
Other, net	(2,881)	(4,155)
Changes in assets and liabilities:
Rents receivable	3,548	3,863
Other liabilities	1,895	(2,715)
Accounts payable and accrued expenses	(3,523)	(3,834)
Prepaid expenses and other assets	(6,193)	233
Lease liability - operating leases	(1,825)	(1,729)
Net cash provided by operating activities	89,495	64,759
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	—	(242,633)
Proceeds from the disposition of properties and other investments, net	—	156,783
Investments in and advances to unconsolidated affiliates	(29,114)	(99,946)
Development, construction and property improvement costs	(30,570)	(25,281)
(Payment) refund of deposits for properties under purchase contract	(995)	350
Change in control of previously unconsolidated affiliate	—	3,592
Return of capital from unconsolidated affiliates	38,097	57,581
Payment of deferred leasing costs	(4,071)	(3,807)
Acquisition of investment interests	—	(4,527)
Proceeds from repayment of notes receivable	—	16,000
Net cash used in investing activities	(26,653)	(141,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	95,699	574,783
Principal payments on unsecured debt	(133,109)	(535,927)
Proceeds from the sale of Common Shares	—	119,485
Capital contributions from noncontrolling interests	31,242	99,852
Principal payments on mortgage and other notes	(61,153)	(114,800)
Distributions to noncontrolling interests	(29,834)	(49,878)
Dividends paid to Common Shareholders	(34,252)	(30,407)
Proceeds received from mortgage and other notes	67,702	43,037
Deferred financing and other costs	(1,840)	(3,125)
Acquisition of noncontrolling interest	—	(18,506)
Net cash (used in) provided by financing activities	(65,545)	84,514
(Decrease) increase in cash and restricted cash	(2,703)	7,385
Cash of $17,158 and $17,746 and restricted cash of $15,063 and $9,813, respectively, beginning of period	32,221	27,559
Cash of $17,193 and $23,921 and restricted cash of $12,325 and $11,023, respectively, end of period	$29,518	$34,944

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $3,913 and $1,313 respectively (a)	$55,349	$22,189
Cash paid for income taxes, net of (refunds)	$123	$183

Supplemental disclosure of non-cash investing and financing activities
Distribution declared and payable on July 14, 2023 and July 15, 2022, respectively	$18,378	$18,172
Assumption of accounts payable and accrued expenses through acquisition of real estate	$—	$4,062
Issuance of note receivable used as capital contributions from redeemable noncontrolling interests	$796	$—
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$4,653	$—
Distributions to noncontrolling interests of marketable securities	$49,117	$—
Reclassification of investment in unconsolidated affiliate to marketable securities	$32,745	$—
Reclassification of noncontrolling interest in excess of amount paid to additional paid-in capital	$—	$22,870

Change in control of previously unconsolidated investment
Increase in real estate	$—	$(55,791)
Increase in mortgage notes payable	—	35,970
Decrease in investments in and advances to unconsolidated affiliates	—	17,822
Decrease in notes receivable	—	5,306
Decrease in reserve on note receivable	—	(4,582)
Decrease in accrued interest on notes receivable	—	4,691
Change in other assets and liabilities	—	176
Increase in cash and restricted cash upon change of control	$—	$3,592
a)
Interest paid for the six months ended June 30, 2023 and 2022 excludes the cash flows from net settlements on interest rate swap contracts, which was a net receipt of cash of $12.6 million and a net payment of $8.6 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2023 and December 31, 2022, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2023, the Company has ownership interests in 149 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 51 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 200 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2023 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of June 30, 2023 (b, c)
Fund II and Mervyns II (c,d)	6/2004	61.67%	$559.4	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	221.4
Fund V	8/2016	20.10%	387.0	133.0	20.10%	6%	101.2

a)
Amount represents the current economic ownership at June 30, 2023, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
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
d)
During 2022, Mervyns II recalled $3.8 million of the $15.7 million recallable distribution, of which the Company's share is $1.2 million. In January 2023, following the expiration of the lock-up period, Mervyns II distributed the 2.5 million shares of its investment in Albertsons to its partners; the Company directly owns 1.6 million shares (Note 4, Note 8).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The information furnished in the accompanying condensed consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned condensed consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2022 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Segments

At June 30, 2023, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

Principles of Consolidation

The interim condensed consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control, including where the Company has been determined to be a primary beneficiary of a variable interest entity ("VIE"), in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income or loss.

Use of Estimates

GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01, Reference Rate Reform (Topic 848): Scope, which modifies ASC 848 Reference Rate Reform (”ASC 848”), which was intended to provide relief related to “contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or a reference rate that was discontinued effective June 30, 2023 as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company has elected the optional practical expedient under ASU 2020-04 and 2021-01, which allows entities to account for the modification as if the modification was not substantial. As a result, the implementation of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The guidance in this update defers the sunset date of ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments are effective for all entities in scope upon issuance of the ASU. The Company plans to transition all variable rate loans currently indexed to LIBOR to SOFR or another applicable benchmark index and will apply the relief based Topic 848 in line with the sunset date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the condensed consolidated financial statements.

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	June 30,	December 31,
	2023	2022

Land	$881,717	$817,802
Buildings and improvements	2,997,760	2,987,594
Tenant improvements	239,305	216,899
Construction in progress	16,836	21,027
Right-of-use assets - finance leases (Note 11)	25,086	25,086
Total	4,160,704	4,068,408
Less: Accumulated depreciation and amortization	(774,128)	(725,143)
Operating real estate, net	3,386,576	3,343,265
Real estate under development	122,275	184,602
Net investments in real estate	$3,508,851	$3,527,867

Acquisitions and Dispositions

During the six months ended June 30, 2023 the Company did not acquire or dispose of any consolidated retail properties and other real estate investments.

Properties Held for Sale

At June 30, 2023, the Company had one property under contract for sale with assets totaling $11.1 million, which was probable of disposition. The property was classified as "held for sale" on the Company's consolidated balance sheets at June 30, 2023 and December 31, 2022. The Company has received $3.3 million of non-refundable deposits under the sales contract, which is recorded in Other liabilities on the Company's consolidated balance sheets. Assets of the held for sale property consisted of the following:

	June 30,	December 31,
	2023	2022
Assets
Buildings and improvements	$12,562	$12,562
Land	3,380	3,380
Tenant improvements	1,010	1,010
Less: Accumulated depreciation and amortization	(5,895)	(5,895)
	$11,057	$11,057

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2023		Six Months Ended June 30, 2023			June 30, 2023
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$54,817	$—	$4,280	$—	2	$59,097
Fund II	—	34,072	—	1,813	—	—	35,885
Fund III	1	25,798	—	1,494	—	1	27,293
Fund IV (a)	1	69,915	—	—	69,915	—	—
Total	4	$184,602	$—	$7,587	$69,915	3	$122,275

a)
Transfers out include $69.9 million related to one Fund IV property that was transferred out of development.

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At June 30, 2023, consolidated development projects included: portions of the Henderson 1 & 2 Portfolio for the Core Portfolio and Broad Hollow Commons at Fund III. In addition, at June 30, 2023, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue (Note 4).

During the six months ended June 30, 2023, the Company placed $69.9 million related to the remainder of one Fund IV, 717 N. Michigan Avenue, into service.

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

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	June 30,	December 31,	June 30, 2023
Description	2023	2022	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$124,801	$124,801	5	Apr 2020 - Dec 2027	4.65% - 10.00%
Allowance for credit losses	(899)	(898)
Notes receivable, net	$123,902	$123,903	5

a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million at June 30, 2023 and December 31, 2022.

During the six months ended June 30, 2023, the Company also received payment on a bridge loan and funded additional proceeds on a loan to an unconsolidated venture as part of its investments in and advances to unconsolidated affiliates (Note 4).

Default

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at June 30, 2023 and December 31, 2022. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value at June 30, 2023 and December 31, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, the Company did not elect the collateral-dependent allowance for credit losses practical expedient for three of its loans with a total amortized cost of $116.2 million, inclusive of accrued interest of $15.2 million, for which an allowance for credit losses has been recorded aggregating $0.9 million at June 30, 2023. For two loans in this portfolio, aggregating $27.9 million, inclusive of accrued interest of $4.1 million at June 30, 2023, the Company has elected to apply the practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at June 30, 2023, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting as it has the ability to exercise significant influence, but does not have financial or operating control over the investment, which is maintained by each of the unaffiliated partners who co-invest with the Company. Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, the partners or the Company will be entitled to an additional promoted interest or payments.

The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	June 30,	December 31,
Portfolio	Property	June 30, 2023	2023	2022

Core:	Renaissance Portfolio	20%	$28,634	$28,755
	Gotham Plaza	49%	30,545	30,112
	Georgetown Portfolio (a)	50%	4,172	4,048
	1238 Wisconsin Avenue (a, b)	80%	17,630	14,502
	840 N. Michigan Avenue (d)	88%	68	—
			81,049	77,417

Mervyns II:	KLA/ABS (c)	36.7%	—	85,403

Fund IV:	Fund IV Other Portfolio	98.57%	7,105	7,914
	650 Bald Hill Road	90%	9,717	10,203
	Paramus Plaza	50%	517	936
			17,339	19,053

Fund V:	Family Center at Riverdale (d)	89.42%	4,159	4,995
	Tri-City Plaza	90%	7,774	8,422
	Frederick County Acquisitions	90%	12,496	12,240
	Wood Ridge Plaza	90%	12,586	12,751
	La Frontera Village	90%	19,974	20,803
	Shoppes at South Hills (e)	90%	12,183	44,677
	Mohawk Commons	90%	19,788	775
			88,960	104,663

Various:	Due from (to) Related Parties		210	305
	Other (f)		4,367	4,315
	Investments in and advances to unconsolidated affiliates		$191,925	$291,156

Core:	Crossroads (g)	49%	$8,588	$8,832
	840 N. Michigan Avenue (d, g)	88.43%	—	1,673
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$8,588	$10,505

a)
Represents a VIE for which the Company is not the primary beneficiary (Note 15).
b)
Includes a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of June 30, 2023 and December 31, 2022 the note receivable from a related party had a balance of $11.5 million and $7.7 million, net of an allowance for credit losses of $0.1 million, and $0.1 million, respectively. The loan is collateralized by the venture members' equity interest in the entity that holds the 1238 Wisconsin development property, bears interest at Prime + 1.0% subject to a 4.5% floor, and matures on December 28, 2023. Interest is recognized over the life of the loan.
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
f)
Includes cost-method investments in Fifth Wall and other investments.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

g)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.

During the six months ended June 30, 2023, the Company:

•
funded $3.8 million of a $12.8 million construction loan commitment to the 1238 Wisconsin venture. The total outstanding balance of the loan was $11.5 million as of June 30, 2023;
•
through Fund IV, modified a property mortgage with an outstanding balance of $21.9 million at an unconsolidated property, Eden Square;
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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million for each of the three months ended June 30, 2023 and 2022, and $0.2 million for each of the six months ended June 30, 2023 and 2022, which are included in Other revenues in the consolidated statements of operations.

In addition, the Company's joint ventures paid to certain unaffiliated partners of its joint ventures $0.6 million and $0.3 million for the three and six months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of June 30, 2023, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	June 30,	December 31,
	2023	2022
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$717,892	$650,997
Real estate under development	8,767	17,359
Other assets	138,321	127,070
Total assets	$864,980	$795,426
Liabilities and partners’ equity:
Mortgage notes payable	$685,816	$609,923
Other liabilities	100,743	96,532
Partners’ equity	78,421	88,971
Total liabilities and partners’ equity	$864,980	$795,426

Company's share of accumulated equity	$122,131	$131,878
Basis differential	52,319	52,813
Deferred fees, net of portion related to the Company's interest	4,310	5,937
Amounts receivable/payable by the Company	210	305
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	178,970	190,933
Investments carried at fair value or cost	4,367	89,718
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	8,588	10,505
Investments in and advances to unconsolidated affiliates	$191,925	$291,156

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Combined and Condensed Statements of Operations
Total revenues	$28,667	$23,954	$56,885	$47,071
Operating and other expenses	(8,708)	(8,067)	(17,349)	(15,325)
Interest expense	(9,901)	(6,589)	(19,134)	(11,328)
Depreciation and amortization	(11,233)	(9,248)	(20,134)	(15,159)
Net (loss) income attributable to unconsolidated affiliates	$(1,175)	$50	$268	$5,259

Company’s share of equity in net (losses) income of unconsolidated affiliates	$(1,190)	$1,533	$(914)	$4,915
Basis differential amortization	(247)	(253)	(494)	(505)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(1,437)	$1,280	$(1,408)	$4,410

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	June 30,	December 31,
(in thousands)	2023	2022
Other Assets, Net:
Lease intangibles, net (Note 6)	$86,120	$102,374
Derivative financial instruments (Note 8)	57,682	54,902
Deferred charges, net (a)	29,931	28,478
Accrued interest receivable (Note 3)	22,157	18,082
Prepaid expenses	14,256	15,872
Due from seller	3,036	3,036
Income taxes receivable	1,114	1,876
Deposits	2,641	1,624
Corporate assets, net	1,108	1,287
Other receivables	1,883	2,060
	$219,928	$229,591

(a) Deferred Charges, Net:
Deferred leasing and other costs (a)	$68,534	$63,920
Deferred financing costs related to line of credit	9,698	9,494
	78,232	73,414
Accumulated amortization	(48,301)	(44,936)
Deferred charges, net	$29,931	$28,478

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$66,355	$78,416
Accounts payable and accrued expenses	56,315	59,922
Deferred income	34,886	34,503
Tenant security deposits, escrow and other	17,849	16,582
Lease liability - finance leases, net (Note 11)	7,236	7,022
Derivative financial instruments (Note 8)	—	46
	$182,641	$196,491

a)
Effective January 1, 2023, the Company implemented compensation plans for its internal leasing representatives to adopt a commission structure paid in connection with new, renewal, and modified leases. At June 30, 2023, deferred leasing and other costs include direct and incremental capitalized internal leasing commissions incurred in connection with executed lease agreements of $0.8 million, which are amortized on a straight-line basis over the terms of the related leases.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the consolidated balance sheets and summarized as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$301,556	$(221,245)	$80,311	$301,556	$(205,951)	$95,605
Above-market rent	24,064	(18,255)	5,809	24,064	(17,295)	6,769
	$325,620	$(239,500)	$86,120	$325,620	$(223,246)	$102,374

Amortizable Intangible Liabilities
Below-market rent	$(176,253)	$110,216	$(66,037)	$(176,253)	$98,182	$(78,071)
Above-market ground lease	(671)	353	(318)	(671)	326	(345)
	$(176,924)	$110,569	$(66,355)	$(176,924)	$98,508	$(78,416)

During the six months ended June 30, 2023, the Company recorded accelerated amortization related to below-market rent of $8.1 million and in-place lease intangible assets of $1.7 million, of which the Company's share was $7.8 million and $1.7 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations. The Company did not have any acquisitions of real estate or acquired lease intangibles.

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2023 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense
2023 (Remainder)	$2,580	$(11,430)	$29
2024	5,024	(17,636)	58
2025	4,599	(12,713)	58
2026	4,359	(10,312)	58
2027	4,195	(8,111)	58
Thereafter	39,471	(20,109)	57
Total	$60,228	$(80,311)	$318

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at (a)			Carrying Value at
	June 30,	December 31,	Maturity Date at	June 30,	December 31,
	2023	2022	June 30, 2023	2023	2022
Mortgages Payable
Core Mortgages Payable	3.99% - 5.89%	3.88% - 5.89%	Feb 2024 - Apr 2035	$192,844	$193,838
Fund II Mortgages Payable	SOFR+2.61%	SOFR+2.61%	Aug 2025	137,485	133,655
Fund III Mortgages Payable	SOFR+3.35%	SOFR+3.35%	Oct 2023	35,970	35,970
Fund IV Mortgages and Other Notes Payable (b)	LIBOR+2.25% - SOFR+3.65%	LIBOR+2.25% - LIBOR+3.65%	Jul 2023 - Jun 2026	146,622	146,230
Total Fund V Mortgages Payable	SOFR + 1.61% - SOFR + 2.76%	LIBOR + 1.85% - SOFR + 2.76%	Jan 2024 - Jun 2028	429,544	426,224
Net unamortized debt issuance costs				(7,409)	(7,621)
Unamortized premium				292	343
Total Mortgages Payable				$935,348	$928,639

Unsecured Notes Payable
Core Unsecured Term Loans	3.57%-5.20%	3.74%-5.11%	Jun 2026 - Jul 2029	$650,000	$650,000
Fund V Subscription Facility	SOFR+3.05%	SOFR+1.86%	Nov 2023	2,000	51,210
Net unamortized debt issuance costs				(4,411)	(5,076)
Total Unsecured Notes Payable				$647,589	$696,134

Unsecured Line of Credit
Total Unsecured Line of Credit	SOFR+1.45%	SOFR+1.50%	Jun 2025	$180,087	$168,287

Total Debt (c)(d)				$1,774,552	$1,805,414
Net unamortized debt issuance costs				(11,820)	(12,697)
Unamortized premium				292	343
Total Indebtedness				$1,763,024	$1,793,060

a)
At June 30, 2023, the stated rates ranged from 4.53% for Core variable-rate debt; SOFR + 2.61% for Fund II variable-rate debt; SOFR + 3.35% for Fund III variable-rate debt; LIBOR + 2.25% to SOFR + 3.65% for Fund IV variable-rate debt; SOFR + 1.61% - SOFR + 2.76% for Fund V variable-rate debt; 3.57% - 5.20% for Core variable-rate unsecured term loans; and SOFR + 1.45% for Core variable-rate unsecured lines of credit.
b)
Includes the outstanding balance on the Fund IV secured bridge facility of $39.2 million at each of June 30, 2023 and December 31, 2022.
c)
Includes $1,251.9 million and $1,264.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented.
d)
Includes $144.3 million and $103.8 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Facilities

The Operating Partnership has a $700.0 million senior unsecured credit facility, as amended (the “Credit Facility”), with Bank of America, N.A. as administrative agent, comprised of a $300.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, and a $400.0 million senior unsecured term loan (the “Term Loan”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating. Currently, the Revolver bears interest at SOFR + 1.50% and the Term Loan bears interest at SOFR + 1.65%. The Revolver matures on June 29, 2025, subject to two six-month extension options, and the Term Loan matures on June 29, 2026. The Credit Facility provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Company (Note 9).

On April 6, 2022, the Operating Partnership entered into a $175.0 million term loan facility (the “$175.0 Million Term Loan”), with Bank of America, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, and which matures on April 6, 2027. The proceeds of the $175.0 million term loan were used to pay down the Revolver. Currently the $175.0 million term loan bears interest at SOFR + 1.60%. The $175.0 million term loan is guaranteed by the Company and certain subsidiaries of the Company (Note 9).

On July 29, 2022, the Operating Partnership entered into the $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating and which matures on July 29, 2029. Currently the $75.0 million term loan bears interest at SOFR + 2.05%. The proceeds of the $75.0 million term loan were used to pay down the Revolver. The $75.0 million term loan is guaranteed by the Company and certain subsidiaries of the Company (Note 9).

The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans, as described above (Note 8).

Mortgages and Other Notes Payable

During the six months ended June 30, 2023, the Company (amounts represent balances at the time of transactions):

•
extended four Fund mortgages, two of which were extended in the first quarter totaling $58.0 million (excluding principal reductions of $0.2 million), and two of which were extended in the second quarter totaling $61.3 million;
•
refinanced three Fund mortgages in the second quarter totaling $78.4 million; and
•
made scheduled principal payments totaling $3.8 million.

At June 30, 2023 and December 31, 2022, the Company’s mortgages were collateralized by 32 and 31 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Operating Partnership has guaranteed up to $50.0 million related to the Fund II City Point mortgage loan. The Company is not in default on any of its loan agreements at June 30, 2023. A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

Fund IV also has an outstanding balance and total available credit on its secured bridge facility of $39.2 million and $0.0 million, respectively, at June 30, 2023 and December 31, 2022. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).

At June 30, 2023, a Fund V mortgage of $29.2 million, or $5.9 million at the Company’s share, had not met their debt service coverage ratio requirements. The lender may require a cash sweep of property rent until these conditions are remedied unless the Company’s request for a waiver is granted.

On July 15, 2023 a non-recourse Fund IV loan with an outstanding balance of $19.3 million, or $4.5 million at our share, matured and was in default. The loan accrues default interest at a rate of 4.00% per annum in excess of the interest rate (Note 16).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unsecured Notes Payable

Unsecured notes payable at June 30, 2023 and December 31, 2022 are comprised of the following:

•
The outstanding balance of the Term Loan was $400.0 million at each of June 30, 2023 and December 31, 2022.
•
The outstanding balance of the $175.0 Million Term Loan was $175.0 million at each of June 30, 2023 and December 31, 2022.
•
The outstanding balance of the $75.0 Million Term Loan was $75.0 million at each of June 30, 2023 and December 31, 2022.
•
Fund II refinanced its City Point debt in the third quarter of 2022 (Note 10).
•
Fund V has a $100.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. On May 1, 2023, Fund V modified its subscription line and extended the maturity date to November 1, 2023. The outstanding balance and total available credit of the Fund V subscription line was $2.0 million and $91.0 million, respectively at June 30, 2023 reflecting outstanding letters of credit of $7.0 million. The outstanding balance and total available credit were $51.2 million and $41.8 million at December 31, 2022, respectively, reflecting outstanding letters of credit of $7.0 million.

Unsecured Revolving Line of Credit

At June 30, 2023 and December 31, 2022, the Company had a total of $119.9 million and $131.7 million available under its Revolver, reflecting borrowings of $180.1 million and $168.3 million, respectively, and no letters of credit outstanding.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (Remainder)	$154,636
2024	252,756
2025	500,494
2026	436,705
2027	202,788
Thereafter	227,173
1,774,552
Unamortized premium	292
Net unamortized debt issuance costs	(11,820)
Total indebtedness	$1,763,024

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of June 30, 2023 of $2.0 million contractually due in the remainder of 2023 for which the Company has available options to extend by up to 6 months. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2023 or for the year ended December 31, 2022.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	57,682	—	—	54,902	—
Marketable equity securities	35,940	—	—	85,403	—	—
Liabilities
Derivative financial instruments	—	—	—	—	(46)	—

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

Marketable Equity Securities

In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company directly owns 1.6 million shares of Albertsons at June 30, 2023. The shares are included in marketable securities on the Company's consolidated balance sheets at fair value, with the net unrealized gains or losses reported in net income. The Company recognized a mark-to-market gain on its marketable equity securities of $1.7 million and a mark-to-market loss on its marketable equity securities of $26.9 million, of which the Company’s share was a $1.7 million mark-to-market gain and $7.6 million mark-to-market loss, for the three months ended June 30, 2023 and 2022, respectively. The Company recognized a mark-to-market loss on its marketable equity securities of $0.3 million and $14.3 million, of which the Company’s share was a $1.8 million mark-to-market gain and a $4.0 million mark-to-market loss, for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in Realized and unrealized holding gains on investments and other on the Company's consolidated statements of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognized dividend income from marketable securities of $0.2 million and $0.5 million, of which the Company's share was $0.2 million and $0.1 million, for the three months ended June 30, 2023 and 2022, respectively, and $28.7 million and $1.0 million, of which the Company's share was $11.6 million and $0.3 million, for the six months ended June 30, 2023, respectively, which is included in Realized and unrealized holding gains on investments and other on the Company's consolidated statements of operations.

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

The Company did not recognize any impairments during the six months ended June 30, 2023. During 2022, the Company reduced its holding period and intended use, and projected operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	June 30, 2023	December 31, 2022
Core
Interest Rate Swaps	$—						Other Liabilities	$—	$(46)
Interest Rate Swap	856,000	May 2022 - May 2023	Mar 2025 - Jul 2030	1.98%	—	3.61%	Other Assets	44,408	40,884
	$856,000							$44,408	$40,838

Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$1,346	$1,108

Fund III
Interest Rate Cap	$35,970	Jul 2022	Jul 2023	3.50%	—	3.50%	Other Assets	$13	$232

Fund IV
Interest Rate Caps	$76,338	Jul 2021 - Dec 2022	Jul 2023 - Dec 2023	3.00%	—	3.50%	Other Assets	$589	$1,093

Fund V
Interest Rate Swaps	$345,885	Nov 2019- Jun 2023	Mar 2024- Dec 2027	1.14%	—	4.54%	Other Assets	$10,972	$11,585
Interest Rate Cap	40,528	Jan 2023	Jan 2024	3.64%	—	3.64%	Other Assets	354	—
	$386,413							$11,326	$11,585

Total asset derivatives								$57,682	$54,902
Total liability derivatives								$—	$(46)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $32.2 million included in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense within the next twelve months. As of June 30, 2023 and December 31, 2022, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2023		December 31, 2022
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$123,902	$121,595	$123,903	$122,716
City Point Loan (a)	3	66,741	66,053	65,945	65,856
Mortgage and Other Notes Payable (a)	3	942,465	922,435	935,917	906,348
Investment in non-traded equity securities (b)	3	4,212	4,827	4,160	5,593
Unsecured notes payable and Unsecured line of credit (c)	2	832,087	829,739	869,497	868,399

(a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and interest rate risk. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 5.74% to 14.36% for the Company's notes receivable and City Point Loan, and 5.62% to 10.83% for the Company's mortgage and other notes payable, depending on the attributes of the specific loans.
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at June 30, 2023.

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

Commitments and Guaranties

From time to time, the Company (or ventures in which the Company has an ownership interest) has agreed, and may in the future agree, to guarantee portions of the principal, interest and other amounts in connection with their borrowings, provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and provide guarantees to lenders, tenants and other third parties for the completion of development projects.

In connection with the refinancing of the La Frontera Village mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation of payments under the loan. Fund V earned a fee from the joint venture for providing the guarantee. As of June 30, 2023, $0.2 million related to the guarantee was recorded as a liability in the Company’s condensed consolidated financial statements.

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $52.0 million and $39.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company also has a $12.8 million construction loan commitment related to its investment in 1238 Wisconsin, of which $11.5 million was funded as of June 30, 2023 and is included in Investments in and advances to unconsolidated affiliates in the Company’s condensed consolidated financial statements (Note 4).

At June 30, 2023 and December 31, 2022, the Company had Core and Fund letters of credit outstanding of $7.0 million (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

The Company, and certain subsidiaries of the Company, have guaranteed the $175.0 million term, $75.0 million term loan, and the Credit Facility. The Operating Partnership has guaranteed up to $50.0 million related to the Fund II City Point mortgage loan and up to $22.5 million of the Fund

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IV secured bridge facility (Note 7, Note 15). As of June 30, 2023, no amounts related to the guarantee were recorded as liabilities in the Company’s condensed consolidated financial statements.

Insurance Coverage

We carry insurance coverage on our properties of different types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the six months ended June 30, 2023:

•
The Company withheld 3,251 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense in connection with Restricted Shares and Units (Note 13) totaling $2.8 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and $5.7 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward purchase” component, in the first quarter of 2022. The Company sold 5,150,832 Common Shares under its ATM Program during the three months ended March 31, 2022 generating $115.6 million of gross proceeds and $111.5 million of net proceeds after related issuance costs at a weighted-average price per share of $22.44 and $21.65, respectively. No such sales were made during the three months ended June 30, 2023. The Company did not sell or issue any Common Shares on a forward basis for the six months ended June 30, 2023 or the year ended December 31, 2022 and at June 30, 2023 had approximately $222.3 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the six months ended June 30, 2023 or 2022. Under the share repurchase program $122.5 million remains available as of June 30, 2023.

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

February 15, 2022	$0.18	March 31, 2022	April 14, 2022
May 4, 2022	$0.18	June 30, 2022	July 15, 2022
August 10, 2022	$0.18	September 30, 2022	October 14, 2022
November 9, 2022	$0.18	December 30, 2022	January 13, 2023
January 17, 2023	$0.18	March 31, 2023	April 14, 2023
May 3, 2023	$0.18	June 30, 2023	July 14, 2023

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

Acadia's Share
Balance at April 1, 2023	$30,003

Other comprehensive income before reclassifications - swap agreements	33,513
Reclassification of realized interest on swap agreements	(8,262)
Net current period other comprehensive income	25,251
Net current period other comprehensive income attributable to noncontrolling interests	(5,399)
Balance at June 30, 2023	$49,855

Balance at April 1, 2022	$(5,724)

Other comprehensive income before reclassifications - swap agreements	17,050
Reclassification of realized interest on swap agreements	4,211
Net current period other comprehensive income	21,261
Net current period other comprehensive income attributable to noncontrolling interests	(4,297)
Balance at June 30, 2022	$11,240

Acadia's Share
Balance at January 1, 2023	$46,817

Other comprehensive income before reclassifications - swap agreements	18,271
Reclassification of realized interest on swap agreements	(14,815)
Net current period other comprehensive income	3,456
Net current period other comprehensive income attributable to noncontrolling interests	(418)
Balance at June 30, 2023	$49,855

Balance at January 1, 2022	$(36,214)

Other comprehensive income before reclassifications - swap agreements	52,784
Reclassification of realized interest on swap agreements	9,261
Net current period other comprehensive income	62,045
Net current period other comprehensive income attributable to noncontrolling interests	(14,591)
Balance at June 30, 2022	$11,240

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at April 1, 2023	$103,219	$355,962	$459,181	$63,269
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,341)	—	(1,341)
Net income (loss) for the three months ended June 30, 2023	697	(6,130)	(5,433)	(1,091)
Conversion of 54,040 Common OP Units to Common Shares by limited partners of the Operating Partnership	(901)	—	(901)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	1,169	7,867	9,036	—
Reclassification of realized interest expense on swap agreements	(54)	(3,583)	(3,637)	—
City Point Loan	—	—	—	(796)
City Point Loan accrued interest	—	—	—	(2,345)
Noncontrolling interest contributions	—		—	796
Noncontrolling interest distributions	—	(5,492)	(5,492)	—
Employee Long-term Incentive Plan Unit Awards	2,468	—	2,468	—
Reallocation of noncontrolling interests (c)	(1,444)	—	(1,444)	—
Balance at June 30, 2023	$103,813	$348,624	$452,437	$59,833

Balance at April 1, 2022	$101,355	$645,238	$746,593	$—
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,286)	—	(1,286)	—
Net income for the three months ended June 30, 2022	151	(15,602)	(15,451)	—
Conversion of 15,701 Common OP Units to Common Shares by limited partners of the Operating Partnership	(243)	—	(243)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	937	2,033	2,970	—
Reclassification of realized interest expense on swap agreements	29	1,298	1,327	—
Acquisition of noncontrolling interest (d)	—	(41,376)	(41,376)	—
Noncontrolling interest contributions	—	723	723	—
Noncontrolling interest distributions	—	(24,776)	(24,776)	—
Employee Long-term Incentive Plan Unit Awards	2,283	—	2,283	—
Reallocation of noncontrolling interests (c)	(158)	—	(158)	—
Balance at June 30, 2022	$103,068	$567,538	$670,606	$—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2023	$99,554	$389,810	$489,364	$67,664
Distributions declared of $0.36 per Common OP Unit and distributions on Preferred OP Units	(2,684)	—	(2,684)	—
Net income for the six months ended June 30, 2023	1,614	3,670	5,284	(3,166)
Conversion of 91,433 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,533)	—	(1,533)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	255	6,520	6,775	—
Reclassification of realized interest expense on swap agreements	(99)	(6,258)	(6,357)	—
City Point Loan	—	—	—	(796)
City Point Loan accrued interest	—	—	—	(4,665)
Noncontrolling interest contributions	—	31,242	31,242	796
Noncontrolling interest distributions	—	(76,360)	(76,360)	—
Employee Long-term Incentive Plan Unit Awards	6,366	—	6,366	—
Reallocation of noncontrolling interests (c)	340	—	340	—
Balance at June 30, 2023	$103,813	$348,624	$452,437	$59,833

Balance at January 1, 2022	$94,120	$534,202	$628,322	$—
Distributions declared of $0.36 per Common OP Unit and distributions on Preferred OP Units	(2,569)	—	(2,569)	—
Net income for the six months ended June 30, 2022	1,274	10,534	11,808	—
Conversion of 51,307 Common OP Units to Common Shares by limited partners of the Operating Partnership	(815)	—	(815)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	2,635	8,963	11,598	—
Reclassification of realized interest expense on swap agreements	74	2,919	2,993	—
Acquisition of noncontrolling interest	—	(41,376)	(41,376)
Noncontrolling interest contributions	—	99,852	99,852	—
Noncontrolling interest distributions	—	(47,556)	(47,556)	—
Employee Long-term Incentive Plan Unit Awards	5,671	—	5,671	—
Reallocation of noncontrolling interests (c)	2,678	—	2,678	—
Balance at June 30, 2022	$103,068	$567,538	$670,606	$—

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,864,074 and 3,062,108 Common OP Units at June 30, 2023 and 2022, respectively; (ii) 188 Series A Preferred OP Units at each of June 30, 2023 and 2022; (iii) 126,384 and 126,593 Series C Preferred OP Units at June 30, 2023 and 2022, respectively; and (iv) 4,298,378 and 3,732,125 LTIP units at June 30, 2023 and 2022, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and seven other subsidiaries.
(c)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.
(d)
Redeemable noncontrolling interests comprise third-party interest in Fund II as limited partners in this Fund have been granted put rights, as further described below.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred OP Units

There were no issuances of Preferred OP Units during the six months ended June 30, 2023 or the year ended December 31, 2022.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2023, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through June 30, 2023, 15,209 Series C Preferred OP Units were converted into 52,613 Common OP Units and then into Common Shares.

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022 (Note 2), the Company evaluated the Williamsburg Noncontrolling Interest ("NCI"), which represents the venture partner's one-time right to put its 50.01% interest in the property to the Company for redemption at fair value at a future date. As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. The Company is required to periodically evaluate the NCI and adjust it to redemption value. At June 30, 2023 and December 31, 2022, the Company determined that the fair value of the Williamsburg NCI was zero.

City Point Loan

In August 2022, the Company provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors' pro rata contribution necessary to complete the refinancing of the City Point debt (Note 7), of which $65.9 million was funded at closing ("City Point Loan"). The City Point Loan has a five-year term which matures on August 1, 2027 and is collateralized by the investors' equity in City Point ("City Point NCI"). Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan, net of a $0.5 million allowance for credit loss, and accrued interest are presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a VIE for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest.

In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, at a future point in time beginning in August 2023 ("redemption value"). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as redeemable noncontrolling interests on the Company's consolidated balance sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum redemption value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the redemption value. The Company is required to periodically evaluate the maximum redemption amount of the NCI interest and recognize an increase in the carrying value of the City Point NCI if the redemption value exceeds the then current carrying value. At June 30, 2023 and December 31, 2022, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through June 20, 2066, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. In addition to the lease-specific collectability assessment, the Company also recognizes a general allowance based on the Company’s historical collection experience, for its portfolio of operating lease receivables which are not expected to be fully collectible. During the six months ended June 30, 2023 and 2022, the Company earned $30.9 million and $30.2 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the consolidated statements of operations.

Reserve Analysis

The Company estimates the collectability of its accrued rent and accounts receivable balances related to lease revenue. Management exercises judgment in assessing collectability and considers customer creditworthiness, assessment of risk associated with the tenant, and current economic trends, among other factors. If the Company determines that the accrued rent and/or accounts receivable balances are no longer probable of collection then the balances are written-off and the lease is recognized on a cash basis. During the six months ended June 30, 2023 and 2022, the Company recorded a decrease in its general allowance for credit losses of $1.2 million and an increase of $1.1 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had a general allowance of $4.2 million and $5.4 million, respectively.

During the six months ended June 30, 2023, Fund II received $2.0 million, or $1.1 million at the Company’s share, of proceeds from the Century 21 Department Stores LLC bankruptcy claim. The proceeds are recorded in Other income on the Company’s condensed consolidated financial statements.

As Lessee

During the six months ended June 30, 2023, there were no leasing transactions where the Company acted as lessee.

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$225	225	$451	$451
Interest on lease liabilities	108	102	214	202
Subtotal	333	327	665	653
Operating lease cost	1,328	1,295	2,664	2,670
Variable lease cost	73	22	144	42
Total lease cost	$1,734	$1,644	$3,473	$3,365

Other Information
Weighted-average remaining lease term - finance leases (years)			31.6	32.3
Weighted-average remaining lease term - operating leases (years)			13.3	13.8
Weighted-average discount rate - finance leases			6.3%	6.3%
Weighted-average discount rate - operating leases			5.1%	5.1%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of June 30, 2023, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2023 (Remainder)	$115,959	$2,697	$—
2024	237,314	5,414	—
2025	211,514	5,329	—
2026	184,926	5,173	—
2027	161,412	4,373	—
Thereafter	668,805	20,067	12,549
	1,579,930	43,053	12,549
Interest	—	(9,608)	(5,313)
Total	$1,579,930	$33,445	$7,236

a)
Amount represents contractual lease maturities at June 30, 2023 including any extension options that management determined were reasonably certain of exercise.
b)
Minimum rental payments include $10.0 million of interest related to operating leases and $5.3 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

During the three and six months ended June 30, 2023 and 2022, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The Company’s Core Portfolio consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company’s Funds hold primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable which are held within the Core Portfolio or the Funds (Note 3). Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s condensed consolidated financial statements and are not presented in the Company’s segments.

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended June 30, 2023
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$56,376	$33,572	$—	$—	$89,948
Depreciation and amortization	(20,035)	(14,021)	—	—	(34,056)
Property operating expenses and real estate taxes	(15,055)	(10,536)	—	—	(25,591)
General and administrative expenses	—	—	—	(10,643)	(10,643)
Impairment charges	—	—	—	—	—
Gain on disposition of properties	—	—	—	—	-
Operating income	21,286	9,015	—	(10,643)	19,658
Interest and other income	—	—	4,970	—	4,970
Realized and unrealized holding gains on investments and other	1,815	—	—	—	1,815
Equity in earnings (losses) of unconsolidated affiliates	924	(2,361)	—	—	(1,437)
Interest expense	(10,990)	(11,099)	—	—	(22,089)
Income tax provision	—	—	—	(165)	(165)
Net income (loss)	13,035	(4,445)	4,970	(10,808)	2,752
Net loss attributable to redeemable noncontrolling interests	—	1,091	—	—	1,091
Net (income) loss attributable to noncontrolling interests	(735)	6,168	—	—	5,433
Net income attributable to Acadia	$12,300	$2,814	$4,970	$(10,808)	$9,276

	For the Three Months Ended June 30, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$53,225	$31,034	$—	$—	$84,259
Depreciation and amortization	(20,061)	(14,910)	—	—	(34,971)
Property operating expenses and real estate taxes	(14,932)	(10,263)	—	—	(25,195)
General and administrative expenses	—	—	—	(10,661)	(10,661)
Gain on disposition of properties	—	12,216	—	—	12,216
Operating income	18,232	18,077	—	(10,661)	25,648
Interest and other income	—	—	2,961	—	2,961
Realized and unrealized holding (losses) gains on investments and other	—	(26,383)	100	—	(26,283)
Equity in earnings of unconsolidated affiliates	788	492	—	—	1,280
Interest expense	(8,519)	(10,703)	—	—	(19,222)
Income tax provision	—	—	—	(209)	(209)
Net income (loss)	10,501	(18,517)	3,061	(10,870)	(15,825)
Net (income) loss attributable to noncontrolling interests	(366)	15,817	—	—	15,451
Net income (loss) attributable to Acadia	$10,135	$(2,700)	$3,061	$(10,870)	$(374)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Six Months Ended June 30, 2023
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$106,172	$65,615	$—	$—	$171,787
Depreciation and amortization	(38,694)	(28,535)	—	—	(67,229)
Property operating expenses and real estate taxes	(31,164)	(21,039)	—	—	(52,203)
General and administrative expenses	—	—	—	(20,589)	(20,589)
Operating income	36,314	16,041	—	(20,589)	31,766
Interest and other income	—	—	9,788	—	9,788
Realized and unrealized holding gains on investments and other	3,393	24,995	184	—	28,572
Equity in earnings (losses) of unconsolidated affiliates	2,723	(4,131)	—	—	(1,408)
Interest expense	(21,660)	(22,016)	—	—	(43,676)
Income tax provision	—	—	—	(288)	(288)
Net income	20,770	14,889	9,972	(20,877)	24,754
Net loss attributable to redeemable noncontrolling interests	—	3,166	—	—	3,166
Net income attributable to noncontrolling interests	(1,637)	(3,647)	—	—	(5,284)
Net income attributable to Acadia	$19,133	$14,408	$9,972	$(20,877)	$22,636

Real estate at cost (a)	$2,613,206	$1,669,773	$—	$—	$4,282,979
Total assets (a)	$2,580,565	$1,499,692	$123,902	$—	$4,204,159
Cash paid for acquisition of real estate	$—	$—	$—	$—	$—
Cash paid for development and property improvement costs	$15,560	$15,010	$—	$—	$30,570

	As of or for the Six Months Ended June 30, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$101,574	$64,192	$—	$—	$165,766
Depreciation and amortization	(37,736)	(30,948)	—	—	(68,684)
Property operating expenses and real estate taxes	(29,572)	(20,253)	—	—	(49,825)
General and administrative expenses	—	—	—	(22,598)	(22,598)
Gain on disposition of properties	—	41,031	—	—	41,031
Operating income	34,266	54,022	—	(22,598)	65,690
Interest and other income	—	—	5,896	—	5,896
Realized and unrealized holding gains (losses) on investments and other	1,163	(11,816)	100	—	(10,553)
Equity in earnings of unconsolidated affiliates	2,405	2,005	—	—	4,410
Interest expense	(16,115)	(21,032)	—	—	(37,147)
Income tax provision	—	—	—	(24)	(24)
Net income	21,719	23,179	5,996	(22,622)	28,272
Net income attributable to noncontrolling interests	(1,486)	(10,322)	—	—	(11,808)
Net income attributable to Acadia	$20,233	$12,857	$5,996	$(22,622)	$16,464

Real estate at cost (a)	$2,606,083	$1,729,074	$—	$—	$4,335,157
Total assets (a)	$2,513,011	$1,788,567	$137,306	$—	$4,438,884
Cash paid for acquisition of real estate	$242,633	$—	$—	$—	$242,633
Cash paid for development and property improvement costs	$16,248	$9,033	$—	$—	$25,281

a)
Real estate at cost and total assets for the Funds segment include $672.7 million and $660.0 million, or $275.9 million and $270.7 million net of noncontrolling interests, related to Fund II’s City Point property at June 30, 2023 and 2022, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Share Incentive and Other Compensation

Share Incentive Plan

In March and May of 2020, respectively, the Board and the Company’s shareholders, approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the number of Common Shares authorized for issuance by 2,650,000 shares to an aggregate of 2,829,953 shares. On March 22, 2023 and May 4, 2023, respectively, the Board and the Company’s shareholders approved the Amended and Restated 2020 Share Incentive Plan (the "Amended and Restated 2020 Plan") which further increased the number of Common Shares authorized for issuance by 3,100,000 to an aggregate of 3,883,564 shares (Note 16). In this report, references to issuances, compensation arrangements and expenses under the Amended and Restated 2020 Plan include issuances, compensation arrangements and expenses under the originally adopted 2020 Plan, as applicable. The 2020 Plan and the Amended and Restated 2020 Plan authorize the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. At June 30, 2023 a total of 3,798,208 shares remained available to be issued under the Amended and Restated 2020 Plan.

Restricted Shares and LTIP Units - Employees

During the six months ended June 30, 2023, the Company issued 739,734 LTIP Units and 22,314 restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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
•
Fifty percent (50%) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three-year forward-looking performance period relative to the constituents of the National Association of Real Estate Investment Trusts (“NAREIT”) Shopping Center Property Subsector and twenty five percent (25%) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the NAREIT Retail Property Sector (both on a non-weighted basis).
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

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $11.5 million for the six months ended June 30, 2023 and $13.1 million for the year ended December 31, 2022. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $2.8 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and $5.7 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively, and is recorded in General and administrative in the consolidated statements of operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the six months ended June 30, 2023, the Company issued 40,459 LTIP Units and 45,882 Restricted Shares to Trustees of the Company in connection with Trustee fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Vesting with respect to 10,427 of the LTIP Units and 15,850 of the Restricted Shares will be on the first anniversary of the date of issuance and 30,032 of the LTIP Units and 30,032 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. Additionally, during the six months ended June 30, 2023, the Company issued 2,433 Restricted Shares as compensation to a new Trustee of the Company. These Restricted Shares vest over three years with 33% vesting May 9, 2023 and the remaining amount vesting ratably on May 9, 2024 and May 9, 2025. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $1.1 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and is recorded in General and administrative in the consolidated statements of operations.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of June 30, 2023 or December 31, 2022.

The Company recognized $0.2 million of compensation expense related to the Program for the six months ended June 30, 2023 related to Funds III and V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2021	89,746	$16.87	1,415,195	$20.85
Granted	45,813	20.98	637,818	21.04
Vested	(40,894)	19.75	(309,283)	22.86
Forfeited	(1,930)	31.82	(278,332)	31.16
Unvested at December 31, 2022	92,735	17.31	1,465,398	18.59
Granted	68,196	14.10	780,193	15.00
Vested	(41,268)	19.09	(354,352)	20.35
Forfeited	(2,050)	33.24	(92,589)	30.78
Unvested at June 30, 2023	117,613	$14.54	1,798,650	$16.03

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2023 and the year ended December 31, 2022 were $14.92 and $21.04, respectively. As of June 30, 2023, there was $21.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested during the six months ended June 30, 2023 and the year ended December 31, 2022, was $0.8 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the six months ended June 30, 2023 and the year ended December 31, 2022, was $7.2 million and $7.1 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Plans

On a combined basis, the Company incurred a total of $0.3 million of compensation expense related to the following employee benefit plans for each of the six months ended June 30, 2023 and 2022, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 8,114 and 3,674 Common Shares were purchased by employees under the Purchase Plan for the six months ended June 30, 2023 and 2022, respectively, and 180,529 shares remained available to be issued under the Purchase Plan.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of Restricted Share Units issued under the Company’s Amended and Restated 2020 Plan (Note 13). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

The effect of the conversion of Common OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying condensed consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Acadia shareholders	$9,276	$(374)	$22,636	$16,464
Less: earnings attributable to unvested participating securities	(247)	—	(490)	(408)
Income (loss) from continuing operations net of income attributable to participating securities for basic earnings per share	$9,029	$(374)	$22,146	$16,056

Denominator:
Weighted average shares for basic earnings per share	95,259,924	94,944,772	95,224,901	94,119,752
Weighted average shares for diluted earnings per share	95,259,924	94,944,772	95,224,901	94,119,752

Basic earnings per Common Share from continuing operations attributable to Acadia	$0.09	$0.00	$0.23	$0.17
Diluted earnings per Common Share from continuing operations attributable to Acadia	$0.09	$0.00	$0.23	$0.17

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	126,384	126,593	126,384	126,593
Series C Preferred OP Units - Common share equivalent	438,831	439,556	438,831	439,556
Restricted shares	96,143	69,948	96,143	69,948

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which the Company is the primary beneficiary. As of June 30, 2023 and December 31, 2022, the Company has identified seven consolidated VIEs, including the Operating Partnership and the Funds. Excluding the Operating Partnership and the Funds, the VIEs consisted of two in-service core properties: the Williamsburg Portfolio and 239 Greenwich Avenue. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. The Company consolidates these VIEs because it is the primary beneficiary in which the Company has (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance, and (ii) the obligation to absorb the entity's losses or receive benefits from the entity that could potentially be significant to the entity. The third parties’ interests in these consolidated entities are reflected as noncontrolling interests in the accompanying condensed consolidated financial statements and in Note 10.

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

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, substantially all of the assets and liabilities on the consolidated balance sheets represent the assets and liabilities of the Operating Partnership. As of June 30, 2023 and December 31, 2022, the consolidated balance sheets include the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(dollars in thousands)	June 30, 2023	December 31, 2022
VIE ASSETS
Operating real estate, net	$1,525,238	$1,466,381
Real estate under development	63,308	129,888
Investments in and advances to unconsolidated affiliates	108,031	210,922
Other assets, net	90,164	98,675
Right-of-use assets - operating leases, net	2,326	2,535
Cash and cash equivalents	12,008	13,330
Restricted cash	12,246	14,995
Rents receivable, net	17,710	17,915
Total VIE assets (a)	$1,831,031	$1,954,641

VIE LIABILITIES
Mortgage and other notes payable, net	$768,844	$761,166
Unsecured notes payable, net	1,996	51,202
Accounts payable and other liabilities	91,803	95,385
Lease liability - operating leases, net	2,437	2,657
Total VIE liabilities (a)	$865,080	$910,410
(a)
At June 30, 2023 and December 31, 2022, includes total VIE assets of $677.8 million and $678.1 million, respectively, and total VIE liabilities of $204.9 million and $200.4 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

The Company also holds variable interest in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary (Note 4). As of June 30, 2023 and December 31, 2022, the Company has determined that the following entities are VIEs: 1238 Wisconsin Avenue and Georgetown Portfolio. The Company's involvement with these entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss is limited to the amount of the Company's equity investment in these VIEs, except with regard to the Company's remaining $1.3 million construction commitment related to its investment in 1238 Wisconsin. The Company's aggregate investment in the unconsolidated VIEs assets was $44.7 million and $41.5 million at June 30, 2023 and December 31, 2022, respectively. The Company's aggregate investment in unconsolidated VIEs liabilities was $39.5 million and $49.2 million at June 30, 2023 and December 31, 2022, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. Subsequent Events

On July 3, 2023, Fund V acquired a shopping center, Cypress Creek, located in Tampa, Florida for approximately $49.4 million inclusive of transaction costs.

On July 7, 2023, Fund III modified its $35.9 million mortgage loan at its 640 Broadway property and extended the maturity date to October 9, 2023.

On July 15, 2023 a non-recourse Fund IV loan with an outstanding balance of $19.3 million, or $4.5 million at our share, matured and was in default. The loan accrues default interest at a rate of 4.00% per annum in excess of the interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of June 30, 2023, we own or have an ownership interest in 200 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at June 30, 2023 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	3	36	590,347	85.7%
New York Metro	—	29	394,588	90.6%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Dallas Metro	2	14	121,386	84.3%
Washington DC Metro	1	31	344,469	88.6%
Boston Metro	—	1	1,050	100.0%
Suburban	3	25	3,910,072	93.3%
Total Core Portfolio	11	138	5,385,669	91.8%
Acadia Share of Total Core Portfolio	11	138	5,024,780	92.2%

Fund Portfolio:
Fund II	—	1	536,278	66.3%
Fund III	1	1	4,637	91.6%
Fund IV	1	26	696,627	89.0%
Fund V	—	21	7,119,205	92.3%
Total Fund Portfolio	2	49	8,356,747	90.3%
Acadia Share of Total Fund Portfolio	2	49	1,824,344	87.6%

Total Core and Funds	13	187	13,742,416	90.9%
Acadia Share of Total Core and Funds	13	187	6,849,124	91.0%

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

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2023 AND SUBSEQUENT EVENTS

Investments

During the six months ended June 30, 2023, Fund V acquired one unconsolidated property on January 27, 2023, Mohawk Commons, located in Schenectady, New York, for $62.1 million, inclusive of transaction costs (Note 4). On July 3, 2023, Fund V acquired a shopping center, Cypress Creek, located in Tampa, Florida, for $49.4 million, inclusive of transaction costs (Note 16).

On January 20, 2023, through Mervyns II we received a special cash dividend of $28.2 million from our investment in Albertsons, of which our share was $11.3 million. Additionally, following the expiration of the lock-up period and distribution of 2.5 million shares of Albertsons to our partners, we directly own 1.6 million shares of Albertsons (Note 4, Note 8).

Financing Activity

During the six months ended June 30, 2023, we (Note 7):

•
extended four Fund mortgages, two of which were extended in the first quarter totaling $58.0 million (excluding principal reductions of $0.2 million), and two of which were extended in the second quarter totaling $61.3 million;
•
refinanced three Fund mortgages in the second quarter totaling $78.4 million;
•
through Fund V, entered into one new mortgage at an unconsolidated property for $39.7 million, refinanced a $36.0 million mortgage loan at an unconsolidated property;
•
through Fund IV extended a $21.8 million property mortgage at an unconsolidated property;
•
through Fund V modified its subscription line and extended the maturity date to November 1, 2023; and
•
made scheduled principal payments of $3.8 million.

Structured Financing Investments

During the six months ended June 30, 2023, we funded $3.8 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4). Through Fund V, we refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition with the aforementioned $36.0 million mortgage loan.

Economic and Other Considerations

The year ended December 31, 2022 and quarter ended June 30, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as LIBOR, SOFR and the Prime Rate and cost of borrowing. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. We also continue to see consumer confidence and we expect to continue to add value to our portfolio by executing on our current leasing momentum, our active development and redevelopment projects, and leasing pipeline. Except for increased interest costs, we have not experienced any material negative impacts at this time and we intend to actively manage our business to respond to the ongoing economic and social impact from such events.

On April 23, 2023, Bed Bath and Beyond, Inc. (“Bed Bath and Beyond”) filed Chapter 11 bankruptcy protection. Bed Bath and Beyond has leases at two locations within our Core Portfolio and three locations in our Fund Portfolio, with aggregate GLA of 124,432 square feet and 59,391 square feet, representing 2.1% and 0.7% of Core and Fund GLA, respectively. As a result of their bankruptcy filing, Bed Bath and Beyond has rejected both leases within our Core Portfolio and one lease within our Fund Portfolio. Regarding the other two leases within the Fund Portfolio, one has been assumed by another tenant and one is in the bankruptcy auction process. As a result of the bankruptcy filing, for the six months ended June 30, 2023, we have accelerated the amortization of the below-market lease intangibles of $8.1 million related to the Bed Bath and Beyond lease terminations. In addition, during the first quarter, we signed a new 15-year lease for the entirety of one of the locations in the Core Portfolio. While our exposure in the Fund portfolio is limited, and we have not experienced any material negative impacts at this time, the bankruptcy of any of our tenants, which may cause them to reject their leases, or not to renew their leases as they expire, could have an adverse effect on our cash flows or property values..

RESULTS OF OPERATIONS

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The results of operations by reportable segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	June 30, 2023				June 30, 2022				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$56.4	$33.6	$—	$89.9	$53.2	$31.0	$—	$84.3	$3.2	$2.6	$—	$5.6
Depreciation and amortization	(20.0)	(14.0)	—	(34.1)	(20.1)	(14.9)	—	(35.0)	(0.1)	(0.9)	—	(0.9)
Property operating expenses and real estate taxes	(15.1)	(10.5)	—	(25.6)	(14.9)	(10.3)	—	(25.2)	0.2	0.2	—	0.4
General and administrative expenses	—	—	—	(10.6)	—	—	—	(10.7)	—	—	—	(0.1)
Gain on disposition of properties	—	—	—	—	—	12.2	—	12.2	—	(12.2)	—	(12.2)
Operating income	21.3	9.0	—	19.7	18.2	18.1	—	25.6	3.1	(9.1)	—	(5.9)
Interest and other income	—	—	5.0	5.0	—	—	3.0	3.0	—	—	2.0	2.0
Realized and unrealized holding gains (losses) on investments and other	1.8	—	—	1.8	—	(26.4)	0.1	(26.3)	1.8	26.4	(0.1)	28.1
Equity in earnings (losses) of unconsolidated affiliates	0.9	(2.4)	—	(1.4)	0.8	0.5	—	1.3	0.1	(2.9)	—	(2.7)
Interest expense	(11.0)	(11.1)	—	(22.1)	(8.5)	(10.7)	—	(19.2)	2.5	0.4	—	2.9
Income tax (provision) benefit	—	—	—	(0.2)	—	—	—	(0.2)	—	—	—	—
Net income (loss)	13.0	(4.4)	5.0	2.8	10.5	(18.5)	3.1	(15.8)	2.5	14.1	1.9	18.6
Net loss attributable to redeemable noncontrolling interests	—	1.1	—	1.1	—	—	—	—	—	1.1	—	1.1
Net (income) loss attributable to noncontrolling interests	(0.7)	6.2	—	5.4	(0.4)	15.8	—	15.5	(0.3)	(9.6)	—	(10.1)
Net income attributable to Acadia	$12.3	$2.8	$5.0	$9.3	$10.1	$(2.7)	$3.1	$(0.4)	$2.2	$5.5	$1.9	$9.7

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $2.2 million for the three months ended June 30, 2023 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $3.2 million for the three months ended June 30, 2023 compared to the prior year period primarily due to (i) a $7.8 million acceleration of a below market lease for a bankrupt tenant, and (ii) $2.0 million from Core tenant lease up in 2022 and 2023, offset by (i) a $2.8 million decrease from termination income received in 2022, (ii) $2.7 million decrease from vacating tenants and (iii) a $0.7 million increase associated with revenues deemed uncollectible in 2023.

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio increased $1.8 million for the three months ended June 30, 2023 compared to the prior year period primarily due to the mark-to-market adjustment on the Investment in Albertsons in 2023. In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company directly owns 1.6 million shares of Albertsons at June 30, 2023, which are now included in the Core portfolio (Note 4, Note 8).

Interest expense for our Core Portfolio increased $2.5 million for the three months ended June 30, 2023 compared to the prior year period primarily due to higher average outstanding borrowings and interest rates in 2023 (Note 7).

Funds (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $5.5 million for the three months ended June 30, 2023 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $2.6 million for the three months ended June 30, 2023 compared to the prior year period primarily due to (i) $2.8 million from new tenant lease up in 2022 and 2023 and (ii) $2.0 million from settlement income related to a tenant. These increases were offset by (i) $1.2 million from Fund property dispositions in 2022 and (ii) a $0.8 million increase associated with revenues deemed uncollectible in 2023.

Gain on disposition of properties for the Funds decreased $12.2 million for the three months ended June 30, 2023 compared to the prior year period due to the sale of Lincoln Place at Fund V in 2022 (Note 2).

Realized and unrealized holding gains on investments and other for the Funds increased $26.4 million for the three months ended June 30, 2023 compared to the prior year period primarily due to the $26.9 million mark-to-market adjustment and dividend income received on the Investment in Albertsons in 2023. In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company directly owns 1.6 million shares of Albertsons at June 30, 2023, which are now included in the Core portfolio (Note 4, Note 8).

Equity in earnings (losses) of unconsolidated affiliates for the Funds decreased $2.9 million for the three months ended June 30, 2023 compared to the prior year period primarily due to new unconsolidated Fund acquisitions in 2022 and 2023 (Note 4).

Net loss attributable to redeemable noncontrolling interests for the Funds increased $1.1 million for the three months ended June 30, 2023 compared to the prior year period due to the issuance of the City Point Loan in August 2022 (Note 10). The Company did not allocate any income to redeemable noncontrolling interests for the Funds for the three months ended June 30, 2022.

Net (income) loss attributable to noncontrolling interests for the Funds decreased $9.6 million for the three months ended June 30, 2023 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $2.3 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively.

Structured Financing

Interest and other income for the Structured Financing portfolio increased $2.0 million for the three months ended June 30, 2023 compared to the prior year period primarily due to the City Point loan issued during 2022 (Note 10).

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

The results of operations by reportable segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended				Six Months Ended
	June 30, 2023				June 30, 2022				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$106.2	$65.6	$—	$171.8	$101.6	$64.2	$—	$165.8	$4.6	$1.4	$—	$6.0
Depreciation and amortization	(38.7)	(28.5)	—	(67.2)	(37.7)	(30.9)	—	(68.7)	1.0	(2.4)	—	(1.5)
Property operating expenses and real estate taxes	(31.2)	(21.0)	—	(52.2)	(29.6)	(20.3)	—	(49.8)	1.6	0.7	—	2.4
General and administrative expenses	—	—	—	(20.6)	—	—	—	(22.6)	—	—	—	(2.0)
Gain on disposition of properties	—	—	—	—	—	41.0	—	41.0	—	(41.0)	—	(41.0)
Operating income (loss)	36.3	16.0	—	31.8	34.3	54.0	—	65.7	2.0	(38.0)	—	(33.9)
Interest and other income	—	—	9.8	9.8	—	—	5.9	5.9	—	—	3.9	3.9
Realized and unrealized holding gains (losses) on investments and other	3.4	25.0	0.2	28.6	1.2	(11.8)	0.1	(10.6)	2.2	36.8	0.1	39.2
Equity in (losses) earnings of unconsolidated affiliates	2.7	(4.1)	—	(1.4)	2.4	2.0	—	4.4	0.3	(6.1)	—	(5.8)
Interest expense	(21.7)	(22.0)	—	(43.7)	(16.1)	(21.0)	—	(37.1)	5.6	1.0	—	6.6
Income tax benefit (provision)	—	—	—	(0.3)	—	—	—	-	—	—	—	(0.3)
Net income (loss)	20.8	14.9	10.0	24.8	21.7	23.2	6.0	28.3	(0.9)	(8.3)	4.0	(3.5)
Net loss attributable to redeemable noncontrolling interests	—	3.2	—	3.2	—	—	—	—	—	3.2	—	3.2
Net income attributable to noncontrolling interests	(1.6)	(3.6)	—	(5.3)	(1.5)	(10.3)	—	(11.8)	(0.1)	6.7	—	6.5
Net income (loss) attributable to Acadia	$19.1	$14.4	$10.0	$22.6	$20.2	$12.9	$6.0	$16.5	$(1.1)	$1.5	$4.0	$6.1

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $1.1 million for the six months ended June 30, 2023 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $4.6 million for the six months ended June 30, 2023 compared to the prior year period primarily due to (i) a $7.8 million acceleration of a below market lease for a bankrupt tenant, (ii) a $2.8 million increase from Core Portfolio property acquisitions in 2022 (Note 2), and (iii) $3.6 million from lease up within the Core Portfolio. These increases were offset by (i) $3.5 million from termination income received in 2022, (ii) a $2.7 million increase associated with revenues deemed uncollectible in 2023, (iii) $2.6 million from vacating tenants and (iv) $0.7 million from Fund property dispositions.

Depreciation and amortization for our Core Portfolio increased $1.0 million for the six months ended June 30, 2023 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2022.

Property operating expenses and real estate taxes for our Core Portfolio increased $1.6 million for the six months ended June 30, 2023 compared to the prior year period primarily due to an increase in non-recurring repair and maintenance in 2023.

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio includes a $3.3 million mark-to-market adjustment on the Investment in Albertsons in 2023 and a $1.2 million bargain purchase gain on the acquisition of the Williamsburg Collection in 2022 (Note 2). In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company directly owns 1.6 million shares of Albertsons at June 30, 2023, which are now included in the Core portfolio (Note 4, Note 8).

Interest expense for our Core Portfolio increased $5.6 million for the six months ended June 30, 2023 compared to the prior year period due to (i) $3.7 million from higher average interest rates in 2023, and (ii) $2.8 million from higher average outstanding borrowings in 2023, which were partially offset by $0.7 million from higher capitalized interest in 2023.

Net income attributable to noncontrolling interests for our Core Portfolio decreased $0.1 million for the six months ended June 30, 2023 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $1.5 million for the six months ended June 30, 2023 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $1.4 million for the six months ended June 30, 2023 compared to the prior year period primarily due to (i) $4.6 million from new tenant lease up in 2022 and 2023 and (ii) $2.0 million from settlement income related to a tenant. These increases were offset by (i) $3.6 million from Fund property dispositions in 2022 (Note 2) and (ii) a $1.3 million increase in associated with revenues deemed uncollectible in 2023.

Depreciation and amortization for the Funds decreased $2.4 million for the six months ended June 30, 2023 compared to the prior year period primarily due to Fund property dispositions in 2022.

Gain on disposition of properties for the Funds decreased $41.0 million for the six months ended June 30, 2023 compared to the prior year period due to the sales of Cortlandt Crossing at Fund III, Lincoln Place, Mayfair and Dauphin at Fund IV and a New Towne outparcel at Fund V in 2022 (Note 2).

Realized and unrealized holding gains (losses) on investments and other for the Funds increased $36.8 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to (i)a $28.2 million increase in dividend income from Albertsons in 2023 and by (ii) a $14.3 million decrease in the mark-to-market adjustment on the Investment in Albertsons in 2022, offset by (i) a $2.0 million decrease in the mark-to-market adjustment on the Investment in Albertsons in 2023, and (ii) a $1.4 million distribution from the Storage Post Management Company in 2022. (Note 4).

Equity in earnings (losses) of unconsolidated affiliates for the Funds decreased $6.1 million for the six months ended June 30, 2023 compared to the prior year period due to new unconsolidated Fund acquisitions in 2022 and 2023 (Note 4).

Interest expense for the Funds increased $1.0 million for the six months ended June 30, 2023 compared to the prior year period primarily due to $7.1 million from higher average interest rates in 2023 offset by $4.4 million from lower average outstanding borrowings in 2023 and $1.9 million from higher capitalized interest in 2023.

Net loss attributable to redeemable noncontrolling interests for the Funds increased $3.2 million for the six months ended June 30, 2023 compared to the prior year period due to the City Point Loan in August 2022 (Note 10). The Company did not allocate any income to redeemable noncontrolling interests for the Funds for the six months ended June 30, 2022.

Net (income) loss attributable to noncontrolling interests for the Funds increased $6.7 million for the six months ended June 30, 2023 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $4.8 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest and other income for the Structured Financing portfolio increased $3.9 million for the six months ended June 30, 2023 compared to the prior year period primarily due to the City Point Loan in 2022.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expenses decreased $2.0 million for the six months ended June 30, 2023 compared to the prior year period due to $2.0 million related to acquisition costs in the prior year but not the current year (Note 2).

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Consolidated operating income	$19,658	$25,648	$31,766	$65,690
Add back:
General and administrative	10,643	10,661	20,589	22,598
Depreciation and amortization	34,056	34,971	67,229	68,684
Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(13,088)	(5,851)	(15,330)	(12,608)
Gain on disposition of properties	—	(12,216)	—	(41,031)
Consolidated NOI	51,269	53,213	104,254	103,333

Redeemable noncontrolling interest in consolidated NOI	(1,182)	—	(2,399)	—
Noncontrolling interest in consolidated NOI	(13,730)	(15,377)	(28,205)	(31,254)
Less: Operating Partnership's interest in Fund NOI included above	(4,765)	(3,634)	(9,802)	(7,478)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	4,141	3,413	8,100	7,054
NOI - Core Portfolio	$35,733	$37,615	$71,948	$71,655

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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties that we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Core Portfolio NOI	$35,733	$37,615	$71,948	$71,655
Less properties excluded from Same-Property NOI	(7,076)	(10,318)	(15,107)	(18,006)
Same-Property NOI	$28,657	$27,297	$56,841	$53,649

Percent change from prior year period	5.0%		5.9%

Components of Same-Property NOI:
Same-Property Revenues	$40,261	$38,803	$81,069	$77,270
Same-Property Operating Expenses	(11,604)	(11,506)	(24,228)	(23,621)
Same-Property NOI	$28,657	$27,297	$56,841	$53,649

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

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	19	19	36	36
GLA commencing	234,363	234,363	288,914	288,914
New base rent	$21.53	$22.11	$23.40	$24.15
Expiring base rent	$19.04	$18.19	$20.84	$19.83
Percent growth in base rent	13.1%	21.6%	12.3%	21.7%
Average cost per square foot (a)	$4.85	$4.85	$4.41	$4.41
Weighted average lease term (years)	7.0	7.0	6.6	6.6

(a) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance due to its widespread acceptance and use within the REIT investor and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its RCP investments, such as Albertsons) in FFO. A reconciliation of net income (loss) attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss) attributable to Acadia	$9,276	$(374)	$22,636	$16,464

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	28,248	26,597	54,692	50,910
Gain on disposition of properties (net of noncontrolling interests' share)	—	(2,961)	—	(9,837)
Income attributable to Common OP Unit holders	574	28	1,368	1,026
Distributions - Preferred OP Units	123	123	246	246
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic	$38,221	$23,413	$78,942	$58,809

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	95,259,924	94,944,772	95,224,901	94,119,752
Weighted-average OP Units outstanding	6,918,443	5,311,396	6,835,840	5,313,646
Basic weighted-average shares and OP Units outstanding, FFO	102,178,367	100,256,168	102,060,741	99,433,398
Assumed conversion of Preferred OP Units to Common Shares	463,898	25,067	463,898	25,067
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	—	—	—	439,556
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	102,642,265	100,281,235	102,524,639	99,898,021

Diluted Funds from operations, per Common Share and Common OP Unit	$0.37	$0.23	$0.77	$0.59

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2023, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $34.3 million.

Investments

During the six months ended June 30, 2023, Fund V acquired one unconsolidated property, Mohawk Commons, located in Schenectady, New York, for $62.1 million, inclusive of transaction costs (Note 4). On July 3, 2023, Fund V acquired a shopping center, Cypress Creek, located in Tampa, Florida, for $49.4 million, inclusive of transaction costs (Note 16).

Structured Financing Investments

During the six months ended June 30, 2023, we funded $3.8 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4).

Capital Commitments

During the six months ended June 30, 2023, we made capital contributions aggregating $8.7 million to our Funds, including $2.0 million to Fund II for City Point. At June 30, 2023, our share of the remaining capital commitments to our Funds aggregated $36.9 million as follows:

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

Development Activities

During the six months ended June 30, 2023, capitalized costs associated with development activities totaled $7.6 million (Note 2). At June 30, 2023, we had a total of twelve consolidated and one unconsolidated project under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $67.0 million to $94.2 million, and our estimated share was approximately $42.4 million to $59.4 million. Substantially all remaining development and redevelopment costs are discretionary, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2023	2022

Total Debt - Fixed and Effectively Fixed Rate	$1,457,789	$1,440,773
Total Debt - Variable Rate	316,763	364,641
	1,774,552	1,805,414
Net unamortized debt issuance costs	(11,820)	(12,697)
Unamortized premium	292	343
Total Indebtedness	$1,763,024	$1,793,060

As of June 30, 2023, our consolidated indebtedness aggregated $1,774.6 million, excluding unamortized premium of $0.3 million and net unamortized loan costs of $11.8 million, and were collateralized by 32 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.65% with maturities that ranged from July 15, 2023 to April 15, 2035, without regard to available extension options. With respect to the debt maturing in July and August 2023, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance on favorable terms or at all. One non-recourse Fund IV loan with an outstanding balance of $19.3 million, or $4.5 million at our share, matured and was in default at June 30, 2023. On July 15, 2023 the loan matured and was not repaid and accrues default interest at a rate of 4.00% per annum in excess of the interest rate. Taking into consideration $1,251.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,457.8 million of the portfolio debt, or 82.1%, was fixed at a 4.45% weighted-average interest rate and $316.8 million, or 17.9% was floating at a 7.05% weighted average interest rate as of June 30, 2023. Our variable-rate debt includes $144.3 million of debt subject to interest rate caps.

Without regard to available extension options, at June 30, 2023 there was $150.8 million of debt maturing in 2023 at a weighted-average interest rate of 7.82%; there was $3.8 million of scheduled principal amortization due in the remainder of 2023; and our share of scheduled remaining 2023 principal payments and maturities on our unconsolidated debt was $46.3 million. In addition, $76.1 million of our total consolidated debt and $21.3 million of our pro-rata share of unconsolidated debt will come due by June 30, 2024. With respect to the debt maturing in 2023 and 2024, we have options to extend consolidated debt aggregating $2.0 million and $0.0 million at June 30, 2023, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. Fund III modified its $35.9 million mortgage loan at its 640 Broadway property and extended the maturity date to October 9, 2023 (Note 16). For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of June 30, 2023 (Note 10). We did not repurchase any shares under this program during the six months ended June 30, 2023.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at June 30, 2023 totaled $17.2 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and our share of Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and may issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. We did not make any sales under the ATM program during the six months ended June 30, 2023.

Fund Capital

During the six months ended June 30, 2023, Fund V called for capital contributions of $39.1 million, of which our aggregate share was $8.7 million. At June 30, 2023, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were zero, $1.4 million, $32.2 million and $106.3 million, respectively.

Other Transactions

During the six months ended June 30, 2023, we recognized cash dividends totaling $28.7 million related to the special dividend received from Mervyns II investment in Albertsons, of which our share was $11.6 million (Note 4). The contractual lock-up restrictions on our investment in Albertsons expired in January 2023, and we now own 1.6 million shares directly, which had a fair value of $35.9 million at June 30, 2023 (Note 4, Note 8).

In April and June 2023, Fund II received $2.0 million, or $1.1 million at the Company’s share, of proceeds from the Century 21 Department Stores LLC bankruptcy claim (Note 11).

Structured Financing Repayments

During the six months ended June 30, 2023, Fund V refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition. We also have one Structured Financing investment in the amount of $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) that previously matured and has not been repaid (Note 3).

Financing and Debt

As of June 30, 2023, we had $210.9 million of additional capacity under existing Core Portfolio and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 94 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

Inflation and Economic Condition Considerations

The year ended December 31, 2022 and six months ended June 30, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Central banks have responded to rapidly rising inflation by tightening monetary policies that are likely to create headwinds to economic growth. The Federal Reserve has raised interest rates nine times since January 2022, and has signaled that further interest rate increases may be forthcoming throughout 2023 and into 2024. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as LIBOR, SOFR and the Prime Rate. As of June 30, 2023, approximately 82.1% of our outstanding debt is fixed or effectively fixed rate with the remaining 17.9% indexed to LIBOR, SOFR or Prime plus an applicable margin per the loan agreement. As of June 30, 2023, we were counterparty to 36 interest rate swap agreements and four interest rate cap agreements, all of which qualify for and are designated as hedging instruments, which helps to alleviate the impact of rising interest rates on our operations.

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

On April 23, 2023, Bed Bath and Beyond filed Chapter 11 bankruptcy protection causing them to reject their leases at several of our properties. Bed Bath and Beyond’s leases represents two locations within our Core Portfolio and three locations in our Fund Portfolio. The bankruptcy of any of our tenants, which may cause them to reject their leases, or not to renew their leases as they expire, could have an adverse effect on our cash flows or property values. For the six months ended June 30, 2023, we accelerated the amortization of the below-market lease intangible of $8.1 million related to the Bed Bath and Beyond lease termination.

While we have not experienced any material negative impacts at this time, we intend to actively manage our business to respond to the ongoing economic and social impact from such events. See Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2023 with the cash flow for the six months ended June 30, 2022 (in millions, totals may not add due to rounding):

	Six Months Ended June 30,
	2023	2022	Variance

Net cash provided by operating activities	$89.5	$64.8	$24.7
Net cash used in investing activities	(26.7)	(141.9)	115.2
Net cash (used in) provided by financing activities	(65.5)	84.5	(150.0)
(Decrease) increase in cash and restricted cash	$(2.7)	$7.4	$(10.1)

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from dividend income and rental revenue, and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Our operating activities provided $24.7 million more cash for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the $28.2 million dividend received from our investment in Albertsons in 2023.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities used $115.2 million less cash for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to (i) $241.3 million less cash used for the acquisition of properties and (ii) $70.8 million less cash used in our investments in and advances to unconsolidated affiliates These sources of cash were primarily offset by (i) $156.8 million less cash received from the disposition of properties, and (ii) $19.5 million less cash received from return of capital from unconsolidated affiliates, (iii) $16.0 million less cash received from repayment of notes receivable and (iv) $5.3 million more cash used in development, construction, and property improvements.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities used $150.0 million more cash during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily from (i) $119.5 million less cash provided by the sale of Common Shares, (ii) $68.6 million less cash provided by contributions from noncontrolling interests, and (iii) $3.8 million more cash used in dividends paid to Common shareholders. These decreases were offset by (i) $20.0 million less cash used for distributions to noncontrolling interests, (ii) $18.5 million less cash used for the acquisition of noncontrolling interests, and (iii) $2.0 million less cash received in proceeds from debt.

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

See Note 4 in the Notes to Condensed Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		June 30, 2023
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Renaissance	20.0%	$32.0	5.63%	Aug 2023
Eden	22.8%	5.0	7.40%	Sep 2023
Gotham	49.0%	8.6	6.83%	Sep 2023
3104 M Street	20.0%	0.8	8.25%	Jan 2024
Crossroads	49.0%	29.5	3.94%	Oct 2024
Tri City Plaza(c)	18.1%	6.9	2.94%	Oct 2024
Frederick Crossing(c)	18.1%	4.3	3.26%	Dec 2024
Paramus Plaza(b)	11.6%	3.3	7.41%	Dec 2024
Frederick County Square(c)	18.1%	4.2	4.00%	Jan 2025
840 N Michigan	88.4%	65.0	4.36%	Feb 2025
Wood Ridge Plaza(b)	18.1%	6.0	8.38%	Mar 2025
650 Bald Hill	20.8%	3.2	3.75%	Jun 2026
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale	18.0%	6.7	6.91%	Nov 2027
Georgetown	50.0%	7.3	4.72%	Dec 2027
Mohawk Commons	18.1%	7.2	5.80%	Mar 2028
Shoppes at South Hills	18.1%	5.8	5.95%	Mar 2028
Total		$205.8

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at June 30, 2023, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of June 30, 2023

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Condensed Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2023, we had total mortgage and other notes payable of $1,774.6 million, excluding the unamortized premium of $0.3 million and net unamortized debt issuance costs of $11.8 million, of which $1,457.8 million, or 82.1% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $316.8 million, or 17.9%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of June 30, 2023, we were party to 36 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,251.9 million and $144.3 million of variable-rate debt, respectively. For a discussion of the risks associated with the discontinuation of LIBOR, see Item 1A. “Risk Factors—Risks Related to Our Liquidity and Indebtedness on our Annual Report on Form 10-K for the year ended December 31, 2022 — If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt”.

The following table sets forth information as of June 30, 2023 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$1.0	$—	$1.0	—%
2024	1.8	7.3	9.1	4.7%
2025	2.1	240.1	242.2	4.0%
2026	2.4	400.0	402.4	4.0%
2027	2.2	200.1	202.3	4.0%
Thereafter	4.3	161.6	165.9	4.2%
	$13.8	$1,009.1	$1,022.9

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$2.8	$150.8	$153.6	7.8%
2024	3.9	239.7	243.6	4.0%
2025	0.6	257.7	258.3	6.6%
2026	0.3	34.0	34.3	7.8%
2027	0.4	—	0.4	—%
Thereafter	0.2	61.3	61.5	6.0%
	$8.2	$743.5	$751.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$0.8	$45.5	$46.3	6.1%
2024	1.3	43.6	44.9	4.1%
2025	0.6	74.8	75.4	4.6%
2026	0.6	3.0	3.6	3.8%
2027	0.6	22.7	23.3	6.0%
Thereafter	—	12.3	12.3	5.9%
	$3.9	$201.9	$205.8

Without regard to available extension options, in the remainder of 2023, $154.6 million of our total consolidated debt and $46.3 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $252.8 million of our total consolidated debt and $44.9 million of our pro-rata share of unconsolidated debt will become due in 2024. As it relates to the aforementioned maturing debt in 2023 and 2024, we have options to extend consolidated debt aggregating $2.0 million and $0.0 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $5.0 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. Interest expense on our variable-rate debt of $316.8 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2023, would increase $3.2 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2023, the fair value of our total consolidated outstanding debt would decrease by approximately $7.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $6.5 million.

As of June 30, 2023, and December 31, 2022, we had consolidated notes receivable of $123.9 million and $123.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2023, the fair value of our total outstanding notes receivable would decrease by approximately $1.1 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.1 million.

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

Changes in Market Risk Exposures from December 31, 2022 to June 30, 2023

Our interest rate risk exposure from December 31, 2022, to June 30, 2023, has decreased on an absolute basis, as the $364.6 million of variable-rate debt as of December 31, 2022 has decreased to $316.8 million as of June 30, 2023. As a percentage of our overall debt, our interest rate exposure has decreased as our variable-rate debt accounted for 20.2% of our consolidated debt as of December 31, 2022 compared to 17.9% as of June 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2023, at a reasonable level of assurance.

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

ITEM 6. EXHIBITS.

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

10.1	Amended and Restated Acadia Realty Trust 2020 Share Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Dated: August 2, 2023