Form 10-Q
period 2023-09-30
ACADIA REALTY TRUST
filed 2023-10-31
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 24, 2023 there were 95,340,680 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical conditions and instability, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and rising inflation; (ii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (iv) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors, including the discontinuation of USD LIBOR, which was effected on June 30, 2023; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any public health crisis, such as the recent COVID-19 Pandemic, which adversely affected the Company and its tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (REIT) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; and (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands, except share and per share data)	2023	2022
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,482,675	$3,343,265
Real estate under development	92,729	184,602
Net investments in real estate	3,575,404	3,527,867
Notes receivable, net ($988 and $898 of allowance for credit losses as of September 30, 2023 and December 31, 2022, respectively)	123,813	123,903
Investments in and advances to unconsolidated affiliates	184,034	291,156
Other assets, net	243,498	229,591
Right-of-use assets - operating leases, net	30,180	37,281
Cash and cash equivalents	19,312	17,158
Restricted cash	7,868	15,063
Marketable securities	35,197	—
Rents receivable, net	50,415	49,506
Assets of properties held for sale	11,057	11,057
Total assets (a)	$4,280,778	$4,302,582

LIABILITIES
Mortgage and other notes payable, net	$961,611	$928,639
Unsecured notes payable, net	666,188	696,134
Unsecured line of credit	192,287	168,287
Accounts payable and other liabilities	221,586	196,491
Lease liability - operating leases, net	32,520	35,271
Dividends and distributions payable	18,519	18,395
Distributions in excess of income from, and investments in, unconsolidated affiliates	8,545	10,505
Total liabilities (a)	2,101,256	2,053,722
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	55,284	67,664
EQUITY
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 95,310,104 and 95,120,773 shares, respectively	95	95
Additional paid-in capital	1,950,212	1,945,322
Accumulated other comprehensive income	65,560	46,817
Distributions in excess of accumulated earnings	(330,639)	(300,402)
Total Acadia shareholders’ equity	1,685,228	1,691,832
Noncontrolling interests	439,010	489,364
Total equity	2,124,238	2,181,196
Total liabilities, redeemable noncontrolling interests, and equity	$4,280,778	$4,302,582

(a)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the "Operating Partnership"), which is a consolidated variable interest entity ("VIE") (Note 15). The consolidated balance sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,636.8 million and $1,466.4 million of Operating real estate, net; $28.1 million and $129.9 million of Real estate under development; $100.5 million and $210.9 million of Investments in and advances to unconsolidated affiliates; $97.4 million and $98.7 million of Other assets, net; $2.2 million and $2.5 million of Right-of-use assets - operating leases, net; $10.5 million and $13.3 million of Cash and cash equivalents; $7.4 million and $15.0 million of Restricted cash; $19.7 million and $17.9 million of Rents receivable, net; $795.6 million and $761.2 million of Mortgage and other notes payable, net; $20.3 million and $51.2 million of Unsecured notes payable, net; $122.2 million and $95.4 million of Accounts payable and other liabilities; $2.3 million and $2.7 million of Lease liability- operating leases, net as of September 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Revenues
Rental income	$79,961	$78,453	$248,839	$238,479
Other	1,431	1,493	4,340	7,233
Total revenues	81,392	79,946	253,179	245,712
Operating expenses
Depreciation and amortization	33,726	33,744	100,955	102,428
General and administrative	10,309	10,170	30,898	32,768
Real estate taxes	11,726	11,749	34,586	34,657
Property operating	15,254	13,810	44,597	40,727
Impairment charges	3,686	33,311	3,686	33,311
Total operating expenses	74,701	102,784	214,722	243,891

Gain on disposition of properties	—	8,885	—	49,916
Operating income (loss)	6,691	(13,953)	38,457	51,737
Equity in losses of unconsolidated affiliates	(4,865)	(50,579)	(6,273)	(46,169)
Interest and other income	5,087	3,994	14,875	9,890
Realized and unrealized holding gains (losses) on investments and other	1,664	(7,862)	30,236	(18,415)
Interest expense	(24,885)	(21,162)	(68,561)	(58,309)
(Loss) income from continuing operations before income taxes	(16,308)	(89,562)	8,734	(61,266)
Income tax benefit (provision)	40	17	(248)	(7)
Net (loss) income	(16,268)	(89,545)	8,486	(61,273)
Net loss attributable to redeemable noncontrolling interests	2,495	3,193	5,661	3,193
Net loss attributable to noncontrolling interests	12,347	30,461	7,063	18,653
Net (loss) income attributable to Acadia shareholders	$(1,426)	$(55,891)	$21,210	$(39,427)

Basic (loss) income per share	$(0.02)	$(0.59)	$0.21	$(0.42)
Diluted (loss) income per share	$(0.02)	$(0.61)	$0.21	$(0.43)

Weighted average shares for basic (loss) income per share	95,320	94,980	95,257	94,758
Weighted average shares for diluted (loss) income per share	95,320	95,251	95,257	94,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net (loss) income	$(16,268)	$(89,545)	$8,486	$(61,273)
Other comprehensive income:
Unrealized gain on valuation of swap agreements	26,763	44,114	45,034	96,899
Reclassification of realized interest on swap agreements	(9,478)	1,518	(24,293)	10,778
Other comprehensive income	17,285	45,632	20,741	107,677
Comprehensive income (loss)	1,017	(43,913)	29,227	46,404
Comprehensive loss attributable to redeemable noncontrolling interests	2,495	3,193	5,661	3,193
Comprehensive loss (income) attributable to noncontrolling interests	10,767	23,273	5,065	(3,126)
Comprehensive income (loss) attributable to Acadia shareholders	$14,279	$(17,447)	$39,953	$46,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2023 and 2022

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2023	95,297	$95	$1,947,779	$49,855	$(312,057)	$1,685,672	$452,437	$2,138,109	$59,833
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	11	—	182	—	—	182	(182)	—	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,156)	(17,156)	(1,338)	(18,494)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,332)
Employee and trustee stock compensation, net	2	—	212	—	—	212	2,353	2,565	—
Capital call receivable	—	—	—	—	—	—	(16,300)	(16,300)	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,754)	(1,754)	(37)
Noncontrolling interest contributions	—	—	—	—	—	—	16,600	16,600	315
Comprehensive income (loss)	—	—	—	15,705	(1,426)	14,279	(10,767)	3,512	(2,495)
Reallocation of noncontrolling interests	—	—	2,039	—	—	2,039	(2,039)	—	—
Balance at September 30, 2023	95,310	$95	$1,950,212	$65,560	$(330,639)	$1,685,228	$439,010	$2,124,238	$55,284

Balance at July 1, 2022	94,929	$95	$1,895,556	$11,240	$(214,279)	$1,692,612	$670,606	$2,363,218	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	20	—	333	—	—	333	(333)	—	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,092)	(17,092)	(1,276)	(18,368)	—
Acquisition of noncontrolling interest	—	—	44,605	—	—	44,605	(50,435)	(5,830)	—
City Point Loan	—	—	—	—	—	—	—	—	(65,405)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(1,564)
Employee and trustee stock compensation, net	2	—	183	—	—	183	1,997	2,180	—
Noncontrolling interest distributions	—	—	—	—	—	—	(24,632)	(24,632)	—
Noncontrolling interest contributions	—	—	—	—	—	—	9,572	9,572	65,945
Comprehensive income (loss)	—	—	—	38,444	(55,891)	(17,447)	(23,273)	(40,720)	(3,193)
Reclassification of redeemable noncontrolling interests	—	—	—	—	—	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests	—	—	(644)	—	—	(644)	644	—	—
Balance at September 30, 2022	94,951	$95	$1,940,033	$49,684	$(287,262)	$1,702,550	$506,301	$2,208,851	$72,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2023 and 2022

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2023	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	102	—	1,715	—	—	1,715	(1,715)	—	—
Dividends/distributions declared ($0.54 per Common Share/OP Unit)	—	—	—	—	(51,447)	(51,447)	(4,022)	(55,469)	—
City Point Loan	—	—	—	—	—	—	—	—	(796)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(6,995)
Employee and trustee stock compensation, net	87	—	1,476	—	—	1,476	8,719	10,195	—
Capital call receivable	—	—	—	—	—	—	(16,300)	(16,300)	—
Noncontrolling interest distributions	—	—	—	—	—	—	(78,114)	(78,114)	(38)
Noncontrolling interest contributions	—	—	—	—	—	—	47,842	47,842	1,110
Comprehensive income (loss)	—	—	—	18,743	21,210	39,953	(5,065)	34,888	(5,661)
Reallocation of noncontrolling interests	—	—	1,699	—	—	1,699	(1,699)	—	—
Balance at September 30, 2023	95,310	$95	$1,950,212	$65,560	$(330,639)	$1,685,228	$439,010	$2,124,238	$55,284

Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—
Issuance of Common Shares, net	5,525	6	119,479	—	—	119,485	—	119,485	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	71	—	1,147	—	—	1,147	(1,147)	—	—
Dividends/distributions declared ($0.54 per Common Share/OP Unit)	—	—	—	—	(51,190)	(51,190)	(3,846)	(55,036)	—
Acquisition of noncontrolling interest	—	—	67,475	—	—	67,475	(91,811)	(24,336)	—
City Point Loan	—	—	—	—	—	—	—	—	(65,405)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(1,564)
Employee and trustee stock compensation, net	51	—	871	—	—	871	7,669	8,540	—
Noncontrolling interest distributions	—	—	—	—	—	—	(72,187)	(72,187)
Noncontrolling interest contributions	—	—	—	—	—	—	109,422	109,422	65,945
Comprehensive income (loss)	—	—	—	85,898	(39,427)	46,471	3,126	49,597	(3,193)
Reclassification of redeemable noncontrolling interests	—	—	—	—	—	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests	—	—	(3,322)	—	—	(3,322)	3,322	—	—
Balance at September 30, 2022	94,951	$95	$1,940,033	$49,684	$(287,262)	$1,702,550	$506,301	$2,208,851	$72,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,486	$(61,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,955	102,428
Gain on disposition of properties and other investments	—	(51,389)
Net unrealized holding (gains) losses on investments	(1,282)	20,786
Stock compensation expense	10,195	8,540
Straight-line rents	(1,619)	(7,246)
Equity in losses of unconsolidated affiliates	6,273	46,169
Distributions of operating income from unconsolidated affiliates	2,907	8,192
Adjustments to straight-line rent reserves	—	(79)
Amortization of financing costs	4,661	4,100
Non-cash lease expense	2,702	2,584
Adjustments to allowance for credit loss	—	(779)
Acceleration of below market lease	(8,057)	—
Impairment charges	3,686	33,311
Other, net	(3,760)	(6,361)
Changes in assets and liabilities:
Rents receivable	747	3,523
Other liabilities	(127)	(817)
Accounts payable and accrued expenses	5,197	93
Prepaid expenses and other assets	(13,046)	1,296
Lease liability - operating leases	(2,751)	(2,600)
Net cash provided by operating activities	115,167	100,478
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(48,909)	(242,633)
Proceeds from the disposition of properties and other investments, net	—	195,367
Investments in and advances to unconsolidated affiliates	(30,563)	(148,430)
Development, construction and property improvement costs	(51,280)	(36,863)
Refund of deposits for properties under purchase contract	1,080	350
Deposits for properties under sale contract	1,515	—
Change in control of previously unconsolidated affiliate	—	3,592
Return of capital from unconsolidated affiliates	41,948	63,661
Payment of deferred leasing costs	(6,233)	(4,996)
Acquisition of investment interests	—	(4,527)
Proceeds from sale of marketable securities	2,371	—
Proceeds from repayment of notes receivable	—	29,530
Net cash used in investing activities	(90,071)	(144,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	158,889	823,262
Principal payments on unsecured debt	(165,833)	(621,180)
Proceeds from the sale of Common Shares	—	119,485
Capital contributions from noncontrolling interests	31,857	109,423
Principal payments on mortgage and other notes	(99,103)	(429,301)
Distributions to noncontrolling interests	(32,965)	(75,796)
Dividends paid to Common Shareholders	(51,413)	(47,494)
Proceeds received from mortgage and other notes	132,902	202,743
Deferred financing and other costs	(3,760)	(9,191)
Acquisition of noncontrolling interest	—	(24,336)
Payments of finance lease obligations	(711)	—
Net cash (used in) provided by financing activities	(30,137)	47,615
(Decrease) increase in cash and restricted cash	(5,041)	3,144
Cash of $17,158 and $17,746 and restricted cash of $15,063 and $9,813, respectively, beginning of period	32,221	27,559
Cash of $19,312 and $18,068 and restricted cash of $7,868 and $12,635, respectively, end of period	$27,180	$30,703

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $5,660 and $2,331 respectively (a)	$86,775	$41,922
Cash paid for income taxes, net of (refunds)	$248	$6

Supplemental disclosure of non-cash investing and financing activities
Distribution declared and payable on October 13, 2023 and October 14, 2022, respectively	$18,372	$18,244
Assumption of accounts payable and accrued expenses through acquisition of real estate	$465	$4,062
Issuance of note receivable used as capital contributions from redeemable noncontrolling interests	$796	$65,945
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$6,995	$1,564
Distributions to noncontrolling interests of marketable securities	$49,117	$—
Reclassification of investment in unconsolidated affiliate to marketable securities	$32,745	$—
Reclassification of noncontrolling interest in excess of amount paid to additional paid-in capital	$—	$67,475

Change in control of previously unconsolidated investment
Increase in real estate	$—	$(55,791)
Increase in mortgage notes payable	—	35,970
Decrease in investments in and advances to unconsolidated affiliates	—	17,822
Decrease in notes receivable	—	5,306
Decrease in reserve on note receivable	—	(4,582)
Decrease in accrued interest on notes receivable	—	4,691
Change in other assets and liabilities	—	176
Increase in cash and restricted cash upon change of control	$—	$3,592
(a)
Interest paid for the nine months ended September 30, 2023 and 2022 excludes the cash flows from net settlements on interest rate swap contracts, which was a net receipt of cash of $20.6 million and a net payment of $10.2 million, respectively.

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2023 and December 31, 2022, the Company controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of September 30, 2023, the Company has ownership interests in 149 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 52 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 201 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of September 30, 2023 (b)	Unfunded Commitment (b, c)	Equity Interest Held By Operating Partnership (a)	Preferred Return	Total Distributions as of September 30, 2023 (b, c)
Fund II and Mervyns II (c,d)	6/2004	61.67%	$559.4	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	488.1	41.9	23.12%	6%	221.4
Fund V	8/2016	20.10%	387.0	133.0	20.10%	6%	103.3

(a)
Amount represents the current economic ownership at September 30, 2023, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(b)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
(c)
During the second quarter of 2022, the Company increased its ownership in Fund II and Mervyns II through an acquisition of its partner's interest by 11.67%, from 28.33% to 40.00%, for $18.5 million. Additionally, during the third quarter of 2022, the Company increased its ownership in Fund II through an acquisition of a partner's interest by 21.67%, from 40.00% to 61.67%, for $5.8 million. Each of the remaining partners in Fund II have a right to put their equity interests to the Company which began in August 2023. As the Company retained its controlling interest, these additional investments were accounted for as equity transactions (Note 10).
(d)
During 2022, Mervyns II recalled $3.8 million of the $15.7 million recallable distribution, of which the Company's share is $1.2 million. In January 2023, following the expiration of the lock-up period, Mervyns II distributed the 2.5 million shares of its investment in Albertsons to its partners; the Company received 1.6 million shares (Note 4, Note 8).

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

Segments

At September 30, 2023, the Company had three reportable operating segments: Core Portfolio, Funds and Structured Financing. The Company’s chief operating decision maker may review operational and financial data on a property-level basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.

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

In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The guidance in this update defers the sunset date of ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments are effective for all entities in scope upon issuance of the ASU. The Company has transitioned all variable rate loans to SOFR or another applicable benchmark index and will apply the relief based Topic 848 in line with the sunset date.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	September 30,	December 31,
	2023	2022

Land	$880,882	$817,802
Buildings and improvements	3,072,499	2,987,594
Tenant improvements	250,452	216,899
Construction in progress	19,894	21,027
Right-of-use assets - finance leases (Note 11)	58,637	25,086
Total	4,282,364	4,068,408
Less: Accumulated depreciation and amortization	(799,689)	(725,143)
Operating real estate, net	3,482,675	3,343,265
Real estate under development	92,729	184,602
Net investments in real estate	$3,575,404	$3,527,867

Acquisitions

During the nine months ended September 30, 2023, the Company acquired the following consolidated retail property (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
Fund V 2023 Acquisition
Cypress Creek - Tampa, FL	100%	July 3, 2023	$49,374

For the nine months ended September 30, 2023, the Company capitalized $0.2 million of acquisition costs in connection with the Fund V 2023 Acquisition.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations

The purchase price for the Fund V 2023 Acquisition were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the date of acquisition. The Company determines the fair value of the individual components of income producing real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. The following table summarizes the allocation of the purchase price of the property acquired during the period presented (in thousands):

Nine Months Ended September 30,
2023
Net Assets Acquired
Land	$—
Buildings and improvements	39,637
Intangible assets (Note 6)	10,949
Accounts receivable, prepaids and other assets	—
Right-of-use asset - finance lease (Note 11)	25,314
Lease liability - finance lease (Note 11)	(22,076)
Accounts payable and other liabilities	—
Intangible liabilities (Note 6)	(4,450)
Net assets acquired	$49,374

Consideration
Cash	$48,909
Carrying value of note receivable exchanged in foreclosure (Note 3)	—
Existing interest in previously unconsolidated investment (Note 4)	—
Debt assumed	—
Liabilities assumed	465
Total consideration	49,374
Gain on bargain purchase	—
$49,374

The Company determines the fair value of the individual components of income producing real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during 2023 are as follows:

	2023
	Low	High
Exit Capitalization Rate	7.00%	7.00%
Annual net rental rate per square foot on acquired buildings	$12.00	$47.00
Annual net rental rate per square foot on acquired ground lease	$1.04	$1.91

The estimate of the portion of the "as-if vacant" value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

Dispositions

During the nine months ended September 30, 2023, the Company did not dispose of any consolidated retail properties and other real estate investments.

Properties Held for Sale

The Company had one property classified as held for sale at September 30, 2023 and December 31, 2022. Assets of the held for sale property consisted of the following:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2023	2022
Assets
Buildings and improvements	$12,562	$12,562
Land	3,380	3,380
Tenant improvements	1,010	1,010
Less: Accumulated depreciation and amortization	(5,895)	(5,895)
	$11,057	$11,057

Real Estate Under Development and Construction in Progress

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2023		Nine Months Ended September 30, 2023			September 30, 2023
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$54,817	$—	$9,914	$—	2	64,731
Fund II	—	34,072	—	633	34,705	—	—
Fund III	1	25,798	—	2,200	—	1	27,998
Fund IV	1	69,915	—	—	69,915	—	—
Total	4	$184,602	$—	$12,747	$104,620	3	$92,729

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At September 30, 2023, consolidated development projects included: portions of the Henderson 1 & 2 Portfolio in the Core Portfolio, and Broad Hollow Commons in Fund III. In addition, at September 30, 2023, the Company had one Core unconsolidated development project, 1238 Wisconsin Avenue (Note 4).

During the nine months ended September 30, 2023, the Company:

•
placed a portion of the building and improvements of one Fund IV property, 717 N. Michigan Avenue, into service in the first quarter and;
•
placed the remainder of the building and improvements of one Fund II property, City Point, into service in the third quarter.

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

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	September 30,	December 31,	September 30, 2023
Description	2023	2022	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$124,801	$124,801	5	Apr 2020 - Dec 2027	4.65% - 10.00%
Allowance for credit losses	(988)	(898)
Notes receivable, net	$123,813	$123,903	5

(a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million at September 30, 2023 and December 31, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Default

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at September 30, 2023 and December 31, 2022. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value at September 30, 2023 and December 31, 2022.

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

The Company’s estimated allowance for credit losses related to its Structured Financing segment has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring historical loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. Due to the lack of comparability across the Structured Financing portfolio, each loan was evaluated separately. As a result, the Company did not elect the collateral-dependent allowance for credit losses practical expedient for three of its loans with a total amortized cost of $117.9 million, inclusive of accrued interest of $16.9 million, for which an allowance for credit losses has been recorded aggregating $1.0 million at September 30, 2023. For two loans in this portfolio, aggregating $27.9 million, inclusive of accrued interest of $4.1 million at September 30, 2023, the Company has elected to apply the practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) these loans are collateral-dependent loans, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at September 30, 2023, the Company determined that the estimated fair value of the collateral at the expected realization date for these loans was sufficient to cover the carrying value of its investments in these notes receivable. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

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

The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	September 30,	December 31,
Portfolio	Property	September 30, 2023	2023	2022

Core:	Renaissance Portfolio	20%	$28,050	$28,755
	Gotham Plaza	49%	30,405	30,112
	Georgetown Portfolio (a)	50%	4,170	4,048
	1238 Wisconsin Avenue (a, b)	80%	17,995	14,502
			80,620	77,417

Mervyns II:	KLA/ABS (c)	36.7%	—	85,403

Fund IV:	Fund IV Other Portfolio	98.57%	5,400	7,914
	650 Bald Hill Road	90%	9,698	10,203
	Paramus Plaza	50%	203	936
			15,301	19,053

Fund V:	Family Center at Riverdale (d)	89.42%	3,641	4,995
	Tri-City Plaza	90%	7,163	8,422
	Frederick County Acquisitions	90%	12,037	12,240
	Wood Ridge Plaza	90%	11,395	12,751
	La Frontera Village	90%	19,062	20,803
	Shoppes at South Hills (e)	90%	11,522	44,677
	Mohawk Commons	90%	18,634	775
			83,454	104,663

Various:	Due from (to) Related Parties		262	305
	Other (f)		4,397	4,315
	Investments in and advances to unconsolidated affiliates		$184,034	$291,156

Core:	Crossroads (g)	49%	$8,324	$8,832
	840 N. Michigan Avenue (d, g)	88.43%	221	1,673
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$8,545	$10,505

(a)
Represents a VIE for which the Company is not the primary beneficiary (Note 15).
(b)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of September 30, 2023 and December 31, 2022 the note receivable from a related party had a balance of $12.3 million and $7.7 million, net of an allowance for credit losses of $0.1 million, and $0.1 million, respectively. The loan is collateralized by the venture members' equity interest in the entity that holds the 1238 Wisconsin development property, bears interest at Prime + 1.0% subject to a 4.5% floor, and matures on December 28, 2023. The loan has a one-year extension option and interest is recognized over the life of the loan.
(c)
At December 31, 2022, Mervyns II had an effective indirect ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons Companies Inc. ("Albertsons"), which is accounted for at fair value (Note 8). Mervyns II distributed the shares to its investors upon expiration of the lock-up agreement in January 2023, as further described below.
(d)
Represents a tenancy-in-common interest.
(e)
At December 31, 2022, includes a $31.7 million bridge loan from the Company to the venture that holds the property in its investment in Shoppes at South Hills. During the first quarter of 2023 the bridge loan was repaid (Note 2), as further described below.
(f)
Includes cost-method investments in Fifth Wall.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(g)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.

During the nine months ended September 30, 2023, the Company:

•
funded $4.6 million of a $12.8 million construction loan commitment to the 1238 Wisconsin venture. The total outstanding balance of the loan was $12.3 million as of September 30, 2023;
•
through Fund IV, modified a property mortgage with an outstanding balance of $21.9 million with a new loan of $24.1 million at an unconsolidated property, Eden Square;
•
through Fund V, acquired a 90% interest in a venture which acquired Mohawk Commons, a shopping center located in Schenectady, New York for $62.1 million. In addition, on January 27, 2023, the Mohawk Commons venture entered into a $39.7 million mortgage loan;
•
through Fund V, received payment on a bridge loan from the Shoppes at South Hills venture for $31.7 million which matured in February 2023. Upon maturity of the bridge loan, the venture entered into a $36.0 million mortgage loan, of which $31.8 million was funded at closing.
•
through Mervyns II, received cash dividends from its investment in Albertsons totaling $28.5 million on January 20, 2023, of which the Company's share was $11.3 million. Additionally, the lock-up period, which restricted the transfer or sale of shares, expired on January 24, 2023, and 4.1 million shares of Albertsons were distributed to the individual investors as a non-cash distribution, of which the Company received 1.6 million shares. The shares are classified as Marketable securities on the Company's condensed consolidated balance sheets (Note 8).

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.3 million for each of the nine months ended September 30, 2023 and 2022, which are included in Other revenues in the condensed consolidated statements of operations.

In addition, the Company's joint ventures paid to certain unaffiliated partners of its joint ventures $0.9 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $2.1 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of September 30, 2023, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	September 30,	December 31,
	2023	2022
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$718,145	$650,997
Real estate under development	5,560	17,359
Other assets	130,238	127,070
Total assets	$853,943	$795,426
Liabilities and partners’ equity:
Mortgage notes payable	$688,978	$609,923
Other liabilities	97,373	96,532
Partners’ equity	67,592	88,971
Total liabilities and partners’ equity	$853,943	$795,426

Company's share of accumulated equity	$115,358	$131,878
Basis differential	52,071	52,813
Deferred fees, net of portion related to the Company's interest	3,401	5,937
Amounts receivable/payable by the Company	262	305
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	171,092	190,933
Investments carried at fair value or cost	4,397	89,718
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	8,545	10,505
Investments in and advances to unconsolidated affiliates	$184,034	$291,156

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Combined and Condensed Statements of Operations
Total revenues	$24,490	$25,096	$81,375	$72,167
Operating and other expenses	(9,189)	(8,443)	(26,538)	(23,768)
Interest expense	(10,742)	(7,130)	(29,877)	(18,458)
Depreciation and amortization	(11,567)	(9,708)	(31,700)	(24,867)
Impairment of Investment	—	(57,423)	—	(57,423)
Net loss attributable to unconsolidated affiliates	$(7,008)	$(57,608)	$(6,740)	$(52,349)

Company’s share of equity in net losses of unconsolidated affiliates	$(4,617)	$(50,331)	$(5,531)	$(45,416)
Basis differential amortization	(248)	(248)	(742)	(753)
Company’s equity in losses of unconsolidated affiliates	$(4,865)	$(50,579)	$(6,273)	$(46,169)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	September 30,	December 31,
(in thousands)	2023	2022
Other Assets, Net:
Lease intangibles, net (Note 6)	$90,039	$102,374
Derivative financial instruments (Note 8)	74,479	54,902
Deferred charges, net (a)	30,486	28,478
Accrued interest receivable (Note 3)	24,039	18,082
Prepaid expenses	17,187	15,872
Due from seller	2,794	3,036
Income taxes receivable	1,340	1,876
Deposits	583	1,624
Corporate assets, net	1,016	1,287
Other receivables	1,535	2,060
	$243,498	$229,591

(a) Deferred Charges, Net:
Deferred leasing and other costs (a)	$70,932	$63,920
Deferred financing costs related to line of credit	9,691	9,494
	80,623	73,414
Accumulated amortization	(50,137)	(44,936)
Deferred charges, net	$30,486	$28,478

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$68,785	$78,416
Accounts payable and accrued expenses	67,709	59,922
Deferred income	34,565	34,503
Tenant security deposits, escrow and other	17,689	16,582
Lease liability - finance leases, net (Note 11)	32,838	7,022
Derivative financial instruments (Note 8)	—	46
	$221,586	$196,491

(a)
Effective January 1, 2023, the Company implemented compensation plans for its internal leasing representatives to adopt a commission structure paid in connection with new, renewal, and modified leases. At September 30, 2023, deferred leasing and other costs include direct and incremental capitalized internal leasing commissions incurred in connection with executed lease agreements of $1.7 million, which are amortized on a straight-line basis over the terms of the related leases.

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the condensed consolidated balance sheets and summarized as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$311,538	$(227,753)	$83,785	$301,556	$(205,951)	$95,605
Above-market rent	25,032	(18,778)	6,254	24,064	(17,295)	6,769
	$336,570	$(246,531)	$90,039	$325,620	$(223,246)	$102,374

Amortizable Intangible Liabilities
Below-market rent	$(180,704)	$112,222	$(68,482)	$(176,253)	$98,182	$(78,071)
Above-market ground lease	(671)	368	(303)	(671)	326	(345)
	$(181,375)	$112,590	$(68,785)	$(176,924)	$98,508	$(78,416)

During the nine months ended September 30, 2023, the Company:

•
acquired in-place lease intangibles of $10.0 million, above-market rent of $1.0 million, and below-market rents of $4.5 million with weighted-average useful lives of 7.7, 7.1, and 22.0 years, respectively (Note 2);
•
recorded accelerated amortization related to below-market rent of $8.4 million and in-place lease intangible assets of $2.3 million, of which the Company's share was $8.1 million and $2.1 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, in the condensed consolidated statements of operations. Amortization of above-market ground leases are recorded as a reduction to rent expense in the condensed consolidated statements of operations.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of September 30, 2023 is as follows (in thousands):

Years Ending December 31,	Net Increase in Lease Revenues	Increase to Amortization	Reduction of Rent Expense
2023 (Remainder)	$1,311	$(5,731)	$15
2024	5,091	(18,962)	58
2025	4,661	(14,103)	58
2026	4,413	(11,717)	58
2027	4,248	(9,514)	58

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	September 30,	December 31,	Maturity Date at	September 30,	December 31,
	2023	2022	September 30, 2023	2023	2022
Mortgages Payable
Core Mortgages Payable	3.99% - 5.89%	3.88% - 5.89%	Feb 2024 - Apr 2035	$192,340	$193,838
Fund II Mortgages Payable	SOFR+2.61%	SOFR+2.61%	Aug 2025	137,485	133,655
Fund III Mortgages Payable	SOFR+3.75%	SOFR+3.35%	Oct 2025	33,000	35,970
Fund IV Mortgages and Other Notes Payable (a)(d)	SOFR+2.25% - SOFR+3.65%	LIBOR+2.25% - LIBOR+3.65%	Jul 2023 - Jun 2026	146,575	146,230
Total Fund V Mortgages Payable	SOFR + 1.61% - SOFR + 2.80%	LIBOR + 1.85% - SOFR + 2.76%	Jan 2024 - Jun 2028	460,316	426,224
Net unamortized debt issuance costs				(8,371)	(7,621)
Unamortized premium				266	343
Total Mortgages Payable				$961,611	$928,639

Unsecured Notes Payable
Core Unsecured Term Loans	SOFR+1.60% - SOFR+2.05%	3.74%-5.11%	Jun 2026 - Jul 2029	$650,000	$650,000
Fund V Subscription Facility	SOFR+3.05%	SOFR+1.86%	Nov 2023	20,266	51,210
Net unamortized debt issuance costs				(4,078)	(5,076)
Total Unsecured Notes Payable				$666,188	$696,134

Unsecured Line of Credit
Total Unsecured Line of Credit	SOFR+1.45%	SOFR+1.50%	Jun 2025	$192,287	$168,287

Total Debt (b)(c)				$1,832,269	$1,805,414
Net unamortized debt issuance costs				(12,449)	(12,697)
Unamortized premium				266	343
Total Indebtedness				$1,820,086	$1,793,060

(a)
Includes the outstanding balance on the Fund IV secured bridge facility of $39.2 million at each of September 30, 2023 and December 31, 2022.
(b)
Includes $1,250.8 million and $1,264.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.14% to 4.54%.
(c)
Includes $154.1 million and $103.8 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rates ranged from 3.0% to 5.50%.
(d)
Includes $19.3 million of a non-recourse loan in default related to 146 Geary Street, that matured with no further extension options.

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

The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans (Note 8).

Unsecured Revolving Line of Credit

At September 30, 2023 and December 31, 2022, the Company had a total of $107.7 million and $131.7 million available under its Revolver, reflecting borrowings of $192.3 million and $168.3 million, respectively, and no letters of credit outstanding.

Mortgages and Other Notes Payable

During the nine months ended September 30, 2023, the Company (amounts represent balances at the time of transactions):

•
entered into a new Fund mortgage of $32.3 million in the third quarter;
•
extended four Fund mortgages, two of which were extended in the first quarter totaling $58.0 million (excluding principal reductions of $0.2 million), and two of which were extended in the second quarter totaling $61.3 million;
•
refinanced four Fund mortgages, three of which were refinanced in the second quarter totaling $78.4 million, and one of which was refinanced in the third quarter for $33.0 million; and
•
made scheduled principal payments totaling $5.8 million.

At September 30, 2023 and December 31, 2022, the Company’s mortgages were collateralized by 33 and 31 properties, respectively, and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Operating Partnership has guaranteed up to $50.0 million related to the Fund II City Point mortgage loan (Note 9). A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

Fund IV also has an outstanding balance and total available credit on its secured bridge facility of $39.2 million and $0.0 million, respectively, at September 30, 2023 and December 31, 2022. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).

At September 30, 2023, a Fund V mortgage of $29.2 million, or $5.9 million at the Company’s share, and the Fund IV secured bridge facility had not met their debt service coverage ratio requirements. The lenders may require a cash sweep of property rent or a principal paydown until these conditions are cured. As this is not an event of default, debt maturity is not accelerated, however, the Company is restricted from making any distributions under the loan.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 15, 2023, the 146 Geary Street, Fund IV non-recourse mortgage loan with an outstanding balance of $19.3 million, or $4.5 million at the Company’s share, matured with no further extension options and was in default. The property securing the mortgage is a vacant building located in San Francisco, California. The loan accrued default interest at a rate of 4.00% per annum in excess of the interest rate of SOFR + 3.65%. On October 27, 2023, the Company completed the transfer of the property to its lender through a deed-in-lieu foreclosure (Note 16). The Company has recorded an impairment charge related to such loan default and transfer of the property (Note 8).

Unsecured Notes Payable

Unsecured notes payable at September 30, 2023 and December 31, 2022 are comprised of the following:

•
The outstanding balance of the Term Loan was $400.0 million at each of September 30, 2023 and December 31, 2022.
•
The outstanding balance of the $175.0 Million Term Loan was $175.0 million at each of September 30, 2023 and December 31, 2022.
•
The outstanding balance of the $75.0 Million Term Loan was $75.0 million at each of September 30, 2023 and December 31, 2022.
•
Fund II refinanced its City Point debt in the third quarter of 2022 (Note 10).
•
Fund V has a $100.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of Acadia’s capital commitments, is guaranteed by the Operating Partnership. On May 1, 2023, Fund V modified its subscription line and extended the maturity date to November 1, 2023. The outstanding balance and total available credit of the Fund V subscription line was $20.3 million and $72.7 million, respectively at September 30, 2023 reflecting outstanding letters of credit of $7.0 million. The outstanding balance and total available credit were $51.2 million and $41.8 million at December 31, 2022, respectively, reflecting outstanding letters of credit of $7.0 million.

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (Remainder)	$135,007
2024	252,759
2025	577,818
2026	436,727
2027	202,790
Thereafter	227,168
1,832,269
Unamortized premium	266
Net unamortized debt issuance costs	(12,449)
Total indebtedness	$1,820,086

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of September 30, 2023 of $20.3 million contractually due in the remainder of 2023 for which the Company has available options to extend by up to six months. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

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

Money Market Funds — The Company has money market funds, which at times have zero balances and are included in Cash and cash equivalents in the condensed consolidated balance sheets, and are comprised of government securities and/or U.S. Treasury bills. These funds were classified as Level 1 as the Company used quoted prices from active markets to determine their fair values.

Marketable Equity Securities — The Company has an investment in marketable equity securities of Albertsons, which has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment (Note 4). The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. In accordance with ASC Topic 825 Financial Instruments: the Company recognizes changes in the fair value of equity investments with readily determinable fair values in net income.

Derivative Assets — The Company has derivative assets, which are included in Other assets, net on the condensed consolidated balance sheets, and are comprised of interest rate swaps and caps. The derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

Derivative Liabilities — The Company has derivative liabilities, which are included in Accounts payable and other liabilities on the condensed consolidated balance sheets, and are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the nine months ended September 30, 2023 or for the year ended December 31, 2022.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$—	$—	$—	$—	$—	$—
Derivative financial instruments	—	74,479	—	—	54,902	—
Marketable equity securities	35,197	—	—	85,403	—	—
Liabilities
Derivative financial instruments	—	—	—	—	(46)	—

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

Marketable Equity Securities

During the three months ended September 30, 2023, the Company sold 100,000 shares of Albertsons, generating net proceeds of $2.4 million. As of September 30, 2023, the Company still held 1.5 million shares of Albertsons which had a fair value of $35.2 million.

During the three months ended September 30, 2023 and 2022, the Company recognized dividend income from marketable securities of $0.2 million and $0.4 million, of which the Company's share was $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized dividend income from marketable securities of $28.9 million and $1.4 million, of which the Company's share was $11.8 million and $0.4 million, respectively.

These amounts are included in Realized and unrealized holding gains on investments and other on the Company's condensed consolidated statements of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents the realized and unrealized gain (loss) on marketable securities included in Realized and unrealized holding gains on investments and other on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized gain on marketable securities, net	$2,371	$—	$2,371	$—
Less: previously recognized unrealized gains on marketable securities sold during the period	(2,371)	—	(2,371)	—
Unrealized gains on marketable securities still held at the end of the period and through the disposition date on marketable securities sold during the period	1,627	(7,671)	1,282	(21,947)
Gain on Marketable securities, net	$1,627	$(7,671)	$1,282	$(21,947)

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

During the nine months ended September 30, 2023, the Company reduced its holding period and intended use at a property as a result of a loan in maturity default and deed-in-lieu foreclosure (Note 7, Note 16). During 2022, the Company reduced its holding period and intended use, and projected operating income at certain properties. As a result, several impairments were recorded. Impairment charges for the periods presented are as follows (in thousands):

				Impairment Charge (a)
Property and Location	Owner	Triggering Event	Effective Date	Total	Acadia's Share

2023 Impairment Charges
146 Geary Street, San Francisco, CA	Fund IV	Reduced holding period (Note 7)	Sept 30, 2023	$3,686	$852

2022 Impairment Charges
146 Geary Street, San Francisco, CA	Fund IV	Reduced projected operating income	Sept 30, 2022	$12,435	$2,875
717 N. Michigan Avenue, Chicago, IL	Fund IV	Reduced holding period and intended use	Sept 30, 2022	20,876	4,827
Total 2022 Impairment Charges				$33,311	$7,702

(a)
The fair value of 717 N. Michigan Avenue was based on an observable contract to sell the asset, less estimated costs to sell. The Company estimated the fair value of 146 Geary Street based on a discounted cash flow analysis using a range of discount rates from 5.00% to 7.75% and a range of capitalization rates from 4.25% to 5.75%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	September 30, 2023	December 31, 2022
Core
Interest Rate Swaps	$—						Other Liabilities	$—	$(46)
Interest Rate Swaps	856,000	May 2022 - May 2023	Mar 2025 - Jul 2030	1.98%	—	3.61%	Other Assets	60,367	40,884
	$856,000							$60,367	$40,838

Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$2,678	$1,108

Fund III
Interest Rate Cap	$33,000	Sep 2023	Oct 2025	5.50%	—	5.50%	Other Assets	$149	$232

Fund IV
Interest Rate Cap	$57,000	Dec 2022	Dec 2023	3.00%	—	3.00%	Other Assets	$255	$1,093

Fund V
Interest Rate Swaps	$344,890	Apr 2022 - Jul 2023	Mar 2024- Dec 2027	1.14%	—	4.54%	Other Assets	$10,555	$11,585
Interest Rate Caps	72,588	Jan 2023 - Aug 2023	Jan 2024 - Sep 2025	3.64%	—	5.00%	Other Assets	475	—
	$417,478							$11,030	$11,585

Total asset derivatives								$74,479	$54,902
Total liability derivatives								$—	$(46)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $32.4 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of September 30, 2023 and December 31, 2022, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		September 30, 2023		December 31, 2022
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$123,813	$121,976	$123,903	$122,716
City Point Loan (a)	3	66,741	65,209	65,945	65,856
Mortgage and Other Notes Payable (a)	3	969,716	949,550	935,917	906,348
Investment in non-traded equity securities (b)	3	4,242	4,784	4,160	5,593
Unsecured notes payable and Unsecured line of credit (c)	2	862,553	860,069	869,497	868,399

(a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and changes in interest rates. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 6.06% to 14.74% for the Company's notes receivable and City Point Loan, and 6.07% to 10.72% for the Company's mortgage and other notes payable, depending on the attributes of the specific loans.
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at September 30, 2023.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $72.5 million of principal payment guarantees on various property mortgage loans and the Fund IV secured bridge facility (Note 7, Note 15). As of September 30, 2023 and December 31, 2022, no amounts related to the guarantees were recorded as liabilities in the Company’s condensed consolidated financial statements. At September 30, 2023 and December 31, 2022, the Company had Core and Fund letters of credit outstanding of $7.0 million (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

Additionally, in connection with the refinancing of the La Frontera Village mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V earned a fee from the joint venture for providing the guarantee. As of September 30, 2023, $0.2 million related to the guarantee was recorded as a liability in the Company’s condensed consolidated financial statements. The Company has $0.5 million remaining of a $12.8 million construction loan commitment related to its investment in 1238 Wisconsin as of September 30, 2023 (Note 4).

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $16.0 million and $11.7 million, of which the Company’s share is 10.7 million and $9.2 million as of September 30, 2023 and December 31, 2022, respectively. The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Insurance Coverage

We carry insurance coverage on our properties of different types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the nine months ended September 30, 2023:

•
The Company withheld 3,251 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense in connection with Restricted Shares and Units (Note 13) totaling $2.3 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $6.9 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively.

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward sale” component, in the first quarter of 2022. The Company sold 5,150,832 Common Shares under its ATM Program during the three months ended March 31, 2022 generating $115.6 million of gross proceeds and $111.5 million of net proceeds after related issuance costs at a weighted-average price per share of $22.44 and $21.65, respectively. No such sales were made during the nine months ended September 30, 2023. The Company did not sell or issue any Common Shares on a forward basis for the nine months ended September 30, 2023 or the year ended December 31, 2022, and at September 30, 2023 had approximately $222.3 million of availability under the ATM program.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the nine months ended September 30, 2023 or 2022. Under the share repurchase program $122.5 million remains available as of September 30, 2023.

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

February 15, 2022	$0.18	March 31, 2022	April 14, 2022
May 4, 2022	$0.18	June 30, 2022	July 15, 2022
August 10, 2022	$0.18	September 30, 2022	October 14, 2022
November 9, 2022	$0.18	December 30, 2022	January 13, 2023
January 17, 2023	$0.18	March 31, 2023	April 14, 2023
May 3, 2023	$0.18	June 30, 2023	July 14, 2023
August 9, 2023	$0.18	September 29, 2023	October 13, 2023

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Acadia's Share
Balance at July 1, 2023	$49,855

Other comprehensive income before reclassifications - swap agreements	26,763
Reclassification of realized interest on swap agreements	(9,478)
Net current period other comprehensive income	17,285
Net current period other comprehensive income attributable to noncontrolling interests	(1,580)
Balance at September 30, 2023	$65,560

Balance at July 1, 2022	$11,240

Other comprehensive income before reclassifications - swap agreements	44,114
Reclassification of realized interest on swap agreements	1,518
Net current period other comprehensive income	45,632
Net current period other comprehensive income attributable to noncontrolling interests	(7,188)
Balance at September 30, 2022	$49,684

Acadia's Share
Balance at January 1, 2023	$46,817

Other comprehensive income before reclassifications - swap agreements	45,034
Reclassification of realized interest on swap agreements	(24,293)
Net current period other comprehensive income	20,741
Net current period other comprehensive income attributable to noncontrolling interests	(1,998)
Balance at September 30, 2023	$65,560

Balance at January 1, 2022	$(36,214)

Other comprehensive income before reclassifications - swap agreements	96,899
Reclassification of realized interest on swap agreements	10,778
Net current period other comprehensive income	107,677
Net current period other comprehensive income attributable to noncontrolling interests	(21,779)
Balance at September 30, 2022	$49,684

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at July 1, 2023	$103,813	$348,624	$452,437	$59,833
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,338)	—	(1,338)
Net income (loss) for the three months ended September 30, 2023	79	(12,426)	(12,347)	(2,495)
Conversion of 10,828 Common OP Units to Common Shares by limited partners of the Operating Partnership	(182)	—	(182)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	950	4,212	5,162	—
Reclassification of realized interest expense on swap agreements	(56)	(3,526)	(3,582)	—
City Point Loan accrued interest	—	—	—	(2,332)
Capital call receivable	—	(16,300)	(16,300)	—
Noncontrolling interest contributions	—	16,600	16,600	315
Noncontrolling interest distributions	—	(1,754)	(1,754)	(37)
Employee Long-term Incentive Plan Unit Awards	2,353	—	2,353	—
Reallocation of noncontrolling interests (d)	(2,039)	—	(2,039)	—
Balance at September 30, 2023	$103,580	$335,430	$439,010	$55,284

Balance at July 1, 2022	$103,068	$567,538	$670,606	$—
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,276)	—	(1,276)	—
Net loss for the three months ended September 30, 2022	(2,958)	(27,503)	(30,461)	(3,193)
Conversion of 20,000 Common OP Units to Common Shares by limited partners of the Operating Partnership	(333)	—	(333)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	2,145	4,877	7,022	—
Reclassification of realized interest expense on swap agreements	5	161	166	—
Acquisition of noncontrolling interest (e)	—	(50,435)	(50,435)	—
City Point Loan	—	—	—	(65,405)
City Point Loan accrued interest	—	—	—	(1,564)
Noncontrolling interest contributions	—	9,572	9,572	65,945
Noncontrolling interest distributions	—	(24,632)	(24,632)	—
Employee Long-term Incentive Plan Unit Awards	1,997	—	1,997	—
Reclassification of redeemable noncontrolling interests(f)	-	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests (d)	644	—	644	—
Balance at September 30, 2022	$103,292	$403,009	$506,301	$72,352

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2023	$99,554	$389,810	$489,364	$67,664
Distributions declared of $0.54 per Common OP Unit and distributions on Preferred OP Units	(4,022)	—	(4,022)	—
Net income (loss) for the nine months ended September 30, 2023	1,693	(8,756)	(7,063)	(5,661)
Conversion of 102,261 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,715)	—	(1,715)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	1,205	10,732	11,937	—
Reclassification of realized interest expense on swap agreements	(155)	(9,784)	(9,939)	—
City Point Loan	—	—	—	(796)
City Point Loan accrued interest	—	—	—	(6,995)
Capital call receivable	—	(16,300)	(16,300)	—
Noncontrolling interest contributions	—	47,842	47,842	1,110
Noncontrolling interest distributions	—	(78,114)	(78,114)	(38)
Employee Long-term Incentive Plan Unit Awards	8,719	—	8,719	—
Reallocation of noncontrolling interests (d)	(1,699)	—	(1,699)	—
Balance at September 30, 2023	$103,580	$335,430	$439,010	$55,284

Balance at January 1, 2022	$94,120	$534,202	$628,322	$—
Distributions declared of $0.54 per Common OP Unit and distributions on Preferred OP Units	(3,846)	—	(3,846)	—
Net loss for the nine months ended September 30, 2022	(1,686)	(16,967)	(18,653)	(3,193)
Conversion of 71,307 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,147)	—	(1,147)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	4,780	13,840	18,620	—
Reclassification of realized interest expense on swap agreements	80	3,079	3,159	—
Acquisition of noncontrolling interest (e)	—	(91,811)	(91,811)	—
City Point Loan	—	—	—	(65,405)
City Point Loan accrued interest	—	—	—	(1,564)
Noncontrolling interest contributions	—	109,422	109,422	65,945
Noncontrolling interest distributions	—	(72,187)	(72,187)	—
Employee Long-term Incentive Plan Unit Awards	7,669	—	7,669	—
Reclassification of redeemable noncontrolling interests(f)	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests (d)	3,322	—	3,322	—
Balance at September 30, 2022	$103,292	$403,009	$506,301	$72,352

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,864,074 and 3,062,108 Common OP Units at September 30, 2023 and 2022, respectively; (ii) 188 Series A Preferred OP Units at each of September 30, 2023 and 2022; (iii) 126,384 and 126,593 Series C Preferred OP Units at September 30, 2023 and 2022, respectively; and (iv) 4,287,550 and 3,666,989 LTIP units at September 30, 2023 and 2022, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and Mervyns II, and seven other subsidiaries.
(c)
Redeemable noncontrolling interests comprise third-party interests that have been granted put rights, as further described below.
(d)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.
(e)
Represents the acquisition of the 11.67% noncontrolling interest in Fund II and Mervyns II acquired on June 27, 2022 for $18.5 million and of a 21.67% interest in Fund II on August 1, 2022 for $5.8 million (Note 1).
(f)
Represents the reclassification of redeemable noncontrolling interests related to the City Point Loan in the third quarter of 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred OP Units

There were no issuances of Preferred OP Units during the nine months ended September 30, 2023 or the year ended December 31, 2022.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through September 30, 2023, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through September 30, 2023, 15,209 Series C Preferred OP Units were converted into 52,613 Common OP Units and then into Common Shares.

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022 (Note 2), the Company evaluated the Williamsburg Noncontrolling Interest ("NCI"), which represents the venture partner's one-time right to put its 50.01% interest in the property to the Company for redemption at fair value at a future date. As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. The Company is required to periodically evaluate the NCI and adjust it to redemption value. At September 30, 2023 and December 31, 2022, the Company determined that the fair value of the Williamsburg NCI was zero.

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

In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, which began in August 2023 ("redemption value"). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as redeemable noncontrolling interests on the Company's condensed consolidated balance sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum redemption value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the redemption value. The Company is required to periodically evaluate the maximum redemption amount of the NCI interest and recognize an increase in the carrying value of the City Point NCI if the redemption value exceeds the then current carrying value. At September 30, 2023 and December 31, 2022, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property, which agreement was effective retroactively as of the date the Company acquired the property in March 2022. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, subject to certain criteria, either party may elect a buy-out right, where either the Company may purchase the venture partner’s interest or the venture partner may sell its 3.0% interest in the partnership (the "8833 Beverly NCI") to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value and presented as redeemable noncontrolling interests in the Company’s condensed consolidated balance sheets. At September 30, 2023, the redemption value of the 8833 Beverly NCI was $0.3 million. On a quarterly basis, the Company will recognize changes in the redemption value as an adjustment to the carrying amount of the redeemable 8833 Beverly NCI.
11. Leases

As Lessor

The Company is engaged in the operation of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, operated under long-term ground leases (see below) that expire at various dates through December 31, 2121, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to sixty years and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volumes. In addition to the lease-specific collectability assessment, the Company also recognizes a general allowance based on the Company’s historical collection experience, for its portfolio of operating lease receivables which are not expected to be fully collectible. During the nine months ended September 30, 2023 and 2022, the Company earned $45.8 million and $44.3 million, respectively in variable lease revenues, primarily for real estate taxes and common area maintenance charges, which are included in rental income in the condensed consolidated statements of operations.

Reserve Analysis

The Company estimates the collectability of its accrued rent and accounts receivable balances related to lease revenue. Management exercises judgment in assessing collectability and considers customer creditworthiness, assessment of risk associated with the tenant, and current economic trends, among other factors. If the Company determines that the accrued rent and/or accounts receivable balances are no longer probable of collection then the balances are written-off and the lease is recognized on a cash basis. During the three months ended September 30, 2023 and 2022, the Company recorded a decrease in its general allowance for credit losses of $0.1 million and an increase of $0.4 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded a decrease in its general allowance for credit losses of $1.2 million and an increase of $1.5 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had a general allowance of $4.2 million and $5.4 million, respectively.

During the nine months ended September 30, 2023, Fund II received $2.0 million, or $1.1 million at the Company’s share, of proceeds from the Century 21 Department Stores LLC bankruptcy claim. The proceeds are recorded in Other income on the Company’s condensed consolidated financial statements.

As Lessee

During the nine months ended September 30, 2023, the Company:

•
modified its master lease at 565 Broadway within the Core Portfolio and extended the lease term for 43 years until December 31, 2121 for an additional payment of $4.0 million to be paid over the lease term. As a result, the transaction was accounted for as a lease modification which resulted in a change in lease classification per ASC 842 from Right-of-use-asset – operating lease to a Right-of-use-asset – finance lease. The Company recorded an additional Right-of-use asset – finance lease and corresponding Lease liability-finance lease of $3.8 million.
•
acquired four ground leases as part of the Fund V acquisition of Cypress Creek in July 2023 (Note 2), and recorded a Right-of-use-asset – finance lease of $25.3 million and a Lease liability – finance lease of $22.1 million as the present value of the sum of the lease payments exceeded substantially all of the fair value of the underlying assets.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additional disclosures regarding the Company’s leases as lessee are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$332	226	$783	$677
Interest on lease liabilities	495	103	709	305
Subtotal	827	329	1,492	982
Operating lease cost	1,324	1,334	3,988	4,004
Variable lease cost	43	21	187	63
Total lease cost	$2,194	$1,684	$5,667	$5,049

Other Information
Weighted-average remaining lease term - finance leases (years)			58.4	32.1
Weighted-average remaining lease term - operating leases (years)			9.8	13.6
Weighted-average discount rate - finance leases			6.5%	6.3%
Weighted-average discount rate - operating leases			5.1%	5.1%

Right-of-use assets – finance leases are included in Operating real estate (Note 2) in the condensed consolidated balance sheets. Lease liabilities – finance leases are included in Accounts payable and other liabilities in the condensed consolidated balance sheets (Note 5). Operating lease cost comprises amortization of right-of-use assets for operating properties (related to ground rents) or amortization of right-of-use assets for office and corporate assets and is included in Property operating expense or General and administrative expense, respectively, in the condensed consolidated statements of operations. Finance lease cost comprises amortization of right-of-use assets for certain ground leases, which is included in Property operating expense, as well as interest on lease liabilities, which is included in Interest expense in the condensed consolidated statements of operations.

Lease Obligations

The scheduled future minimum (i) rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases for such premises) and (ii) rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land and equipment, as of September 30, 2023, are summarized as follows (in thousands):

		Minimum Rental Payments
Year Ending December 31,	Minimum Rental Revenues (a)	Operating Leases (b)	Finance Leases (b)
2023 (Remainder)	$58,266	$1,349	$980
2024	243,242	5,414	3,925
2025	222,597	5,329	1,429
2026	197,435	5,173	1,264
2027	174,287	4,373	1,264
Thereafter	742,441	20,069	155,328
	1,638,268	41,707	164,190
Interest	—	(9,187)	(131,352)
Total	$1,638,268	$32,520	$32,838

(a)
Amount represents contractual lease maturities at September 30, 2023 including any extension options that management determined were reasonably certain of exercise.
(b)
Minimum rental payments include $9.2 million of interest related to operating leases and $131.4 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

During the three and nine months ended September 30, 2023 and 2022, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

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

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended September 30, 2023
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$47,334	$34,058	$—	$—	$81,392
Depreciation and amortization	(18,847)	(14,879)	—	—	(33,726)
Property operating expenses and real estate taxes	(15,553)	(11,427)	—	—	(26,980)
General and administrative expenses	—	—	—	(10,309)	(10,309)
Impairment charges	—	(3,686)	—	—	(3,686)
Gain on disposition of properties	—	—	—	—	—
Operating income	12,934	4,066	—	(10,309)	6,691
Interest and other income	—	—	5,087	—	5,087
Realized and unrealized holding gains (losses) on investments and other	1,729	—	(65)	—	1,664
Equity in losses of unconsolidated affiliates	(825)	(4,040)	—	—	(4,865)
Interest expense	(11,388)	(13,497)	—	—	(24,885)
Income tax benefit	—	—	—	40	40
Net income (loss)	2,450	(13,471)	5,022	(10,269)	(16,268)
Net loss attributable to redeemable noncontrolling interests	—	2,495	—	—	2,495
Net (income) loss attributable to noncontrolling interests	(176)	12,523	—	—	12,347
Net income attributable to Acadia	$2,274	$1,547	$5,022	$(10,269)	$(1,426)

	For the Three Months Ended September 30, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$50,076	$29,870	$—	$—	$79,946
Depreciation and amortization	(18,811)	(14,933)	—	—	(33,744)
Property operating expenses and real estate taxes	(14,808)	(10,751)	—	—	(25,559)
General and administrative expenses	—	—	—	(10,170)	(10,170)
Impairment charges	—	(33,311)	—	—	(33,311)
Gain on disposition of properties	—	8,885	—	—	8,885
Operating income (loss)	16,457	(20,240)	—	(10,170)	(13,953)
Interest and other income	—	—	3,994	—	3,994
Realized and unrealized holding (losses) gains on investments and other	—	(7,257)	(605)	—	(7,862)
Equity in losses of unconsolidated affiliates	(49,806)	(773)	—	—	(50,579)
Interest expense	(10,428)	(10,734)	—	—	(21,162)
Income tax benefit	—	—	—	17	17
Net income (loss)	(43,777)	(39,004)	3,389	(10,153)	(89,545)
Net loss attributable to redeemable noncontrolling interests	—	3,193	—	—	3,193
Net loss attributable to noncontrolling interests	2,884	27,577	—	—	30,461
Net loss attributable to Acadia	$(40,893)	$(8,234)	$3,389	$(10,153)	$(55,891)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Nine Months Ended September 30, 2023
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$153,506	$99,673	$—	$—	$253,179
Depreciation and amortization	(57,541)	(43,414)	—	—	(100,955)
Property operating expenses and real estate taxes	(46,717)	(32,466)	—	—	(79,183)
General and administrative expenses	—	—	—	(30,898)	(30,898)
Impairment charges	—	(3,686)	—	—	(3,686)
Operating income	49,248	20,107	—	(30,898)	38,457
Interest and other income	—	—	14,875	—	14,875
Realized and unrealized holding gains on investments and other	5,218	24,995	23	—	30,236
Equity in earnings (losses) of unconsolidated affiliates	1,897	(8,170)	—	—	(6,273)
Interest expense	(33,048)	(35,513)	—	—	(68,561)
Income tax provision	—	—	—	(248)	(248)
Net income	23,315	1,419	14,898	(31,146)	8,486
Net loss attributable to redeemable noncontrolling interests	—	5,661	—	—	5,661
Net (income) loss attributable to noncontrolling interests	(1,813)	8,876	—	—	7,063
Net income attributable to Acadia	$21,502	$15,956	$14,898	$(31,146)	$21,210

Real estate at cost (a)	$2,639,893	$1,735,200	$—	$—	$4,375,093
Total assets (a)	$2,596,241	$1,560,724	$123,813	$—	$4,280,778
Cash paid for acquisition of real estate	$—	$48,909	$—	$—	$48,909
Cash paid for development and property improvement costs	$33,599	$17,681	$—	$—	$51,280

	As of or for the Nine Months Ended September 30, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Revenues	$151,650	$94,062	$—	$—	$245,712
Depreciation and amortization	(56,547)	(45,881)	—	—	(102,428)
Property operating expenses and real estate taxes	(44,379)	(31,005)	—	—	(75,384)
General and administrative expenses	—	—	—	(32,768)	(32,768)
Impairment charges	—	(33,311)	—	—	(33,311)
Gain on disposition of properties	—	49,916	—	—	49,916
Operating income	50,724	33,781	—	(32,768)	51,737
Interest and other income	—	—	9,890	—	9,890
Realized and unrealized holding gains (losses) on investments and other	1,163	(19,073)	(505)	—	(18,415)
Equity in (losses) earnings of unconsolidated affiliates	(47,402)	1,233	—	—	(46,169)
Interest expense	(26,543)	(31,766)	—	—	(58,309)
Income tax provision	—	—	—	(7)	(7)
Net income	(22,058)	(15,825)	9,385	(32,775)	(61,273)
Net loss attributable to redeemable noncontrolling interests	—	3,193	—	—	3,193
Net loss attributable to noncontrolling interests	1,398	17,255	—	—	18,653
Net (loss) income attributable to Acadia	$(20,660)	$4,623	$9,385	$(32,775)	$(39,427)

Real estate at cost (a)	$2,614,103	$1,651,319	$—	$—	$4,265,422
Total assets (a)	$2,636,041	$1,603,491	$123,966	$—	$4,363,498
Cash paid for acquisition of real estate	$242,633	$—	$—	$—	$242,633
Cash paid for development and property improvement costs	$22,325	$14,538	$—	$—	$36,863

(a)
Real estate at cost and total assets for the Funds segment include $670.1 million and $661.7 million, or $423.8 million and $418.5 million net of noncontrolling interests, related to Fund II’s City Point property at September 30, 2023 and 2022, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Share Incentive and Other Compensation

Share Incentive Plan

In March and May of 2020, respectively, the Board and the Company’s shareholders, approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the number of Common Shares authorized for issuance by 2,650,000 shares to an aggregate of 2,829,953 shares. On March 22, 2023 and May 4, 2023, respectively, the Board and the Company’s shareholders approved the Amended and Restated 2020 Share Incentive Plan (the "Amended and Restated 2020 Plan") which further increased the number of Common Shares authorized for issuance by 3,100,000 to an aggregate of 3,883,564 shares (Note 16). In this report, references to issuances, compensation arrangements and expenses under the Amended and Restated 2020 Plan include issuances, compensation arrangements and expenses under the originally adopted 2020 Plan, as applicable. The 2020 Plan and the Amended and Restated 2020 Plan authorize the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. At September 30, 2023 a total of 3,804,345 shares remained available to be issued under the Amended and Restated 2020 Plan.

Restricted Shares and LTIP Units - Employees

During the nine months ended September 30, 2023, the Company issued 739,734 LTIP Units and 22,314 restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $11.5 million for the nine months ended September 30, 2023 and $13.1 million for the year ended December 31, 2022. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $2.3 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $6.9 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively, and is recorded in General and administrative in the condensed consolidated statements of operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the nine months ended September 30, 2023, the Company issued 40,459 LTIP Units and 45,882 Restricted Shares to Trustees of the Company in connection with Trustee

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fees. Vesting with respect to 10,427 of the LTIP Units and 15,850 of the Restricted Shares will be on the first anniversary of the date of issuance and 30,032 of the LTIP Units and 30,032 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. Additionally, during the nine months ended September 30, 2023, the Company issued 2,433 Restricted Shares as compensation to a new Trustee of the Company. These Restricted Shares vest over three years with 33% vesting May 9, 2023 and the remaining amount vesting ratably on May 9, 2024 and May 9, 2025. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $1.5 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively, and $0.4 million for each of the three months ended September 30, 2023 and 2022, respectively, and is recorded in General and administrative in the condensed consolidated statements of operations.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of September 30, 2023 or December 31, 2022.

The Company recognized $0.2 million of compensation expense related to the Program for the nine months ended September 30, 2023 related to Funds III and V.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2021	89,746	$16.87	1,415,195	$20.85
Granted	45,813	20.98	637,818	21.04
Vested	(40,894)	19.75	(309,283)	22.86
Forfeited	(1,930)	31.82	(278,332)	31.16
Unvested at December 31, 2022	92,735	17.31	1,465,398	18.59
Granted	68,196	14.10	780,193	15.00
Vested	(41,268)	19.09	(354,343)	20.35
Forfeited	(8,187)	21.07	(92,589)	30.78
Unvested at September 30, 2023	111,476	$14.41	1,798,659	$16.03

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the nine months ended September 30, 2023 and the year ended December 31, 2022 were $14.93 and $21.04, respectively. As of September 30, 2023, there was $19.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested during the nine months ended September 30, 2023 and the year ended December 31, 2022, was $0.8 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the nine months ended September 30, 2023 and the year ended December 31, 2022, was $7.2 million and $7.1 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Plans

On a combined basis, the Company incurred a total of $0.4 million of compensation expense related to the following employee benefit plans for each of the nine months ended September 30, 2023 and 2022, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 10,601 and 6,188 Common Shares were purchased by employees under the Purchase Plan for the nine months ended September 30, 2023 and 2022, respectively, and 178,042 shares remained available to be issued under the Purchase Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to Acadia shareholders	$(1,426)	$(55,891)	$21,210	$(39,427)
Less: earnings attributable to unvested participating securities	(244)	(198)	(734)	—
(Loss) income from continuing operations net of income attributable to participating securities for basic earnings per share	$(1,670)	$(56,089)	$20,476	$(39,427)
Impact of City Point Loan share conversion option (a)	—	(1,804)	—	(1,804)
Income from continuing operations net of income attributable to participating securities for diluted earnings per share	$(1,670)	$(57,893)	$20,476	$(41,231)

Denominator:
Weighted average shares for basic earnings per share	95,319,958	94,980,333	95,256,703	94,757,678
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—	—
Employee unvested restricted shares	—	—	—	—
City Point Loan common stock conversion option (Note 10) (a)	—	270,635	—	91,203
Weighted average shares for diluted earnings per share	95,319,958	95,250,968	95,256,703	94,848,881

Basic (loss) earnings per Common Share from continuing operations attributable to Acadia	$(0.02)	$(0.59)	$0.21	$(0.42)
Diluted (loss) earnings per Common Share from continuing operations attributable to Acadia	$(0.02)	$(0.61)	$0.21	$(0.43)

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	126,384	126,593	126,384	126,593
Series C Preferred OP Units - Common share equivalent	438,831	439,556	438,831	439,556
Restricted shares	90,006	70,827	90,006	69,832
(a)
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which the Company is the primary beneficiary. As of September 30, 2023 and December 31, 2022, the Company has identified eight consolidated VIEs, including the Operating Partnership and the Funds. Excluding the Operating Partnership and the Funds, the VIEs consisted of three in-service core properties: the Williamsburg Portfolio, 239 Greenwich Avenue, and 8833 Beverly Boulevard. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. The Company consolidates these VIEs because it is the primary beneficiary in which the Company has (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance, and (ii) the obligation to absorb the entity's losses or receive benefits from the entity that could potentially be significant to the entity. The third parties’ interests in these consolidated entities are reflected as noncontrolling interests in the accompanying condensed consolidated financial statements and in Note 10.

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

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, substantially all of the assets and liabilities on the condensed consolidated balance sheets represent the assets and liabilities of the Operating Partnership. As of September 30, 2023 and December 31, 2022, the condensed consolidated balance sheets include the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(dollars in thousands)	September 30, 2023	December 31, 2022
VIE ASSETS
Operating real estate, net	$1,636,783	$1,466,381
Real estate under development	28,132	129,888
Investments in and advances to unconsolidated affiliates	100,502	210,922
Other assets, net	97,396	98,675
Right-of-use assets - operating leases, net	2,220	2,535
Cash and cash equivalents	10,506	13,330
Restricted cash	7,400	14,995
Rents receivable, net	19,666	17,915
Total VIE assets (a)	$1,902,605	$1,954,641

VIE LIABILITIES
Mortgage and other notes payable, net	$795,600	$761,166
Unsecured notes payable, net	20,264	51,202
Accounts payable and other liabilities	122,162	95,385
Lease liability - operating leases, net	2,326	2,657
Total VIE liabilities (a)	$940,352	$910,410
(a)
At September 30, 2023 and December 31, 2022, includes total VIE assets of $670.5 million and $678.1 million, respectively, and total VIE liabilities of $206.0 million and $200.4 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

Unconsolidated VIEs

The Company holds variable interests in certain VIEs which are not consolidated. While the Company may be responsible for managing the day-to-day operations of these investees, it is not the primary beneficiary of these VIEs, as the Company does not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. The Company accounts for investments in these entities under the equity method (Note 4). As of September 30, 2023 and December 31, 2022, the Company has determined that the following entities are VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company's involvement with these entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss in these entities is limited to: (i) the amount of the Company's

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

equity investment, (ii) the $0.7 million remaining construction commitment related to its investment in 1238 Wisconsin, and (iii) debt guarantees (Note 9). The Company's aggregate investment in the unconsolidated VIEs assets was $44.9 million and $41.5 million at September 30, 2023 and December 31, 2022, respectively. The Company's aggregate investment in unconsolidated VIEs liabilities was $40.0 million and $49.2 million at September 30, 2023 and December 31, 2022, respectively.
16. Subsequent Events

On October 27, 2023, the Company transferred 146 Geary Street, a Fund IV property, to its lender through a deed-in-lieu foreclosure. The property was a vacant building located in San Francisco, California. On July 15, 2023, the Fund IV non-recourse mortgage loan on the property, with an outstanding principal balance of $19.3 million, or $4.5 million at the Company's share, matured with no further extension options and was in default. The loan accrued default interest at a rate of 4.00% per annum in excess of the interest rate of SOFR + 3.65% (Note 7).

On October 30, 2023, the Renaissance Portfolio, which the Company holds a 20% interest (Note 4), extended the maturity date on its nonrecourse mortgage to November 3, 2023, as the partners complete the documentation for a longer-term extension with its lender. The loan had an outstanding principal balance of $160.0 million, or $32.0 million at the Company’s share, at the time the loan was extended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 30, 2023, we own or have an ownership interest in 201 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies at September 30, 2023 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	3	36	576,977	85.7%
New York Metro	—	29	394,557	91.4%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Dallas Metro	2	14	121,386	85.6%
Washington DC Metro	1	31	344,590	87.4%
Boston Metro	—	1	1,050	100.0%
Suburban	3	25	3,910,213	93.4%
Total Core Portfolio	11	138	5,372,530	91.9%
Acadia Share of Total Core Portfolio	11	138	5,011,251	92.4%

Fund Portfolio:
Fund II	—	1	536,198	70.0%
Fund III	1	1	4,637	91.6%
Fund IV	1	26	696,627	89.1%
Fund V	—	22	7,358,804	92.5%
Total Fund Portfolio	2	50	8,596,266	90.8%
Acadia Share of Total Fund Portfolio	2	50	1,872,458	88.5%

Total Core and Funds	13	188	13,968,796	91.3%
Acadia Share of Total Core and Funds	13	188	6,883,710	91.3%

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

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SUBSEQUENT EVENTS

Investments

During the nine months ended September 30, 2023, Fund V acquired one unconsolidated property and one consolidated property totaling $111.5 million, inclusive of transaction costs, as described below (Note 2, Note 4):

•
On January 27, 2023, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center, Mohawk Commons, located in Schenectady, New York, for $62.1 million, inclusive of transaction costs.
•
On July 3, 2023, Fund V acquired a shopping center, Cypress Creek, located in Tampa, Florida, for $49.4 million, inclusive of transaction costs.

On January 20, 2023, through Mervyns II, we received a special cash dividend of $28.2 million from our investment in Albertsons, of which our share was $11.3 million. Additionally, following the expiration of the lock-up period and distribution of 2.5 million shares of Albertsons to our partners, we received 1.6 million shares of Albertsons (Note 4, Note 8).

Financing Activity

During the nine months ended September 30, 2023, we (Note 7, Note 4):

•
entered into a new Fund mortgage of $32.3 million;
•
extended four Fund mortgages, two of which were extended in the first quarter totaling $58.0 million (excluding principal reductions of $0.2 million), and two of which were extended in the second quarter totaling $61.3 million;
•
refinanced four Fund mortgages, three of which were refinanced in the second quarter totaling $78.4 million, and one of which was refinanced in the third quarter for $33.0 million;
•
through Fund V, entered into a new mortgage at an unconsolidated property for $39.7 million, and refinanced a $36.0 million mortgage loan at an unconsolidated property;
•
through Fund IV extended a $21.9 million property mortgage at an unconsolidated property;
•
through Fund V modified its subscription line and extended the maturity date to November 1, 2023; and
•
made scheduled principal payments of $5.8 million.

On July 15, 2023, the 146 Geary Street, Fund IV non-recourse mortgage loan with an outstanding balance of $19.3 million, or $4.5 million at the Company’s share, matured with no further extension options and was in default (Note 7). The property securing the mortgage is a vacant building located in San Francisco, California. The loan accrued default interest at a rate of 4.00% per annum in excess of the interest rate of SOFR + 3.65%. On October 27, 2023, the Company completed the transfer of the property to its lender through a deed-in-lieu foreclosure (Note 16). The Company has recorded an impairment charge related to such loan default and transfer of the property (Note 8).

Structured Financing Investments

During the nine months ended September 30, 2023, we funded $4.6 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4). Through Fund V, we refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition with the a new mortgage loan at an unconsolidated property.

Economic and Other Considerations

The year ended December 31, 2022 and nine months ended September 30, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as LIBOR, SOFR and the Prime Rate and cost of borrowing. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. We also continue to see consumer confidence and we expect to continue to add value to our portfolio by executing on our current leasing momentum, our active development and redevelopment projects, and leasing pipeline. Except for increased interest costs, we have not experienced any material negative impacts at this time and we intend to actively manage our business to respond to the ongoing economic and social impact from such events.

On April 23, 2023, Bed Bath and Beyond, Inc. (“Bed Bath and Beyond”) filed Chapter 11 bankruptcy protection. Bed Bath and Beyond had leases at two locations within our Core Portfolio and three locations in our Fund Portfolio, with aggregate GLA of 124,432 square feet and 59,391 square feet, representing 2.1% and 0.7% of Core and Fund GLA, respectively. In our Core Portfolio, we recaptured and re-leased one of the spaces to an existing tenant that is expanding a flagship store under a new 15-year lease. We are actively seeking a tenant for the remaining Core

Portfolio location. In our Fund Portfolio, one lease was assumed by a new tenant and we have regained possession of the other two locations; we have one signed lease and identified a future tenant at the remaining Fund locations. As a result of the bankruptcy filing, for the nine months ended September 30, 2023, we accelerated the amortization of the below-market lease intangibles of $8.1 million related to the Bed Bath and Beyond lease terminations. We did not experience any material negative impacts on our cash flows or property values as a result of the bankruptcy.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The results of operations by reportable segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	September 30, 2023				September 30, 2022				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$47.3	$34.1	$—	$81.4	$50.1	$29.9	$—	$79.9	$(2.8)	$4.2	$—	$1.5
Depreciation and amortization	(18.8)	(14.9)	—	(33.7)	(18.8)	(14.9)	—	(33.7)	—	—	—	—
Property operating expenses and real estate taxes	(15.6)	(11.4)	—	(27.0)	(14.8)	(10.8)	—	(25.6)	0.8	0.6	—	1.4
General and administrative expenses	—	—	—	(10.3)	—	—	—	(10.2)	—	—	—	0.1
Impairment charges	—	(3.7)	—	(3.7)	—	(33.3)	—	(33.3)	—	(29.6)	—	(29.6)
Gain on disposition of properties	—	—	—	—	—	8.9	—	8.9	—	(8.9)	—	(8.9)
Operating income	12.9	4.1	—	6.7	16.5	(20.2)	—	(14.0)	(3.6)	24.3	—	20.7
Interest and other income	—	—	5.1	5.1	—	—	4.0	4.0	—	—	1.1	1.1
Realized and unrealized holding gains (losses) on investments and other	1.7	—	(0.1)	1.7	—	(7.3)	(0.6)	(7.9)	1.7	7.3	0.5	9.6
Equity in earnings (losses) of unconsolidated affiliates	(0.8)	(4.0)	—	(4.9)	(49.8)	(0.8)	—	(50.6)	49.0	(3.2)	—	45.7
Interest expense	(11.4)	(13.5)	—	(24.9)	(10.4)	(10.7)	—	(21.2)	1.0	2.8	—	3.7
Income tax (provision) benefit	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	2.5	(13.5)	5.0	(16.3)	(43.8)	(39.0)	3.4	(89.5)	46.3	25.5	1.6	73.2
Net loss attributable to redeemable noncontrolling interests	—	2.5	—	2.5	—	3.2	—	3.2	—	(0.7)	—	(0.7)
Net (income) loss attributable to noncontrolling interests	(0.2)	12.5	—	12.3	2.9	27.6	—	30.5	(3.1)	(15.1)	—	(18.2)
Net income attributable to Acadia	$2.3	$1.5	$5.0	$(1.4)	$(40.9)	$(8.2)	$3.4	$(55.9)	$43.2	$9.7	$1.6	$54.5

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $43.2 million for the three months ended September 30, 2023 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio decreased $2.8 million for the three months ended September 30, 2023 compared to the prior year period primarily due to the bankruptcy of Bed, Bath and Beyond.

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio increased $1.7 million for the three months ended September 30, 2023 compared to the prior year period primarily due to the mark-to-market adjustment on the Investment in Albertsons in 2023. In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company received 1.6 million shares of Albertsons, which are now included in the Core portfolio (Note 4, Note 8).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio increased $49.0 million for the three months ended September 30, 2023 compared to the prior year period primarily due to an impairment charge for 840 N. Michigan Avenue in 2022

Interest expense for our Core Portfolio increased $1.0 million for the three months ended September 30, 2023 compared to the prior year period primarily due to higher average outstanding borrowings and interest rates in 2023 (Note 7).

Net income attributable to noncontrolling interests for our Core Portfolio decreased $3.1 million for the three months ended September 30, 2023 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $9.7 million for the three months ended September 30, 2023 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $4.2 million for the three months ended September 30, 2023 compared to the prior year period primarily due to (i) $2.9 million from new tenant lease up in 2022 and 2023 and (ii) $1.6 million from Fund property acquisitions. These increases were offset by $0.5 million from Fund property dispositions in 2022.

Impairment charges for the Funds decreased $29.6 million for the three months ended September 30, 2023 compared to the prior year period. Impairment charges totaling $3.7 million during 2023 for the Funds related to 146 Geary Street in Fund IV. Impairment charges totaling $33.3 million during 2022 for the Funds related to 146 Geary Street and 717 N. Michigan Avenue in Fund IV.

Gain on disposition of properties for the Funds decreased $8.9 million for the three months ended September 30, 2023 compared to the prior year period due to the sale of Wake Forest Crossing at Fund IV in 2022 (Note 2).

Realized and unrealized holding gains on investments and other for the Funds increased $7.3 million for the three months ended September 30, 2023 compared to the prior year period primarily due to the $7.3 million mark-to-market adjustment on the Investment in Albertsons in 2023. In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company received 1.6 million shares of Albertsons, which are now included in the Core portfolio (Note 4, Note 8).

Equity in earnings (losses) of unconsolidated affiliates for the Funds decreased $3.2 million for the three months ended September 30, 2023 compared to the prior year period primarily due to new unconsolidated Fund acquisitions in 2022 and 2023 (Note 4).

Interest expense for the Funds increased $2.8 million for the three months ended September 30, 2023 compared to the prior year period primarily due to $4.5 million from higher average interest rates in 2023, offset by $1.6 million from lower average outstanding borrowings in 2023.

Net (income) loss attributable to noncontrolling interests for the Funds decreased $15.1 million for the three months ended September 30, 2023 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $2.4 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively.

Structured Financing

Interest and other income for the Structured Financing portfolio increased $1.1 million for the three months ended September 30, 2023 compared to the prior year period primarily due to the City Point loan issued during 2022 (Note 10).

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

The results of operations by reportable segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 are summarized in the table below (in millions, totals may not add due to rounding):

	Nine Months Ended				Nine Months Ended
	September 30, 2023				September 30, 2022				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$153.5	$99.7	$—	$253.2	$151.7	$94.1	$—	$245.7	$1.8	$5.6	$—	$7.5
Depreciation and amortization	(57.5)	(43.4)	—	(101.0)	(56.5)	(45.9)	—	(102.4)	1.0	(2.5)	—	(1.4)
Property operating expenses and real estate taxes	(46.7)	(32.5)	—	(79.2)	(44.4)	(31.0)	—	(75.4)	2.3	1.5	—	3.8
General and administrative expenses	—	—	—	(30.9)	—	—	—	(32.8)	—	—	—	(1.9)
Impairment charges	—	(3.7)	—	(3.7)	—	(33.3)	—	(33.3)	—	(29.6)	—	(29.6)
Gain on disposition of properties	—	—	—	—	—	49.9	—	49.9	—	(49.9)	—	(49.9)
Operating income (loss)	49.2	20.1	—	38.5	50.7	33.8	—	51.7	(1.5)	(13.7)	—	(13.2)
Interest and other income	—	—	14.9	14.9	—	—	9.9	9.9	—	—	5.0	5.0
Realized and unrealized holding gains (losses) on investments and other	5.2	25.0	—	30.2	1.2	(19.1)	(0.5)	(18.4)	4.0	44.1	0.5	48.6
Equity in (losses) earnings of unconsolidated affiliates	1.9	(8.2)	—	(6.3)	(47.4)	1.2	—	(46.2)	49.3	(9.4)	—	39.9
Interest expense	(33.0)	(35.5)	—	(68.6)	(26.5)	(31.8)	—	(58.3)	6.5	3.7	—	10.3
Income tax benefit (provision)	—	—	—	(0.2)	—	—	—	-	—	—	—	(0.2)
Net income (loss)	23.3	1.4	14.9	8.5	(22.1)	(15.8)	9.4	(61.3)	45.4	17.2	5.5	69.8
Net loss attributable to redeemable noncontrolling interests	—	5.7	—	5.7	—	3.2	—	3.2	—	2.5	—	2.5
Net income attributable to noncontrolling interests	(1.8)	8.9	—	7.1	1.4	17.3	—	18.7	(3.2)	(8.4)	—	(11.6)
Net income (loss) attributable to Acadia	$21.5	$16.0	$14.9	$21.2	$(20.7)	$4.6	$9.4	$(39.4)	$42.2	$11.4	$5.5	$60.6

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $42.2 million for the nine months ended September 30, 2023 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $1.8 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to (i) a $7.8 million acceleration of a below market lease for a bankrupt tenant, (ii) a $2.8 million increase from Core Portfolio property acquisitions in 2022 (Note 2), and (iii) $3.6 million from lease up within the Core Portfolio. These increases were offset by (i) $5.4 million from vacating tenants, (ii) $3.5 million from additional termination income received in 2022, and (iii) a $2.7 million increase associated with revenues deemed uncollectible in 2023.

Depreciation and amortization for our Core Portfolio increased $1.0 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to Core Portfolio property acquisitions in 2022.

Property operating expenses and real estate taxes for our Core Portfolio increased $2.3 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to an increase in non-recurring repair and maintenance and utility and insurance costs in 2023.

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio includes a $4.9 million mark-to-market adjustment on the Investment in Albertsons in 2023 and a $1.2 million bargain purchase gain on the acquisition of the Williamsburg Collection in 2022 (Note 2). In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company received 1.6 million shares of Albertsons, which are now included in the Core portfolio (Note 4, Note 8).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio increased $49.3 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to an impairment charge for 840 N. Michigan Avenue in 2022.

Interest expense for our Core Portfolio increased $6.5 million for the nine months ended September 30, 2023 compared to the prior year period due to (i) $4.4 million from higher average outstanding borrowings in 2023, and (ii) $3.4 million from higher average interest rates in 2023. These increases were partially offset by $0.7 million from higher capitalized interest in 2023.

Net income attributable to noncontrolling interests for our Core Portfolio decreased $3.2 million for the nine months ended September 30, 2023 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $11.4 million for the nine months ended September 30, 2023 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $5.6 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to (i) $7.5 million from new tenant lease up in 2022 and 2023, (ii) $2.0 million from settlement income related to a tenant. and (iii) $1.6 million from Fund property acquisitions in 2023. These increases were offset by (i) $4.1 million from Fund property dispositions in 2022 (Note 2) and (ii) a $1.3 million increase associated with revenues deemed uncollectible in 2023.

Depreciation and amortization for the Funds decreased $2.5 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to Fund property dispositions in 2022.

Impairment charges for the Funds decreased $29.6 million for the nine months ended September 30, 2023 compared to the prior year period. Impairment charges totaling $3.7 million during 2023 for the Funds related to 146 Geary Street in Fund IV. Impairment charges totaling $33.3 million during 2022 for the Funds related to 146 Geary Street and 717 N. Michigan Avenue in Fund IV.

Gain on disposition of properties for the Funds decreased $49.9 million for the nine months ended September 30, 2023 compared to the prior year period due to the sales of Cortlandt Crossing at Fund III, Lincoln Place, Mayfair, Dauphin and Wake Forest Crossing in Fund IV and a New Towne outparcel in Fund V in 2022 (Note 2).

Realized and unrealized holding gains (losses) on investments and other for the Funds increased $44.1 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to (i) a $28.2 million increase in dividend income from Albertsons in 2023 and by (ii) a $21.6 million decrease in the mark-to-market adjustment on the Investment in Albertsons in 2022, offset by (i) a $2.0 million decrease in the mark-to-market adjustment on the Investment in Albertsons in 2023, and (ii) a $1.4 million distribution from the Storage Post Management Company in 2022. (Note 4).

Equity in earnings (losses) of unconsolidated affiliates for the Funds decreased $9.4 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to new unconsolidated Fund acquisitions in 2022 and 2023 (Note 4).

Interest expense for the Funds increased $3.7 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to $12.9 million from higher average interest rates in 2023 offset by $7.1 million from lower average outstanding borrowings in 2023 and $2.4 million from higher capitalized interest in 2023.

Net loss attributable to redeemable noncontrolling interests for the Funds increased $2.5 million for the nine months ended September 30, 2023 compared to the prior year period due to the City Point Loan in August 2022 (Note 10). The Company did not allocate any income to redeemable noncontrolling interests for the Funds for the nine months ended September 30, 2022.

Net (income) loss attributable to noncontrolling interests for the Funds decreased $8.4 million for the nine months ended September 30, 2023 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $7.2 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest and other income for the Structured Financing portfolio increased $5.0 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to the City Point Loan in 2022.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expenses decreased $1.9 million for the nine months ended September 30, 2023 compared to the prior year period due to $2.0 million related to acquisition costs in the prior year but not the current year (Note 2).

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Consolidated operating income	$6,691	$(13,953)	$38,457	$51,737
Add back:
General and administrative	10,309	10,170	30,898	32,768
Depreciation and amortization	33,726	33,744	100,955	102,428
Impairment charges	3,686	33,311	3,686	33,311

Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(3,336)	(4,864)	(18,666)	(17,469)
Gain on disposition of properties	—	(8,885)	—	(49,916)
Consolidated NOI	51,076	49,523	155,330	152,859

Redeemable noncontrolling interest in consolidated NOI	(861)	(517)	(3,260)	(517)
Noncontrolling interest in consolidated NOI	(14,927)	(13,753)	(43,132)	(45,010)
Less: Operating Partnership's interest in Fund NOI included above	(4,656)	(3,800)	(14,458)	(11,278)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	3,163	3,397	11,263	10,451
Core Portfolio NOI	$33,795	$34,850	$105,743	$106,505

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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties that we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Core Portfolio NOI	$33,795	$34,850	$105,743	$106,505
Less properties excluded from Same-Property NOI	(6,071)	(8,644)	(21,305)	(26,772)
Same-Property NOI	$27,724	$26,206	$84,438	$79,733

Percent change from prior year period	5.8%		5.9%

Components of Same-Property NOI:
Same-Property Revenues	$39,714	$37,756	$120,755	$114,982
Same-Property Operating Expenses	(11,990)	(11,550)	(36,317)	(35,249)
Same-Property NOI	$27,724	$26,206	$84,438	$79,733

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

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	17	17	53	53
GLA commencing	85,899	85,899	374,813	374,813
New base rent	$82.29	$87.15	$36.90	$38.58
Expiring base rent	$63.53	$62.55	$30.63	$29.62
Percent growth in base rent	29.5%	39.3%	20.5%	30.3%
Average cost per square foot (a)	$59.99	$59.99	$17.15	$17.15
Weighted average lease term (years)	6.8	6.8	6.6	6.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income attributable to Acadia	$(1,426)	$(55,891)	$21,210	$(39,427)

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	27,351	27,097	82,043	78,007
Impairment charges (net of noncontrolling interests' share)	852	58,481	852	58,481
Gain on disposition of properties (net of noncontrolling interests' share)	—	(2,055)	—	(11,892)
Income attributable to Common OP Unit holders	(55)	(3,083)	1,313	(2,057)
Distributions - Preferred OP Units	123	123	369	369
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic	$26,845	$24,672	$105,787	$83,481

Less: Impact of City Point share conversion (a)	—	(906)	—	(906)
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Diluted	$26,845	$23,766	$105,787	$82,575

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	95,319,958	94,980,333	95,256,703	94,757,678
Weighted-average OP Units outstanding	6,962,435	5,307,160	6,980,766	5,311,460
Basic weighted-average shares and OP Units outstanding, FFO	102,282,393	100,287,493	102,237,469	100,069,138
Assumed conversion of Preferred OP Units to Common Shares	463,898	25,067	463,898	464,623
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	—	—	—	—
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	102,746,291	100,312,560	102,701,367	100,533,761

Diluted Funds from operations, per Common Share and Common OP Unit	$0.26	$0.24	$1.03	$0.82
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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the nine months ended September 30, 2023, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $51.5 million.

Investments

During the nine months ended September 30, 2023, Fund V acquired one unconsolidated property and one consolidated property totaling $111.5 million, inclusive of transaction costs, as described below (Note 2, Note 4):

•
On January 27, 2023, Fund V acquired a 90% interest in an unconsolidated venture. The venture purchased a shopping center, Mohawk Commons, located in Schenectady, New York, for $62.1 million, inclusive of transaction costs.
•
On July 3, 2023, Fund V acquired a shopping center, Cypress Creek, located in Tampa, Florida, for $49.4 million, inclusive of transaction costs.

Structured Financing Investments

During the nine months ended September 30, 2023, we funded $4.6 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4). Through Fund V, we refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition with a new mortgage loan at an unconsolidated property.

Capital Commitments

During the nine months ended September 30, 2023, we made capital contributions aggregating $8.7 million to our Funds, including $2.0 million to Fund II for City Point. In October 2023, we made an additional Fund V capital contribution of $4.1 million.

At September 30, 2023, our share of the remaining capital commitments to our Funds aggregated $36.9 million as follows:

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

Development Activities

During the nine months ended September 30, 2023, capitalized costs associated with development activities totaled $12.7 million (Note 2). At September 30, 2023, we had a total of twelve consolidated and one unconsolidated project under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $50.6 million to $77.0 million, and our estimated share was approximately $28.7 million to $45.1 million. Substantially all remaining development and redevelopment costs are discretionary, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	September 30,	December 31,
	2023	2022

Total Debt - Fixed and Effectively Fixed Rate	$1,456,226	$1,440,773
Total Debt - Variable Rate	376,043	364,641
	1,832,269	1,805,414
Net unamortized debt issuance costs	(12,449)	(12,697)
Unamortized premium	266	343
Total Indebtedness	$1,820,086	$1,793,060

As of September 30, 2023, our consolidated indebtedness aggregated $1,832.3 million, excluding unamortized premium of $0.3 million and net unamortized loan costs of $12.4 million, and were collateralized by 33 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.75% with maturities that ranged from November 1, 2023 to April 15, 2035, without regard to available extension options and the Fund IV mortgage loan in maturity default. With respect to the debt maturing in October and November 2023, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance on favorable terms or at all. One non-recourse Fund IV mortgage loan with an outstanding balance of $19.3 million, or $4.5 million at our share, was in default at September 30, 2023. On July 15, 2023 the loan matured and was not repaid and accrues default interest at a rate of 4.00% per annum in excess of the interest rate of SOFR + 3.65%. Taking into consideration $1,250.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,456.2 million of the portfolio debt, or 79.50%, was fixed at a 4.73% weighted-average interest rate and $376.0 million, or 20.50% was floating at a 7.30% weighted average interest rate as of September 30, 2023. Our variable-rate debt includes $154.1 million of debt subject to interest rate caps.

Without regard to available extension options, at September 30, 2023 there was $133.1 million of debt maturing in 2023 at a weighted-average interest rate of 8.36%; there was $1.9 million of scheduled principal amortization due in the remainder of 2023; and our share of scheduled remaining 2023 principal payments and maturities on our unconsolidated debt was $40.9 million. In addition, $75.7 million of our total consolidated debt and $6.3 million of our pro-rata share of unconsolidated debt will come due by September 30, 2024. With respect to the debt maturing in 2023 and 2024, we have options to extend consolidated debt aggregating $20.3 million and $0.0 million at September 30, 2023, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of September 30, 2023 (Note 10). We did not repurchase any shares under this program during the nine months ended September 30, 2023.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at September 30, 2023 totaled $19.3 million. Our remaining sources of liquidity are described further below.

ATM Program

We have an ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and our share of Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and may issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. We did not make any sales under the ATM program during the nine months ended September 30, 2023.

Fund Capital

During the nine months ended September 30, 2023, Fund V called for capital contributions of $39.1 million, of which our aggregate share was $8.7 million. In October, Fund V called for capital contributions of $20.4 million, of which our aggregate share was $4.1 million. At September 30, 2023, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were zero, $1.4 million, $32.2 million and $106.3 million, respectively.

Other Transactions

The contractual lock-up restrictions on our investment in Albertsons expired in January 2023, and we received 1.6 million shares. During the three months ended September 30, 2023, we sold 100,000 shares of Albertsons, generating net proceeds of $2.4 million. At September 30, 2023, we held 1.5 million shares which had a fair value of $35.2 million (Note 4, Note 8). In addition, during the nine months ended September 30, 2023, we recognized dividend income of $28.9 million (inclusive of the $28.2 million special dividend received from Mervyns II investment in Albertsons prior to the expiration of the lockup), of which the Company's share was $11.8 million (Note 8).

In April and June 2023, Fund II received $2.0 million, or $1.1 million at the Company’s share, of proceeds from the Century 21 Department Stores LLC bankruptcy claim (Note 11).

Structured Financing Repayments

During the nine months ended September 30, 2023, Fund V refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition. We also have one Structured Financing investment in the amount of $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) that previously matured and has not been repaid (Note 3).

Financing and Debt

As of September 30, 2023, we had $180.4 million of additional capacity under existing Core Portfolio and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 93 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

Inflation and Economic Condition Considerations

The year ended December 31, 2022 and nine months ended September 30, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Central banks have responded to rapidly rising inflation by tightening monetary policies that are likely to create headwinds to economic growth. The Federal Reserve has raised interest rates eleven times since January 2022, and has signaled that further interest rate increases may be forthcoming throughout 2023 and into 2024. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as SOFR and the Prime Rate. As of September 30, 2023, approximately 79.5% of our outstanding debt is fixed or effectively fixed rate with the remaining 20.5% indexed to LIBOR, SOFR or Prime plus an applicable margin per the loan agreement. As of September 30, 2023, we were counterparty to 36 interest rate swap agreements and four interest rate cap agreements, all of which qualify for and are designated as hedging instruments, which helps to alleviate the impact of rising interest rates on our operations.

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

On April 23, 2023, Bed Bath and Beyond filed Chapter 11 bankruptcy protection causing them to reject their leases at several of our properties. Bed Bath and Beyond’s leases represents two locations within our Core Portfolio and three locations in our Fund Portfolio. The bankruptcy of any of our tenants, which may cause them to reject their leases, or not to renew their leases as they expire, could have an adverse effect on our cash flows or property values. For the nine months ended September 30, 2023, we accelerated the amortization of the below-market lease intangible of $8.1 million related to the Bed Bath and Beyond lease termination.

While we have not experienced any material negative impacts at this time, we intend to actively manage our business to respond to the ongoing economic and social impact from such events. See Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2023 with the cash flow for the nine months ended September 30, 2022 (in millions, totals may not add due to rounding):

	Nine Months Ended September 30,
	2023	2022	Variance

Net cash provided by operating activities	$115.2	$100.5	$14.7
Net cash used in investing activities	(90.1)	(144.9)	54.8
Net cash (used in) provided by financing activities	(30.1)	47.6	(77.7)
(Decrease) increase in cash and restricted cash	$(5.0)	$3.1	$(8.1)

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from dividend income and rental revenue, and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Our operating activities provided $14.7 million more cash for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the $28.2 million dividend received from our investment in Albertsons in 2023, offset by higher payments of interest in 2023.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities used $54.8 million less cash for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to (i) $194.4 million less cash used for the acquisition of properties, and (ii) $117.9 million less cash used in our investments in and advances to unconsolidated affiliates. These sources of cash were primarily offset by (i) $195.4 million less cash received from the disposition of properties, (ii) $21.7 million less cash received from return of capital from unconsolidated affiliates, (iii) $29.5 million less cash received from repayment of notes receivable, and (iv) $14.4 million more cash used in development, construction, and property improvements.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities used $77.7 million more cash during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily from (i) $119.5 million less cash provided by the sale of Common Shares, (ii) $77.6 million less cash provided by contributions from noncontrolling interests, and (iii) $3.9 million more cash used in dividends paid to Common shareholders. These decreases were offset by (i) $51.3 million more cash received in proceeds from debt, (ii) $42.8 million less cash used for distributions to noncontrolling interests, (iii) $24.3 million less cash used for the acquisition of noncontrolling interests, and (iv) $5.4 million from lower financing costs.

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

See Note 4 in the Notes to Condensed Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		September 30, 2023
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Renaissance	20.0%	$32.0	7.68%	Oct 2023
Gotham(c)	49.0%	8.5	8.33%	Dec 2023
3104 M Street	20.0%	0.8	8.50%	Jan 2024
Eden	22.8%	5.5	7.60%	Sep 2024
Crossroads	49.0%	29.3	3.94%	Oct 2024
Tri City Plaza(c)	18.1%	6.9	2.94%	Oct 2024
Frederick Crossing(c)	18.1%	4.3	3.26%	Dec 2024
Paramus Plaza(b)	11.6%	3.3	7.66%	Dec 2024
Frederick County Square(c)	18.1%	4.2	4.11%	Jan 2025
840 N Michigan	88.4%	65.0	4.36%	Feb 2025
Wood Ridge Plaza(b)	18.1%	5.8	8.63%	Mar 2025
650 Bald Hill	20.8%	3.2	3.75%	Jun 2026
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale	18.0%	6.9	7.79%	Nov 2027
Georgetown	50.0%	7.3	4.72%	Dec 2027
Mohawk Commons	18.1%	7.2	5.80%	Mar 2028
Shoppes at South Hills(c)	18.1%	5.8	5.95%	Mar 2028
Total		$206.0

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at September 30, 2023, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 of the condensed consolidated financial statements for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of September 30, 2023

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Condensed Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2023, we had total mortgage and other notes payable of $1,832.3 million, excluding the unamortized premium of $0.3 million and net unamortized debt issuance costs of $12.4 million, of which $1,456.2 million, or 79.5% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $376.0 million, or 20.5%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of September 30, 2023, we were party to 36 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,250.8 million and $154.1 million of variable-rate debt, respectively. For a discussion of the risks associated with the discontinuation of LIBOR, see Item 1A. “Risk Factors—Risks Related to Our Liquidity and Indebtedness on our Annual Report on Form 10-K for the year ended December 31, 2022 — If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt”.

The following table sets forth information as of September 30, 2023 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$0.5	$—	$0.5	—%
2024	1.8	7.3	9.1	4.7%
2025	2.1	252.3	254.4	4.2%
2026	2.4	400.0	402.4	4.2%
2027	2.2	200.1	202.3	4.1%
Thereafter	4.3	161.6	165.9	4.6%
	$13.3	$1,021.3	$1,034.6

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$1.4	$133.1	$134.5	8.4%
2024	3.9	239.7	243.6	4.1%
2025	0.6	322.8	323.4	7.0%
2026	0.3	34.0	34.3	8.0%
2027	0.4	—	0.4	—%
Thereafter	0.2	61.3	61.5	6.0%
	$6.8	$790.9	$797.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2023 (Remainder)	$0.4	$40.5	$40.9	7.8%
2024	1.4	49.0	50.4	4.5%
2025	0.6	74.8	75.4	4.7%
2026	0.6	3.0	3.6	3.8%
2027	0.6	22.8	23.4	6.2%
Thereafter	—	12.3	12.3	5.9%
	$3.6	$202.4	$206.0

Without regard to available extension options, in the remainder of 2023, $135.0 million of our total consolidated debt and $40.9 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $252.8 million of our total consolidated debt and $50.4 million of our pro-rata share of unconsolidated debt will become due in 2024. As it relates to the aforementioned maturing debt in 2023 and 2024, we have options to extend consolidated debt aggregating $20.3 million and $0.0 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $4.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.9 million. Interest expense on our variable-rate debt of $376.0 million, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2023, would increase $3.8 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.5 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of September 30, 2023, the fair value of our total consolidated outstanding debt would decrease by approximately $6.8 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $6.2 million.

As of September 30, 2023, and December 31, 2022, we had consolidated notes receivable of $123.8 million and $123.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of September 30, 2023, the fair value of our total outstanding notes receivable would decrease by approximately $0.9 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.8 million.

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

Changes in Market Risk Exposures from December 31, 2022 to September 30, 2023

Our interest rate risk exposure from December 31, 2022, to September 30, 2023, has increased on an absolute basis, as the $364.6 million of variable-rate debt as of December 31, 2022 has increased to $376.0 million as of September 30, 2023. As a percentage of our overall debt, our interest rate exposure has increased as our variable-rate debt accounted for 20.2% of our consolidated debt as of December 31, 2022 compared to 20.5% as of September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2023, at a reasonable level of assurance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended September 30, 2023, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Dated: October 31, 2023