Form 10-K
period 2023-12-31
ACADIA REALTY TRUST
filed 2024-02-16
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,371.3 million, based on a price of $14.39 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 13, 2024 was 102,577,713

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the definitive proxy statement of Acadia Realty Trust for the 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year, or April 29, 2024, covered by this Annual Report on Form 10-K for the year ended December 31, 2023 (the “Report”).

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-K

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part II, Item 8. Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical conditions and instability, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and rising inflation; (ii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (iv) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors, including the discontinuation of USD LIBOR, which was effected on June 30, 2023; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any public health crisis, such as the COVID-19 Pandemic, which adversely affected the Company and its tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; and (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” set forth under the headings Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations with regard thereto or changes in the events, conditions, or circumstances on which such forward-looking statements are based.

SUMMARY RISK FACTORS

Set forth below is a summary of the risks described under Item 1A. Risk Factors in the Report on Form 10-K:

Risks related to our business, properties and tenants

•
There are risks relating to investments in real estate that could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and make distributions to our shareholders.
•
We rely on revenues derived from tenants, in particular our key tenants, and a decrease in those revenues could adversely affect our ability to make distributions to our shareholders.
•
Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.
•
The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our financial condition, cash flows, results of operations and property values.
•
We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.
•
Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.
•
E-commerce can have an impact on our business because it may cause a downturn in the business of our current tenants and affect future leases.
•
Many of our real estate costs are fixed, even if income from our properties decreases, which would cause a decrease in net income.
•
Our ability to change our portfolio is limited because real estate investments are illiquid.
•
We could be adversely affected by conditions in the markets where our properties are geographically concentrated.
•
Our development and construction activities could affect our operating results.
•
Developments and acquisitions may fail to perform as expected, which could adversely affect our results of operations.
•
We may not be able to recover our investments in marketable securities or other investments, which may result in significant losses to us.
•
Our real estate assets may be subject to impairment charges.
•
If a third-party vendor fails to provide agreed upon services, we may suffer losses.
•
Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 Pandemic, have had and could continue to have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.

Risks related to our liquidity and indebtedness

•
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
•
Our inability to raise capital or to carry out our growth strategy could adversely affect our financial condition, cash flows and results of operations.
•
Our structured financing portfolio is subject to specific risks relating to the structure and terms of the instruments and the underlying collateral.

Risks related to litigation, environmental matters and government regulation

•
We are exposed to possible liability relating to environmental matters.
•
Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition, cash flows and results of operations.
•
We may from time to time be subject to litigation that could negatively impact our financial condition, cash flows, results of operations and the trading price of our Common Shares.

•
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unplanned expenditures that could adversely affect our financial condition, cash flows and results of operations.

Risks related to our management and structure

•
The loss of key management members could have an adverse effect on our business, financial condition, and results of operations.
•
We have pursued and may in the future continue to pursue extensive growth opportunities, including investing in new markets, which may result in significant demands on our operational, administrative, and financial resources.
•
Our Board may change our investment policy or objectives without shareholder approval.
•
Concentration of ownership by certain investors may allow these investors to exert influence over the business and affairs of our Company.
•
Restrictions on a potential change of control could prevent changes that would be beneficial to our shareholders.
•
Certain provisions of Maryland law may limit the ability of a third party to acquire control of our Company.
•
Our rights and shareholders’ rights to take action against trustees and officers are limited, which could limit recourse in the event of actions not in the best interests of shareholders.
•
We operate through a partnership structure, which could have an adverse effect on our ability to manage our assets.
•
Our joint venture investments carry additional risks not present in our direct investments.

Risks related to our REIT status

•
There can be no assurance we have qualified or will remain qualified as a REIT for federal income tax purposes.
•
Legislative or regulatory tax changes could have an adverse effect on our status as a REIT for federal income tax purposes.
•
We may be required to borrow funds or sell assets to satisfy the REIT distribution requirements.
•
Dividends payable by REITs generally do not qualify for reduced tax rates.
•
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
•
We have limits on ownership of our shares of beneficial interest.
•
Distribution requirements imposed by law limit our operating flexibility.

General risk factors

•
The economic environment may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current development projects.
•
Political and economic uncertainty could have an adverse effect on our business.
•
Inflation may adversely affect our financial condition, cash flows and results of operations.
•
Competition may adversely affect our ability to purchase properties and to attract and retain tenants.
•
Changes in market conditions could have an adverse effect on our share price and our ability to access the public equity markets.
•
Outages, computer viruses and similar events could disrupt our operations.
•
Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.
•
Use of social media may adversely impact our reputation and business.
•
Climate change and natural disasters could adversely affect our properties and business.
•
Future terrorist attacks or civil unrest could harm the demand for, and the value of, our properties.
•
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

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2023, the Trust controlled approximately 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units,” respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT.”

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
•
Some of these Core Portfolio and Fund investments historically have also included, and may in the future include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.
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

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, development, leasing, and management of retail real estate by establishing discretionary opportunity funds. Our Fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched five funds (“Funds”); Acadia Strategic Opportunity Fund, LP (“Fund I,” which was liquidated in 2015), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”) and Acadia Strategic Opportunity Fund V LLC (“Fund V,” and our “current fund”). The investment period for our current fund was completed in August 2023. Thus, as of December 31, we have closed on all new investments in our Funds, and any remaining obligations to our Funds are related to existing investments. Due to our level of control, we consolidate these Funds for financial reporting purposes. Fund I and Fund II have also included investments in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I,” which was liquidated in 2018), Acadia Mervyn Investors II, LLC (“Mervyns II”) and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise, and are referred to as, the Company's Retailer Controlled Property Venture (“RCP Venture”).

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

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage within our Core Portfolio, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property development and redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in current capital markets, pricing, and other commercial and financial terms. Such sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including strategic capital and the issuance of OP Units. We manage our interest rate risk through the use of fixed-rate debt and, where we use variable-rate debt, through the use of certain derivative instruments, including Secured Overnight Financing Rate (“SOFR”) swap agreements and interest rate caps as discussed further in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this Report.

We maintain a share repurchase program that authorizes management, at its discretion, to repurchase up to $200.0 million of outstanding Common Shares. The program may be discontinued or extended at any time. We did not repurchase any shares during the years ended December 31, 2023, 2022 or 2021. As of December 31, 2023, management may repurchase up to approximately $122.5 million of Common Shares under the program. See Note 10.

We also maintain an at-the-market equity issuance program (the "ATM Program") that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through the ATM Program, we have been able to effectively “match-fund” a portion of the required capital for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, the repayment of outstanding indebtedness and for other general corporate purposes. During the year ended December 31, 2023, we did not issue any Common Shares under our ATM Program. During the year ended December 31, 2022, we issued 5,525,419 Common Shares under our ATM Program for gross proceeds of $123.9 million. During the year ended December 31, 2021, we issued 2,889,371 Common Shares under our ATM Program for gross proceeds of $64.9 million. See Note 10.

In January 2024, we completed an underwritten offering of 6,900,000 Common Shares (inclusive of the underwriters’ option to purchase 900,000 additional shares) for net proceeds of $113.0 million (Note 17).

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

INVESTING ACTIVITIES

See Item 2. Properties for a description of the properties in our Core and Fund portfolios. See Significant Developments under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of our consolidated and unconsolidated acquisitions, dispositions and financing activity for the year ended December 31, 2023.

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

Funds

Our Fund investments, which are discretionary and consolidated, consist of suburban shopping centers and urban retail assets structured as wholly-owned by our Funds or through jointly-owned investments with the Funds.

Structured Finance Program

We also make investments in first mortgages and other notes receivable collateralized by real estate, (which we refer to as our Structured Finance Program or SF) either directly or through entities having an ownership interest therein.

Development and Redevelopment Activities

As part of our investing strategy, we invest in real estate assets that may require significant development. In addition, certain assets may require redevelopment to meet the demand of changing markets. As of December 31, 2023, there were two Core Portfolio and one Fund development projects, and eight Core Portfolio and one Fund redevelopment projects. During the year ended December 31, 2023, we placed three Core Portfolio properties into redevelopment and one Fund Portfolio property into service. See Item 2. Properties—Development Activities and Note 2.

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

As of December 31, 2023, we had 117 employees, of whom 95 were located at our executive office and 22 were located at regional property management offices. During 2023, our total turnover rate was approximately 11%. None of our employees are covered by collective bargaining agreements and management believes that its relationship with employees is good.

Diversity, Equity, and Inclusion

Diversity, equity, and inclusion (“DEI”) are fundamental values of our business. We believe that our potential for success is maximized by having a diverse workforce that is reflective of our society and the communities we serve.

As of December 31, 2023, women represent 49% of our employees, 36% of our management-level positions and 25% of the independent trustees on our board of trustees (the "Board"), and racially and ethnically diverse individuals represent 25% of our employees, 24% of our management-level positions, and 13% of the independent trustees on our Board.

Our DEI Program is focused on fostering a professional environment that fully embraces individuals with varied backgrounds, cultures, races, identities, ages, perspectives, beliefs, and values. Through education and awareness – including annual employee training on DEI topics such as unconscious bias and allyship – we are working to maintain a corporate culture that is characterized by respect, acceptance, and inclusivity. We believe that we have an individual and institutional responsibility to observe, promote and protect DEI principles. As part of our commitment to promoting DEI principles, we signed the CEO Action for Diversity & Inclusion pledge in 2020, and since that year, our DEI Steering Committee has actively worked to establish goals and initiatives for our DEI program.

Employee Engagement

We have been recognized as a Great Place to Work® based on employee satisfaction surveys for four consecutive years. We analyze the survey results to identify opportunity areas for enhancing employee satisfaction and engagement.

Training and Development

We continually invest in the training and development of our people. Education opportunities are offered within our organization and through attendance at industry conferences, seminars, and company offered resources, like LinkedIn Learning.

To promote career advancement, leadership training opportunities are available to managers and high-potential employees who are identified as possible successors for senior-level roles.

We believe that mentorship within our organization supports employee development while building a sense of inclusion and increasing employee engagement and satisfaction. Our senior management team focuses on succession planning for senior leadership and business unit lead roles and presents a succession plan to our Board annually.

Our summer internship program offers hands-on experience to students looking to specialize in the retail real estate industry and offers our company a fresh perspective. We are committed to building our own talent pipeline and are thrilled that many of our interns return to Acadia to work with us as full-time employees. We seek to consider a diverse pool of candidates for our internship program through partnerships with external organizations.

Health and Wellness

All of our employees are eligible to participate in our Wellness at Acadia Program, which is focused on education, awareness, and fitness classes, and is coordinated by our Wellness Team, comprised of members across our company with an active interest in wellness programming. Our Wellness at Acadia Program advocates for, and provides resources regarding, nutrition, exercise, mental health, and workplace ergonomics.

We offer a comprehensive benefits package to all eligible employees.

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

We maintain an Enterprise Risk Management (“ERM”) plan to identify and formulate responses to the most critical risks to operations, including those related to climate change and environmental impact. ERM planning serves as an additional forum for the integration of ESG considerations into our business operations.

In addition to a dedicated team of professionals, we have established ESG policies and procedures that inform and guide our ESG approach and drive our ESG goals forward, including a firm-wide ESG Policy and a Tenant Sustainability Guide. We continue to align our reporting with the Task Force on Climate-Related Financial Disclosures (“TCFD”), the Sustainability Accounting Standards Board (“SASB”), and Global Reporting Initiative (“GRI”) frameworks. We seek to align our ESG strategy and goals with certain United Nations Sustainable Development Goals ("UN SDGs"), such as goals to combat climate change and to promote the sustainability of our communities.

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

We are building the resiliency of our portfolio to the physical and transition risks of climate change. For standing investments, we analyze climate-related physical and transition risks and we consider any identified risks as part of our ERM budgeting, and capital improvements processes. Climate-related physical and transition risks are also assessed as part of the due diligence process for acquisitions. Understanding climate-related risks to our portfolio enables us to implement mitigation measures, including increased insurance coverage and physical enhancements, such as waterproofing systems, as necessary. In addition, we established a GHG emissions reduction goal for scope 1 and 2 emissions in our portfolio in an effort to reduce our exposure to, and our contribution to, the negative impacts of climate change. See also Item 1A. Risk Factors — Climate change and natural disasters could adversely affect our properties and business.

We prioritize energy efficiency to try to reduce the amount of GHG emissions generated by our properties. Our energy efficiency strategy seeks to reduce energy consumption through a variety of measures, including LED lighting, and smart lighting controls upgrades in our parking areas, and smart thermostat installations in our vacant tenant spaces.

Our energy efficiency strategy is complemented by our renewable energy strategy which seeks to incorporate the use of electricity sourced from renewable energy projects, such as solar and wind, for the landlord-controlled common areas of our properties. We engage in renewable energy projects through leasing roof and parking lot space at our properties for solar panel arrays and electric vehicle charging stations.

Our water management program focuses on monitoring and reducing common area water consumption, while encouraging water management practices by our tenants. We leverage technology to track and analyze water consumption at our properties to identify and decrease excessive use. A majority of our properties benefit from the use of a landscape design focused on drought-resistant, native, pollinator-friendly plantings that save water. For substantially all of our properties with landlord-controlled irrigation, we have installed smart irrigation systems with features like rain sensors, to ensure the irrigation is turned on only when necessary. In addition, we use submeters at certain of our properties to give our retail tenants visibility into their water consumption and a financial incentive to decrease their consumption.

We include a green clause into our standard form of retail leases to align tenant and landlord interests in promoting the sustainability of our properties, which provides for, among other requirements, cooperation on environmental and social initiatives, and upgrades. We are proud to be named a Green Lease Leader by the Institute for Market Transformation/the U.S. Department of Energy’s Better Buildings Alliance and achieved gold status for using green leases to engage our tenants in making our properties more sustainable.

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

Social

DEI are fundamental values of our business. For additional details regarding our DEI Program, as well as employee engagement, employee training and development, and employee health and wellness initiatives, see Item 1. Business - Human Capital.

Our company supports employee volunteerism and philanthropy. We engage with local charitable and volunteer organizations to connect with those in need and provide support to our communities.

We value the importance of community engagement through the facilitation of events at our properties. We partner with local communities and non-profit organizations to host community events and fundraisers throughout our portfolio.

The health and well-being of our tenants and their employees and customers are important to us. Our property managers conduct regular inspections, repairs and improvements to maintain safe and secure shopping centers and enhance the retail experience.

We strive to respect and promote human rights in accordance with the UN Guiding Principles on Business and Human Rights. We support freedom of association as proclaimed in the Universal Declaration of Human Rights.

Governance

We are dedicated to maintaining a high standard for corporate governance predicated on integrity, ethics, diversity, and transparency. All of our Board members stand for re-election every year. We seek to maintain a diverse Board primarily comprised of independent trustees who represent a mix of varied experience, backgrounds, tenure, and skills to ensure a broad range of perspectives is represented. In 2021, our NCG Committee formally committed in its charter to seek to include candidates with a diversity of race, ethnicity, and gender in the pool from which it selects trustee candidates. The Committee annually reviews the composition of the Board and recommends measures to seek to achieve the appropriate balance of knowledge, experience, skills, expertise, and diversity of backgrounds on the Board to enable the Company to execute its strategic plan and achieve its objectives. As of December 31, 2023, two of our eight independent trustees are female and one independent trustee represents racial and ethnic diversity.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of 20 key tenants, which occupy space at more than one property and collectively account for approximately 17.8% of our consolidated revenue. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See Item 2. Properties—Major Tenants for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

Certain of our properties are supported by “anchor” tenants. Anchor tenants pay a significant portion of total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a tenant with comparable consumer attraction, could adversely affect the rest of the property primarily through the loss of customer drawing power. This can also occur through the exercise of the right that most anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term, also known as “going dark”, such as the case of the departure of a “shadow” anchor tenant that is owned by another landlord. In addition, in the event that certain anchor tenants cease to occupy a property, such an action results in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales, at the affected property, which could adversely affect the future income from such property, also known as “co-tenancy.” Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See Item 2. Properties—Major Tenants.

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

Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection, typically under Chapter 11 of the United States Bankruptcy Code. Pursuant to bankruptcy law, tenants have the right to reject some or all of their leases. In the event a tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year’s rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant’s final bankruptcy plan and the availability of funds to pay its creditors. There can be no assurance that our major tenants will not declare bankruptcy, in which case we may be unable to recoup past and future rent in full, and to re-lease a terminated or rejected space on comparable terms or at all.

We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See Item 2. Properties—Lease Expirations for additional information regarding the scheduled lease expirations in our portfolio. In addition, current inflation levels are greater than the contractual rent increases we obtain from our tenant base. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted.

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

While we devote considerable effort and resources to analyze and respond to tenant trends, preferences, and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “bricks and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market because of, among others, the illiquid nature of real estate our occupancy levels and financial results could suffer. See the Risk Factor entitled, “Our ability to change our portfolio is limited because real estate investments are illiquid” below.

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

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 42.8% and 18.3% of the annual base rents within our Core Portfolio, respectively. In addition, our Funds derive 31.8%, 22.4% and 26.0% of their annual base rents in the New York metropolitan, Southeast, and Northeast regions of the United States, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, occur in these areas.

Our development and construction activities could affect our operating results.

We intend to continue selective development and construction of retail properties. See Item 1. Business — Investing Activities– Funds–Development Activities.

As opportunities arise, we may delay construction until sufficient pre-leasing is reached, and financing is in place. Our development and construction activities include, among others, the risks that:

•
we may abandon development opportunities after expending resources to determine feasibility;
•
construction costs of a project may exceed our original estimates;
•
occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
•
financing for development of a property may not be available to us on favorable terms or at all;
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

Additionally, the time frame required for development, construction and lease-up of these properties means that we may not realize a significant cash return for several years. If any of the above events occur, the development and construction of properties may hinder our growth and could have an adverse effect on our financial condition, cash flows and results of operations. In addition, new development and construction activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 for additional discussion regarding the shares held by the Company of Albertsons Companies, Inc. (“Albertsons”).

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

We are dependent and rely on third party vendors, including Cloud providers, for redundancy of our network, system data, security, and data integrity. If a vendor fails to provide services as agreed, suffers outages, business interruptions, financial difficulties, or bankruptcy, we may experience service interruption, delays, or loss of information. Cloud computing is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, blackout, or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. We conduct due diligence on all services providers, contractually specify privacy and data security responsibilities, and restrict access, use and disclosure of personal information.

Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 Pandemic, have had and could continue to have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.

Epidemics, pandemics, or other public health crises, including the COVID-19 Pandemic, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

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

Although we have historically used moderate levels of leverage, we have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2023, our outstanding indebtedness was $1,881.1 million, of which $426.4 million was variable-rate indebtedness.

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

Although approximately 77.3% of our outstanding debt has fixed or effectively fixed interest rates, we also borrow funds at variable interest rates. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt, which could cause our borrowing costs to rise and may limit our ability to refinance debt. Interest expense on our variable-rate debt as of December 31, 2023 would increase by approximately $4.3 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we sought additional variable-rate financing based on pricing and other commercial and financial terms. We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

As a result of LIBOR being discontinued, our LIBOR-based borrowings and hedges were converted to the Secured Overnight Financing Rate (“SOFR”). The discontinuation of LIBOR did not affect our ability to borrow or maintain already outstanding borrowings. Higher average interest rates resulted in higher interest expense and payments under our debt agreements.

Our inability to raise capital or to carry out our growth strategy could adversely affect our financial condition, cash flows and results of operations.

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

Furthermore, if we were unable to obtain sufficient investor capital commitments in order to initiate future Funds, or other sources of strategic capital, our current growth strategy would be adversely impacted. Because the Operating Partnership is the sole general partner or managing member of our Funds and earns promote distributions or fees for asset management, property management, construction, development, leasing, and legal services, such a situation would also adversely impact the amount of or ability to earn such promotes or fees.

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

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines, or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations and the trading price of our Common Shares. Additionally, certain proceedings or the resolution of certain proceedings may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. See Item 3. Legal Proceedings and the Notes to Consolidated Financial Statements as updated by our subsequent filings with the SEC, for pending litigation, if any.

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

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our business, financial condition, and results of operations. Management continues to strengthen our team and we have CEO succession planning in place, as well as an emergency transition plan, but there can be no assurance that such planning will be capable of implementation or that our efforts will be successful. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein and into severance agreements with other senior executives; however, Mr. Bernstein and such executives may terminate their employment with us at will.

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

As of December 31, 2023, four institutional shareholders own 5% or more individually, and 54.7% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT for U.S. federal income tax purposes (due to certain “look-through provisions” of the Code), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring, or preventing a change in control of us. Additionally, our Board may, in its sole discretion, waive or modify the 9.8% Common Shares ownership limit in our Declaration of Trust with respect to one or more persons if it is satisfied that ownership in excess of the limit will not jeopardize our qualification as a REIT for U.S. federal income tax purposes. From time to time, we have entered into waivers with certain institutional investors, subject to certain representations from such investors, including that the Common Shares held by the investors will be held in the ordinary course of business and not with the purpose or effect of changing or influencing control of us.

Restrictions on a potential change of control could prevent changes that would be beneficial to our shareholders.

Our Board is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares of beneficial interest without shareholder approval. We have not established any series of preferred shares other than the Series A and Series C Preferred OP Units in the Operating Partnership. However, the establishment and issuance of a class or series of preferred shares could make a change of control of us that could be in the best interests of the shareholders more difficult. In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements with certain of our executives, which provide that, upon the occurrence of a change in control of us and either the termination of their employment without “cause” or their resignation for “good reason” (each, as defined in the respective agreement), such executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in the best interests of our shareholders generally.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of our Company.

Under the provisions of the Maryland General Corporation Law (the “MGCL”) applicable to REITs, certain business combinations, including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns 10% or more of the voting power of the REIT’s outstanding voting shares of beneficial interest or an affiliate or an associate, as defined in the MGCL, of the REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the REIT (an “interested shareholder”) or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the board of trustees of the REIT and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the REIT and (ii) two-thirds of the votes entitled to be cast by holders of voting shares of beneficial interest of the REIT other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the REIT’s common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of trustees of the REIT before the interested shareholder becomes an interested shareholder. A person is not an interested shareholder if the board of trustees approved in advance the transaction by which the person otherwise would have become an interested shareholder. In approving a transaction, the board of trustees may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board. We have not elected to opt out of the business combination statute.

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

Additionally, Title 3, Subtitle 8 of the MGCL (“Subtitle 8”) permits our Board, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or Bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our Company that might involve a premium to the market price of our Common Shares or otherwise be in the best interests of our shareholders. We are subject to some of these provisions (for example, a two-thirds vote requirement for removing a trustee) by provisions of our Declaration of Trust and Bylaws unrelated to Subtitle 8. However, pursuant to the Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on November 9, 2017, which are referenced in Part IV Item 15. Exhibits and Financial Statement Schedules hereto, the Board approved a resolution to opt out of Section 3-803 of Subtitle 8 that allows the Board, without shareholder approval, to elect to classify into three classes with staggered three-year terms. The Articles Supplementary prohibit the Company, without the affirmative vote of a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees, from classifying the Board under Subtitle 8.

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

Any disputes that may arise between joint venture partners and us may result in potentially costly litigation or arbitration that would prevent our officers and/or trustees from focusing their time and effort on our business. In addition, we may, in certain circumstances, be liable for the actions of our third-party joint venture partners.

RISKS RELATED TO OUR REIT STATUS

There can be no assurance we have qualified or will remain qualified as a REIT for federal income tax purposes.

We believe that we have consistently met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there may be only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Code provisions and income tax regulations applicable to REITs differ significantly from those applicable to other entities. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations, or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the Federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at the regular corporate rates and we could be subject to the one-percent excise tax on share repurchases imposed by the 2022 Inflation Reduction Act. Also, we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

Legislative or regulatory tax changes could have an adverse effect on our status as a REIT for Federal income tax purposes.

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

We may be required to borrow funds or sell assets to satisfy the REIT distribution requirements.

Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. Federal income tax purposes, or as a result of our inability to currently deduct certain expenditures that we must currently pay, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, any business interest expense that is disallowed under Section 163 (j) of the Code (unless we elect to be an “electing real property trade or business”), and the creation of reserves or required amortization payments. We have historically satisfied these distribution requirements by making cash distributions to our shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distribution requirements with cash, we may need to borrow funds on a short term basis or sell assets, to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings or sales. These cash needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. Such actions could adversely affect our cash flow and results of operations.

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

To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our Common Shares. In order to meet these tests, we may be required to forego investments we might otherwise make and refrain from engaging in certain activities. Thus, compliance with the REIT requirements may hinder our performance.

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

To maintain our status as a REIT for Federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for each calendar year. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to Federal corporate income tax on our undistributed net taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year; (ii) 95% of our capital gain net income for that year; and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Code and to minimize exposure to Federal income and excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income as well as required debt amortization payments and the capitalization of certain expenses could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. The distribution requirements also severely limit our ability to retain earnings to acquire and improve properties or retire outstanding debt.

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

Certain sectors of the U. S. economy have experienced weakness over the past several years. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants. In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rental concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy. There can be no assurance that an economic recovery will occur or continue.

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

Political and economic uncertainty could have an adverse effect on our business.

The year ended December 31, 2023 was impacted by significant volatility in global markets, largely driven by rising inflation and interest rates, slowing economic growth (including continued fallout from the COVID-19 Pandemic), geopolitical uncertainty (including as a result of the armed conflict between Russia and Ukraine, and recent escalation in the conflict between the State of Israel and Hamas, and potentially other countries in the Middle East and North Africa), supply-chain disruptions and instability in the banking sector following multiple bank failures. We cannot predict how current political and economic uncertainty will affect our critical tenants, joint venture partners, lenders, financial institutions, and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

Political and economic uncertainty poses a risk to us in that it may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in further financial turmoil affecting the banking system and financial markets generally or significant financial service institution failures, there could be new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Each of these factors could adversely affect our financial condition, cash flows and results of operations.

Inflation may adversely affect our financial condition, cash flows and results of operations.

Rising inflation could have a pronounced negative impact on our mortgage and debt interest, development and redevelopment costs, and general and administrative expenses, as such costs and expenses could increase at a rate higher than our rents.

In recent periods, central banks have responded to rapidly rising inflation by tightening monetary policies, which could create headwinds to economic growth. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes, such as SOFR and the Prime Rate. See “Risks Related to Our Liquidity and Indebtedness”. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. While these provisions are designed to partially mitigate the impact of inflation, current inflation levels are greater than the contractual rent increases we are able obtain from our tenant base. Increased inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

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
•
Reputational damage adversely affecting investor and tenant confidence; and
•
Costly litigation.

The control environment for cybersecurity is an ever-changing risk landscape across the entire attack surface which includes risks from on-premises, cloud infrastructure, software as a service and mobile applications. While we attempt to mitigate these risks by employing a number of cybersecurity measures, along with purchasing cybersecurity insurance coverage, our insurance coverage may be insufficient in the event of an incident and our systems, networks, and services remain potentially vulnerable to advanced threats.

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

Climate change and natural disasters could adversely affect our properties and business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Governance

Cybersecurity is an integral part of the Board’s risk analysis and discussions with management. At least annually, the full Board is updated on the Company’s cybersecurity risks and risk mitigation strategy by our Vice President of Information Technology, who is responsible for management of our Information Technology program. The Board also receives ad hoc updates, as needed, about material changes to the Company’s cybersecurity program and/or the cybersecurity landscape, including briefings on major legislative and regulatory developments, from our Vice President of Information Technology and representatives from Legal and/or Risk Management, as applicable.

Our Vice President of Information Technology and Director of Risk Management regularly evaluate the Company’s cybersecurity risk profile and lead the development of strategies to mitigate risks and address cybersecurity issues that may arise, in consultation with members of our senior management team. Our Vice President of Information Technology and Director of Risk Management each have approximately 25 years of experience in their respective fields, and our Vice President of Information Technology holds certifications in cybersecurity from accredited information technology certification providers.

We have formal policies and procedures that address cybersecurity incident response and disaster recovery from interference with our critical applications. Our Cybersecurity Incident Response Plan provides a documented framework for responding to cybersecurity incidents in coordination across multiple departments. In the event of such an incident, our Cybersecurity Incident Response Team (“CIRT”), which is comprised of our Vice President of Information Technology, Director of Risk Management and representatives from Risk Management, Legal and Financial Reporting, would respond to such incident in accordance with our Cybersecurity Incident Response Plan. Any cybersecurity incident that meets certain criteria will be communicated by the CIRT to senior management and the Board in a timely manner, and will be evaluated by our Executive Management Team, comprised of certain executives, to assess the impact of the incident on the Company, considering qualitative and quantitative factors. In conducting this assessment and responding to an incident, the CIRT and Executive Management Team may utilize the services of third-party consultants.

Cybersecurity user awareness training is mandatory for all new hires and for existing employees on an annual basis to help protect our employees and the Company against cybersecurity threats. This annual training is customized to address specific cybersecurity challenges and scenarios that we may face within the real estate investment industry. Novel cybersecurity threats to the Company that are identified by our Information Technology team are communicated to all employees by email, as needed, in an effort to promote awareness and protect the Company from cyber attacks.

Risk Management and Strategy

We maintain an Enterprise Risk Management (“ERM”) program to identify and respond to the most critical risks to our business, including cybersecurity risks. Risks and vulnerabilities from our increased reliance on information technology systems are assessed at least annually as part of our ERM program. In response to such assessments, controls are embedded into our processes and technology by our Vice President of Information Technology and Director of Risk Management to seek to mitigate risks to our systems and processes from cybersecurity incidents. We continuously evaluate if we have adequate controls in place utilizing a risk-based approach that aligns with the National Institute of Standards and Technology Cybersecurity Framework.

Our daily operations are monitored by a dedicated information technology team. We conduct monitoring of our computer networks, and have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive data, including through the use of encryption and authentication technologies. We assess the adequacy of our cybersecurity measures through annual penetration testing of our computer networks by external consultants, and we have performed tabletop simulations and drills at both a technical and management level around scenarios involving the loss of critical information and technology systems.

We maintain a risk-based approach to evaluating and overseeing cybersecurity risks presented by our third-party vendors. Third-party vendors that meet certain criteria, such as owning and operating any information technology networks and systems on which the Company relies, are evaluated to assess their performance across several domains, including data security and operations management. We seek to maintain effective communication with our third-party vendors to facilitate timely notification of cybersecurity incidents that might impact the Company.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems. For more information, please see Item 1A. Risk Factors - Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.

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

As of December 31, 2023, our Core Portfolio consisted of 139 operating properties totaling approximately 5.4 million square feet (or 5.0 million at our pro-rata share) of gross leasable area (“GLA”) excluding two properties in development and eight properties under redevelopment. The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 1,000 to 800,000 square feet and as of December 31, 2023, were 92.8% occupied and 94.8% leased (or 93.0% occupied and 95.0% leased at our pro-rata share), excluding properties under development or redevelopment.

As of December 31, 2023, we owned and operated 50 properties totaling approximately 9.0 million square feet in total (or 2.0 million square feet at our pro-rata share) of GLA in our Funds, excluding one property under development and one property under redevelopment. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 19 states and the District of Columbia and, as of December 31, 2023, were 91.4% occupied and 93.3% leased (or 89.6% occupied and 92.4% leased at our pro-rata share), excluding the properties under development.

Within our Core Portfolio and Funds, we had more than 1,200 retail leases as of December 31, 2023. A significant portion of our rental revenues are from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities, and common area maintenance of the shopping centers. An insignificant portion of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents, which we refer to as percentage rents. Minimum rents and expense reimbursements accounted for substantially all of our total revenues for the year ended December 31, 2023.

Five of our Core Portfolio properties and four of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all of these locations.

No individual property or tenant contributed in excess of 10% of our total revenues for the years ended December 31, 2023, 2022 or 2021. See Note 7 for information on the mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our Core operating properties at December 31, 2023:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot

STREET AND URBAN RETAIL
Chicago Metro
Rush and Walton Streets Collection (6 properties)	Lululemon, Reformation, Sprinkle, St. Laurent	2011 2012	100.0%	40,384	78.3%	78.3%	$6,608,610	$208.90
Clark Street and W. Diversey Collection (4 properties)	Starbucks, TJ Maxx, J Crew Factory, Trader Joe's	2011 2012	100.0%	53,099	78.2%	79.9%	1,798,496	43.29
Halsted and Armitage Collection (13 properties)	Serena and Lily, Bonobos, Allbirds, Warby Parker, Marine Layer, Kiehl's	2011 2012 2019 2020	100.0%	53,220	100.0%	100.0%	2,766,615	51.98
North Lincoln Park Chicago Collection (6 properties)	Champion, Carhartt	2011 2014	100.0%	49,921	67.9%	67.9%	1,132,561	33.39
State and Washington	Nordstrom Rack, Uniqlo	2016	100.0%	65,401	100.0%	100.0%	2,749,189	42.04
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,573,000	57.44
North and Kingsbury	Old Navy, Backcountry	2016	100.0%	41,791	100.0%	100.0%	1,931,746	46.22
Concord and Milwaukee	—	2016	100.0%	13,147	100.0%	100.0%	469,100	35.68
California and Armitage	—	2016	100.0%	18,275	70.5%	70.5%	696,715	54.04
Roosevelt Galleria	Petco, Vitamin Shoppe, Dollar Tree	2015	100.0%	37,995	89.7%	89.7%	880,649	25.84
Sullivan Center	Target	2016	100.0%	176,181	78.9%	82.2%	5,251,599	37.79
				576,799	85.6%	86.8%	25,858,278	52.35
New York Metro
Soho Collection (12 properties) (b)	Zimmermann, Faherty, Watches of Switzerland, ALC, Stone Island, Frame, Theory, Bang & Olufsen	2011 2014 2019 2020 2022	100.0%	36,094	74.4%	100.0%	9,974,725	371.55
5-7 East 17th Street	—	2008	100.0%	8,658	0.0%	100.0%	—	—
200 West 54th Street	—	2007	100.0%	5,862	100.0%	100.0%	1,603,613	273.56
61 Main Street	Splendid	2014	100.0%	3,470	100.0%	100.0%	322,294	92.88
181 Main Street	TD Bank	2012	100.0%	11,514	100.0%	100.0%	1,085,445	94.27
4401 White Plains Road	Walgreens	2011	100.0%	12,964	100.0%	100.0%	625,000	48.21
Bartow Avenue	—	2005	100.0%	14,824	100.0%	100.0%	481,687	32.49
239 Greenwich Avenue	Watches of Switzerland	1998	75.0%	16,621	100.0%	100.0%	1,847,097	111.13
252-256 Greenwich Avenue	Veronica Beard, The RealReal, Blue Mercury	2014	100.0%	7,986	100.0%	100.0%	1,037,059	129.86
2914 Third Avenue	Planet Fitness	2006	100.0%	40,603	100.0%	100.0%	1,107,063	27.27
868 Broadway	Dr. Martens	2013	100.0%	2,031	100.0%	100.0%	859,826	423.35
313-315 Bowery (c)	John Varvatos	2013	100.0%	6,600	100.0%	100.0%	527,076	79.86
120 West Broadway	Citizens Bank, Citi Bank	2013	100.0%	13,838	100.0%	100.0%	2,438,595	176.22
2520 Flatbush Avenue	Bob's Disc. Furniture, Capital One	2014	100.0%	29,114	100.0%	100.0%	1,285,105	44.14
Williamsburg Collection (d)	Sephora, SweetGreen, Levain Bakery	2022	100.0%	50,842	95.3%	95.3%	5,264,882	108.70
991 Madison Avenue (e)	Vera Wang, Gabriela Hearst	2016	100.0%	7,512	100.0%	100.0%	3,572,528	475.58
Shops at Grand	Stop & Shop (Ahold), Starbucks	2014	100.0%	99,837	100.0%	100.0%	3,553,548	35.59

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Gotham Plaza (f)	Bank of America, Footlocker, Apple Bank	2016	49.0%	25,922	91.6%	91.6%	2,016,748	84.98
				394,292	94.3%	98.8%	37,602,290	101.14
Los Angeles Metro
8833 Beverly Blvd	Luxury Living	2022	97.0%	9,757	100.0%	100.0%	1,311,046	134.37
Melrose Place Collection	The Row, Chloe, Oscar de la Renta	2019	100.0%	14,000	100.0%	100.0%	3,083,482	220.25
				23,757	100.0%	100.0%	4,394,528	184.98
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	TD Bank	2012	100.0%	20,669	60.9%	60.9%	780,099	61.95
14th Street Collection (3 properties)	Verizon	2021	100.0%	19,461	62.3%	62.3%	1,037,040	85.54
Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667	93.5%	93.5%	1,883,023	34.92
M Street and Wisconsin Corridor (27 Properties) (f)(g)	Lululemon, Duxiana, Rag and Bone, Reformation, Glossier, Showfields, Alo Yoga	2011 2016 2019	24.4%	254,942	91.3%	94.1%	16,719,810	71.83
				352,739	88.3%	90.3%	20,419,972	65.58
Boston Metro
165 Newbury Street	Starbucks	2016	100.0%	1,050	100.0%	100.0%	312,576	297.69
				1,050	100.0%	100.0%	312,576	297.69
Dallas Metro
Henderson Avenue Portfolio (14 properties)	Sprouts Market, Warby Parker, Tecovas	2022	100.0%	121,386	89.2%	94.4%	4,444,837	41.07

Total Street and Urban Retail				1,470,023	89.1%	91.7%	$93,032,480	$71.01

Acadia Share Total Street and Urban Retail				1,266,059	88.9%	91.4%	$80,170,479	$71.26

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Walgreens, Lidl, Chase Bank, City MD	1998	100.0%	143,969	96.9%	96.9%	$3,670,835	$26.32
Marketplace of Absecon	Walgreens, Dollar Tree	1998	100.0%	104,556	89.1%	89.1%	1,573,106	16.88

New York
Village Commons Shopping Center	Citibank, Ace Hardware	1998	100.0%	87,128	91.1%	93.1%	2,736,099	34.48
Branch Plaza (e)	LA Fitness, The Fresh Market	1998	100.0%	123,345	98.8%	98.8%	3,551,081	29.13
Amboy Center (e)	Stop & Shop (Ahold)	2005	100.0%	63,372	92.1%	92.1%	2,047,298	35.07
Crossroads Shopping Center (f)	HomeGoods, PetSmart, BJ's Wholesale Club	1998	49.0%	311,528	87.5%	90.7%	8,567,491	31.41
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	258,701	95.2%	95.2%	2,251,770	9.15
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363	100.0%	100.0%	1,996,500	20.72
Bedford Green	Shop Rite, CVS	2014	100.0%	90,589	73.9%	73.9%	2,280,620	34.06

Connecticut
Town Line Plaza (h)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,346	97.2%	98.5%	1,811,142	17.53

Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021	100.0%	100.0%	1,467,751	11.29

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Crescent Plaza	Home Depot, Shaw's	1993	100.0%	218,002	98.9%	98.9%	2,111,087	9.80
201 Needham Street	Michael's	2014	100.0%	20,409	100.0%	100.0%	711,662	34.87
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505	100.0%	100.0%	1,490,575	36.80

Vermont
The Gateway Shopping Center	Shaw's (Supervalu), Starbucks	1999	100.0%	102,854	96.7%	96.7%	2,190,988	22.03

Illinois
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	98,962	97.7%	97.7%	1,426,291	14.76

Indiana
Merrillville Plaza	Dollar Tree, TJ Maxx, DD's Discount (Ross)	1998	100.0%	235,926	88.9%	91.1%	2,950,134	14.06

Michigan
Bloomfield Town Square	HomeGoods, TJ Maxx, Dick's Sporting Goods, Burlington	1998	100.0%	234,951	99.4%	99.4%	4,305,998	18.44

Delaware
Town Center and Other (1 property)	Lowes, Dick's Sporting Goods, Target	2003	100.0%	704,421	89.5%	96.7%	10,692,084	16.96
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	98.1%	98.1%	3,288,210	32.83
Naamans Road (e)	Jared Jewelers, American Red Cross	2006	100.0%	19,850	63.9%	63.9%	705,101	55.60

Pennsylvania
Mark Plaza (e)	Kmart	1993	100.0%	106,856	100.0%	100.0%	246,274	2.30
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	956,954	6.12
Chestnut Hill	—	2006	100.0%	36,492	100.0%	100.0%	986,067	27.02
Abington Towne Center (i)	Target, TJ Maxx	1998	100.0%	216,871	100.0%	100.0%	1,312,228	22.15

Total Suburban Properties				3,910,343	94.1%	95.9%	$65,327,344	$19.07

Acadia Share Total Suburban Properties				3,751,464	94.4%	96.2%	$60,957,924	$18.55

Total Core Properties				5,380,366	92.8%	94.8%	$158,359,825	$33.44

Acadia Share Total Core Properties				5,017,522	93.0%	95.0%	$141,128,403	$31.99

a)
Excludes properties under development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space that is currently leased, but for which rent payment has not yet commenced as of December 31, 2023 (other than under “Leased Occupancy). Residential and office GLA are excluded.
b)
Includes one property owned by the Company on land subject to a ground lease.
c)
Represents the annual base rent paid to the Company pursuant to a master lease and does not reflect the rent paid by the retail tenants at the property.
d)
The Company’s stated legal ownership is 49.99%. However, given the preferences embedded in its interests, the Company did not attribute any value to the 50.01% non-controlling interest holders.
e)
Property is owned by the Company on land subject to a ground lease.
f)
Property or properties are unconsolidated.
g)
Excludes 94,000 square feet of office GLA.
h)
Anchor GLA includes a 97,300 square foot Wal-Mart store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
i)
Anchor GLA includes a 157,616 square foot Target store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Fund properties at December 31, 2023:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot

Fund II Portfolio Detail
New York
City Point (b)©	Primark, Target, Basis Schools, Alamo Drafthouse, Trader Joe's	2007	58.1%	535,817	74.0%	83.9%	$16,782,168	$42.31
Total - Fund II				535,817	74.0%	83.9%	$16,782,168	$42.31

Fund III Portfolio Detail
New York
640 Broadway	─	2012	24.5%	4,637	91.6%	91.6%	$1,113,528	$262.19
Total - Fund III				4,637	91.6%	91.6%	$1,113,528	$262.19

Fund IV Portfolio Detail
New York
801 Madison Avenue	─	2015	23.1%	2,522	—%	—%	$—	$—
210 Bowery	─	2012	23.1%	2,538	—%	—%	—	—
27 East 61st Street	─	2014	23.1%	4,177	—%	—%	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	100.0%	100.0%	2,055,281	243.75
1035 Third Avenue (d)	─	2015	23.1%	7,634	100.0%	100.0%	1,203,962	157.71
New Jersey
Paramus Plaza (e)	Marshalls, Hobby Lobby, Skechers	2013	11.6%	153,494	100.0%	100.0%	3,262,289	21.25
Massachusetts
Restaurants at Fort Point	─	2016	23.1%	15,711	100.0%	100.0%	1,072,232	68.25
Rhode Island
650 Bald Hill Road (e)	Dick's Sporting Goods, Burlington	2015	20.8%	160,448	85.3%	85.3%	2,061,926	15.06
Delaware
Eden Square (e)	Giant Food, LA Fitness	2014	20.8%	229,171	91.1%	96.5%	3,357,465	16.09
Georgia
Broughton Street Portfolio (13 properties)	H&M, Lululemon, Kendra Scott, Starbucks	2014	23.1%	94,713	89.1%	92.6%	3,090,918	36.61
California
Union and Fillmore Collection (3 properties)	Eileen Fisher, Bonobos	2015	20.8%	7,183	77.5%	77.5%	654,290	117.57
Total - Fund IV				686,023	90.5%	92.8%	$16,758,363	$26.99

Fund V Portfolio Detail
New Mexico
Plaza Santa Fe (c)	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,152	95.1%	95.7%	$4,058,309	$19.03
Texas
Wood Ridge Plaza (e)	Kirkland's, Office Depot	2022	18.1%	213,120	90.1%	90.1%	4,377,879	22.80
La Frontera Village (e)	Kohl's, Hobby Lobby, Burlington, Marshalls	2022	18.1%	534,430	88.5%	89.0%	6,609,207	13.98
Michigan
New Towne Center	Kohl's, Jo-Ann's, DSW	2017	20.1%	190,530	100.0%	100.0%	2,363,758	12.41
Fairlane Green	TJ Maxx, Michaels, Burlington	2017	20.1%	270,187	98.7%	100.0%	5,194,785	19.49
Maryland
Frederick County (2 properties) (e)	Kohl's, Best Buy, Ross Dress for Less	2019	18.1%	530,816	93.7%	94.8%	7,696,127	15.47
Connecticut
Tri-City Plaza (e)	TJ Maxx, HomeGoods, ShopRite	2019	18.1%	302,738	90.0%	92.0%	3,913,671	14.36
New Jersey
Midstate	ShopRite, Best Buy, DSW, PetSmart	2021	20.1%	388,616	86.5%	94.2%	6,456,914	19.21
New York
Shoppes at South Hills (e)	ShopRite, At Home, Ashley Furniture	2022	18.1%	512,218	67.0%	74.3%	3,990,900	11.64
Mohawk Commons (e)	Lowe's, Target	2023	18.1%	399,338	98.3%	98.3%	5,550,595	14.15
Pennsylvania

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Monroe Marketplace	Kohl's, Dick's Sporting Goods, Giant Food	2021	20.1%	370,533	100.0%	100.0%	4,250,625	11.47
Rhode Island
Lincoln Commons	Stop and Shop, Marshalls, HomeGoods	2019	20.1%	461,995	88.0%	90.8%	5,570,789	13.70
Vermont
Maple Tree Place (f)	Shaw's, Dick's Sporting Goods, Best Buy, Old Navy	2023	20.1%	394,368	84.6%	84.6%	6,567,224	19.68
Virginia
Landstown Commons	Best Buy, Burlington, Ross Dress for Less	2019	20.1%	380,199	96.8%	97.2%	7,528,566	20.46
Florida
Palm Coast Landing	TJ Maxx, PetSmart, Ross Dress for Less	2019	20.1%	171,799	96.9%	96.9%	3,495,105	21.00
Cypress Creek (c)	Hobby Lobby, Total Wine, HomeGoods	2023	20.1%	239,656	98.5%	98.5%	4,919,868	20.83
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's Sporting Goods	2017	20.1%	380,565	99.3%	99.3%	4,742,374	12.55
Alabama
Trussville Promenade	Wal-Mart, Regal Cinemas	2018	20.1%	463,681	95.8%	96.8%	4,279,904	9.63
Georgia
Canton Marketplace	Dick's Sporting Goods, TJ Maxx, Best Buy	2021	20.1%	351,988	96.1%	96.6%	5,971,975	17.65
Hiram Pavilion	Kohl's, HomeGoods	2018	20.1%	362,675	99.4%	100.0%	4,666,300	12.94
California
Elk Grove Commons	Kohl's, HomeGoods	2018	20.1%	242,078	100.0%	100.0%	5,312,115	21.94
Utah
Family Center at Riverdale (e)	Target, Home Goods, Best Buy, Sierra Trading (TJX)	2019	18.0%	372,475	97.9%	97.9%	4,010,821	11.00
Total - Fund V				7,758,157	92.6%	94.0%	$111,527,808	$15.52

TOTAL FUND PROPERTIES				8,984,634	91.4%	93.3%	$146,181,867	$17.81
Acadia Share of Total Fund Properties				1,945,468	89.6%	92.4%	$35,065,352	$20.13

a)
Excludes properties under development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than "leased occupancy," but for which rent payment has not yet commenced. Residential and office GLA are excluded.
b)
In place occupancy excludes short-term percentage rent.
c)
Property is owned by the Company on land subject to a ground lease.
d)
Property also includes 12,371 square feet of 2nd floor office space and a 29,760 square-foot parking garage (131 spaces).
e)
Property or properties are unconsolidated.
f)
Property also includes 18,493 square feet of office space.

Major Tenants

No individual retail tenant accounted for more than 5.2% of total Core Portfolio and Fund base rents for the year ended December 31, 2023 or occupied more than 7.4% of total Core Portfolio and Fund leased GLA as of December 31, 2023. The following table sets forth certain information for our 20 largest retail tenants by base rent for leases in place as of December 31, 2023. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties including the Funds (GLA and Annualized Base Rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio (a)	Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	5	512	$9,233	7.4%	5.2%
TJX Companies (b)	31	367	4,330	5.2%	2.5%
Royal Ahold (c)	6	198	4,209	2.8%	2.4%
PetSmart, Inc.	14	115	3,485	1.7%	2.0%
Trader Joe's	5	54	3,356	0.8%	1.9%
Verizon	8	30	3,064	0.4%	1.7%
Walgreens	5	71	2,962	1.0%	1.7%
Kohl's	8	211	2,859	3.0%	1.6%
ALO Yoga	3	25	2,852	0.4%	1.6%
Lululemon	5	11	2,719	0.2%	1.5%
Lowe's	2	164	2,648	2.4%	1.5%
Fast Retailing (d)	2	32	2,450	0.5%	1.4%
Dicks Sporting Goods, Inc.	7	152	2,284	2.2%	1.3%
Ulta Beauty	16	58	2,199	0.8%	1.2%
Supervalu Inc. (e)	3	136	2,198	2.0%	1.2%
Bob's Discount Furniture	3	75	2,043	1.1%	1.2%
H&M	2	60	2,032	0.9%	1.2%
Gap	11	66	1,801	0.9%	1.0%
Wakefern Food Corporation (f)	4	80	1,743	1.1%	1.0%
Watches of Switzerland	2	14	1,705	0.2%	1.0%
Total	142	2,431	$60,172	35.0%	34.1%

a)
Does not include tenants that operate at only one Company location
b)
TJ Maxx (13 locations), HomeGoods (9 locations), Marshalls (7 locations), HomeSense (2 locations)
c)
Stop and Shop (4 locations), Giant (2 locations)
d)
Uniqlo (1 location), Theory (1 location)
e)
Shaw’s (3 locations)
f)
ShopRite (4 locations)

Lease Expirations

The following tables show scheduled lease expirations on a pro-rata basis for retail tenants in place as of December 31, 2023, assuming that none of the tenants will exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		GLA		Annualized Base Rent (a, b)
Leases Maturing in	Number of Leases	Square Feet	Percentage of Total	Current Annual Rent	Percentage of Total
Month to Month	—	—	0.0%	$—	0.0%
2024	79	828	18.8%	$17,730	12.6%
2025	68	585	13.3%	$21,064	14.9%
2026	78	626	14.2%	$18,470	13.1%
2027	57	332	7.5%	$12,140	8.6%
2028	68	827	18.7%	$23,880	16.9%
2029	31	175	4.0%	$6,430	4.6%
2030	20	96	2.2%	$5,449	3.9%
2031	24	176	4.0%	$6,565	4.7%
2032	45	216	4.9%	$10,342	7.3%
2033	44	217	4.9%	$8,688	6.2%
Thereafter	20	334	7.6%	$10,370	7.3%
Total	534	4,412	100.0%	$141,128	100.0%

Funds

		GLA		Annualized Base Rent (a, b)
Leases Maturing in	Number of Leases	Square Feet	Percentage of Total	Current Annual Rent	Percentage of Total
Month to Month	3	2	0.1%	$29	0.1%
2024	112	217	12.5%	3,539	10.1%
2025	103	251	14.4%	4,060	11.6%
2026	104	138	7.9%	2,769	7.9%
2027	101	224	12.9%	4,070	11.6%
2028	98	172	9.9%	3,524	10.1%
2029	46	111	6.3%	1,722	4.9%
2030	36	82	4.7%	1,251	3.6%
2031	40	89	5.1%	1,536	4.4%
2032	47	185	10.6%	3,119	8.9%
2033	39	99	5.7%	2,559	7.3%
Thereafter	24	172	9.9%	6,887	19.6%
Total	753	1,742	100.0%	$35,065	100.0%

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

Geographic Concentrations

The following table summarizes our operating retail properties by region, excluding redevelopment properties, as of December 31, 2023. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a)	% Occupied (b)	Annualized Base Rent (b)	Annualized Base Rent per Occupied Square Foot	GLA	Annualized Base Rent
Core Portfolio:
New York Metro (c)	1,498	92.9%	$60,417	$43.44	29.9%	42.8%
Chicago Metro	577	85.6%	25,858	52.35	11.5%	18.3%
Mid-Atlantic	1,343	93.8%	18,187	16.36	26.8%	12.9%
New England	719	98.4%	10,096	16.50	14.3%	7.2%
Washington D.C. Metro	166	85.8%	9,088	63.62	3.3%	6.4%
Midwest	570	94.8%	8,682	16.08	11.4%	6.2%
Los Angeles Metro	23	100.0%	4,355	185.61	0.4%	3.1%
Dallas Metro	121	89.2%	4,445	41.07	2.4%	3.1%
Total Core Operating Properties	5,017	93.0%	$141,128	$31.99	100.0%	100.0%

Fund Portfolio:
New York Metro	336	75.3%	$11,153	$44.10	17.3%	31.8%
Northeast	678	87.9%	9,095	15.28	34.7%	26.0%
Southeast	494	97.1%	7,871	16.39	25.4%	22.4%
Southwest	180	90.5%	2,803	17.18	9.2%	8.0%
West	116	98.8%	1,789	15.66	6.0%	5.1%
Midwest	93	99.2%	1,519	16.54	4.8%	4.3%
Mid-Atlantic	48	91.1%	700	16.09	2.5%	2.0%
San Francisco Metro	1	77.5%	136	117.57	0.1%	0.4%
Total Fund Operating Properties	1,946	89.6%	$35,066	$20.13	100.0%	100.0%

a)
Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
b)
The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not yet commenced as of December 31, 2023.
c)
New York Metro includes the tri-state and surrounding states.

Development and Redevelopment Activities

As part of our strategy, we invest in retail real estate assets that may require significant development. As of December 31, 2023, we had the following development or redevelopment projects in various stages of the development process (dollars in millions):

					Acadia's Pro-rata Share
Property	AKR Pro-rata share	Location	Estimated Stabilization	Est. Sq ft Upon Completion	Costs prior to development / redevelopment	Incurred costs since development / redevelopment	Total Costs to Date	Estimated Future Range			Estimated Total Range
CORE

Development:
Henderson - Development 1 & 2	100.0%	Dallas, TX	TBD	160,000	$9.6	$6.4	$16.0	TBD	-	TBD	TBD	-	TBD

Major Redevelopment:
City Center	100.0%	San Francisco, CA	2024	241,000	155.0	51.8	206.8	3.2	-	6.2	210.0	-	213.0
555 9th Street	100.0%	San Francisco, CA	TBD	149,000	141.7	5.1	146.8	19.9	-	29.9	166.7	-	176.7
651-671 West Diversey	100.0%	Chicago, IL	TBD	46,000	29.1	0.4	29.5	TBD	-	TBD	TBD	-	TBD
Route 6 Mall	100.0%	Honesdale, PA	TBD	TBD	14.8	4.5	19.3	1.5	-	4.5	20.8	-	23.8
Mad River	100.0%	Dayton, OH	TBD	TBD	14.3	0.4	14.7	1.5	-	1.9	16.2	-	16.6
840 N. Michigan Avenue	91.9%	Chicago, IL	TBD	87,000	152.3	—	152.3	TBD	-	TBD	TBD	-	TBD
664 N. Michigan Avenue	100.0%	Chicago, IL	TBD	18,000	87.2	—	87.2	TBD	-	TBD	TBD	-	TBD
Brandywine Holdings	100.0%	Wilmington, DE	TBD	96,000	24.0	0.1	24.1	TBD	-	TBD	TBD	-	TBD
Total Core Redevelopment					$618.4	$62.3	$680.7	$26.1		$42.5	$413.7		$430.1

Total Core Development and Redevelopment					$628.0	$68.7	$696.7	$26.1		$42.5	$413.7		$430.1

FUNDS

Development:
FUND III
Broad Hollow Commons	24.5%	Farmingdale, NY	TBD	TBD	$3.0	$3.9	$6.9	TBD	-	TBD	TBD	-	TBD

Major Redevelopment:
FUND IV
717 N. Michigan Avenue	23.1%	Chicago, IL	TBD	TBD	26.9	0.8	27.7	TBD	-	TBD	TBD	-	TBD
Total Funds Development and Major Redevelopment					$29.9	$4.7	$34.6	$—		$—	$—		$—

Total Core and Funds Development and Major Redevelopment					$657.9	$73.4	$731.3	$26.1		$42.5	$413.7		$430.1

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Dividends and Holders of Record of our Common Shares

At February 13, 2024, there were 247 holders of record of our Common Shares, which are traded on the New York Stock Exchange under the symbol “AKR.” Our quarterly dividends are discussed in Note 10 and the characterization of such dividends for federal income tax purposes is discussed in Note 14.

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2020 Share Incentive Plan (the “2020 Plan”) which was approved by our shareholders at the 2020 annual shareholders’ meeting, and Amended and Restated 2020 Share Incentive Plan (the “Amended and Restated 2020 Plan”) which was approved by our shareholders at the 2023 annual shareholders’ meeting, authorizes us to issue options, restricted shares, LTIP Units and other securities (collectively, the “Awards”) to, among others, the Company’s officers, trustees, and employees up to a total of 3,883,564 Common Shares (on a converted basis). See Note 13 for a discussion of the 2020 Plan and the Amended and Restated 2020 Plan.

The following table provides information related to the 2020 Plan and the Amended and Restated 2020 Plan as of December 31, 2023:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	3,804,345
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,804,345

Remaining Common Shares available under the 2020 Plan and the Amended and Restated 2020 Plan are as follows:

Outstanding Common Shares as of December 31, 2023	95,361,676
Outstanding OP Units as of December 31, 2023	5,346,042
Total Outstanding Common Shares and OP Units	100,707,718

Common Shares and OP Units pursuant to the 2020 Plan and Amended and Restated 2020 Plan	5,929,953
Less: Issuance of Restricted Shares and LTIP Units Granted	(2,125,608)
Number of Common Shares remaining available	3,804,345

Share Price Performance

The following performance graph compares the cumulative total shareholder return for our Common Shares for the five-year period commencing December 31, 2018, through December 31, 2023, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the FTSE NAREIT All Equity REITs Index (the “All Equity REITs”) and the FTSE NAREIT Equity Shopping Centers Index (the “Equity Shopping Centers”) (previously SNL REIT Shopping Center Index which was discontinued) over the same period. Total return values for the Russell 2000, the All Equity REITs, the Equity Shopping Centers and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the All Equity REITs, the Equity Shopping Centers and our Common Shares on December 31, 2018, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Total Return Performance
Acadia Realty Trust
Russell 2000 Index
FTSE NAREIT All Equity REITs Index
FTSE NAREIT Equity Shopping Centers Index
Index Value
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

Source: S&P Global Market Intelligence

	At December 31,
Index	2018	2019	2020	2021	2022	2023
Acadia Realty Trust	$100.00	$113.78	$63.61	$100.74	$69.32	$86.21
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
FTSE NAREIT All Equity REITs Index	100.00	128.66	122.07	172.49	129.45	144.16
FTSE NAREIT Equity Shopping Centers Index	100.00	125.03	90.47	149.32	130.60	146.32

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The Company maintains a share repurchase program which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company did not repurchase any shares during the years ended December 31, 2023, 2022 or 2021. As of December 31, 2023, management may repurchase up to approximately $122.5 million of the Company’s outstanding Common Shares under this program.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2023, there were 201 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. See Item 2. Properties for a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at December 31, 2023.

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
•
Generate additional external growth through an opportunistic yet disciplined acquisition program. We target transactions with high inherent opportunity for the creation of additional value through:
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

Inflation and Economic Condition Considerations

The economy continues to face several issues including geopolitical conditions and instability, the Gaza-Israel conflict, the war in Ukraine, the fallout from the COVID-19 Pandemic, supply-chain disruptions, and the recessionary outlook of the current financial markets, which has increased volatility in the market and has caused a surge in interest rates in a period of high inflation. While we have not experienced any material negative impacts at this time, we are actively managing our business to respond to the ongoing economic and social impact from such events. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. Most of our leases require tenants to pay their share of operating expenses, including real estate taxes, insurance, utilities, and common area maintenance of the shopping centers, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. These provisions are designed to partially mitigate the impact of inflation; however, current inflation levels are greater than the contractual rent increases we obtain from our tenant base. As a result, the Company could feel pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted. While interest rate increases enacted by the Federal Reserve have had a significant impact on interest rate indexes such as SOFR and the Prime Rate, as of December 31, 2023, approximately 77.3%, or 86.7% at our pro-rata share, of our outstanding debt is fixed or effectively fixed interest rate, with the remaining 22.7%, or 13.3% at our pro-rata share, indexed to SOFR or Prime plus an applicable margin per the loan agreement. We were also counterparty to 36 interest rate swap agreements and four interest rate cap agreements, all of which qualify for and are designated as hedging instruments. This helps to alleviate the impact of rising interest rates on our operations. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. See Item 1A. Risk Factors.

SIGNIFICANT DEVELOPMENTS DURING THE year ended December 31, 2023 AND SUBSEQUENT EVENTS

Investments

During the year ended December 31, 2023, Fund V acquired two consolidated properties and one unconsolidated property totaling $189.3 million, inclusive of transaction costs, as described below (Note 2, Note 4).

•
On January 27, 2023, Fund V acquired a 90% interest in an unconsolidated venture for $20.2 million, which purchased a shopping center, Mohawk Commons, located in Schenectady, New York, for $62.1 million, inclusive of transaction costs. In addition, the Mohawk Commons venture entered into a $39.7 million mortgage loan.
•
On July 3, 2023, Fund V acquired a shopping center, Cypress Creek, located in Tampa, Florida, for $49.4 million, inclusive of transaction costs.
•
On November 27, 2023, Fund V acquired a shopping center, Maple Tree Place, located in Williston, Vermont, for $77.8 million, inclusive of transaction costs.

On January 20, 2023, through Mervyns II, we received a special cash dividend of $28.2 million from our investment in Albertsons, of which our share was $11.3 million. Additionally, following the expiration of the lock-up period and distribution of 2.5 million shares of Albertsons to our partners, we received 1.6 million shares of Albertsons (Note 4, Note 8). During the year ended December 31, 2023, we sold 200,000 shares of Albertsons, generating net proceeds of $4.6 million. As of December 31, 2023, we still held 1.4 million shares of Albertsons which had a fair value of $33.3 million. In January 2024, we sold an additional 175,000 shares of Albertsons, generating net proceeds of $4.0 million (Note 17).

Financing Activity

During the year ended December 31, 2023, we effected the following financing activities (Note 7, Note 4):

•
entered into a new Fund mortgage of $32.2 million;
•
modified and extended five Fund mortgages totaling $150.8 million (excluding principal reductions of $2.7 million);
•
refinanced four Fund mortgages totaling $111.4 million;
•
repaid a Fund mortgage totaling $5.8 million at maturity;
•
modified the Fund IV bridge loan with an outstanding balance of $36.2 million (excluding principal reductions of $3.0 million);
•
modified and extended five mortgages at unconsolidated properties totaling $271.6 million and restructured a $73.5 million mortgage at an unconsolidated property;
•
through Fund V, entered into a new mortgage at an unconsolidated property for $39.7 million, refinanced a $31.8 million unconsolidated mortgage loan;
•
through Fund V, modified its subscription line and extended the maturity date to February 28, 2024; and
•
made principal payments of $7.7 million.

On July 15, 2023, the 146 Geary Street, Fund IV non-recourse mortgage loan with an outstanding balance of $19.3 million, or $4.5 million at the Company’s share, matured with no further extension options and was in default (Note 7). The property securing the mortgage was a vacant building located in San Francisco, California. The loan accrued default interest at a rate of 4.00% per annum in excess of the interest rate of SOFR + 3.65%. On October 27, 2023, the Company completed the transfer of the property to its lender through a deed-in-lieu of foreclosure and derecognized the mortgage loan as it had no continuing obligations. The Company had previously impaired the asset, and recorded an impairment charge of $3.7 million, or $0.9 million at the Company’s share, related to the change in estimated value and holding period of the asset for the year ended December 31, 2023 (Note 8).

In January 2024, through Fund V, made a $3.8 million principal payment on a mortgage loan (Note 17).

Structured Financing Investments

During the year ended December 31, 2023, we originated a Core Portfolio note for $1.4 million collateralized by our venture’s partner’s interest in 840 N. Michigan Avenue. We also funded $5.3 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4). Through Fund V, we refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition with a new mortgage loan at an unconsolidated property.

Common Share Issuances

In January 2024, we completed an underwritten offering of 6,900,000 Common Shares (inclusive of the underwriters’ option to purchase 900,000 additional shares) for net proceeds of $113.0 million (Note 17). We intend to use the net proceeds from the offering for general corporate purposes, which may include, without limitation, the repayment of outstanding indebtedness, funding future acquisitions, working capital and other general corporate purposes.

During the year ended December 31, 2023, we did not sell any shares under our ATM program.

Inflation

The year ended December 31, 2023 was impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Except for increased interest costs, we have not experienced any material negative impacts at this time and we intend to actively manage our business to respond to the ongoing economic and social impact from such events. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as SOFR and the Prime Rate and cost of borrowing. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. Most of our leases require tenants to pay their share of operating expenses, including real estate taxes, insurance, utilities, and common area maintenance of the shopping centers. These provisions are designed to partially mitigate the impact of inflation. We also continue to see consumer confidence and we expect to continue to add value to our portfolio by executing on our current leasing momentum, our active development and redevelopment projects, and leasing pipeline.

Tenant Bankruptcy

On April 23, 2023, Bed Bath and Beyond, Inc. (“Bed Bath and Beyond”) filed for Chapter 11 bankruptcy protection. Bed Bath and Beyond had leases at two locations within our Core Portfolio and three locations in our Fund Portfolio, with aggregate GLA of 124,432 square feet and 59,391 square feet, representing 2.1% and 0.7% of Core and Fund GLA, respectively. In our Core Portfolio, we recaptured and re-leased one of the spaces to an existing tenant that is expanding a flagship store under a new 15-year lease. We are actively seeking a tenant for the remaining Core Portfolio location. In our Fund Portfolio, one lease was assumed by a new tenant and we have regained possession of the other two locations; we have one signed lease and identified future tenants at these two Fund locations. As a result of the bankruptcy filing, during the year ended December 31, 2023, we accelerated the amortization of the below-market lease intangibles of $8.1 million related to the Bed Bath and Beyond lease terminations. We did not experience any material negative impacts on our cash flows or property values as a result of the bankruptcy.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The results of operations by reportable segment for the year ended December 31, 2023 compared to the year ended December 31, 2022 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2023				December 31, 2022				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Total revenues	$203.5	$135.1	$—	$338.7	$202.5	$123.7	$—	$326.3	$1.0	$11.4	$—	$12.4
Depreciation and amortization expenses	(76.6)	(59.3)	—	(136.0)	(75.6)	(60.3)	—	(135.9)	1.0	(1.0)	—	0.1
General and administrative expenses	—	—	—	(41.5)	—	—	—	(44.1)	—	—	—	(2.6)
Property operating expenses, other operating and real estate taxes	(64.4)	(44.1)	—	(108.5)	(60.3)	(41.6)	—	(101.9)	4.1	2.5	—	6.6
Impairment charges	—	(3.7)	—	(3.7)	—	(33.3)	—	(33.3)	—	(29.6)	—	(29.6)
Gain on disposition of properties	—	—	—	—	7.2	49.9	—	57.2	(7.2)	(49.9)	—	(57.2)
Operating income	62.5	28.0	—	49.1	73.9	38.4	—	68.2	(11.4)	(10.4)	—	(19.1)
Equity in earnings (losses) of unconsolidated affiliates	2.7	(10.4)	—	(7.7)	(45.9)	13.0	—	(32.9)	48.6	(23.4)	—	25.2
Interest income	—	—	20.0	20.0	—	—	14.6	14.6	—	—	5.4	5.4
Realized and unrealized holding gains (losses) on investments and other	5.8	25.0	(0.3)	30.4	1.2	(35.6)	(0.6)	(35.0)	4.6	60.6	0.3	65.4
Interest expense	(44.5)	(48.7)	—	(93.3)	(37.9)	(42.3)	—	(80.2)	6.6	6.4	—	13.1
Income tax provision	—	—	—	(0.3)	—	—	—	—	—	—	—	(0.3)
Net income (loss)	26.5	(6.1)	19.7	(1.7)	(8.8)	(26.4)	14.0	(65.3)	35.3	20.3	5.7	63.6
Net loss attributable to redeemable noncontrolling interests	—	8.2	—	8.2	—	5.5	—	5.5	—	(2.7)	—	(2.7)
Net (income) loss attributable to noncontrolling interests	(1.9)	15.3	—	13.4	1.0	23.3	—	24.3	2.9	8.0	—	10.9
Net income (loss) attributable to Acadia	$24.6	$17.4	$19.7	$19.9	$(7.8)	$2.4	$14.0	$(35.4)	$32.4	$15.0	$5.7	$55.3

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $32.4 million for the year ended December 31, 2023 compared to the prior year as a result of the changes further described below.

Revenues for our Core Portfolio increased $1.0 million for the year ended December 31, 2023 compared to the prior year primarily due to (i) a $7.8 million acceleration of a below market lease for a bankrupt tenant, (ii) $6.0 million from lease up within the Core Portfolio, and (iii) a $2.8 million increase from Core Portfolio property acquisitions in 2022 (Note 2). These increases were offset by (i) $7.2 million from vacating tenants, (ii) $3.2 million from additional termination income received in 2022, (iii) a $3.2 million increase associated with revenues deemed uncollectible in 2023, and (iv) $1.2 million from Core property dispositions in 2022.

Depreciation and amortization for our Core Portfolio increased $1.0 million for the year ended December 31, 2023 compared to the prior year primarily due to Core Portfolio acquisitions in 2022.

Property operating expenses, other operating and real estate taxes for our Core Portfolio increased $4.1 million for the year ended December 31, 2023 compared to the prior year primarily due to an increase in non-recurring repairs and maintenance, utility and insurance costs in 2023.

The gain on disposition of properties for our Core Portfolio of $7.2 million for the year ended December 31, 2022 primarily relates to the sale of 330-340 River Street (Note 2).

Equity in (losses) earnings of unconsolidated affiliates for our Core Portfolio increased $48.6 million for the year ended December 31, 2023 compared to the prior year primarily due to the Company’s $50.8 million proportionate share of an impairment charge at 840 N. Michigan Avenue in 2022 (Note 4).

Interest expense for our Core Portfolio increased $6.6 million for the year ended December 31, 2023 compared to the prior year primarily due to (i) $6.1 million from higher average outstanding borrowings in 2023, and (ii) $1.8 million from higher average interest rates in 2023. These increases were partially offset by $1.1 million from higher capitalized interest in 2023.

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio includes (i) a $5.2 million mark-to-market adjustment on the Investment in Albertsons in 2023, and (ii) a $1.2 million bargain purchase gain on the acquisition of the Williamsburg Collection in 2022 (Note 2). In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company received 1.6 million shares of Albertsons, of which 1.4 million shares are included in the Core portfolio following the sale of 200,000 shares in 2023 (Note 4, Note 8).

Net loss attributable to noncontrolling interests for our Core Portfolio increased $2.9 million for the year ended December 31, 2023 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above.

Funds

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds increased $15.0 million for the year ended December 31, 2023 compared to the prior year as a result of the changes described below.

Revenues for the Funds increased $11.4 million for the year ended December 31, 2023 compared to the prior year primarily due to (i) $9.0 million from new tenant lease up in 2022 and 2023, (ii) $4.3 million from Fund property acquisitions in 2023, and (iii) $2.0 million from settlement income related to a tenant. These increases were offset by (i) $4.1 million from Fund property dispositions in 2022 (Note 2).

Depreciation and amortization for the Funds decreased $1.0 million for the year ended December 31, 2023 compared to the prior year primarily due to Fund property dispositions in 2022 (Note 2).

Impairment charges for the Funds decreased $29.6 million for the year ended December 31, 2023 compared to the prior year (Note 8). Impairment charges totaled $3.7 million during 2023 for the Funds related to 146 Geary Street in Fund IV. Impairment charges totaled $33.3 million during 2022 for the Funds related to 146 Geary Street and 717 N. Michigan Avenue in Fund IV.

Property operating expenses, other operating and real estate taxes for the Funds increased $2.5 million for the year ended December 31, 2023 compared to the prior year primarily due to an increase in non-recurring repairs and maintenance, utility and insurance costs in 2023.

Gain on disposition of properties for the Funds decreased $49.9 million for the year ended December 31, 2023 compared to the prior year due to the sales of Cortlandt Crossing at Fund III, Lincoln Place, Mayfair, Dauphin and Wake Forest Crossing in Fund IV (Note 2).

Equity in (losses) earnings of unconsolidated affiliates for the Funds decreased $23.4 million for the year ended December 31, 2023 compared to the prior year due to new unconsolidated Fund acquisitions in 2022 and 2023 (Note 4) and the $12.8 million gain on sale of Promenade at Manassas in 2022.

Interest expense for the Funds increased $6.4 million for the year ended December 31, 2023 compared to the prior year primarily due to $17.3 million from higher average interest rates in 2023 offset by $9.0 million from lower average outstanding borrowings in 2023 and $1.9 million from higher capitalized interest in 2023.

Realized and unrealized holding gains (losses) on investments and other for the Funds increased $60.6 million for the year ended December 31, 2023 compared to the prior year primarily due to (i) a $28.2 million increase in dividend income from Albertsons in 2023 and (ii) a $38.9 million decrease in the mark-to-market adjustment on the Investment in Albertsons in 2022, offset by (i) a $2.0 million decrease in the mark-to-market adjustment on the Investment in Albertsons in 2023, and (ii) a $1.4 million distribution from the Storage Post Management Company in 2022. (Note 4).

Net loss attributable to redeemable noncontrolling interests for the Funds increased $2.7 million for the year ended December 31, 2023 compared to the prior year due to the City Point Loan in 2022 (Note 10).

Net loss attributable to noncontrolling interests for the Funds increased $8.0 million for the year ended December 31, 2023 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $7.2 million and $9.5 million for the years ended December 31, 2023 and 2022, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest and other income for the Structured Financing portfolio increased $5.4 million for the year ended December 31, 2023 compared to the prior year period primarily due to the City Point Loan in 2022 (Note 10).

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” Unallocated general and administrative expense decreased $2.6 for the year ended December 31, 2023 compared to the prior year due to $2.0 million related to acquisition costs (Note 2).

Discussions of 2021 items and comparisons between the year ended December 31, 2022 and 2021, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

A reconciliation of consolidated operating income to net operating income (loss) - Core Portfolio follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Consolidated operating income	$49,076	$68,230	$30,656
Add back:
General and administrative	41,470	44,066	40,125
Depreciation and amortization	135,984	135,917	123,439
Impairment charges	3,686	33,311	9,925

Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(20,617)	(20,869)	(19,862)
Gain on disposition of properties	—	(57,161)	(10,521)
Consolidated NOI	209,599	203,494	173,762

Redeemable noncontrolling interest in consolidated NOI	(4,420)	(1,892)	—
Noncontrolling interest in consolidated NOI	(59,597)	(58,277)	(48,795)
Less: Operating Partnership's interest in Fund NOI included above	(19,816)	(14,476)	(11,608)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	14,249	14,381	13,279
NOI - Core Portfolio	$140,015	$143,230	$126,638

a)
Includes straight-line rent reserves. See Note 1 for additional information about straight-line rent reserves and adjustments for the periods presented.
b)
Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior period presented, but excludes those properties which we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Year Ended December 31,
	2023	2022
Core Portfolio NOI	$140,015	$143,230
Less properties excluded from Same-Property NOI	(26,147)	(35,557)
Same-Property NOI	$113,868	$107,673

Percent change from prior year period	5.8%

Components of Same-Property NOI:
Same-Property Revenues	$165,933	$158,415
Same-Property Operating Expenses	(52,065)	(50,742)
Same-Property NOI	$113,868	$107,673

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the period presented. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent, and lease incentives for the same comparable leases. The table below includes embedded option renewals for which the renewed rent was equal to or approximated existing base rent.

	Year Ended December 31, 2023
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	65	65
GLA commencing	436,322	436,322
New base rent	$36.42	$38.11
Expiring base rent	$30.49	$29.72
Percent growth in base rent	19.5%	28.2%
Average cost per square foot (a)	$16.11	$16.11
Weighted average lease term (years)	6.7	6.7

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

	Year Ended December 31,
	2023	2022	2021

Net income (loss) attributable to Acadia shareholders	$19,873	$(35,445)	$23,548

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	109,732	104,910	93,388
Impairment charges (net of noncontrolling interests' share) (a)	852	58,481	2,294
Gain on disposition of properties (net of noncontrolling interests' share)	—	(22,137)	(4,163)
Income (loss) attributable to Common OP Unit holders	1,282	(1,800)	1,584
Distributions - Preferred OP Units	492	492	492
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$132,231	$104,501	$117,143

Less: Impact of City Point share conversion (b)	—	(906)	—
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Diluted	$132,231	$103,595	$117,143

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	95,283,752	94,575,251	87,653,818
Weighted-average OP Units outstanding	7,179,974	6,299,222	5,115,319
Basic weighted-average shares and OP Units outstanding, FFO	102,463,726	100,874,473	92,769,137
Assumed conversion of Preferred OP Units to Common Shares	463,898	463,898	464,623
Assumed conversion of LTIP units and restricted share units to Common Shares	—	—	—
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	102,927,624	101,338,371	93,233,760

Diluted Funds from operations, per Common Share and Common OP Unit (c)	$1.28	$1.02	$1.26
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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2023, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $68.6 million.

Investments

During the year ended December 31, 2023, Fund V acquired two consolidated properties and one unconsolidated property totaling $189.3 million, inclusive of transaction costs (Note 2, Note 4).

Structured Financing Investments

During the year ended December 31, 2023, we funded $5.3 million of a $12.8 million construction loan commitment to an unconsolidated venture (Note 4). We originated a new $1.4 million Core Portfolio loan and, through Fund V, we refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition with a new mortgage loan at an unconsolidated property.

Capital Commitments

During the year ended December 31, 2023, we made capital contributions aggregating $15.5 million to Funds IV and V, and $1.3 million to Fund II for City Point.

At December 31, 2023, our share of the remaining capital commitments to our Funds aggregated $29.3 million as follows:

•
$0.5 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million of which our share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$6.2 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our share was $122.5 million.
•
$22.6 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our share is $104.5 million.

Development Activities

During the year ended December 31, 2023, capitalized costs associated with development activities totaled $14.9 million (Note 2). At December 31, 2023, we had a total of twelve consolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $26.1 million to $42.5 million. Substantially all remaining development and redevelopment costs are discretionary, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Item 1A. Risk Factors.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro-rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,	December 31,
	2023	2022

Total Debt - Fixed and Effectively Fixed Rate	$1,454,707	$1,440,773
Total Debt - Variable Rate	426,380	364,641
	1,881,087	1,805,414
Net unamortized debt issuance costs	(11,186)	(12,697)
Unamortized premium	240	343
Total Indebtedness	$1,870,141	$1,793,060

As of December 31, 2023, our consolidated indebtedness aggregated $1,881.1 million, excluding unamortized premium of $0.2 million and unamortized loan costs of $11.2 million, and were collateralized by 33 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.75% with maturities that ranged from January 2024 to April 2035, without regard to available extension options. Taking into consideration $1,249.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,454.7 million of the portfolio debt, or 77.3%, was fixed at a 4.71% weighted-average interest rate and $426.4 million, or 22.7% was floating at a 7.77% weighted average interest rate as of December 31, 2023. Our variable-rate debt includes $151.4 million of debt subject to interest rate caps.

Without regard to available extension options, at December 31, 2023 there is $327.6 million of debt maturing in 2024 at a weighted-average interest rate of 4.95%; there is $5.6 million of scheduled principal amortization due in 2024; and our share of scheduled 2024 principal payments and maturities on our unconsolidated debt was $69.1 million. In addition, $680.8 million of our total consolidated debt and $10.2 million of our pro-rata share of unconsolidated debt will come due in 2025. As it relates to the aforementioned maturing debt in 2024 and 2025, we have options to extend consolidated debt aggregating $0.0 million and $535.4 million at December 31, 2023, respectively; however, there can be no assurance that we will be able to successfully execute any or all of its available extension options. As it relates to the remaining maturing debt in 2024 and 2025, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of December 31, 2023 (Note 10). The Company did not repurchase any of its Common Shares under this program during the year ended December 31, 2023.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) investments of strategic capital (v) future sales of existing properties, (vi) repayments of structured financing investments, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2023 totaled $17.5 million. Our remaining sources of liquidity are described further below.

Common Share Issuances

We have an ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. We did not sell any shares under our ATM Program for the year ended December 31, 2023.

In January 2024, we completed an underwritten offering of 6,900,000 Common Shares (inclusive of the underwriters’ option to purchase 900,000 additional shares) for net proceeds of $113.0 million (Note 17). We intend to use the net proceeds from the Offering for general corporate purposes, which may include, without limitation, the repayment of outstanding indebtedness, funding future acquisitions, working capital and other general corporate purpose activities.

Fund Capital

During the year ended December 31, 2023, Funds IV and V called for capital contributions of $74.8 million, of which our aggregate share was $15.5 million. At December 31, 2023, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were zero, $1.4 million, $20.4 million, and $90.0 million, respectively.

Other Transactions

The contractual lock-up restrictions on our investment in Albertsons expired in January 2023, and we received 1.6 million shares. During the year ended December 31, 2023, we sold 200,000 shares of Albertsons, generating net proceeds of $4.6 million. At December 31, 2023, we held 1.4 million shares which had a fair value of $33.3 million (Note 4, Note 8). In addition, during the year ended December 31, 2023, we recognized dividend income of $29.1 million (inclusive of the $28.2 million special dividend received from Mervyns II investment in Albertsons prior to the expiration of the lockup), of which the Company's share was $12.0 million (Note 8). In April and June 2023, Fund II received $2.0 million, or $1.1 million at the Company’s share, of proceeds from the Century 21 Department Stores LLC bankruptcy claim (Note 11).

During the year ended December 31, 2023, Fund V refinanced a $31.7 million bridge loan at an unconsolidated property that was originated by Fund V at acquisition. We also have one Structured Financing investment in the amount of $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) that previously matured and has not been repaid (Note 3).

Financing and Debt

As of December 31, 2023, we had $106.1 million of additional capacity under existing consolidated Core and Fund revolving debt facilities. In addition, at that date within our Core and Fund portfolios, we had 92 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table compares the historical cash flow for the year ended December 31, 2023 with the cash flow for the year ended December 31, 2022 (in millions, totals may not add due to rounding):

	Year Ended December 31,
	2023	2022	Variance

Net cash provided by operating activities	$155.8	$133.2	$22.6
Net cash used in investing activities	(208.5)	(124.2)	(84.3)
Net cash provided by (used in) financing activities	45.9	(4.4)	50.3
Changes in cash, cash equivalents and restricted cash	$(6.9)	$4.7	$(11.6)

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from dividend income and rental revenue, and cash outflows for property operating expenses, general and administrative expenses, and interest and debt expense.

Our operating activities provided $22.6 million more cash for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the $28.2 million dividend received from our investment in Albertsons in 2023, offset by higher payments of interest in 2023.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities used $84.3 million more cash for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to (i) $224.6 million less cash received from the disposition of properties, (ii) $33.3 million less cash received from return of capital from unconsolidated affiliates, (iii) $29.5 million less cash received from repayment of notes receivable, and (iv) $18.5 million more cash used in development, construction, and property improvements. These sources of cash were primarily offset by (i) $117.9 million less cash used for the acquisition of properties, and (ii) $101.0 million less cash used in our investments in and advances to unconsolidated affiliates.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities provided $50.3 million more cash during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily from (i) $145.4 million more cash received in proceeds from debt, (ii) $48.3 million less cash used for distributions to noncontrolling interests, (iii) $24.3 million less cash used for the acquisition of noncontrolling interests, and (iv) $5.3 million from lower financing costs. These decreases were offset by (i) $119.5 million less cash provided by the sale of Common Shares, (ii) $49.5 million less cash provided by contributions from noncontrolling interests, and (iii) $4.0 million more cash used in dividends paid to Common shareholders.

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

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		December 31, 2023
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Gotham	49.0%	$8.5	8.36%	Mar 2024
Eden Square	20.8%	5.0	7.60%	Sep 2024
Crossroads	49.0%	29.1	3.94%	Oct 2024
Tri City Plaza(c)	18.1%	6.9	3.04%	Oct 2024
Frederick Crossing(c)	18.1%	4.3	3.27%	Dec 2024
Paramus Plaza(b)	11.6%	3.2	7.69%	Dec 2024
Frederick County Square(c)	18.1%	4.2	5.49%	Jan 2025
650 Bald Hill	20.8%	3.2	3.75%	Jun 2026
Renaissance(b)	20.0%	30.4	7.15%	Nov 2026
840 N. Michigan	91.9%	50.0	6.50%	Dec 2026
3104 M Street(b)	20.0%	0.8	8.50%	Jan 2027
Wood Ridge Plaza	18.1%	6.1	7.20%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale	18.0%	6.9	7.28%	Nov 2027
Georgetown	50.0%	7.2	4.72%	Dec 2027
Mohawk Commons	18.1%	7.2	5.80%	Mar 2028
Shoppes at South Hills(c)	18.1%	5.8	5.95%	Mar 2028
Total		$188.8

a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at December 31, 2023, where applicable.
b)
The debt has two available 12-month extension options.
c)
The debt has one available 12-month extension option.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as “GAAP”. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used by us in the preparation of our Consolidated Financial Statements.

Real Estate and Investments in and Advances to Unconsolidated Affiliates – Impairment of Properties

On a periodic basis, we assess whether there are any indicators that the value of real estate assets, including any related right-of-use (“ROU”), intangible assets, undeveloped land and construction in progress, may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset or development alternatives, capitalization rates and the undiscounted future cash flows analysis, which is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Expected future cash flows and recoverability conclusions could be materially impacted by changes in items such as future leasing activity, occupancy, property operating costs, market pricing, our view or strategy relative to a tenant’s business or industry, the manner in which a property is used and the expected hold period of an asset. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

During 2023 and 2022, the Company recognized impairment charges on properties of $3.7 million and $33.3 million, respectively. See Note 8 for a discussion of impairments recognized during the periods presented.

Our investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, debt interest rates and availability, discount rates and capitalization rates that could differ materially from actual results in future periods.

Revenue Recognition and Receivables – Estimating Collectability

We assess the collectability of our accounts receivable related to tenant revenues under ASC Topic 842 “Leases” (“ASC 842”). Management exercises judgment in assessing collectability and will look to both quantitative and qualitative factors. Such factors include tenants’ current credit status, either from third parties or using an internal risk assessment, payment history, amount of outstanding receivables, tenant sales performance, potential liquidity and current economic and sector specific trends. Changes in our assessments of collectability are recognized as adjustments to rental revenue in accordance with ASC 842. These assessments are inherently sensitive as they are based on the judgment of management and information available at the time of evaluation. We routinely reassess the quantitative and qualitative factors used to derive these estimates and believe the methods and assumptions noted above to be reasonable in evaluating collectability.

Billed tenant receivables, and receivables arising from the straight-lining of rents, are written-off when management deems the collectability of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively on a cash basis, based on actual amounts received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents, adjusting for the amount related to the period when the lease was accounted for on a cash basis.

Rental revenue for the years ended December 31, 2023, 2022 and 2021 are reported net of our collectability related adjustments of $(1.3) million, $1.5 million, and $1.9 million, respectively (Note 11).

Real Estate – Estimates Related to Valuing Acquired Assets and Liabilities

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocate the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant.

We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities based on their relative fair values at date of acquisition. In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions for comparable leases measured over a period equal to the estimated remaining term of the lease. Tenant related intangibles and improvements are amortized on a straight-line basis over the related lease term, including any renewal options. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place leases. If the value of below-market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.

During the year ended December 31, 2023, we completed two asset acquisitions, and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed (Note 2).

Investments in and Advances to Unconsolidated Affiliates – Consolidation

We account for our investments in and advances to unconsolidated affiliates under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. Determining control of the entities can be subjective in assessing which activities of the joint venture most significantly impact the economic performance and whether the rights of the joint venture partner are protective or participating. In making this determination, any new or amended joint venture agreement is assessed by the Company for the activities that most significantly impact the joint venture’s economic performance based on the business purpose and design of the venture. We assess the rights that are conveyed to us in the agreement and evaluate whether we are provided with participating or protective rights over the activities that most significantly impact the entity’s economic performance. We also assess the rights of our joint venture partner. Such participating rights include, among other things, the right to approve/amend the annual budget, leasing of the property to a significant tenant, and approval of financing. If our joint venture partner has substantive participating rights and we are determined not to be the primary beneficiary, we do not consolidate the entity. The assets and liabilities of the consolidated VIEs are described in Note 16.

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued and recently adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2023

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2023, we had total mortgage and other notes payable of $1,881.1 million, excluding the unamortized premium of $0.2 million and unamortized debt issuance costs of $11.2 million, of which $1,454.7 million, or 77.3% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $426.4 million, or 22.7%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2023, we were party to 36 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,249.8 million and $151.4 million of LIBOR or SOFR-based variable-rate debt, respectively. For a discussion of the risks associated with the discontinuation of LIBOR, see Item 1A. Risk Factors —Risks Related to Our Liquidity and Indebtedness — If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.

The following table sets forth information as of December 31, 2023 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2024	$1.8	$7.3	$9.1	4.7%
2025	2.0	273.3	275.3	4.7%
2026	2.4	400.0	402.4	4.7%
2027	2.3	200.1	202.4	4.6%
2028	1.8	67.9	69.7	4.5%
Thereafter	2.5	93.7	96.2	5.6%
	$12.8	$1,042.3	$1,055.1

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2024	$3.8	$320.3	$324.1	5.0%
2025	0.5	405.0	405.5	7.3%
2026	0.2	34.5	34.7	6.6%
2027	0.4	—	0.4	—%
2028	0.2	61.1	61.3	6.0%
Thereafter	—	—	—	—%
	$5.1	$820.9	$826.0

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted-Average Interest Rate
2024	$13.0	$56.1	$69.1	5.0%
2025	6.0	4.2	10.2	5.5%
2026	6.0	61.0	67.0	6.7%
2027	0.6	29.6	30.2	6.3%
2028	—	12.3	12.3	5.9%
Thereafter	—	—	—	—%
	$25.6	$163.2	$188.8

Without regard to available extension options, in 2024, $333.2 million of our total consolidated debt and $69.1 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $680.8 million of our total consolidated debt and $10.2 million of our pro-rata share of unconsolidated debt will become due in 2025. As it relates to the maturing debt in 2024 and 2025, we have options to extend consolidated debt aggregating $0.0 million and $535.4 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $10.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $5.6 million. Interest expense on our consolidated variable-rate debt of $426.4 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2023, would increase $4.3 million if interest rates increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2023, the fair value of our total consolidated outstanding debt would decrease by approximately $6.9 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $6.6 million.

As of December 31, 2023, and 2022, we had consolidated notes receivable of $124.9 million and $123.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2023, the fair value of our total outstanding notes receivable would decrease by approximately $0.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.6 million.

Summarized Information as of December 31, 2022

As of December 31, 2022, we had total mortgage and other notes payable of $1,805.4 million, excluding the unamortized premium of $0.3 million and unamortized debt issuance costs of $12.7 million, of which $1,440.8 million, or 79.8% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $364.6 million, or 20.2%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of December 31, 2022, we were party to 36 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,264.0 million and $103.8 million of variable-rate debt, respectively.

Interest expense on our variable-rate debt of $364.6 million as of December 31, 2022, would have increased $3.6 million if corresponding rate indices increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2022, the fair value of our total outstanding debt would have decreased by approximately $5.4 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $6.5 million.

Changes in Market Risk Exposures from December 31, 2022 to December 31, 2023

Our interest rate risk exposure from December 31, 2022, to December 31, 2023, has increased on an absolute basis, as the $364.6 million of variable-rate debt as of December 31, 2022, has increased to $426.4 million as of December 31, 2023. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 20.2% of our consolidated debt as of December 31, 2022 compared to 22.7% as of December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Acadia Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acadia Realty Trust and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows, for the year ended December 31, 2023, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Operating real estate, net — Impairment — Refer to Notes 1, 2 and 8 to the financial statements

Critical Audit Matter Description

The Company reviews its real estate assets for impairment periodically or when there is an event or a change in circumstances that indicates the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The cash flow analysis considers factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition, and other factors. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action for that particular asset as of the balance sheet date. If an impairment is indicated, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value.

The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates and assumptions to be made by management such as future market rental rates and capitalization rates.

We identified the impairment of certain real estate assets as a critical audit matter because of the significant estimates and assumptions management makes related to future market rental rates and capitalization rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted future cash flows analysis included the following, among others:

•
We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate assets, including those over future market rental rates and capitalization rates.
•
We evaluated the reasonableness of future market rental rates and capitalization rates used by management through comparison to independent market data, focusing on geographical location and property type. In addition, we developed ranges of independent estimates of future market rental rates and capitalization rates and compared those to the amounts used by management.
•
We involved our fair value specialists in (1) evaluating the reasonableness of the valuation methodology; (2) providing comparable market transaction details to evaluate the future market rental rates and capitalization rates assumptions; and (3) evaluating the mathematical accuracy of the undiscounted future cash flows analysis.
•
We evaluated whether the assumptions used by management were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

New York, New York

February 16, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees

Acadia Realty Trust

Rye, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Acadia Realty Trust (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company's auditor from 2005 to 2022.

New York, New York

March 1, 2023

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2023	2022
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,517,281	$3,343,265
Real estate under development	94,799	184,602
Net investments in real estate	3,612,080	3,527,867
Notes receivable, net ($1,279 and $898 of allowance for credit losses as of December 31, 2023 and December 31, 2022, respectively)	124,949	123,903
Investments in and advances to unconsolidated affiliates	197,240	291,156
Other assets, net	208,460	229,591
Right-of-use assets - operating leases, net	29,286	37,281
Cash and cash equivalents	17,481	17,158
Restricted cash	7,813	15,063
Marketable securities	33,284	—
Rents receivable, net	49,504	49,506
Assets of properties held for sale	11,057	11,057
Total assets (a)	$4,291,154	$4,302,582

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$930,127	$928,639
Unsecured notes payable, net	726,727	696,134
Unsecured line of credit	213,287	168,287
Accounts payable and other liabilities	229,375	196,491
Lease liability - operating leases	31,580	35,271
Dividends and distributions payable	18,520	18,395
Distributions in excess of income from, and investments in, unconsolidated affiliates	7,982	10,505
Total liabilities (a)	2,157,598	2,053,722
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	50,339	67,664
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 95,361,676 and 95,120,773 shares, respectively	95	95
Additional paid-in capital	1,953,521	1,945,322
Accumulated other comprehensive income	32,442	46,817
Distributions in excess of accumulated earnings	(349,141)	(300,402)
Total Acadia shareholders’ equity	1,636,917	1,691,832
Noncontrolling interests	446,300	489,364
Total equity	2,083,217	2,181,196
Total liabilities, redeemable noncontrolling interests, and equity	$4,291,154	$4,302,582

(a)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the "Operating Partnership"), which is a consolidated variable interest entity ("VIE") (Note 16). The Consolidated Balance Sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,679.8 million and $1,466.4 million of Operating real estate, net; $28.9 million and $129.9 million of Real estate under development; $92.8 million and $210.9 million of Investments in and advances to unconsolidated affiliates; $101.7 million and $98.7 million of Other assets, net; $2.1 million and $2.5 million of Right-of-use assets - operating leases, net; $10.8 million and $13.3 million of Cash and cash equivalents; $7.0 million and $15.0 million of Restricted cash; $21.4 million and $17.9 million of Rents receivable, net; $764.6 million and $761.2 million of Mortgage and other notes payable, net; $80.5 million and $51.2 million of Unsecured notes payable, net; $127.2 million and $95.4 million of Accounts payable and other liabilities; $2.2 million and $2.7 million of Lease liability- operating leases as of December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share amounts)	2023	2022	2021
Revenues
Rental	$333,044	$317,814	$285,898
Other	5,648	8,476	6,599
Total revenues	338,692	326,290	292,497
Expenses
Depreciation and amortization	135,984	135,917	123,439
General and administrative	41,470	44,066	40,125
Real estate taxes	46,650	44,932	45,357
Property operating	61,826	56,995	53,516
Impairment charges	3,686	33,311	9,925
Total expenses	289,616	315,221	272,362

Gain on disposition of properties	—	57,161	10,521
Operating income	49,076	68,230	30,656
Equity in (losses) earnings of unconsolidated affiliates	(7,677)	(32,907)	5,330
Interest income	19,993	14,641	9,065
Realized and unrealized holding gains (losses) on investments and other	30,413	(34,994)	49,120
Interest expense	(93,253)	(80,209)	(68,048)
(Loss) income from continuing operations before income taxes	(1,448)	(65,239)	26,123
Income tax provision	(301)	(12)	(93)
Net (loss) income	(1,749)	(65,251)	26,030
Net loss attributable to redeemable noncontrolling interests	8,239	5,536	—
Net loss (income) attributable to noncontrolling interests	13,383	24,270	(2,482)
Net income (loss) attributable to Acadia shareholders	$19,873	$(35,445)	$23,548

Basic earnings (loss) per share	$0.20	$(0.38)	$0.26
Diluted earnings (loss) per share	$0.20	$(0.40)	$0.26

Weighted average shares for basic earnings (loss) per share	95,284	94,575	87,654
Weighted average shares for diluted earnings (loss) per share	95,284	94,643	87,654

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2023	2022	2021

Net (loss) income	$(1,749)	$(65,251)	$26,030
Other comprehensive (loss) income:
Unrealized gain on valuation of swap agreements	10,963	96,858	30,500
Reclassification of realized interest on swap agreements	(33,647)	8,232	21,407
Other comprehensive (loss) income	(22,684)	105,090	51,907
Comprehensive (loss) income	(24,433)	39,839	77,937
Comprehensive loss attributable to redeemable noncontrolling interests	8,239	5,536	—
Comprehensive loss (income) attributable to noncontrolling interests	21,692	2,211	(15,712)
Comprehensive income attributable to Acadia shareholders	$5,498	$47,586	$62,225

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2023, 2022, and 2021

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2023	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	151	—	2,521	—	—	2,521	(2,521)	—	—
Dividends/distributions declared ($0.72 per Common Share/OP Unit)	—	—	—	—	(68,612)	(68,612)	(5,352)	(73,964)	—
City Point Loan Advances	—	—	—	—	—	—	—	—	(796)
City Point Loan accrued interest, net	—	—	—	—	—	—	—	—	(9,350)
Employee and trustee stock compensation, net	90	—	1,689	—	—	1,689	11,064	12,753	—
Noncontrolling interest distributions	—	—	—	—	—	—	(80,186)	(80,186)	(50)
Noncontrolling interest contributions	—	—	—	—	—	—	59,612	59,612	1,110
Comprehensive income (loss)	—	—	—	(14,375)	19,873	5,498	(21,692)	(16,194)	(8,239)
Reallocation of noncontrolling interests	—	—	3,989	—	—	3,989	(3,989)	—	—
Balance at December 31, 2023	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339

Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—
Issuance of Common Shares, net	5,525	6	119,479	—	—	119,485	—	119,485	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	235	—	3,945	—	—	3,945	(3,945)	—	—
Dividends/distributions declared ($0.72 per Common Share/OP Unit)	—	—	—	—	(68,312)	(68,312)	(5,094)	(73,406)	—
Acquisition of noncontrolling interest	—	—	67,475	—	—	67,475	(91,811)	(24,336)	—
City Point Loan Advances	—	—	—	—	—	—	—	—	(65,391)
City Point Loan accrued interest, net	—	—	—	—	—	—	—	—	(3,923)
Employee and trustee stock compensation, net	57	—	1,122	—	—	1,122	10,000	11,122	—
Noncontrolling interest distributions	—	—	—	—	—	—	(79,838)	(79,838)	—
Noncontrolling interest contributions	—	—	—	—	—	—	109,428	109,428	65,945
Comprehensive income (loss)	—	—	—	83,031	(35,445)	47,586	(2,211)	45,375	(5,536)
Reclassification of redeemable noncontrolling interests	—	—	—	—	—	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests	—	—	(1,082)	—	—	(1,082)	1,082	—	—
Balance at December 31, 2022	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664

Balance at January 1, 2021	86,269	$86	$1,683,165	$(74,891)	$(167,321)	$1,441,039	$609,165	$2,050,204	$—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	90	—	1,431	—	—	1,431	(1,431)	—	—
Cancellation of OP Units	—	—	—	—	—	—	(568)	(568)	—
Issuance of Common Shares	2,889	3	63,873	—	—	63,876	—	63,876	—
Dividends/distributions declared ($0.60 per Common Share/OP Unit)	—	—	—	—	(52,872)	(52,872)	(4,185)	(57,057)	—
Employee and trustee stock compensation, net	56	—	1,146	—	—	1,146	11,284	12,430	—
Noncontrolling interest distributions	—	—	—	—	—	—	(27,051)	(27,051)	—
Noncontrolling interest contributions	—	—	—	—	—	—	30,164	30,164	—
Comprehensive income	—	—	—	38,677	23,548	62,225	15,712	77,937	—
Reallocation of noncontrolling interests	—	—	4,768	—	—	4,768	(4,768)	—	—
Balance at December 31, 2021	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,749)	$(65,251)	$26,030
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	135,984	135,917	123,439
Gain on disposition of properties and other investments	—	(58,634)	(10,521)
Net unrealized holding (gains) losses on investments	(1,634)	37,751	(51,925)
Stock compensation expense	12,753	11,122	12,430
Straight-line rents	(1,392)	(8,669)	(6,726)
Equity in losses (earnings) of unconsolidated affiliates	7,677	32,907	(5,330)
Distributions of operating income from unconsolidated affiliates	3,844	24,179	3,828
Adjustments to straight-line rent reserves	—	(292)	2,682
Amortization of financing costs	6,481	5,639	4,396
Non-cash lease expense	3,596	3,462	3,721
Adjustments to allowance for credit loss	(1,241)	(102)	(2,796)
Acceleration of below market lease	(8,057)	—	—
Impairment charges	3,686	33,311	9,925
Termination of ground lease	—	—	(3,615)
Other, net	(5,818)	(7,675)	(5,304)
Changes in assets and liabilities:
Rents receivable	2,538	1,586	7,384
Other liabilities	15,492	(2,959)	7,856
Accounts payable and accrued expenses	2,045	(2,141)	572
Prepaid expenses and other assets	(14,756)	(3,452)	(7,427)
Lease liability - operating leases	(3,691)	(3,488)	(3,636)
Net cash provided by operating activities	155,758	133,211	104,983
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(126,545)	(242,633)	(161,846)
Proceeds from the disposition of properties and other investments, net	—	224,558	63,901
Investments in and advances to unconsolidated affiliates	(53,736)	(154,695)	(14,835)
Development, construction and property improvement costs	(69,540)	(51,046)	(40,671)
Refund (deposits) for properties under purchase contract	1,080	(729)	—
Deposits for properties under sale contract	1,515	2,000	—
Change in control of previously unconsolidated affiliate	—	3,592	—
Return of capital from unconsolidated affiliates	44,486	77,774	17,722
Payment of deferred leasing costs	(9,007)	(7,997)	(4,914)
Acquisition of investment interests	—	(4,527)	—
Proceeds from sale of marketable securities	4,636	—	—
Proceeds from repayment of notes receivable	—	29,530	—
Issuance of notes receivable	(1,426)	—	(57,895)
Net cash used in investing activities	(208,537)	(124,173)	(198,538)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	283,989	850,120	323,200
Principal payments on unsecured debt	(209,599)	(656,556)	(206,781)
Proceeds from the sale of Common Shares	—	119,485	63,876
Capital contributions from noncontrolling interests	59,926	109,428	30,164
Principal payments on mortgage and other notes	(112,283)	(447,998)	(98,602)
Distributions to noncontrolling interests	(36,389)	(84,723)	(30,410)
Dividends paid to Common Shareholders	(68,568)	(64,586)	(39,476)
Proceeds received from mortgage and other notes	132,902	204,138	56,847
Payment of deferred financing and other costs	(4,026)	(9,348)	(7,436)
Acquisition of noncontrolling interest	—	(24,336)	—
Payments of finance lease obligations	(100)	—	(63)
Net cash provided by (used in) financing activities	45,852	(4,376)	91,319
Changes in cash, cash equivalents and restricted cash	(6,927)	4,662	(2,236)
Cash and cash equivalents of $17,158, $17,746 and $18,699 and restricted cash of $15,063, $9,813 and $11,096, respectively, beginning of year	32,221	27,559	29,795
Cash and cash equivalents of $17,481, $17,158 and $17,746 and restricted cash of $7,813, $15,063 and $9,813, respectively, end of year	$25,294	$32,221	$27,559

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $7,206 and $4,166 and $3,421 respectively (a)	$119,550	$65,109	$44,663
Cash paid for income taxes, net of (refunds)	$301	$11	$147

Supplemental disclosure of non-cash investing and financing activities
Distribution declared and payable	$18,372	$18,368	$14,314
Assumption of accounts payable and accrued expenses through acquisition of real estate	$645	$4,062	$1,319
Right-of-use assets, operating leases exchanged for operating lease liabilities	$—	$—	$412
Disposition of 146 Geary Street upon deed-in-lieu of foreclosure	$19,338	$—	$—
Extinguishment of the obligations under the mortgage loan for 146 Geary Street upon deed-in-lieu of foreclosure	$(19,338)	$-	$-
Issuance of note receivable used as capital contributions from redeemable noncontrolling interests	$796	$65,945	$—
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$9,350	$3,923	$—
Distributions to noncontrolling interests of marketable securities	$49,117	$—	$—
Reclassification of investment in unconsolidated affiliate to marketable securities	$32,745	$—	$—
Reclassification of noncontrolling interest in excess of amount paid to additional paid-in capital	$—	$67,475	$—
Acquisition of real estate through assumption of debt	$—	$—	$31,801
Settlement of note receivable through cancellation of OP Units	$—	$—	$479

Change in control of previously unconsolidated investment
Increase in real estate	$—	$(55,791)	$—
Increase in mortgage notes payable	—	35,970	—
Decrease in investments in and advances to unconsolidated affiliates	—	17,822	—
Decrease in notes receivable	—	5,306	—
Decrease in reserve on note receivable	—	(4,582)	—
Decrease in accrued interest on notes receivable	—	4,691	—
Change in other assets and liabilities	—	176	—
Increase in cash and restricted cash upon change of control	$—	$3,592	$—

(a)
Interest paid for the year ended December 31, 2023, 2022 and 2021 excludes the cash flows from net settlements on interest rate swap contracts, which was a net receipt of cash of $28.7 million, a net payment of $8.3 million, and a net receipt of $29.9 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust, (the “Trust”, collectively with its consolidated subsidiaries, the “Company”), a Maryland real estate investment trust (“REIT”), is a fully-integrated equity REIT focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2023 and 2022, the Trust controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of December 31, 2023, the Company has ownership interests in 149 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 52 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III, and Fund IV, the “Funds”). The investment period for our current fund was completed in August 2023. At December 31, we have closed on all new investments in our Funds, and any remaining obligations to our Funds are related to existing investments. The 201 Core Portfolio and Fund properties primarily consist of street and urban retail, and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns II and earns fees or priority distributions for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds and Mervyns II are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”) and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership). All transactions between the Funds, Mervyns II, and the Operating Partnership have been eliminated in consolidation.

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2023 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of December 31, 2023 (a)
Fund II and Mervyns II (c)	6/2004	61.67%	$559.4	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	503.4	26.6	23.12%	6%	221.4
Fund V	8/2016	20.10%	407.4	112.6	20.10%	6%	105.8

a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
b)
Amount represents the current economic ownership at December 31, 2023, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
c)
In January 2023, following the expiration of the lock-up period, Mervyns II distributed the 2.5 million shares of its investment in Albertsons to its partners; the Company received 1.6 million shares (Note 4, Note 8). The Company’s ownership in Mervyns II is 40.0%.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control, including where the Company has been determined to be a primary beneficiary of a variable interest entity ("VIE"), in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control and does not consolidate, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in Equity in (losses) earnings of unconsolidated affiliates in the Consolidated Statement of Operations.

Use of Estimates

Generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Segments

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our chief operating decision maker makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable operating segments: Core Portfolio, Funds and Structured Financing, based on the economic characteristics and nature of our assets and services.

Reclassifications

Certain prior year amounts with regard to general reserves for leases and rental revenue have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported results of operations. Financial Statement Schedule II was also removed to conform to the current year presentation in the footnotes to the consolidated financial statements.

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

If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed, and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.

Purchase Accounting – Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases) in accordance with ASC Topic 805, “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocates the acquisition price based on their relative fair values. When acquisitions of properties do not meet the criteria for business combinations, they are accounted for as asset acquisitions; therefore, no goodwill is recorded, and acquisition costs are capitalized.

The Company assesses the fair value of its tangible assets acquired and liabilities assumed based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information at the measurement period. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

In determining the value of above- and below-market leases, the Company estimates the present value difference between contractual rent obligations and estimated market rate of leases at the time of the transaction. To the extent there were fixed-rate options at below-market rental rates, the Company included these periods along with the current term below-market rent in arriving at the fair value of the acquired leases. The discounted difference between contract and market rents is being amortized to rental revenue over the remaining applicable lease term, inclusive of any option periods.

In determining the value of acquired in-place leases, the Company considers market conditions at the time of the transaction and values the costs to execute similar leases during the expected lease-up period from vacancy to existing occupancy, including carrying costs. The value assigned to in-place leases and tenant relationships is amortized to depreciation and amortization expense over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs (e.g., lease intangibles) relating to that lease would be written off.

The Company estimates the value of any assumption of mortgage debt based on market conditions at the time of acquisitions including prevailing interest rates, terms, and ability to obtain financing for a similar asset. Mortgage debt discounts or premiums are included in the carrying value of the debt and amortized into interest expense over the remaining term of the related debt instrument.

Real Estate Under Development – The Company capitalizes certain costs related to the development of real estate. Interest and real estate taxes incurred during the period of the construction, expansion or development of real estate are capitalized and depreciated over the estimated useful life of the building. The Company will cease the capitalization of these costs when construction activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity, at which time the project is placed in service and depreciation commences. If the Company suspends substantially all activities related to the development of a qualifying asset, the Company will cease capitalization of interest and taxes until activities are resumed.

Real Estate Impairment – The Company reviews its real estate, real estate under development and right-of-use assets for impairment periodically or when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. In cases where the Company does not expect to recover its carrying amounts on properties held for use, the Company reduces its carrying amounts to fair value. The determination of anticipated undiscounted cash flows considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Such cash flow projections consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition, and other factors. If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its estimated fair value based on third-party appraisals, broker selling estimates, sale agreements under negotiation, and/or final selling prices, when available. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates to be made by management such as market rental rates and capitalization rates, and considers the most likely expected course of action at the balance sheet date based on current plans and available market information. See Note 8 for information about impairment charges recorded during the periods presented.

Dispositions of Real Estate – The Company recognizes property sales in accordance with ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. Sales of real estate include the sale of investments in real estate properties and real estate joint ventures. Gains on the sale of investment in real estate are recognized, and the related real estate derecognized, when the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Held for Sale – The Company generally considers assets to be held for sale when certain criteria have been met, and management believes it is probable that the disposition will occur within one year. Properties are held for sale for a period longer than one year if events or circumstances out of the Company's control occur that delay the sale and while management continues to be committed to the plan of sale and is performing actions necessary to respond to the conditions causing the delay the properties held for sale remain salable in their current condition. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell, and depreciation and amortization are no longer recognized. Held for sale properties are evaluated quarterly to ensure that properties continue to meet the held for sale criteria. If properties are required to be reclassified from held for sale to held for use due to changes to a plan of sale, they are recorded at the lower of fair value or the carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. Properties that do not meet the held for sale criteria are accounted for as operating properties.

Notes Receivable

Notes receivable include certain loans that are held for investment and are collateralized by real estate-related investments and may be subordinate to other senior loans. Notes receivable are reported net of an allowance for current expected credit losses (“CECL”) and are recorded at stated principal amounts or at initial investment less accretive yield for loans purchased at a discount, which is accreted over the life of the note. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. Changes in cash flows from previous estimates are included in future interest income on a prospective basis and a new effective interest rate is computed based on the current cost basis of the instrument and remaining cash flows. Earnings from these notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 12). Interest receivable is included in Other assets (Note 5).

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company’s loan in relation to other debt secured by the collateral and the prospects of the borrower. Given the small number of notes outstanding, the Company believes the characteristics of its notes are not sufficiently similar to allow an evaluation as a group for CECL allowance. As such, all of the Company’s notes are evaluated individually for this purpose. The Company evaluates the collectability of both principal and interest based upon an assessment of the underlying collateral value to determine whether the note is impaired. Allowance for CECL represents management’s estimate of future losses based on national historical economic loss rates for similar obligations, management’s estimate of future economic impacts and factors specific to the borrower. Impairment charges may be required if and when such amounts are estimated to be nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold; however, non-recoverability may also be concluded if it is reasonably certain that all amounts due will not be collected.

Pursuant to ASC 326, certain of the Company’s loans are considered “collateral dependent” in that settlement of the amount is likely to be achieved by obtaining access to the collateral (e.g., notes in default). The same valuation techniques are used to value the collateral for such collateral dependent instruments as those used to determine the fair value of real estate investments for impairment purposes.

Interest income on performing notes is accrued as earned. The Company assesses the probability of a borrower’s ability to repay the loan similar to the factors noted above. We consider a loan to be past due when amounts contractually due have not been paid. Loans are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed on any loan that is on non-accrual status when such loan becomes contractually current and performance is demonstrated to be resumed.

Allowance for Credit Losses

The Company’s estimated allowance for CECL related to its Structured Financing segment (including unfunded commitments and guarantees) has been computed for its amortized cost basis in the portfolio, including accrued interest (Note 5), factoring in the Company’s historical results and loss experience in the United States for similar loans, as adjusted for current conditions, as well as the Company’s expectations related to future economic conditions. If the Company has determined that a loan or a portion of a loan is uncollectible, it will write-off the loan through an adjustment to its CECL allowance based on the net present value of expected future cash flows or the fair value of the collateral less costs to sell, if repayment is expected from the sale of the collateral. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment. The Company records the CECL allowance related to its City Point Loan (Note 10) as a reduction to redeemable noncontrolling interest.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in and Advances to Unconsolidated Joint Ventures

Some of the Company’s unconsolidated joint ventures obtain non-recourse third-party financing on their property investments, contractually limiting the Company’s exposure to losses. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company and no intention or obligation to contribute additional capital. For investments in which there is recourse to the Company or an obligation or intention to contribute additional capital exists, distributions in excess of the investment are recorded as a liability.

When characterizing distributions from unconsolidated investees within the Company's consolidated statements of cash flows, all distributions received are first applied as returns on investment to the extent there are cumulative earnings related to the respective investment and are classified as cash inflows from operating activities. If cumulative distributions are in excess of cumulative earnings, distributions are considered return of investment. In such cases, the distribution is classified as cash inflows from investing activities.

To the extent that the Company’s carrying basis in an unconsolidated affiliate is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in earnings (losses) of unconsolidated affiliates.

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

Fair Value Measurements

The Company follows the guidance in the FASB ASC Topic 820, Fair Value Measurements and Disclosures ("Topic 820"), to determine the fair value of financial and non-financial instruments. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk. The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value:

Level 1 - quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities;

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and interest rate swaps;

Level 3 - Financial instruments or other assets/liabilities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring the Company to develop its own assumptions. For significant Level 3 items, the Company has also provided the unobservable inputs.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Equity Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. In accordance with ASC Topic 825 Financial Instruments: the Company recognizes changes in the fair value of equity investments with readily determinable fair values in Realized and unrealized holding gains on investments and other on the Company's Consolidated Statements of Operations.

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

Derivative Instruments and Hedging Activities

The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Accumulated other comprehensive income on the Consolidated Balance Sheets until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company accounts for its share of cash flow hedges from non-consolidated entities as part of Investment in and advances to unconsolidated affiliates and Accumulated other comprehensive income on the Consolidated Balance Sheets.

Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheets. The Company does not use derivatives for trading or speculative purposes. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions), (ii) it is no longer probable that the forecasted transaction will occur, or (iii) it is determined that designating the derivative as an interest rate swap is no longer appropriate. For the periods presented, all of the Company's derivatives qualified and were designated as cash flow hedges, and none of its derivatives were deemed ineffective.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. Noncontrolling interests also include amounts related to Common and Preferred OP Units issued to unrelated third parties in connection with certain property acquisitions. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. Redeemable noncontrolling interests that are redeemable at the option of the holder are classified outside of shareholders' equity in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity on the Company’s Consolidated Balance Sheets as temporary equity under the caption, Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in Additional paid-in capital to record the noncontrolling at its redemption value. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Operations.

Variable Interest Entities

The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company assesses the accounting treatment and determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion on an ongoing basis when certain events occur. In determining whether the Company is the primary beneficiary, it evaluates its control rights as well as economic interests in the entity held either directly or indirectly by the Company. Each entity is assessed on an individual basis to determine the rights provided to each party and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For those entities evaluated under the voting interest model, the Company consolidates the entity if it has a controlling financial interest. The Company has a controlling financial interest in a voting interest entity (“VOE”) if it owns a majority voting interest in the entity. Investments in entities for which the Company has the ability to exercise significant influence over the entity, but does not have financial or operating control through its voting interest and entities which are VIEs but where the Company is not the primary beneficiary, are accounted for using the equity method of accounting.

Revenue Recognition

Rental Revenue - The Company recognizes rental revenue from fixed and variable lease payments, as designated within tenant operating leases in accordance with ASC Topic 842, Leases (“ASC 842”), as further described below, as Rental revenue on the Consolidated Statement of Operations. We evaluate the collectability of amounts due from tenants and disputed enforceable charges on a lease-by-lease basis, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectability assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842.

Other Revenue - The Company recognizes other categories of revenue such as parking and storage, as well as management, leasing, legal, development and construction fees charged to our unconsolidated affiliates.

Leases

Pursuant to ASC 842, the Company does not separate the non-lease components, such as common area maintenance, from its leases. In addition, the Company accounts for those taxes that it pays on behalf of the tenant as reimbursable costs and does not account for those taxes paid directly by the tenant. Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases, unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from the use of the underlying asset. At December 31, 2023 and 2022, unbilled rents receivable relating to the straight-lining of rents of $49.3 million and $48.1 million, respectively, are included in Rents receivable, net on the accompanying Consolidated Balance Sheets. The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.

Contractual rent increases of renewal options are often fixed at the initial lease agreement. In addition to fixed base rents, variable rental revenue is derived from certain leases that are dependent on percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, variable rental revenue is derived from leases through reimbursement to the Company by our tenants for real estate taxes, insurance, and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

Right-of-use ("ROU") assets are recorded for properties the Company leases from third parties, and represent our right to use an underlying asset for the lease term, and the corresponding lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and the ROU asset.

For finance leases and operating leases, the discount rate applied to measure each ROU asset and lease liability is based on the incremental borrowing rate of the lease due to the rate implicit in the lease not being readily determinable. The Company initially considers the general economic environment and factors in various financing and asset specific secured borrowings so that the overall incremental borrowing rate is appropriate to the intended use of the lease. Certain expenses derived from these leases are variable and are not included in the measurement of the corresponding lease liability and ROU asset, but are recognized in the period in which the obligation for those payments is incurred. These variable lease payments consist of payments for real estate taxes and common area maintenance, which is dependent on projects and activities at each individual property under ground or building lease.

Right-of-use assets – finance leases are included in Operating real estate (Note 2) on the Consolidated Balance Sheets. Lease liabilities – finance leases are included in Accounts payable and other liabilities on the Consolidated Balance Sheets (Note 5). Operating lease cost comprises amortization of ROU assets for operating properties (related to ground rents) or amortization of ROU assets for office and corporate assets and is included in Property operating expense or General and administrative expense, respectively, on the Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance lease cost comprises amortization of ROU assets for certain ground leases, which is included in Property operating expense, as well as interest on lease liabilities, which is included in Interest expense on the Consolidated Statements of Operations.

Accounts Receivable

In addition to the lease-specific collectability assessment, the Company also recognizes a general allowance based on the Company’s historical collection experience, for its portfolio of operating lease receivables which are not expected to be fully collectible. The Company estimates the collectability of its accrued rent and accounts receivable balances related to lease revenue. The Company estimates the collectability of the accounts receivable related to billed rents, straight-line rents, recoveries from tenants, and other revenue taking into consideration the Company's historical write-off experience, tenant creditworthiness, current economic trends, and remaining lease terms. Rents receivable at December 31, 2023 and 2022 are shown net of a general allowance of $4.1 million and $5.4 million, respectively. Rental income for the years ended December 31, 2023, 2022 and 2021 are reported net of adjustments of $(1.3) million, $1.5 million, and $1.9 million, respectively, to allowance for uncollectible accounts.

Stock-Based Compensation

Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. The Company recognizes these compensation costs for only those shares or units expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on awards issued are recorded as cumulative distributions in excess of retained earnings on the Consolidated Balance Sheets. Accumulated dividends related to forfeited awards are reversed through compensation expense in the period the forfeiture occurs. The Company includes stock-based compensation within general and administrative expense on the Consolidated Statements of Operations.

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

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In 2023 and 2022, the Company recorded valuation allowances to reduce deferred tax assets when it determined that an uncertainty existed regarding their realization, which increased the provision for income taxes. In making such determination, the Company considered all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business. To the extent facts and circumstances change in the future, further adjustments to the valuation allowances may be required.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01, “Reference Rate Reform (Topic 848): Scope”, which modifies ASC 848, Reference Rate Reform (“ASC 848”), which was intended to provide relief related to “contracts and transactions that reference LIBOR

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or a reference rate was discontinued effective June 30, 2023 as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2020-04, “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company has elected the optional practical expedients under ASU 2020-04 and 2021-01, which allows entities to account for the modification as if the modification was not substantial, and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of hedge accounting expedients preserved the presentation of derivatives consistent with past presentation. As a result, the implementation of this guidance did not have an effect on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The guidance in this update defers the sunset date of ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments are effective for all entities in scope upon issuance of the ASU. The Company transitioned all variable rate loans to SOFR or another applicable benchmark index and will apply the relief based Topic 848 in line with the sunset date.

In August 2023, the FASB issued ASU 2023-05, ”Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company has elected not to early adopt ASU 2023-05 and does not expect the adoption will have a significant impact on our consolidated financial statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements.

2. Real Estate

The Company’s real estate is comprised of the following for the periods presented (in thousands):

	December 31,	December 31,
	2023	2022

Land	$872,228	$817,802
Buildings and improvements	3,128,650	2,987,594
Tenant improvements	257,955	216,899
Construction in progress	23,250	21,027
Right-of-use assets - finance leases (Note 11)	58,637	25,086
Total	4,340,720	4,068,408
Less: Accumulated depreciation and amortization	(823,439)	(725,143)
Operating real estate, net	3,517,281	3,343,265
Real estate under development	94,799	184,602
Net investments in real estate	$3,612,080	$3,527,867

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions and Foreclosure

During the years ended December 31, 2023 and 2022, the Company acquired (through purchase, investment, or foreclosure) the following retail properties and other real estate investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price
Fund V 2023 Acquisitions
Cypress Creek - Tampa, FL	100%	July 3, 2023	$49,374
Maple Tree Place - Williston, VT	100%	November 27, 2023	77,816
Total Fund V 2023 Acquisitions			$127,190

2022 Acquisitions and Foreclosure
Core
121 Spring Street - New York, NY	100%	Jan 12, 2022	$39,637
Williamsburg Collection - Brooklyn, NY (a)	(a)	Feb 18, 2022	97,750
8833 Beverly Boulevard - West Hollywood, CA	100%	Mar 2, 2022	24,117
Henderson Avenue Portfolio - Dallas, TX (b)	100%	Apr 18, 2022	85,192
Subtotal Core			246,696

Fund III
640 Broadway - New York, NY (Foreclosure) (c)	100%	Jan 26, 2022	59,207
Subtotal Fund III			59,207
Total 2022 Acquisitions and Foreclosure			$305,903

a)
The Company invested $2.8 million in its 49.99% equity interest and, through a separate lending subsidiary, provided a $64.1 million first mortgage loan and a $30.9 million mezzanine loan to subsidiaries of the venture (such equity and loans have been eliminated in consolidation). Pursuant to the entity’s operating agreement, the venture partner has a one-time right to put its 50.01% interest in the entity (the "Williamsburg NCI", which is further described in Note 10) to the Company for fair value at a future date. Given the preferred rate of return embedded in its equity interests and the accruing debt senior to the equity, the Company did not attribute any initial redemption value to the Williamsburg NCI and recognized a bargain purchase gain of $1.2 million, which is included in Realized and unrealized holding (losses) gains on investments and other on the Consolidated Statements of Operations.
b)
The Henderson Avenue Portfolio comprises 14 operating retail assets, one residential building and two development and redevelopment sites. One of the development sites was sold in October 2022.
c)
The entity was previously accounted for as an equity method investment until an affiliate of Fund III acquired the venture partner's interest in a foreclosure action. Fund III now indirectly owns 100% of the entity and consolidates it.

For the years ended December 31, 2023 and 2022, the Company capitalized $1.0 million and $1.2 million of acquisition costs in connection with the Fund V 2023 Acquisitions and the 2022 Acquisitions and Foreclosure, respectively. In addition, during the year ended December 31, 2022, the Company expensed $2.0 million of acquisition costs (including a $1.5 million acquisition fee paid to an affiliate of a joint venture partner). Acquisition costs that were expensed are included in General and administrative expenses on the Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The purchase prices for the 2023 Acquisitions and 2022 Acquisitions and Foreclosure were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2023 and 2022 (in thousands):

	Land	Buildings and improvements	Intangible assets	Right-of-use asset	Lease liability	Intangible liabilities	Other assets, net	Net assets acquired
Property Name
Cypress Creek	$—	$39,637	$10,949	$25,313	$(22,075)	$(4,450)	$—	$49,374
Maple Tree Place	17,597	49,404	18,209	—	—	(7,395)	—	77,816
2023 Total	$17,597	$89,041	$29,158	$25,313	$(22,075)	$(11,845)	$—	$127,190

121 Spring Street	$5,380	$31,707	$2,550	$—	$—	$—	$—	$39,637
Williamsburg Collection	31,500	60,700	16,401	—	—	(9,688)	—	98,913
8833 Beverly Boulevard	14,423	8,299	1,395	—	—	—	—	24,117
Henderson Avenue Portfolio	40,764	40,865	7,611	—	—	(4,048)	—	85,192
640 Broadway (a)	27,831	27,291	1,059	—	(661)	(390)	4,077	59,207
2022 Total	$119,898	$168,862	$29,016	$—	$(661)	$(14,126)	$4,077	$307,066
a)
The Company assumed a $36.0 million mortgage with the consolidation of 640 Broadway during the year ended December 31, 2022 (Note 7).

The Company determines the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during 2023 and 2022, respectively, are as follows:

	2023		2022
	Low	High	Low	High
Exit Capitalization Rate	7.00%	8.50%	4.25%	7.25%
Annual net rental rate per square foot on acquired buildings	$4.00	$47.00	$20.00	$825.00
Annual net rental rate per square foot on acquired ground lease	$1.04	$1.91	$—	$—

The estimate of the portion of the "as-if vacant" value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

During the years ended December 31, 2023 and 2022, the Company disposed of the following properties and other real estate investments (in thousands):

Property and Location	Owner	Sale Date	Sale Price	Gain (Loss) on Sale
2023 Dispositions (a)
None

2022 Dispositions
NE Grocer Portfolio (Selected Assets) - Pennsylvania	Fund IV	Jan 26, 2022 Mar 4, 2022	$45,350	$13,784
New Towne (Parcel) - Canton, MI	Fund V	Feb 1, 2022	2,231	1,776
Cortlandt Crossing - Westchester County, NY	Fund III	Feb 9, 2022	65,533	13,255
Lincoln Place - Fairview Heights, IL	Fund IV	May 25, 2022	40,670	12,216
Wake Forest Crossing - Wake Forest, NC	Fund IV	Aug 24, 2022	38,919	8,885
Henderson Avenue (Parcel) - Dallas, TX	Core	Oct 7, 2022	3,050	(194)
330-340 River Street - Cambridge, MA	Core	Dec 13, 2022	26,400	7,439
Total 2022 Dispositions			$222,153	$57,161

a)
Does not include the 146 Geary Street property, which had a carrying value of $19.4 million, and was transferred to the Company’s lender through deed-in-lieu of foreclosure, extinguishing the obligations under the $20.1 million mortgage loan and accrued interest in default (Note 7).

Properties Held for Sale

At December 31, 2023 and 2022, the Company had one Core property under contract for sale with assets totaling $11.1 million, which was probable of disposition within one-year. This property was classified as "held for sale" on the Company's Consolidated Balance Sheets. Assets of property held for sale consisted of the following:

	December 31,	December 31,
	2023	2022
Assets
Buildings and improvements	$12,562	$12,562
Land	3,380	3,380
Tenant improvements	1,010	1,010
Less: Accumulated depreciation and amortization	(5,895)	(5,895)
	$11,057	$11,057

Real Estate Under Development

Real estate under development represents the Company’s properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2023		Year Ended December 31, 2023			December 31, 2023
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$54,817	$—	$11,266	$—	2	66,083
Fund II	—	34,072	—	633	34,705	—	—
Fund III	1	25,798	—	2,958	40	1	28,716
Fund IV	1	69,915	—	—	69,915	—	—
Total	4	$184,602	$—	$14,857	$104,660	3	$94,799

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 1, 2022		Year Ended December 31, 2022			December 31, 2022
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value

Core	—	$42,517	$9,610	$2,690	$—	2	$54,817
Fund II (a)	—	35,125	—	503	1,556	—	34,072
Fund III	1	24,296	—	1,502	—	1	25,798
Fund IV (b)	1	101,835	—	215	32,135	1	69,915
Total	2	$203,773	$9,610	$4,910	$33,691	4	$184,602

(a)
Transfers out include $1.6 million related to a portion of one Fund II property that was transferred out of development.
(b)
Transfers out include $13.4 million related to a portion of one Fund IV property that was transferred out of development and an impairment charge totaling $18.7 million on one Fund IV development property (Note 8).

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At December 31, 2023, development projects included: portions of the Henderson 1 & 2 Portfolio, in Core, and Broad Hollow Commons in Fund III. During the year ended December 31, 2023, the Company:

•
placed the remainder of the building and improvements of one Fund II property, City Point, into service in the third quarter; and
•
placed the remainder of the building and improvements of one Fund IV property, 717 N. Michigan Avenue, into service in the first quarter.

At December 31, 2022, development projects included: portions of the Henderson 1 & 2 Portfolio in Core, Broad Hollow Commons in Fund III and a portion of 717 N. Michigan Avenue at Fund IV. During the year ended December 31, 2022, the Company:

•
placed the building and improvements of two Core properties in the Henderson Portfolio into development in the second quarter;
•
placed a portion of the building and improvements of one Fund II property, City Point, into service in the fourth quarter; and
•
placed a portion of the building and improvements of one Fund IV property, 717 N. Michigan Avenue, into service in the first quarter.

3. Notes Receivable, Net

The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	December 31,	December 31,	December 31, 2023
Description	2023	2022	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$126,228	$124,801	6	Apr 2020 - Dec 2027	4.65% - 10.00%
Allowance for credit losses	(1,279)	(898)
Notes receivable, net	$124,949	$123,903	6

(a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million at December 31, 2023 and 2022.

Changes in the Company’s CECL allowance were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
CECL Allowance beginning of period	$898	$5,752	$1,218
Provision of loan losses	381	(272)	4,534
Write-offs	—	(4,582)	—
Total - CECL Allowance	$1,279	$898	$5,752

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the lack of comparability across the Structured Financing portfolio, each note was evaluated separately. As a result, the Company did not elect the collateral-dependent practical expedient for four of its notes with a total amortized cost of $121.1 million, inclusive of accrued interest of $18.6 million, for which an allowance for CECL has been recorded aggregating $1.3 million at December 31, 2023. For two notes in this portfolio, aggregating $27.9 million, inclusive of accrued interest of $4.1 million at December 31, 2023, the Company has elected to apply the practical expedient in accordance with ASC 326 and did not establish an allowance for CECL because (i) these notes are collateral-dependent notes, which due to their settlement terms are not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at December 31, 2023, the Company determined that the estimated fair value of the collateral at the expected realization date for these notes was sufficient to cover the carrying value of its investments in these notes receivable.

Default

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the note that have not been recognized) was in default at December 31, 2023 and December 31, 2022. On April 1, 2020, the note matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the note and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable note documents and otherwise. The Company has determined that the collateral for this note was sufficient to cover the loan’s carrying value at December 31, 2023 and December 31, 2022.

During the year ended December 31, 2023, the Company:

•
originated a Core Portfolio note for $1.4 million with a stated interest rate of 6.5% and a maturity date of September 30, 2024, collateralized by the venture partner’s interest in 840 N. Michigan Avenue (Note 4).

During the year ended December 31, 2022, the Company:

•
through Fund III obtained the remaining venture partner's interest in an entity that held a property, which was collateral for a note with a balance of $5.3 million, accrued interest of $4.7 million, less a CECL reserve of $4.6 million (exclusive of default interest and other amounts due on the loan that have not been recognized), via a foreclosure auction in January 2022. The entity was previously accounted for as an equity method investment until Fund III acquired the venture partner's interest. Fund III now owns 100% of the entity and consolidates it;
•
received full payment on a $16.0 million Core Portfolio note during the second quarter, and full payment on a $13.5 million Core Portfolio note and partial payment of $5.7 million of accrued interest on a Core Portfolio note during the third quarter;
•
extended the maturity date of one Core Portfolio note of $54.0 million from January 13, 2023 to January 9, 2024; and
•
decreased its allowance for CECL by $4.9 million, of which approximately $4.6 million was attributable to the aforementioned Fund III foreclosure.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments in and Advances to Unconsolidated Affiliates

The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	December 31,	December 31,
Portfolio	Property	December 31, 2023	2023	2022

Core:	Renaissance Portfolio	20%	$30,745	$28,755
	Gotham Plaza	49%	30,772	30,112
	Georgetown Portfolio (a)	50%	4,230	4,048
	1238 Wisconsin Avenue (a, b)	80%	19,719	14,502
	840 N. Michigan Avenue (d)	91.85%	15,761	—
			101,227	77,417

Mervyns II:	KLA/ABS (c)	36.7%	—	85,403

Fund IV:	Fund IV Other Portfolio	90%	5,221	7,914
	650 Bald Hill Road	90%	9,486	10,203
	Paramus Plaza	50%	70	936
			14,777	19,053

Fund V:	Family Center at Riverdale (d)	89.42%	2,552	4,995
	Tri-City Plaza	90%	6,452	8,422
	Frederick County Acquisitions	90%	11,345	12,240
	Wood Ridge Plaza	90%	10,313	12,751
	La Frontera Village	90%	17,483	20,803
	Shoppes at South Hills (e)	90%	11,707	44,677
	Mohawk Commons	90%	16,434	775
			76,286	104,663

Various:	Due from (to) Related Parties		396	305
	Other (f)		4,554	4,315
	Investments in and advances to unconsolidated affiliates		$197,240	$291,156

Core:	Crossroads (g)	49%	$7,982	$8,832
	840 N. Michigan Avenue (d, g)	91.85%	—	1,673
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$7,982	$10,505

a)
Represents a VIE for which the Company is not the primary beneficiary (Note 16).
b)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds an investment in 1238 Wisconsin. As of December 31, 2023 and 2022 the note receivable from a related party had a balance of $12.8 million and $7.5 million, respectively, net of an allowance for CECL of $0.1 million, and $0.1 million, respectively. The loan is collateralized by the venture members' equity interest in the entity that holds the 1238 Wisconsin development property, bears interest at Prime + 1.0% subject to a 4.5% floor, and matures on December 28, 2024. The Company recognized Interest income of $0.2 million for the year ended December 31, 2023, related to this note receivable. The note originated in 2022 and the Company recognized less than $0.1 million of Interest income for the year ended December 31, 2022.
c)
At December 31, 2022, Mervyns II had an effective indirect ownership of approximately 4.1 million shares (approximately 1% interest) through its Investment in Albertsons Companies Inc. ("Albertsons"), which is accounted for at fair value (Note 8). Mervyns II distributed its shares to its investors upon expiration of the lock-up agreement in January 2023, as further described below.
d)
Represents a tenancy-in-common interest.
e)
Includes a $31.7 million bridge loan at December 31, 2022, from the Company to the venture that holds the property in its investment in Shoppes at South Hills. During the first quarter of 2023 the bridge loan was repaid, as further described below.
f)
Includes cost-method investment in Fifth Wall and other investments.
g)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company:

•
funded $5.3 million of a $12.8 million construction loan commitment to the 1238 Wisconsin venture. The total outstanding balance of the loan was $12.8 million;
•
modified a property mortgage with an outstanding balance of $160.0 million with a new loan of $152.0 million and extended the maturity date at Georgetown Renaissance. The Company contributed an additional $1.4 million in equity to cover the venture partner’s share of the required paydown;
•
through Fund IV, modified a property mortgage with an outstanding balance of $21.9 million with a new loan of $24.1 million at Eden Square;
•
through Fund V, modified a property mortgage with an outstanding balance of $33.5 million to extend the maturity date at Wood Ridge Plaza;
•
through Fund V, acquired a 90% interest in a venture for $20.2 million, which purchased Mohawk Commons, a shopping center located in Schenectady, New York for $62.1 million, inclusive of transaction costs. In addition, the Mohawk Commons venture entered into a $39.7 million mortgage loan;
•
through Fund V, received payment on a bridge loan from the Shoppes at South Hills venture for $31.7 million which matured in February 2023. Upon maturity of the bridge loan, the venture entered into a $36.0 million mortgage loan, of which $31.8 million was funded at closing; and
•
through Mervyns II, received cash dividends from its investment in Albertsons totaling $28.5 million on January 20, 2023, of which the Company's share was $11.4 million. Additionally, the lock-up period, which restricted the transfer or sale of shares, expired on January 24, 2023, and 4.1 million shares of Albertsons were distributed to the individual investors as a non-cash distribution, of which the Company received 1.6 million shares. The shares are classified as Marketable securities on the Company's Consolidated Balance Sheets (Note 8).

In December 2023, an unconsolidated venture that holds an interest in a property on North Michigan Avenue modified its $73.5 million nonrecourse mortgage loan. As part of the modification, the principal balance was reduced by $18.5 million and required a principal paydown of $17.5 million, the interest rate increased from 4.4% to 6.5%, and the maturity date was extended from February 2025 to December 2026. In addition, the venture, upon a sale or secured refinancing prior to maturity (or early prepayment) at an amount that exceeds $55.0 million (as adjusted pursuant to the modification agreement), may be subject to additional contingent payments of up to $17.5 million (“Contingent Payment”), which amortizes on a straight-line basis over the remaining term of the loan. The modification was accounted for as a troubled debt restructuring pursuant to ASC 470, resulting in an initial gain of approximately $0.4 million, which was recognized within Equity in (losses) earnings of unconsolidated affiliates on the Company’s Consolidated Statements of Operations, and represented the excess of the original principal balance of the mortgage (prior to modification), over the maximum total future cash payments under the new terms. Thus, all future cash payments under the terms of the payable, including the Contingent Payment, shall be accounted for as a reduction of the carrying amount of the mortgage, and no interest expense shall be recognized for any period between the modification and the revised maturity of the mortgage. As the Contingent Payment amortizes (and no transaction arises that requires a payment as described above) the additional gain will be recognized within equity in earnings in the Company’s consolidated financial statements. No amortization of the Contingent Payment occurred in 2023. As part of the modification, the Operating Partnership provided a recourse guarantee equivalent to 50% of the unpaid outstanding principal balance of the mortgage.

In December 2023, the Company acquired an additional 3.42% interest in the North Michigan Avenue venture, increasing its ownership from 88.43% to 91.85% and provided a loan of $1.4 million to the remaining venture partners for their share of the required paydown (Note 3).

During the year ended December 31, 2022, the Company:

•
funded $7.5 million of a $12.8 million construction loan commitment to the 1238 Wisconsin venture. The total outstanding balance of the loan was $7.5 million;
•
recorded our proportionate share of an impairment charge of $50.8 million in the 840 N. Michigan Avenue venture during the third quarter, which is included in Equity in (losses) earnings of unconsolidated affiliates in the Consolidated Statements of Operations;

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
through Fund III, sold its investment in Self Storage Management for $6.0 million and recognized its proportionate gain of $1.5 million during the first quarter, which is included in Realized and unrealized holding (losses) gains on investments and other in the Consolidated Statements of Operations;
•
through Fund IV, recognized its proportionate gain from the venture’s sale of Promenade at Manassas for $46.0 million and repayment of $27.3 million of mortgage debt. Fund IV recognized a gain of $12.8 million, of which the Company's share was $3.0 million;
•
through Fund V, acquired a 90% interest in a venture for $15.9 million, which acquired Shoppes at South Hills, a shopping center located in Poughkeepsie, New York for $47.6 million. In addition, Fund V made a bridge loan to the venture for $31.7 million during the third quarter;
•
through Fund V, acquired a 90% interest in a venture for $26.5 million, which acquired La Frontera Village, a shopping center located in Round Rock, Texas for $81.4 million. In addition, Fund V made a bridge loan to the venture for $52.0 million during the first quarter, which was repaid during the second quarter. During the second quarter, the venture entered into a $57.0 million mortgage loan, of which $55.5 million was funded at closing;
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

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.4 million and $0.4 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in other revenues in the Consolidated Statements of Operations.

In addition, the Company’s joint ventures paid certain unaffiliated partners of its joint ventures, $4.5 million and $2.7 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, for leasing commissions, development, management, construction, and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of December 31, 2023, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	December 31,	December 31,
	2023	2022
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$723,411	$650,997
Real estate under development	—	17,359
Other assets	125,699	127,070
Total assets	$849,110	$795,426
Liabilities and partners’ equity:
Mortgage notes payable	$662,552	$609,923
Other liabilities	100,270	96,532
Partners’ equity	86,288	88,971
Total liabilities and partners’ equity	$849,110	$795,426

Company's share of accumulated equity	$128,690	$131,878
Basis differential	51,824	52,813
Deferred fees, net of portion related to the Company's interest	3,794	5,937
Amounts receivable to/payable by the Company	396	305
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	184,704	190,933
Investments carried at fair value or cost	4,554	89,718
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	7,982	10,505
Investments in and advances to unconsolidated affiliates	$197,240	$291,156

	Year Ended December 31,
	2023	2022	2021
Combined and Condensed Statements of Operations
Total revenues	$108,425	$96,080	$80,823
Operating and other expenses	(35,488)	(29,858)	(28,572)
Interest expense	(40,864)	(26,807)	(21,228)
Depreciation and amortization	(42,212)	(34,596)	(30,518)
Gain (loss) on extinguishment of debt (a)	368	(7)	(35)
Impairment of Investment (b)	—	(57,423)	—
Gain on disposition of properties (c)	—	12,983	3,206
Net (losses) earnings attributable to unconsolidated affiliates	$(9,771)	$(39,628)	$3,676

Company’s share of equity in net losses of unconsolidated affiliates	$(6,688)	$(31,907)	$6,023
Basis differential amortization	(989)	(1,000)	(693)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(7,677)	$(32,907)	$5,330

a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the year ended December 31, 2023.
b)
Includes the impairment charge related to 840 N. Michigan Avenue for the year ended December 31, 2022.
c)
Includes the gain on the sale of Promenade at Manassas on October 13, 2022, and two land parcels by the Family Center at Riverdale on January 4, 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	December 31,	December 31,
(in thousands)	2023	2022
Other Assets, Net:
Lease intangibles, net (Note 6)	$100,594	$102,374
Derivative financial instruments (Note 8)	28,989	54,902
Deferred charges, net (a)	31,074	28,478
Accrued interest receivable (Note 3)	25,553	18,082
Prepaid expenses	15,204	15,872
Due from seller	2,631	3,036
Income taxes receivable	1,141	1,876
Deposits	575	1,624
Corporate assets, net	924	1,287
Other receivables	1,775	2,060
	$208,460	$229,591

(a) Deferred Charges, Net:
Deferred leasing and other costs (a)	$73,908	$63,920
Deferred financing costs related to line of credit	9,829	9,494
	83,737	73,414
Accumulated amortization	(52,663)	(44,936)
Deferred charges, net	$31,074	$28,478

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$73,994	$78,416
Accounts payable and accrued expenses	61,425	59,922
Deferred income	34,386	34,503
Tenant security deposits, escrow and other	17,939	16,582
Lease liability - finance leases (Note 11)	32,739	7,022
Derivative financial instruments (Note 8)	8,892	46
	$229,375	$196,491
(a)
Effective January 1, 2023, the Company implemented compensation plans for its internal leasing representatives to adopt a commission structure paid in connection with new, renewal, and modified leases. At December 31, 2023, deferred leasing and other costs include direct and incremental capitalized internal leasing commissions incurred in connection with executed lease agreements of $2.2 million, which are amortized on a straight-line basis over the terms of the related leases.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Lease Intangibles

Intangible assets and liabilities are included in Other assets and Accounts payable and other liabilities (Note 5) on the Consolidated Balance Sheets and summarized as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$327,484	$(234,808)	$92,676	$301,556	$(205,951)	$95,605
Above-market rent	27,294	(19,376)	7,918	24,064	(17,295)	6,769
	$354,778	$(254,184)	$100,594	$325,620	$(223,246)	$102,374

Amortizable Intangible Liabilities
Below-market rent	$(188,098)	$114,393	$(73,705)	$(176,253)	$98,182	$(78,071)
Above-market ground lease	(671)	382	(289)	(671)	326	(345)
	$(188,769)	$114,775	$(73,994)	$(176,924)	$98,508	$(78,416)

During the year ended December 31, 2023, the Company:

•
acquired in-place lease intangibles of $25.9 million, above-market rent of $3.2 million, and below-market rent of $11.8 million with weighted-average useful lives of 5.7, 7.1, and 21.1 years, respectively (Note 2);
•
recorded accelerated amortization related to in-place lease intangible assets of $3.2 million and below-market rent of $8.8 million, of which the Company's share was $2.8 million and $8.4 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

During the year ended December 31, 2022, the Company:

•
acquired in-place lease intangible assets of $28.2 million, above-market rent of $0.8 million, and below-market rent of $14.1 million with weighted-average useful lives of 6.4, 6.9, and 11.4 years, respectively (Note 2);
•
derecognized in-place lease intangible assets of $1.5 million and below-market rent of $2.1 million, of which the Company's share was $0.5 million and $0.5 million, respectively, related to disposed properties (Note 2); and
•
recorded accelerated amortization related to in-place lease intangible assets of $0.2 million and below-market rent of $5.5 million, of which the Company's share was $0.1 million and $5.4 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, on the Consolidated Statements of Operations. Amortization of above-market ground leases are recorded as a reduction to rent expense on the Consolidated Statements of Operations.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2023 is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2024	$5,157	$(23,596)	$58
2025	4,752	(17,912)	58
2026	4,522	(14,435)	58
2027	4,452	(11,159)	58
2028	4,536	(7,299)	57

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

	Interest Rate at			Carrying Value at
	December 31,	December 31,	Maturity Date at	December 31,	December 31,
	2023	2022	December 31, 2023	2023	2022
Mortgages Payable
Core	3.99% - 5.89%	3.88% - 5.89%	Feb 2024 - Apr 2035	$191,830	$193,838
Fund II (a)	SOFR+2.61%	SOFR+2.61%	Aug 2025	137,485	133,655
Fund III	SOFR+3.75%	SOFR+3.35%	Oct 2025	33,000	35,970
Fund IV (b)	SOFR+2.25% - SOFR+3.33%	LIBOR+2.25% - LIBOR+3.65%	Mar 2025 - Jun 2028	115,925	146,230
Fund V	SOFR + 1.61% - SOFR + 2.80%	LIBOR + 1.85% - SOFR + 2.76%	Feb 2024 - Jun 2028	458,960	426,224
Net unamortized debt issuance costs				(7,313)	(7,621)
Unamortized premium				240	343
Total Mortgages Payable				$930,127	$928,639

Unsecured Notes Payable
Core Term Loans (c)	SOFR+1.60% - SOFR+2.05%	3.74%-5.11%	Jun 2026 - Jul 2029	$650,000	$650,000
Fund V Subscription Facility	SOFR+3.05%	SOFR+1.86%	Jan 2024	80,600	51,210
Net unamortized debt issuance costs				(3,873)	(5,076)
Total Unsecured Notes Payable				$726,727	$696,134

Unsecured Line of Credit
Revolving credit facility (c)	SOFR+1.45%	SOFR+1.50%	Jun 2025	$213,287	$168,287

Total Debt (d)(e)				$1,881,087	$1,805,414
Net unamortized debt issuance costs				(11,186)	(12,697)
Unamortized premium				240	343
Total Indebtedness				$1,870,141	$1,793,060

a)
The Company has a total commitment of $198.0 million on the Fund II mortgage.
b)
Includes the outstanding balance on the Fund IV secured bridge facility of $36.2 million at December 31, 2023 and $39.2 million at December 31, 2022. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).
c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans at December 31, 2023 and 2022 (Note 8).
d)
Includes $1,249.8 million and $1,264.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.14% to 4.54%.
e)
Includes $151.4 million and $103.8 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rates ranged from 3.0% to 5.50%.

Unsecured Debt

Credit Facility

The Operating Partnership has a $700.0 million senior unsecured credit facility, as amended (the “Credit Facility”), with Bank of America, N.A. as administrative agent, comprised of a $300.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, and a $400.0 million senior unsecured term loan (the “Term Loan”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating. The Credit Facility provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The Credit Facility is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9).

Revolving Credit Facility

At December 31, 2023, The Revolver bears interest at SOFR + 1.45% and matures on June 29, 2025, subject to two six-month extension options. The outstanding balance and total available credit of the Revolver was $213.3 million and $86.7 million, respectively, at December 31, 2023, reflecting no letters of credit outstanding. The outstanding balance and total available credit of the Revolver was $168.3 million and $131.7 million, respectively, at December 31, 2022, reflecting no letters of credit outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core Term Loans

At December 31, 2023, the Term Loan bears interest at SOFR + 1.60% and matures on June 29, 2026. The outstanding balance of the Term Loan was $400.0 million at each of December 31, 2023 and December 31, 2022.

On April 6, 2022, the Operating Partnership entered into a $175.0 million term loan facility (the “$175.0 Million Term Loan”), with Bank of America, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on April 6, 2027, and is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). The proceeds of the $175.0 Million Term Loan were used to pay down the Revolver. At December 31, 2023, the $175.0 Million Term Loan bears interest at SOFR + 1.60%. The outstanding balance of the $175.0 Million Term Loan was $175.0 million at each of December 31, 2023 and 2022.

On July 29, 2022, the Operating Partnership entered into the $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on July 29, 2029, and is guaranteed by the Trust and certain subsidiaries of the Trust. At December 31, 2023, the $75.0 Million Term Loan bears interest at SOFR + 2.05%. The proceeds of the $75.0 Million Term Loan were used to pay down the Revolver. The outstanding balance of the $75.0 Million Term Loan was $75.0 million at each of December 31, 2023 and 2022.

Fund V Subscription Facility

Fund V has a $100.0 million subscription line collateralized by Fund V’s unfunded capital commitments, and, to the extent of the Company’s capital commitments, is guaranteed by the Operating Partnership. In January 2024, Fund V modified its subscription line and extended the maturity date to February 28, 2024. The outstanding balance and total available credit of the Fund V subscription line was $80.6 million and $19.4 million, respectively at December 31, 2023, reflecting outstanding letters of credit of $2.0 million. The outstanding balance and total available credit were $51.2 million and $41.8 million at December 31, 2022 respectively, reflecting outstanding letters of credit of $7.0 million.

Mortgages and Other Notes Payable

During the year ended December 31, 2023, the Company (amounts represent balances at the time of transactions):

•
entered into a new Fund mortgage for $32.2 million;
•
modified and extended five Fund mortgages totaling $150.8 million (excluding principal reductions of $2.7 million);
•
refinanced four Fund mortgages totaling $111.4 million;
•
repaid a Fund mortgage totaling $5.8 million at maturity;
•
modified the Fund IV bridge loan with an outstanding balance of $36.2 million (excluding principal reductions of $3.0 million) and extended the maturity date to March 31, 2025; and
•
made scheduled principal payments totaling $7.7 million.

During the year ended December 31, 2022, the Company (amounts represent balances at the time of transactions):

•
entered into a new Fund mortgage for $42.4 million;
•
refinanced a Core loan in the third quarter with an outstanding balance of $25.4 million with a new loan of $26.0 million at an interest rate of 4.0% maturing July 10, 2027;
•
modified and extended ten Fund mortgages totaling $280.6 million (excluding principal reductions and an interest reserve of $4.6 million and $4.2 million, respectively);
•
refinanced Fund II mortgage debt and unsecured note of City Point Phase II in the third quarter with an aggregate outstanding balance of $257.9 million and $40.0 million, respectively, with a single $198.0 million mortgage loan, with initial proceeds of approximately $132.3 million and a loan from the Company to other Fund II Investors (Note 10). The mortgage has a three-year initial term and bears interest at SOFR + 2.61%. The mortgage is collateralized by the real estate assets of City Point, of which $50.0 million is guaranteed by the Operating Partnership;
•
modified the Fund IV bridge loan with an outstanding balance of $42.2 million (excluding principal reductions of $8.6 million) and changed the rate to SOFR plus 2.56% and extended the maturity date to December 29, 2023;

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
repaid one Core mortgage of $12.3 million;
•
repaid six Fund mortgages in the aggregate amount of $97.6 million in connection with the sale of properties (Note 2); repaid one Fund mortgage in the amount of $22.7 million; and
•
made principal payments of $7.5 million and repaid $17.0 million on the Fund IV secured bridge facility.

A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

At December 31, 2023 and 2022, the Company’s mortgages were collateralized by 33 and 31 properties each period, respectively, as well as the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants, and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. At December 31, 2023, a Fund V mortgage of $29.2 million, or $5.9 million at the Company’s share, had not met its debt service coverage ratio requirements. As this is not an event of default, the debt maturity was not accelerated. The Company made a principal payment of $3.9 million in January 2024, to cure this event. Also at December 31, 2023, three Fund V mortgages totaling $127.1 million, or $25.5 million at the Company’s share, did not meet their liquidity requirement. In February 2024, Fund V obtained a new mortgage loan and paid down the Fund V subscription line to cure this event.

On July 15, 2023, the 146 Geary Street, Fund IV non-recourse mortgage loan with an outstanding balance of $19.3 million, or $4.5 million at the Company’s share, matured with no further extension options and was in default. The property securing the mortgage was a vacant building located in San Francisco, California. The loan accrued default interest at a rate of 4.00% per annum in excess of the interest rate of SOFR + 3.65%. On October 27, 2023, the Company completed the transfer of the property to its lender through a deed-in-lieu of foreclosure, extinguishing the obligation under the mortgage loan. The Company reduced interest expense by $0.7 million upon derecognition of the loan for the additional interest expense previously recorded. The Company had previously impaired the asset, and recorded an impairment charge of $3.7 million, or $0.9 million at the Company’s share, related to the change in estimated value and holding period of the asset for the year ended December 31, 2023 (Note 8).

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of December 31, 2023 are as follows (in thousands):

Maturities
2024	$333,174
2025	680,834
2026	437,087
2027	202,826
2028	130,959
Thereafter	96,207
1,881,087
Unamortized premium	240
Net unamortized debt issuance costs	(11,186)
Total indebtedness	$1,870,141

The table above does not reflect available extension options (subject to customary conditions) on debt balances as of December 31, 2023. The Company has debt balances of $535.4 million contractually due in 2025 and $25.1 million contractually due in 2027, all for which the Company has available options to extend by up to 12 months, and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

8. Financial Instruments and Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Equity Securities — The Company has an investment in marketable equity securities of Albertsons, which has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment. This investment was included in Marketable securities and Investments in and advances to unconsolidated affiliates on the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.

Derivative Financial Instruments — The Company has derivative assets, which are included in Other assets, net on the Consolidated Balance Sheets, and are comprised of interest rate swaps and caps. The Company has derivative liabilities, which are included in Accounts payable and other liabilities on the Consolidated Balance Sheets and are comprised of interest rate swaps. The derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable equity securities	$33,284	$—	$—	$85,403	$—	$—
Derivative financial instruments	—	28,989	—	—	54,902	—
Liabilities
Derivative financial instruments	—	(8,892)	—	—	(46)	—

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the year ended December 31, 2023 or 2022.

Marketable Equity Securities

During the year ended December 31, 2023, the Company sold 200,000 shares of Albertsons, generating net proceeds of $4.6 million. As of December 31, 2023, the Company still held 1.4 million shares of Albertsons which had a fair value of $33.3 million. In January 2024, the Company sold an additional 175,000 shares of Albertsons, generating net proceeds of $4.0 million (Note 17). At December 31, 2022, the shares of Albertsons were held by Mervyns II (Note 4).

During the year ended December 31, 2023 and 2022, the Company recognized dividend income from marketable securities of $29.1 million and $1.8 million, of which the Company's share was $12.0 million and $0.6 million, respectively, and is included in Realized and unrealized holding gains on investments and other on the Company's Consolidated Statements of Operations.

The following table represents the realized and unrealized gain (loss) on marketable securities included in Realized and unrealized holding gains on investments and other on the Company's Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Realized gain on marketable securities	$4,636	$—	$—
Less: previously recognized unrealized gains on marketable securities sold during the period	(4,636)	—	—
Unrealized gains (losses) on marketable securities still held at the end of the period and through the disposition date on marketable securities sold during the period	1,634	(38,913)	51,925
Gain on marketable securities, net	$1,634	$(38,913)	$51,925

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

Redeemable Noncontrolling Interests

The Company has redeemable noncontrolling interests related to certain properties. The Company is required to periodically review these redeemable noncontrolling interests to in order to compare the redemption value to the carrying value. See Note 10 for further discussion regarding these interests.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	December 31, 2023	December 31, 2022
Core
Interest Rate Swaps	$225,000	Dec 2022 - Oct 2023	Jul 2027 - Dec 2029	3.61%		4.69%	Accounts payable and other liabilities	$(8,807)	$(46)
Interest Rate Swaps	631,000	May 2022 - May 2023	Mar 2025 - Jul 2030	1.98%	—	3.36%	Other assets, net	22,675	40,884
	$856,000							$13,868	$40,838

Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other assets, net	$634	$1,108

Fund III
Interest Rate Cap	$33,000	Sep 2023	Oct 2025	5.50%	—	5.50%	Other assets, net	$26	$232

Fund IV
Interest Rate Cap	$54,500	Dec 2023	Dec 2025	6.00%	—	6.00%	Other assets, net	$29	$1,093

Fund V
Interest Rate Swaps	$315,409	Apr 2022 - Jul 2023	Mar 2024- May 2026	1.14%	—	4.34%	Other assets, net	$5,523	$11,585
Interest Rate Caps	72,447	Jan 2023 - Aug 2023	Jan 2024 - Sep 2025	3.64%	—	5.00%	Other assets, net	102	—
Interest Rate Swaps	28,480	Jun 2023	Jun 2025	4.54%	—	4.54%	Accounts payable and other liabilities	(85)	—
	$416,336							$5,540	$11,585

Total asset derivatives								$28,989	$54,902
Total liability derivatives								$(8,892)	$(46)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $23.2 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months.

During the year ended December 31, 2023, the Company terminated six interest rate swaps with forward effective dates with an aggregate notional value of $175.0 million for cash proceeds of $16.0 million. The net derivative gain associated with the discontinued cash flow hedge continues to be reporting in Accumulated other comprehensive income as the forecasted transaction is expected to occur within the originally specified time period. Such amounts will be reclassified from Accumulated other comprehensive income into earnings as an increase in interest income over the period during which the hedged forecasted transaction affects earnings.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		December 31, 2023		December 31, 2022
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$124,949	$124,789	$123,903	$122,716
City Point Loan (a)	3	66,741	66,017	65,945	65,856
Mortgages Payable (a)	3	937,200	921,563	935,917	906,348
Investment in non-traded equity securities (b)	3	4,398	4,702	4,160	5,593
Unsecured notes payable and Unsecured line of credit (c)	2	943,887	937,153	869,497	868,399

a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and changes in interest rates. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 4.90% to 14.25% for the Company's notes receivable and City Point Loan, and 5.83% to 9.27% for the Company's mortgage and other notes payable, depending on the attributes of the specific loans.
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments (classified as Level 1) included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at December 31, 2023 and 2022.
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

With respect to borrowings of our consolidated entities, the Company has guaranteed $72.5 million of principal payment guarantees on various property mortgage loans and the Fund IV secured bridge facility (Note 7, Note 15). At December 31, 2023 and 2022, the Company had Core and Fund letters of credit outstanding of $2.0 million and $7.0 million, respectively (Note 7). The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in connection with the refinancing of the La Frontera Village mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V earned a fee from the joint venture for providing the guarantee. As of December 31, 2023, $0.2 million related to the guarantee was recorded as a liability in the Company’s condensed consolidated financial statements (Note 4).

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $15.8 million and $39.1 million, of which the Company’s share is $12.5 million and $37.5 million as of December 31, 2023 and December 31, 2022, respectively. The Company has committed client-related obligations for tenant improvements based on executed leases aggregating approximately $25.7 million and $30.4 million, of which the Company’s share is $14.6 million and $15.8 million, as of December 31, 2023 and 2022, respectively. The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

Gain Contingency

The Company entered into a purchase and sale agreement (together with subsequent amendments thereto) to sell its West Shore Expressway property in the Core Portfolio. At the request of the former potential buyer, the Company extended the closing date numerous times in exchange for additional non-refundable deposits and contributions towards the carrying costs of the property. The agreement terminated and expired by its terms on August 2, 2023, and the $3.3 million deposit was forfeited to an affiliate of the Company, when, among other things, the former potential buyer failed to close on the property pursuant to the terms of the agreement. During the third quarter of 2023, the former potential buyer filed for Chapter 11 bankruptcy, which bankruptcy was dismissed during the fourth quarter, though this dismissal remained subject to appeal through January 2024. The Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of December 31, 2023.

Insurance Coverage

We carry insurance coverage on our properties of different types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Common Shares and Units

In addition to the ATM Program and share repurchase activity discussed below, the Company completed the following transactions during the year ended December 31, 2023:

•
The Company withheld 3,251 shares of its restricted Common Shares ("Restricted Shares") to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $9.2 million in connection with Restricted Shares and restricted Common OP Units (“Restricted Units”) (Note 13).

In addition to the ATM Program and share repurchase activity discussed below, the Company completed the following transactions during the year ended December 31, 2022:

•
The Company withheld 3,235 Restricted Shares to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $7.4 million in connection with Restricted Shares and Units (Note 13).

In January 2024, the Company completed an underwritten offering of 6,900,000 Common Shares (inclusive of the underwriters’ option to purchase 900,000 additional shares) for net proceeds of $113.0 million (Note 17).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward sale” component, in the first quarter of 2022. The Company had approximately $222.3 million of availability under the ATM program at December 31, 2023 .The Company has not issued any shares on a forward basis during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023 the Company did not sell any Common Shares under its ATM program. During the year ended December 31, 2022, the Company sold 5,525,419 Common Shares under its ATM Program for gross proceeds of $123.9 million, or $119.5 million net of issuance costs, at a weighted-average gross price per share of $22.43, of which 4,281,576 shares were sold under the previous ATM Program for gross proceeds of $96.3 million, or $92.5 million net of issuance costs. During the year ended December 31, 2021, the Company sold 2,889,371 Common Shares under its previous ATM Program for gross proceeds of $64.9 million, or $63.9 million net of issuance costs, at a weighted-average gross price per share of $22.46.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the years ended December 31, 2023, 2022 and 2021. Under the share repurchase program $122.5 million remains available at December 31, 2023.

Dividends and Distributions

The following table sets forth the distributions declared and/or paid during the periods presented:

Date Declared	Amount Per Share	Record Date	Payment Date

February 15, 2022	$0.18	March 31, 2022	April 14, 2022
May 4, 2022	$0.18	June 30, 2022	July 15, 2022
August 10, 2022	$0.18	September 30, 2022	October 14, 2022
November 9, 2022	$0.18	December 30, 2022	January 13, 2023
January 17, 2023	$0.18	March 31, 2023	April 14, 2023
May 3, 2023	$0.18	June 30, 2023	July 14, 2023
August 9, 2023	$0.18	September 29, 2023	October 13, 2023
November 2, 2023	$0.18	December 29, 2023	January 12, 2024

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2023	$99,554	$389,810	$489,364	$67,664
Conversion of 151,257 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,521)	—	(2,521)	—
Distributions declared of $0.72 per Common OP Unit and distributions on Preferred OP Units	(5,352)	—	(5,352)	—
City Point Loan	—	—	—	(796)
City Point Loan accrued interest	—	—	—	(9,350)
Employee and trustee stock compensation, net	11,064	—	11,064	—
Noncontrolling interest distributions	—	(80,186)	(80,186)	(50)
Noncontrolling interest contributions	—	59,612	59,612	1,110
Net income (loss) for the year ended December 31, 2023	1,785	(15,168)	(13,383)	(8,239)
Other comprehensive (loss) income - unrealized gain on valuation of swap agreements	(613)	6,015	5,402	—
Reclassification of realized interest expense on swap agreements	(210)	(13,501)	(13,711)	—
Reallocation of noncontrolling interests (d)	(3,989)	—	(3,989)	—
Balance at December 31, 2023	$99,718	$346,582	$446,300	$50,339

Balance at January 1, 2022	$94,120	$534,202	$628,322	$—
Conversion of 234,473 Common OP Units to Common Shares by limited partners of the Operating Partnership	(3,945)	—	(3,945)	—
Distributions declared of $0.72 per Common OP Unit and distributions on Preferred OP Units	(5,094)	—	(5,094)	—
Acquisition of noncontrolling interest (e)	—	(91,811)	(91,811)	—
City Point Loan	—	—	—	(65,391)
City Point Loan accrued interest	—	—	—	(3,923)
Employee and trustee stock compensation, net	10,000	—	10,000	—
Noncontrolling interest distributions	—	(79,838)	(79,838)	—
Noncontrolling interest contributions	—	109,428	109,428	65,945
Net loss for the year ended December 31, 2022	(1,308)	(22,962)	(24,270)	(5,536)
Other comprehensive income - unrealized gain on valuation of swap agreements	4,641	15,567	20,208	—
Reclassification of realized interest expense on swap agreements	58	1,793	1,851	—
Reclassification of redeemable noncontrolling interests(f)	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests (d)	1,082	—	1,082	—
Balance at December 31, 2022	$99,554	$389,810	$489,364	$67,664

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2021	$89,431	$519,734	$609,165	$—
Conversion of 89,765 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,431)	—	(1,431)	—
Cancellation of OP units(g)	(568)	—	(568)	—
Distributions declared of $0.60 per Common OP Unit	(4,185)	—	(4,185)	—
Employee and trustee stock compensation, net	11,284	—	11,284	—
Noncontrolling interest distributions	—	(27,051)	(27,051)	—
Noncontrolling interest contributions	—	30,164	30,164	—
Net income for the year ended December 31, 2021	2,075	407	2,482	—
Other comprehensive loss - unrealized loss on valuation of swap agreements	2,072	3,918	5,990	—
Reclassification of realized interest expense on swap agreements	210	7,030	7,240	—
Reallocation of noncontrolling interests (d)	(4,768)	—	(4,768)	—
Balance at December 31, 2021	$94,120	$534,202	$628,322	$—

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,855,574, 3,062,108, and 3,076,849 Common OP Units at December 31, 2023, 2022 and 2021, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2023, 2022 and 2021; (iii) 126,384 Series C Preferred OP Units at December 31, 2023 and 2022, and 126,593 at December 31, 2021; and (iv) 4,247,054, 3,512,414, and 3,371,296 LTIP units at December 31, 2023, 2022 and 2021, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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
(g)
The Company exchanged 21,109 OP Units in settlement of a note receivable in the amount of $0.5 million on July 12, 2021.

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022 (Note 2), the Company evaluated the Williamsburg Noncontrolling Interest ("Williamsburg NCI"), which represents the venture partner's one-time right to put its 50.01% interest in the property to the Company for redemption at fair value at a future date. As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. The Company is required to periodically evaluate the NCI and adjust it to redemption value. At December 31, 2023 and 2022, the Company determined that the fair value of the Williamsburg NCI was zero. The Company determined that its valuation was classified within Level 3 of the fair value hierarchy. The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 5.25% and discount rate of 7.25% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

City Point Loan

In August 2022, the Company provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors' pro-rata contribution necessary to complete the refinancing of the City Point debt, of which $65.9 million was funded at closing ("City Point Loan"). The City Point Loan has a five-year term which matures on August 1, 2027 and is collateralized by the investors' equity in City Point ("City Point NCI"). Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan and accrued interest, net of a $0.7 million and $0.5 million allowance for CECL as of December 31, 2023 and 2022, respectively, are presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a VIE for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, which began in August 2023 ("Redemption Value"). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as Redeemable noncontrolling interests on the Company's Consolidated Balance Sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum Redemption Value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the Redemption Value. The Company is required to periodically evaluate the maximum redemption amount of the City Point NCI interest and recognize an increase in the carrying value if the redemption value exceeds the then current carrying value. At December 31, 2023, the Company determined that the carrying value exceeded the maximum Redemption Value and no adjustment was required. The Company determined that its valuation was classified within Level 3 of the fair value hierarchy. The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 5.25% and discount rate of 6.25% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, subject to certain criteria, either party may elect a buy-out right, where either the Company may purchase its partner’s interest or its partner may sell its 3.0% interest in the partnership (the "8833 Beverly NCI") to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value and presented as Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets. On a quarterly basis, the Company will recognize changes in the redemption value as an adjustment to the carrying amount of the redeemable 8833 Beverly NCI. At December 31, 2023, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required. The Company determined that its valuation was classified within Level 3 of the fair value hierarchy. The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 6.0% and discount rate of 9.0% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

Preferred OP Units

In 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. Through December 31, 2023, 15,209 Series C Preferred OP Units were converted into 52,613 Common OP Units and then into Common Shares. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2023, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Leases

As Lessor

The Company has approximately 1,000 leases in the leasing of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, leased under long-term ground leases (see below) that expire at various dates through December 31, 2121, with renewal options. Certain leases may allow for the tenants to terminate the leases before the expiration of the lease term. Space in the properties is leased to tenants pursuant to agreements that generally provide for terms ranging from one month to sixty years and for additional rents based on certain operating expenses as well as tenants’ sales volumes.

The components of rental revenue are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fixed lease revenue	$269,648	$258,472	$227,608
Variable lease revenue	63,396	59,342	58,290
Total rental revenue	$333,044	$317,814	$285,898

The scheduled future minimum rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) as of December 31, 2023, are summarized as follows (in thousands):

Minimum Rental Revenues (a)
2024	$249,135
2025	233,786
2026	208,935
2027	184,039
2028	153,941
Thereafter	668,128
1,697,964
Interest	—
Total	$1,697,964

(a)
Amount represents contractual lease maturities at December 31, 2023, including any extension options that management determined were reasonably certain of exercise, and excluding any amounts related to reimbursements of operating expenses.

During the years ended December 31, 2023, 2022 and 2021, no single tenant or property collectively comprised more than 10% of the Company’s Total revenues.

During the year ended December 31, 2023, Fund II received $2.0 million, or $1.1 million at the Company’s share, of proceeds from the Century 21 Department Stores LLC bankruptcy claim. The proceeds are recorded in Rental revenue on the Consolidated Statements of Operations.

As Lessee

The Company has properties in its portfolio that are currently owned by third parties. We also lease real estate for equipment and office space. We lease these properties pursuant to ground leases that provide us the right to operate each such property, and generally provide form terms ranging from eight months to 98 years.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled future minimum rental payments under the terms of all non-cancelable operating and finance leases in which the Company is the lessee, principally for office space, land, and equipment, as of December 31, 2023, are summarized as follows (in thousands):

	Minimum Rental Payments
	Operating Leases (a)	Finance Leases (a)
2024	$5,414	$3,925
2025	5,329	1,780
2026	5,173	1,264
2027	4,373	1,264
2028	4,157	1,310
Thereafter	15,911	154,018
	40,357	163,561
Interest	(8,777)	(130,822)
Total	$31,580	$32,739

(a)
Minimum rental payments include $8.8 million of interest related to operating leases and $130.8 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

Additional disclosures regarding the Company’s leases as lessee are as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$1,244	$903	$903
Interest on lease liabilities	1,239	410	388
Subtotal	2,483	1,313	1,291
Operating lease cost	5,291	5,338	7,184
Variable lease cost	228	80	84
Total lease cost	$8,002	$6,731	$8,559

Cash Paid
Payments of operating lease obligations - operating activities	$5,386	$5,364	$7,223
Payments of interest on finance lease obligations - operating activities	1,239	410	388
Payments of finance lease obligations - financing activities	100	—	63

	As of December 31,
	2023	2022
Other Information
Weighted-average remaining lease term - finance leases (years)	58.3	31.9
Weighted-average remaining lease term - operating leases (years)	9.7	13.5
Weighted-average discount rate - finance leases	6.5%	6.3%
Weighted-average discount rate - operating leases	5.1%	5.1%

During the year ended December 31, 2023, the Company:

•
modified its master lease at 565 Broadway within the Core Portfolio and extended the lease term for 43 years until December 31, 2121, for an additional payment of $4.0 million to be paid over the lease term. As a result, the transaction was accounted for as a lease modification which resulted in a change in lease classification per ASC 842 from Right-of-use-asset – operating lease to a right-of-use-asset – finance lease. The Company recorded an additional right-of-use asset – finance lease and corresponding lease liability-finance lease of $3.8 million.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, there were no new leases entered or modified where the Company acted as lessee.

12. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The Company’s Core Portfolio segment consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely populated metropolitan areas with a long-term investment horizon. The Company’s Funds segment hold primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable (Note 3) which are held within the Core Portfolio or the Funds. Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s consolidated financial statements and are not presented in the Company’s segments.

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2023
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Total revenues	$203,545	$135,147	$—	$—	$338,692
Depreciation and amortization expenses	(76,642)	(59,342)	—	—	(135,984)
General and administrative expenses	—	—	—	(41,470)	(41,470)
Property operating expenses, other operating and real estate taxes	(64,382)	(44,094)	—	—	(108,476)
Impairment charges	—	(3,686)	—	—	(3,686)
Operating income	62,521	28,025	—	(41,470)	49,076
Equity in earnings (losses) of unconsolidated affiliates	2,734	(10,411)	—	—	(7,677)
Interest income	—	—	19,993	—	19,993
Realized and unrealized holding gains (losses) on investments and other	5,756	24,995	(338)	—	30,413
Interest expense	(44,521)	(48,732)	—	—	(93,253)
Income tax provision	—	—	—	(301)	(301)
Net income (loss)	26,490	(6,123)	19,655	(41,771)	(1,749)
Net loss attributable to redeemable noncontrolling interests	—	8,239	—	—	8,239
Net (income) loss attributable to noncontrolling interests	(1,937)	15,320	—	—	13,383
Net income (loss) attributable to Acadia shareholders	$24,553	$17,436	$19,655	$(41,771)	$19,873

Real estate at cost (a)	$2,646,831	$1,788,688	$—	$—	$4,435,519
Total assets (a)	$2,566,450	$1,599,755	$124,949	$—	$4,291,154
Cash paid for acquisition of real estate	$—	$126,545	$—	$—	$126,545
Cash paid for development, construction and property improvement costs	$44,428	$25,112	$—	$—	$69,540

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2022
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Total revenues	$202,547	$123,743	$—	$—	$326,290
Depreciation and amortization expenses	(75,614)	(60,303)	—	—	(135,917)
General and administrative expenses	—	—	—	(44,066)	(44,066)
Property operating expenses, other operating and real estate taxes	(60,306)	(41,621)	—	—	(101,927)
Impairment charges	—	(33,311)	—	—	(33,311)
Gain on disposition of properties	7,245	49,916	—	—	57,161
Operating income (loss)	73,872	38,424	—	(44,066)	68,230
Equity in (losses) earnings of unconsolidated affiliates	(45,919)	13,012	—	—	(32,907)
Interest income	—	—	14,641	—	14,641
Realized and unrealized holding gains (losses) on investments and other	1,163	(35,559)	(598)	—	(34,994)
Interest expense	(37,892)	(42,317)	—	—	(80,209)
Income tax provision	—	—	—	(12)	(12)
Net (loss) income	(8,776)	(26,440)	14,043	(44,078)	(65,251)
Net loss attributable to redeemable noncontrolling interests	—	5,536	—	—	5,536
Net loss attributable to noncontrolling interests	1,000	23,270	—	—	24,270
Net (loss) income attributable to Acadia	$(7,776)	$2,366	$14,043	$(44,078)	$(35,445)

Real estate at cost (a)	$2,597,394	$1,655,616	$—	$—	$4,253,010
Total assets (a)	$2,599,268	$1,579,411	$123,903	$—	$4,302,582
Cash paid for acquisition of real estate	$242,633	$—	$—	$—	$242,633
Cash paid for development, construction and property improvement costs	$32,406	$18,640	$—	$—	$51,046

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2021
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Total revenues	$181,332	$111,165	$—	$—	$292,497
Depreciation and amortization expenses	(69,103)	(54,336)	—	—	(123,439)
General and administrative expenses	—	—	—	(40,125)	(40,125)
Property operating expenses, other operating and real estate taxes	(56,957)	(41,916)	—	—	(98,873)
Impairment charges	—	(9,925)	—	—	(9,925)
Gain on disposition of properties	4,612	5,909	—	—	10,521
Operating income (loss)	59,884	10,897	—	(40,125)	30,656
Equity in earnings of unconsolidated affiliates	353	4,977	—	—	5,330
Interest income	—	—	9,065	—	9,065
Realized and unrealized holding gains (losses) on investments and other	—	53,654	(4,534)	—	49,120
Interest expense	(29,454)	(38,594)	—	—	(68,048)
Income tax provision	—	—	—	(93)	(93)
Net income (loss)	30,783	30,934	4,531	(40,218)	26,030
Net income attributable to noncontrolling interests	(2,276)	(206)	—	—	(2,482)
Net income (loss) attributable to Acadia	$28,507	$30,728	$4,531	$(40,218)	$23,548

Real estate at cost (a)	$2,356,645	$1,714,962	$—	$—	$4,071,607
Total assets (a)	$2,212,877	$1,894,983	$153,886	$—	$4,261,746
Cash paid for acquisition of real estate and leasehold interest	$26,176	$135,670	$—	$—	$161,846
Cash paid for development, construction and property improvement costs	$13,625	$27,046	$—	$—	$40,671

a)
Total assets for the Funds segment include $555.8 million, $569.1 million, and $583.4 million related to Fund II’s City Point property at December 31, 2023, 2022,and 2021, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

In March and May of 2020, respectively, the Board and the Company’s shareholders, approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the number of Common Shares authorized for issuance by 2,650,000 shares to an aggregate of 2,829,953 shares. On March 22, 2023 and May 4, 2023, respectively, the Board and the Company’s shareholders approved the Amended and Restated 2020 Share Incentive Plan (the "Amended and Restated 2020 Plan") which further increased the number of Common Shares authorized for issuance by 3,100,000 to an aggregate of 3,883,564 shares. In this report, references to issuances, compensation arrangements and expenses under the Amended and Restated 2020 Plan include issuances, compensation arrangements and expenses under the originally adopted 2020 Plan, as applicable. The 2020 Plan and the Amended and Restated 2020 Plan authorize the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. At December 31, 2023 a total of 3,804,345 shares remained available to be issued under the Amended and Restated 2020 Plan.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2023	92,735	$17.31	1,465,398	$18.59
Granted	70,629	14.11	780,193	15.00
Vested	(41,268)	19.09	(354,343)	20.35
Forfeited	(8,187)	21.07	(92,589)	30.78
Unvested at December 31, 2023	113,909	$14.41	1,798,659	$16.03

Unvested at January 1, 2022	89,746	$16.87	1,415,195	$20.85
Granted	45,813	20.98	637,818	21.04
Vested	(40,894)	19.75	(309,283)	22.86
Forfeited	(1,930)	31.82	(278,332)	31.16
Unvested at December 31, 2022	92,735	$17.31	1,465,398	$18.59

Unvested at January 1, 2021	89,911	$15.42	1,122,889	$24.38
Granted	43,078	19.94	666,967	19.48
Vested	(43,084)	16.85	(283,024)	26.66
Forfeited	(159)	36.22	(91,637)	36.22
Unvested at December 31, 2021	89,746	$16.87	1,415,195	$20.85

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2023, 2022 and 2021 were $14.93, $21.04 and $19.51, respectively. As of December 31, 2023, there was $16.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Shares that vested for each of the years ended December 31, 2023, 2022 and 2021, was $0.8 million. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the years ended December 31, 2023, 2022 and 2021, was $7.2 million, $7.1 million and $7.5 million, respectively.

Restricted Shares and LTIP Units - Employees

During the year ended December 31, 2023, the Company issued 22,314 Restricted Share Units and 739,734 LTIP Units to employees of the Company pursuant to the Amended and Restated 2020 Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

•
A portion of these annual equity awards is granted in performance-based Restricted Share Units or LTIP Units that may be earned based on the Company’s attainment of specified relative total shareholder returns (“Relative TSR”) hurdles or specified same-property net operating income growth (“Absolute SSNOI Growth”).
•
In the event the Relative TSR percentile falls between the 25th percentile and the 50th percentile, the Relative TSR vesting percentage is determined using a straight-line linear interpolation between 50% and 100%, and in the event that the Relative TSR percentile falls between the 50th percentile and 75th percentile, the Relative TSR vesting percentage is determined using a straight-line linear interpolation between 100% and 200%.
•
Fifty percent (50%) of the performance-based LTIP Units will vest based on the Company’s total shareholder return (“TSR”) for the three-year forward-looking performance period relative to the constituents of the National Association of Real Estate Investment Trusts ("NAREIT") Shopping Center Property Subsector and twenty five percent (25%) on the Company’s TSR for the three-year forward-looking performance period as compared to the constituents of the NAREIT Retail Property Sector (both on a non-weighted basis).
•
Twenty-five percent (25%) of the performance-based LTIP Units will vest based on the Company's same-property net operating income ("SSNOI") growth for the three-year forward-looking performance period. If the Company achieves annualized SSNOI growth between 2% and 3%, the Absolute SSNOI Growth vesting percentage is determined using a straight-line linear interpolation between 50% and 100%, and in the event that the Company achieves annualized SSNOI growth between 3% and 4%, the Absolute SSNOI Growth vesting percentage is determined using a straight-line linear interpolation between 100% and 200%.

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

For valuation of the 2023, 2022 and 2021 Performance Shares, a Monte Carlo simulation was used to estimate the fair values of the relative TSR portion based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (48.0%, 49.0% and 48.0%) and risk-free interest rates of (4.3%, 1.7% and 0.2%) for 2023, 2022 and 2021, respectively. The total value of the 2023, 2022 and 2021 Performance Shares will be expensed over the vesting period.

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $11.5 million, $13.1 million and $12.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $9.2 million, $7.4 million, and $9.4 million for the years ended December 31, 2023, 2022, and 2021, respectively and is recorded in General and administrative on the Consolidated Statements of Operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During 2023, the Company issued 45,882 Restricted Shares and 40,459 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 15,850 of the Restricted Shares and 10,427 of the LTIP Units will be on the first anniversary of the date of issuance, and 30,032 of the Restricted Shares and 30,032 of the LTIP Units vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. Additionally, during the year ended December 31, 2023, the Company issued 2,433 Restricted Shares as compensation to a new Trustee of the Company. These Restricted Shares vest over three years with 33% vesting May 9, 2023, and the remaining amount vesting ratably on May 9, 2024 and May 9, 2025. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned, or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $1.9 million, $1.7 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded in General and administrative on the Consolidated Statements of Operations.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation – Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value at December 31, 2023 or 2022.

The Company recognized $0.2 million and $0.4 million compensation expense related to the Program for the years ended December 31, 2023 and 2022, related to Funds III and V. No compensation expense was recognized for the year ended 2021 related to the Program.

Other Plans

On a combined basis, the Company incurred a total of $0.5 million, $0.4 million, and $0.4 million of compensation expense related to the following employee benefit plans for the years ended December 31, 2023, 2022 and 2021, respectively:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 13,177 and 9,747 Common Shares were purchased by employees under the Purchase Plan for the years ended December 31, 2023 and 2022, respectively.

Deferred Share Plan

The Company maintains a Trustee Deferral and Distribution Election program, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $22,500, for the year ended December 31, 2023.

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2023, 2022 and 2021, no U.S. federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to federal, state and local income taxes. No more than 20% of the value of our total assets may consist of the securities of one or more TRS.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local jurisdictions, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2023, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2020 and forward.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia to taxable income (loss) is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Net income (loss) attributable to Acadia	$19,873	$(35,445)	$23,548
Deferred rental and other (loss) income (a)	351	(1,854)	3,209
Book/tax difference - depreciation and amortization (a)	22,353	28,337	24,756
Straight-line rent and above- and below-market rent adjustments (a)	(12,484)	(11,917)	(8,588)
Book/tax differences - equity-based compensation	7,519	5,952	7,663
Joint venture equity in earnings, net and other investments (a)	33,522	22,493	3,962
Impairment charges and reserves	524	54,822	2,657
Acquisition costs (a)	9	2,048	22
Gain (loss) on disposition of properties and investments	1,800	(14,960)	(2,170)
Book adjustment marketable securities	(4,813)	—	—
Book/tax differences - miscellaneous	2,355	5,638	(1,203)
Taxable income	$71,009	$55,114	$53,856
Dividends/Distributions declared (b)	$68,612	$68,312	$52,872

a)
Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item “Joint venture equity in earnings, net.”
b)
The entire fourth quarter 2023 dividend of $17.2 million (paid in January 2024) was attributed to 2024. Any additional distributions required for REIT qualification may be made through October 15, 2024. The entire fourth quarter 2022 dividend of $17.1 million (paid in January 2023) was attributed to 2023. The entire fourth quarter 2021 dividend of $14.4 million (paid in January 2022) was attributed to 2021 (Note 10).

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for federal income tax purposes:

	Year Ended December 31,
	2023		2022		2021
	Per Share	%	Per Share	%	Per Share	%
Ordinary income - Section 199A	$0.583	81%	$0.650	90%	$0.550	92%
Qualified dividend	0.115	16%	0.010	1%	0.010	1%
Capital gain	0.022	3%	0.060	9%	0.040	7%
Total (a)	$0.720	100%	$0.720	100%	$0.600	100%

a)
The fourth quarter 2023 regular dividend was $0.18 per Common Share, all of which is allocable to 2024. The fourth quarter 2022 regular dividend was $0.18 per Common Share, all of which is allocable to 2023. The fourth quarter 2021 regular dividend was $0.15 per Common Share, all of which is allocable to 2021.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income (loss) and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

TRS loss before income taxes	$(3,768)	$(3,178)	$(4,240)
Provision for income taxes:
Federal	—	—	—
State and local	—	—	—
TRS net loss before noncontrolling interests	(3,768)	(3,178)	(4,240)
Noncontrolling interests	—	—	9
TRS net loss	$(3,768)	$(3,178)	$(4,231)

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2023	2022	2021

Federal tax benefit at statutory tax rate	$(791)	$(667)	$(890)
TRS state and local taxes, net of Federal benefit	(238)	(201)	(268)
Tax effect of:
Permanent differences, net	246	194	252
Adjustment to deferred tax reserve	(8)	691	1,061
Other	791	(16)	(156)
REIT state and local income and franchise taxes	301	11	94
Total provision for income taxes	$301	$12	$93

As of December 31, 2023, and 2022, the Company’s deferred tax assets were $0.0 million net of applicable reserves of $4.3 million and were comprised of capital loss carryovers of $0.0 million and $0.1 million and net operating loss carryovers of $3.1 million and $4.2 million, respectively.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. For the years ended December 31, 2023, 2022, and 2021, the Company determined that the realization of its deferred tax assets was not likely and as such, the Company recorded a valuation allowance against its deferred tax assets of $0.0 million, $0.7 million, and $1.1 million, respectively.
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

Diluted earnings (loss) per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of Restricted Share Units issued under the Company’s Amended and Restated 2020 Plan (Note 13). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

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

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Numerator:
Net income (loss) attributable to Acadia shareholders	$19,873	$(35,445)	$23,548
Less: earnings attributable to unvested participating securities	(978)	(805)	(624)
Income (loss) from continuing operations net of income attributable to participating securities for basic earnings per share	18,895	(36,250)	22,924
Impact of City Point Loan share conversion option (a)	—	(1,804)	—
Income from continuing operations net of income attributable to participating securities for diluted earnings per share	$18,895	$(38,054)	$22,924

Denominator:
Weighted average shares for basic earnings (loss) per share	95,283,752	94,575,251	87,653,818
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—
Employee unvested restricted shares	—	—	—
City Point Loan common stock conversion option (Note 10) (a)	—	68,215	—
Weighted average shares for diluted earnings per share	95,283,752	94,643,466	87,653,818

Basic earnings (loss) per Common Share from continuing operations attributable to Acadia	$0.20	$(0.38)	$0.26
Diluted earnings (loss) per Common Share from continuing operations attributable to Acadia	$0.20	$(0.40)	$0.26

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	126,384	126,384	126,593
Series C Preferred OP Units - Common share equivalent	438,831	438,831	439,556
Restricted shares	90,006	68,832	70,827

a)
The impact of the assumed conversion of dilutive convertible securities is related to the assumed conversion of potential common shares of the Company that could be subsequently issued in connection with the City Point Loan (Note 10) for the stub-period until the put rights were modified for a cash-only settlement option in the third quarter of 2022.

16. Variable Interest Entities

Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which the Company is the primary beneficiary. As of December 31, 2023 and 2022, the Company had seven and eight consolidated VIEs, respectively, including the Operating Partnership and the Funds. Excluding the Operating Partnership and the Funds at December 31, 2023, the VIEs consisted of three in-service Core properties: the Williamsburg Portfolio, 239 Greenwich Avenue, and 8833 Beverly Boulevard. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. The Company consolidated these VIEs because it is the primary beneficiary as it has (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance, and (ii) the obligation to absorb the entity's losses or receive benefits from the entity that could potentially be significant to the entity. The third parties’ interests in these consolidated entities are reflected as noncontrolling interests in the accompanying consolidated financial statements and in Note 10.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, substantially all of the assets and liabilities on the Consolidated Balance Sheets represent the assets and liabilities of the Operating Partnership. As of December 31, 2023 and December 31, 2022, the Consolidated Balance Sheets included the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(dollars in thousands)	December 31, 2023	December 31, 2022
VIE ASSETS
Operating real estate, net	$1,679,779	$1,466,381
Real estate under development	28,851	129,888
Investments in and advances to unconsolidated affiliates	92,802	210,922
Other assets, net	101,679	98,675
Right-of-use assets - operating leases, net	2,112	2,535
Cash and cash equivalents	10,787	13,330
Restricted cash	7,048	14,995
Rents receivable, net	21,427	17,915
Total VIE assets (a)	$1,944,485	$1,954,641

VIE LIABILITIES
Mortgage and other notes payable, net	$764,614	$761,166
Unsecured notes payable, net	80,473	51,202
Accounts payable and other liabilities	127,162	95,385
Lease liability - operating leases	2,213	2,657
Total VIE liabilities (a)	$974,462	$910,410
(a)
At December 31, 2023 and December 31, 2022, totals included VIE assets of $721.2 million and 678.1 million, respectively, and VIE liabilities of $234.7 million and $200.4 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

Unconsolidated VIEs

The Company holds variable interests in certain VIEs which are not consolidated. While the Company may be responsible for managing the day-to-day operations of these investees, it is not the primary beneficiary of these VIEs, as the Company does not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. The Company accounts for investments in these entities under the equity method (Note 4). As of December 31, 2023 and 2022, the Company has determined that the following entities are VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company's involvement with these entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss in these entities is limited to: (i) the amount of the Company's equity investment and (ii) debt guarantees (Note 9). The Company's aggregate investment in the unconsolidated VIEs assets was $45.8 million and $41.5 million at December 31, 2023 and 2022, respectively. The Company's aggregate investment in unconsolidated VIEs liabilities was $40.1 million and $49.2 million at December 31, 2023 and 2022, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

On January 8, 2024, the Company sold 175,000 shares of Albertsons, generating net proceeds of $4.0 million.

On January 8, 2024, the Company completed an underwritten offering of 6,900,000 Common Shares (inclusive of the underwriters’ option to purchase 900,000 additional shares) for net proceeds of $113.0 million.

The Company had the following financing activity:

•
repaid a Core mortgage totaling $7.3 million at maturity; and
•
entered into a new Fund V mortgage for $43.4 million and repaid the outstanding balance of the Fund V subscription line with the proceeds.

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2023
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
Core Portfolio:
Crescent Plaza Brockton, MA	—	1,147	7,425	4,855	1,147	12,280	13,427	9,760	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	16,414	505	20,575	21,080	17,764	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	1	—	3,397	3,397	3,186	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,809	190	5,813	6,003	5,406	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	17,141	1,664	17,141	18,805	12,058	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	4,811	799	8,008	8,807	5,162	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	29,347	3,207	43,121	46,328	29,743	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	22,103	3,798	34,545	38,343	23,339	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	12,245	4,288	29,397	33,685	17,321	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	5,817	2,577	16,107	18,684	10,986	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	26,000	1,817	15,846	2,908	1,817	18,754	20,571	10,749	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	5,659	1,793	12,831	14,624	7,996	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	5,779	3,229	18,696	21,925	12,698	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	8,389	907	11,870	12,777	10,021	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	17,465	3,401	29,765	33,166	20,748	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	2,006	961	5,827	6,788	3,659	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,932	1,273	18,023	19,296	12,937	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	2,689	2,350	12,093	14,443	7,791	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	—	5,063	15,252	2,983	5,201	18,097	23,298	9,491	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,635	1,691	7,438	9,129	4,178	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	3,537	—	15,446	15,446	11,403	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,802	8,289	10,493	18,782	6,519	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	5,627	11,855	12,918	24,773	4,910	2006	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	1,515	16,699	20,219	36,918	9,028	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	7,468	3,048	14,749	17,797	9,065	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	402	8,576	17,658	26,234	5,450	2011	(a)	40 years
15 Mercer Street Manhattan, NY	—	1,887	2,483	97	1,887	2,580	4,467	778	2011	(a)	40 years
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	1,558	2011	(a)	40 years
56 E. Walton Chicago, IL	—	994	6,126	3,078	994	9,204	10,198	1,450	2011	(a)	40 years
841 W. Armitage Chicago, IL	—	728	1,989	422	728	2,411	3,139	1,037	2011	(a)	40 years
2731 N. Clark Chicago, IL	—	557	1,839	43	557	1,882	2,439	600	2011	(a)	40 years
2140 N. Clybourn Chicago, IL	—	306	788	54	306	842	1,148	261	2011	(a)	40 years
853 W. Armitage Chicago, IL	—	557	1,946	508	557	2,454	3,011	1,088	2011	(a)	40 years
2299 N. Clybourn Avenue Chicago, IL	—	177	484	—	177	484	661	150	2011	(a)	40 years
843-45 W. Armitage Chicago, IL	—	731	2,730	299	731	3,029	3,760	968	2012	(a)	40 years
1525 W. Belmont Avenue Chicago, IL	—	1,480	3,338	887	1,480	4,225	5,705	1,540	2012	(a)	40 years
2206-08 N. Halsted Chicago, IL	—	1,183	3,540	360	1,183	3,900	5,083	1,391	2012	(a)	40 years
2633 N. Halsted Chicago, IL	—	960	4,096	359	998	4,417	5,415	1,333	2012	(a)	40 years
50-54 E. Walton Chicago, IL	—	2,848	12,694	642	2,848	13,336	16,184	4,095	2012	(a)	40 years
662 W. Diversey Chicago, IL	—	1,713	1,603	10	1,713	1,613	3,326	446	2012	(a)	40 years
837 W. Armitage Chicago, IL	—	780	1,758	151	780	1,909	2,689	633	2012	(a)	40 years
823 W. Armitage Chicago, IL	—	717	1,149	95	717	1,244	1,961	364	2012	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2023
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
851 W. Armitage Chicago, IL	—	545	209	139	545	348	893	185	2012	(a)	40 years
1240 W. Belmont Avenue Chicago, IL	—	2,137	1,589	1,357	2,137	2,946	5,083	1,013	2012	(a)	40 years
21 E. Chestnut Chicago, IL	—	1,318	8,468	752	1,318	9,220	10,538	2,467	2012	(a)	40 years
819 W. Armitage Chicago, IL	—	790	1,266	689	790	1,955	2,745	542	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	348	2,110	1,654	3,764	618	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	2,659	7,458	18,627	26,085	6,591	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	4,285	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	—	6,220	24,416	46	6,220	24,462	30,682	7,424	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	719	1,908	12,877	14,785	3,771	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	309	1,754	9,509	11,263	2,649	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	1,999	11,690	12,134	23,824	3,619	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	1,089	4,429	7,191	11,620	2,428	2012	(a)	40 years
664 North Michigan Chicago, IL	—	15,240	65,331	322	15,240	65,653	80,893	17,776	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	977	5,398	16,578	21,976	4,970	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	1,213	6,899	5,462	12,361	1,465	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	2,331	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	2,232	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	2,101	—	34,920	34,920	5,987	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	1,444	16,744	29,790	46,534	7,757	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	1,862	4,578	4,507	9,085	1,238	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	246	1,893	11,840	13,733	2,874	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	347	8,544	27,348	35,892	6,706	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	313	6,613	10,732	17,345	2,693	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	1,122	10,175	13,763	23,938	3,735	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	4,729	13,765	36,119	49,884	9,524	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	1,251	—	58,787	58,787	26,387	2014	(a)	40 years
Shops at Grand Ave Queens, NY	—	20,264	33,131	3,380	20,264	36,511	56,775	8,497	2014	(a)	40 years
201 Needham Street Newton, MA	—	4,550	4,459	110	4,550	4,569	9,119	1,117	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	7,129	26,386	125,904	152,290	28,162	2015	(a)	40 years
163 Highland Avenue Needham, MA	7,363	12,679	11,213	(105)	12,529	11,258	23,787	2,644	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	1,208	4,838	15,782	20,620	3,188	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	708	—	7,054	7,054	1,996	2015	(a)	40 years
991 Madison Avenue Manhattan, NY	—	—	76,965	(75,357)	—	1,608	1,608	767	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	763	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,301	2,739	2,746	486	2,739	3,232	5,971	752	2016	(a)	40 years
State & Washington Chicago, IL	21,386	3,907	70,943	6,236	3,907	77,179	81,086	15,388	2016	(a)	40 years
151 N. State Street Chicago, IL	12,207	1,941	25,529	172	1,941	25,701	27,642	4,739	2016	(a)	40 years
North & Kingsbury Chicago, IL	10,432	18,731	16,292	3,252	18,731	19,544	38,275	3,857	2016	(a)	40 years
Sullivan Center Chicago, IL	50,000	13,443	137,327	1,615	13,443	138,942	152,385	25,724	2016	(a)	40 years
California & Armitage Chicago, IL	2,142	6,770	2,292	98	6,770	2,390	9,160	475	2016	(a)	40 years
555 9th Street San Francisco, CA	60,000	75,591	73,268	5,775	75,591	79,043	154,634	13,366	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	683	8,100	31,904	40,004	5,342	2017	(a)	40 years
613-623 W. Diversey Chicago, IL	—	10,061	2,773	11,896	10,061	14,669	24,730	4,660	2018	(c)	40 years
51 Greene Street Manhattan, NY	—	4,488	8,992	100	4,488	9,092	13,580	1,102	2019	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2023
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
53 Greene Street Manhattan, NY	—	3,605	12,177	2	3,605	12,179	15,784	1,446	2019	(a)	40 years
41 Greene Street Manhattan, NY	—	6,276	9,582	—	6,276	9,582	15,858	1,098	2019	(a)	40 years
47 Greene Street Manhattan, NY	—	6,265	16,758	6	6,265	16,764	23,029	1,851	2019	(a)	40 years
849 W Armitage Chicago, IL	—	837	2,731	—	837	2,731	3,568	311	2019	(a)	40 years
912 W Armitage Chicago, IL	—	982	2,868	183	982	3,051	4,033	360	2019	(a)	40 years
Melrose Place Collection Los Angeles, CA	—	20,490	26,788	—	20,490	26,788	47,278	2,800	2019	(a)	40 years
45 Greene Street Manhattan, NY	—	2,903	8,487	297	2,903	8,784	11,687	975	2019	(a)	40 years
565 Broadway Manhattan, NY	—	-	22,491	9,492	—	31,983	31,983	2,421	2019	(a)	40 years
907 W Armitage Chicago, IL	—	700	2,081	—	700	2,081	2,781	232	2019	(a)	40 years
37 Greene Street Manhattan, NY	—	6,721	9,119	573	6,721	9,692	16,413	912	2020	(a)	40 years
917 W Armitage Chicago, IL	—	901	2,368	—	901	2,368	3,269	251	2020	(a)	40 years
Brandywine Town Center Wilmington, DE	—	15,632	101,861	9,076	15,632	110,937	126,569	11,879	2020	(a)	40 years
1324 14th Street Washington, D.C.	—	728	3,044	—	728	3,044	3,772	152	2021	(a)	40 years
1526 14th Street Washington, D.C.	—	1,377	6,964	—	1,377	6,964	8,341	348	2021	(a)	40 years
1529 14th Street Washington, D.C.	—	1,485	10,411	—	1,485	10,411	11,896	521	2021	(a)	40 years
121 Spring St Manhattan, NY	—	5,380	31,707	—	5,380	31,707	37,087	1,585	2022	(a)	40 years
8833 Beverly Blvd West Hollywood, CA	—	14,423	8,314	—	14,423	8,314	22,737	382	2022	(a)	40 years
Williamsburg Portfolio Brooklyn, NY	—	31,500	60,720	2,334	31,500	63,054	94,554	2,861	2022	(a)	40 years
Henderson Portfolio Dallas, TX	—	27,086	41,823	4,537	27,086	46,360	73,446	2,321	2022	(a)	40 years
Fund II:
City Point Brooklyn, NY	137,485	—	100,316	571,784	—	672,100	672,100	135,588	2007	(c)	40 years
Fund III:
640 Broadway Manhattan, NY	33,000	27,831	27,291	939	27,831	28,230	56,061	1,365	2012	(a)	40 years
Fund IV:
210 Bowery Manhattan, NY	—	1,875	5,625	(6,514)	518	468	986	242	2012	(c)	40 years
27 E. 61st Street Manhattan, NY	7,473	4,813	14,438	3,358	3,523	19,086	22,609	3,130	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	—	7,391	20,176	388	7,391	20,564	27,955	4,901	2014	(a)	40 years
1035 Third Avenue Manhattan, NY	13,725	12,759	37,431	5,852	14,099	41,943	56,042	10,791	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	15,002	4,178	28,470	(4,667)	2,922	25,059	27,981	4,522	2015	(c)	40 years
2208-2216 Fillmore Street San Francisco, CA	5,308	3,027	6,376	217	3,027	6,593	9,620	1,368	2015	(a)	40 years
2207 Fillmore Street San Francisco, CA	1,120	1,498	1,735	125	1,498	1,860	3,358	408	2015	(a)	40 years
1964 Union Street San Francisco, CA	1,356	563	1,688	2,071	563	3,759	4,322	602	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	—	1,041	10,905	81	1,041	10,986	12,027	2,204	2016	(a)	40 years
717 N. Michigan Chicago, IL	46,000	72,591	35,440	(25,344)	48,920	33,767	82,687	411	2016	(a)	40 years
18 E. Broughton St. Savannah, GA	1,545	609	1,513	62	609	1,575	2,184	213	2018	(a)	40 years
20 E. Broughton St. Savannah, GA	1,008	588	937	12	588	949	1,537	127	2018	(a)	40 years
25 E. Broughton St. Savannah, GA	3,178	1,324	2,459	383	1,324	2,842	4,166	491	2018	(a)	40 years
109 W. Broughton St. Savannah, GA	6,466	2,343	6,560	904	2,343	7,464	9,807	1,063	2018	(a)	40 years
204-206 W. Broughton St. Savannah, GA	910	547	439	32	547	471	1,018	74	2018	(a)	40 years
216-218 W. Broughton St. Savannah, GA	2,663	1,160	2,736	1,944	1,160	4,680	5,840	820	2018	(a)	40 years
220 W. Broughton St. Savannah, GA	1,863	619	1,799	985	619	2,784	3,403	496	2018	(a)	40 years
223 W. Broughton St. Savannah, GA	910	465	688	33	465	721	1,186	97	2018	(a)	40 years
226-228 W. Broughton St. Savannah, GA	—	660	1,900	34	660	1,934	2,594	260	2018	(a)	40 years
309/311 W. Broughton St. Savannah, GA	2,345	1,160	2,695	193	1,160	2,888	4,048	365	2018	(a)	40 years
230-240 W. Broughton St. Savannah, GA	5,052	2,185	9,597	6	2,185	9,603	11,788	861	2020	(a)	40 years
102 E. Broughton St. Savannah, GA	—	—	514	—	—	514	514	46	2020	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2023
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
Fund V:
Plaza Santa Fe Santa Fe, NM	22,893	—	28,214	2,005	—	30,219	30,219	5,587	2017	(a)	40 years
Hickory Ridge Hickory, NC	27,546	7,852	29,998	5,041	7,852	35,039	42,891	7,177	2017	(a)	40 years
New Towne Plaza Canton, MI	16,334	5,040	17,391	587	4,719	18,299	23,018	3,497	2017	(a)	40 years
Fairlane Green Allen Park, MI	32,260	18,121	37,143	3,991	18,121	41,134	59,255	6,809	2017	(a)	40 years
Trussville Promenade Birmingham, AL	28,472	7,587	34,285	77	7,587	34,362	41,949	5,451	2018	(a)	40 years
Elk Grove Commons Elk Grove, CA	40,247	6,204	48,008	1,884	6,204	49,892	56,096	7,200	2018	(a)	40 years
Hiram Pavilion Hiram, GA	27,667	13,029	25,446	625	13,029	26,071	39,100	4,412	2018	(a)	40 years
Palm Coast Landing Palm Coast, FL	25,862	7,066	27,299	789	7,066	28,088	35,154	4,033	2019	(a)	40 years
Lincoln Commons Lincoln, RI	38,134	14,429	34,417	6,169	14,429	40,586	55,015	5,438	2019	(a)	40 years
Landstown Commons Virginia Beach, VA	59,795	10,222	69,005	7,200	10,222	76,205	86,427	8,949	2019	(a)	40 years
Canton Marketplace Canton, GA	36,000	11,883	34,902	1,204	11,883	36,106	47,989	2,476	2021	(a)	40 years
Monroe Marketplace Selinsgrove, PA	29,150	8,755	35,452	482	8,755	35,934	44,689	2,623	2021	(a)	40 years
Midstate Mall East Brunswick, NJ	42,400	13,062	43,290	3,241	13,062	46,531	59,593	2,808	2021	(a)	40 years
Cypress Creek Tampa, FL	32,200	25,313	39,637	54	—	65,004	65,004	841	2023	(a)	40 years
Maple Tree Place Williston, VT	—	17,597	49,404	—	17,597	49,404	67,001	121	2023	(a)	40 years

Total operating real estate	937,200	930,827	2,595,398	814,495	872,228	3,468,492	4,340,720	823,439
Real estate under development	—	31,673	—	63,126	31,673	63,126	94,799	—
Unamortized loan costs	(7,313)	—	—	—	—	—	—	—
Unamortized premium	240	—	—	—	—	—	—	—
Total	$930,127	$962,500	$2,595,398	$877,621	$903,901	$3,531,618	$4,435,519	$823,439

Notes:

(1)
Depreciation on buildings and improvements reflected on the Consolidated Statements of Operations is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.
(2)
The aggregate gross cost of property included above for Federal income tax purposes was approximately $4.6 billion as of December 31, 2023.

The following table reconciles the activity for real estate properties from January 1, 2021 to December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022	2021

Balance at beginning of year	$4,253,010	$4,071,607	$4,011,326
Improvements and other	75,668	50,696	32,070
Property acquisitions	131,952	234,557	172,558
Property dispositions or held for sale assets	(21,425)	(125,933)	(134,422)
Consolidation of previously unconsolidated investments	—	55,394	—
Impairment charges	(3,686)	(33,311)	(9,925)
Balance at end of year	$4,435,519	$4,253,010	$4,071,607

The following table reconciles accumulated depreciation from January 1, 2021 to December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022	2021

Balance at beginning of year	$725,143	$648,461	$573,364
Depreciation related to real estate	100,300	98,414	90,456
Property dispositions or held for sale assets	(2,004)	(21,732)	(15,359)
Balance at end of year	$823,439	$725,143	$648,461

ACADIA REALTY TRUST

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2023

(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2023 (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgage Loan	6.00%	4/1/2020	Interest only	—	$17,810	$17,801	$17,801
Mezzanine Loan	9.25%	1/9/2024	Interest only	—	54,000	54,000	—
First Mortgage Loan	6.56%	9/17/2024	Interest only	—	43,000	42,000	—
Other	6.50%	9/27/2024	Interest only	—	1,427	1,427	—
Other	4.65%	4/12/2026	Interest only	—	6,000	6,000	—
Mezzanine Loan	8.00%	12/11/2027	Interest only	—	5,000	5,000	—
Total					$127,237	126,228	$17,801
Allowance for credit loss						(1,279)
Net carrying amount of notes receivable						$124,949

Notes:

(1)
The aggregate carrying amount of notes receivable included above for Federal income tax purposes was approximately $126.2 million as of December 31, 2023.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2021 to December 31, 2023 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2023	2022	2021

Balance at beginning of year	$124,801	$159,638	$102,100
Additions	1,427	—	58,000
Repayments	—	(29,531)	—
Conversion of OP Units	—	—	(462)
Conversion to real estate through receipt of deed or through foreclosure	—	(5,306)	—
Total	$126,228	$124,801	$159,638

Allowance for credit loss	(1,279)	(898)	(5,752)
Balance at end of year	$124,949	$123,903	$153,886

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which also appears in this Item 9A.

Acadia Realty Trust

Rye, New York

February 16, 2024

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Acadia Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

New York, New York

February 16, 2024

ITEM 9B. OTHER INFORMATION.

Trading Arrangements

During the three months ended December 31, 2023, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Annual Report from our definitive proxy statement relating to our 2024 annual meeting of shareholders (our “2024 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2024.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2024 Proxy Statement is incorporated herein by reference:

•
“PROPOSAL 1 — ELECTION OF TRUSTEES”
•
“MANAGEMENT”
•
“DELINQUENT SECTION 16(a) REPORTS”

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2024 Proxy Statement is incorporated herein by reference:

•
“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•
“COMPENSATION DISCUSSION AND ANALYSIS”
•
“BOARD OF TRUSTEES COMPENSATION”
•
“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2024 Proxy Statement is incorporated herein by reference.

The information under Item 5. Market for Registrant's Common Equity, Related Stockholders Matters, Issuer Purchases of Equity Securities of this Report under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2024 Proxy Statement is incorporated herein by reference:

•
“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•
“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2024 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: See “Index to Financial Statements” at Item 8.

2.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at Item 8.

3.	Financial Statement Schedule: See “Schedule IV—Mortgage Loans on Real Estate” at Item 8.

4.

For the year ended December 31, 2022, 840 N. Michigan Avenue is considered a significant subsidiary of the Company based upon reaching certain income thresholds per the SEC Regulation S-X Rule 3-09. The Company has included audited financial statements of 840 N. Michigan Avenue for the year ended December 31, 2022 as Exhibit 99.3 to this annual report on Form 10-K. As the investee was significant in the prior year, and is not considered to be significant in the current year, the current year financial statements are unaudited.

5.	Exhibits: See index of exhibits below and incorporated herein by reference.

The following is an index to all exhibits including (i) those filed with this Report and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

3.1	Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
3.7	Sixth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filing on July 28, 2017.
3.8	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017.
3.9	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2022.
4.1	Description of Acadia Realty Trust Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
10.1*	Description of Long-Term Investment Alignment Program	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009.

10.2*	Amended and Restated Employment Agreement between the Company and Kenneth F. Bernstein	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.
10.3*

Form of Second Amended and Restated Severance Agreement, effective as of February 26, 2018, with each of: John Gottfried, Executive Vice President and Chief Financial Officer; Jason Blacksberg, Executive Vice President, Chief

Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Exhibit No.	Description	Method of Filing
Legal Officer and Secretary; and Joseph M. Napolitano, Senior Vice President and Chief Administrative Officer
10.4*	Form of 2018 Long-Term Incentive Plan Award Agreement (time- and performance-based)	Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.5*	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
10.6*	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
10.7*	Form of 2018 Long-Term Incentive Plan Award Agreement (Time-Based Only)	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
10.8*	Form of Long-Term Incentive Plan Award Agreement (Time-Based Only) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
10.9*	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (SVP/EVP)	Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
10.10*	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
10.11

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
10.12

First Amendment to the Second Amended and Restated Credit Agreement dated as of March 3, 2022, by and among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, the Lenders and L/C Issuers from time to time party thereto, and Bank of America, N.A., as administrative agent

Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
10.13

Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 21, 2022, by and among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, the Lenders and L/C Issuers from time to time party thereto, and Bank of America, N.A., as administrative agent

Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
10.14

Credit Agreement dated as of April 6, 2022, by and among Acadia Realty Trust, Acadia Realty Limited Partnership, Bank of America, N.A., as administrative agent, BofA Securities, Inc., as sole lead arranger and sole bookrunner

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2022.

Exhibit No.	Description	Method of Filing
and the lenders party thereto
10.15

Third Amendment to the Second Amended and Restated Credit Agreement dated as of March 22, 2023, by and among Acadia Realty Limited Partnership, as borrower, Acadia Realty Trust and certain subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, Truist Bank, and PNC Bank, National Association, as syndication agents, BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Bank and PNC Capital Markets LLC, as joint lead arrangers and the lenders party thereto

Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
10.16*	Amended and Restated Acadia Realty Trust 2020 Share Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
19.1	Compensation Recovery Policy, Adopted November 2, 2023	Filed herewith
19.2	Insider Trading Policy, Adopted November 2, 2023	Filed herewith
21.1	List of Subsidiaries of Acadia Realty Trust	Filed herewith
23.1	Consent of Registered Public Accounting Firm, BDO USA, P.C.	Filed herewith
23.2	Consent of Registered Public Accounting Firm, BDO USA, P.C. - 840 North Michigan Avenue, Tenant-in-Common Interests	Filed herewith
23.3	Consent of Registered Public Accounting Firm, Deloitte & Touche LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Amended and Restated Agreement of Limited Partnership Agreement dated July 23, 2019	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
99.2	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership	Incorporated by reference to Exhibit 10.1(C) to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.
99.3	840 North Michigan Avenue, Tenant-in-Common Interests Combined Financial Statements for the Years Ended	Filed herewith

Exhibit No.	Description	Method of Filing
December 31, 2023 and 2022
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Dated: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 16, 2024
(Kenneth F. Bernstein)

/s/ John Gottfried	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2024
(John Gottfried)

/s/ Richard Hartmann	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2024
(Richard Hartmann)

/s/ Douglas Crocker II	Trustee	February 16, 2024
(Douglas Crocker II)

/s/ Mark A. Denien	Trustee	February 16, 2024
(Mark A. Denien)

/s/ Kenneth A. McIntyre	Trustee	February 16, 2024
(Kenneth A. McIntyre)

/s/ William T. Spitz	Trustee	February 16, 2024
(William T. Spitz)

/s/ Lynn Thurber	Trustee	February 16, 2024
(Lynn C. Thurber)

/s/ Lee S. Wielansky	Trustee	February 16, 2024
(Lee S. Wielansky)

/s/ Hope B. Woodhouse	Trustee	February 16, 2024
(Hope B. Woodhouse)

/s/ C. David Zoba	Trustee	February 16, 2024
(C. David Zoba)