Form 10-Q
period 2024-03-31
ACADIA REALTY TRUST
filed 2024-04-30
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024 there were 103,181,468 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical conditions and instability, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and rising inflation; (ii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (iv) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any public health crisis, such as the COVID-19 Pandemic, which adversely affected the Company and its tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; and (xvi) the accuracy of our methodologies and estimates regarding environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and other periodic or current reports the Company files with the SEC, including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations with regard thereto or changes in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the Notes to the Condensed Consolidated Financial Statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share amounts)	2024	2023
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,499,695	$3,517,281
Real estate under development	96,594	94,799
Net investments in real estate	3,596,289	3,612,080
Notes receivable, net ($1,416 and $1,279 of allowance for credit losses as of March 31, 2024 and December 31, 2023, respectively)	118,877	124,949
Investments in and advances to unconsolidated affiliates	198,702	197,240
Other assets, net	212,699	208,460
Right-of-use assets - operating leases, net	28,348	29,286
Cash and cash equivalents	18,795	17,481
Restricted cash	8,119	7,813
Marketable securities	27,274	33,284
Rents receivable, net	51,532	49,504
Assets of properties held for sale	11,147	11,057
Total assets (a)	$4,271,782	$4,291,154

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$962,468	$930,127
Unsecured notes payable, net	646,524	726,727
Unsecured line of credit	114,687	213,287
Accounts payable and other liabilities	218,116	229,375
Lease liability - operating leases	30,620	31,580
Dividends and distributions payable	19,978	18,520
Distributions in excess of income from, and investments in, unconsolidated affiliates	7,858	7,982
Total liabilities (a)	2,000,251	2,157,598
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	45,462	50,339
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 103,155,933 and 95,361,676 shares, respectively	103	95
Additional paid-in capital	2,078,295	1,953,521
Accumulated other comprehensive income	46,942	32,442
Distributions in excess of accumulated earnings	(364,440)	(349,141)
Total Acadia shareholders’ equity	1,760,900	1,636,917
Noncontrolling interests	465,169	446,300
Total equity	2,226,069	2,083,217
Total liabilities, redeemable noncontrolling interests, and equity	$4,271,782	$4,291,154

(a)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the "Operating Partnership"), which is a consolidated variable interest entity ("VIE") (Note 15). The consolidated balance sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,672.4 million and $1,679.8 million of Operating real estate, net; $29.0 million and $28.9 million of Real estate under development; $90.2 million and $92.8 million of Investments in and advances to unconsolidated affiliates; $96.7 million and $101.7 million of Other assets, net; $2.0 million and $2.1 million of Right-of-use assets - operating leases, net; $15.5 million and $10.8 million of Cash and cash equivalents; $6.6 million and $7.0 million of Restricted cash; $22.5 million and $21.4 million of Rents receivable, net; $804.7 million and $764.6 million of Mortgage and other notes payable, net; $0.0 million and $80.5 million of Unsecured notes payable, net; $130.5 million and $127.2 million of Accounts payable and other liabilities; $2.1 million and $2.2 million of Lease liability- operating leases, net as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenues
Rental	$86,037	$80,737
Other	5,319	1,102
Total revenues	91,356	81,839
Expenses
Depreciation and amortization	34,940	33,173
General and administrative	9,768	9,946
Real estate taxes	12,346	11,479
Property operating	19,096	15,133
Total expenses	76,150	69,731

Loss related to a previously disposed property	(1,198)	—
Operating income	14,008	12,108
Equity in (losses) earnings of unconsolidated affiliates	(312)	29
Interest income	5,238	4,818
Realized and unrealized holding (losses) gains on investments and other	(2,051)	26,757
Interest expense	(23,709)	(21,587)
(Loss) income from continuing operations before income taxes	(6,826)	22,125
Income tax provision	(31)	(123)
Net (loss) income	(6,857)	22,002
Net loss attributable to redeemable noncontrolling interests	2,554	2,075
Net loss (income) attributable to noncontrolling interests	7,572	(10,717)
Net income attributable to Acadia shareholders	$3,269	$13,360

Basic income per share	$0.03	$0.14
Diluted income per share	$0.03	$0.14

Weighted average shares for basic income per share	102,128	95,189
Weighted average shares for diluted income per share	102,128	95,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023

Net (loss) income	$(6,857)	$22,002
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of derivatives	25,819	(15,242)
Reclassification of realized interest on swap derivatives	(8,833)	(6,553)
Other comprehensive income (loss)	16,986	(21,795)
Comprehensive income	10,129	207
Comprehensive loss attributable to redeemable noncontrolling interests	2,554	2,075
Comprehensive loss (income) attributable to noncontrolling interests	5,086	(5,736)
Comprehensive income (loss) attributable to Acadia shareholders	$17,769	$(3,454)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2024 and 2023

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of January 1, 2024	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	795	1	12,912	—	—	12,913	(12,913)	—	—
Issuance of Common Shares, net	6,987	7	113,841	—	—	113,848	—	113,848
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(18,568)	(18,568)	(1,453)	(20,021)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,323)
Employee and trustee stock compensation, net	12	—	202	—	—	202	4,043	4,245	—
Capital call receivable	—	—	—	—	—	—	(6,153)	(6,153)	—
Noncontrolling interest distributions	—	—	—	—	—	—	(5,459)	(5,459)	—
Noncontrolling interest contributions	—	—	—	—	—	—	43,709	43,709	—
Comprehensive income (loss)	—	—	—	14,500	3,269	17,769	(5,086)	12,683	(2,554)
Reallocation of noncontrolling interests	—	—	(2,181)	—	—	(2,181)	2,181	—	—
Balance as of March 31, 2024	103,156	$103	$2,078,295	$46,942	$(364,440)	$1,760,900	$465,169	$2,226,069	$45,462

Balance as of January 1, 2023	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	37	—	631	—	—	631	(631)	—	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,131)	(17,131)	(1,343)	(18,474)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,320)
Employee and trustee stock compensation, net	50	—	988	—	—	988	3,897	4,885	—
Noncontrolling interest distributions	—	—	—	—	—	—	(70,868)	(70,868)	—
Noncontrolling interest contributions	—	—	—	—	—	—	31,242	31,242	—
Comprehensive (loss) income	—	—	—	(16,814)	13,360	(3,454)	5,736	2,282	(2,075)
Reallocation of noncontrolling interests	—	—	(1,784)	—	—	(1,784)	1,784	—	—
Balance as of March 31, 2023	95,208	$95	$1,945,157	$30,003	$(304,173)	$1,671,082	$459,181	$2,130,263	$63,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,857)	$22,002
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,940	33,173
Loss related to a previously disposed property	1,198	—
Net unrealized holding losses on investments	2,015	2,059
Stock compensation expense	4,245	4,885
Straight-line rents	(76)	(767)
Equity in losses (gains) of unconsolidated affiliates	312	(29)
Distributions of operating income from unconsolidated affiliates	1,245	1,097
Adjustments to straight-line rent reserves	—	473
Amortization of financing costs	1,766	1,647
Non-cash lease expense	938	901
Adjustments to allowance for credit loss	(73)	326
Other, net	(1,232)	(1,568)
Changes in assets and liabilities:
Rents receivable	(3,253)	3,562
Other liabilities	(2,844)	(1,281)
Accounts payable and accrued expenses	(3,164)	(6,256)
Prepaid expenses and other assets	(2,213)	118
Lease liability - operating leases	(959)	(910)
Net cash provided by operating activities	25,988	59,432
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and advances to unconsolidated affiliates	(2,532)	(24,911)
Development, construction and property improvement costs	(12,775)	(12,529)
Refund of deposits for properties under purchase contract	—	930
Return of capital from unconsolidated affiliates	2,615	35,406
Payment of deferred leasing costs	(1,132)	(2,508)
Proceeds from sale of marketable securities	3,995	—
Proceeds from repayment of notes receivable	6,000	—
Net cash used in investing activities	(3,829)	(3,612)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	31,750	43,309
Principal payments on unsecured debt	(210,950)	(88,395)
Proceeds from the sale of Common Shares	113,848	—
Capital contributions from noncontrolling interests	37,556	31,242
Principal payments on mortgage and other notes	(12,976)	(2,196)
Distributions to noncontrolling interests	(6,790)	(22,999)
Dividends paid to Common Shareholders	(17,165)	(17,122)
Proceeds received from mortgage and other notes	45,553	—
Payment of deferred financing and other costs	(1,323)	(498)
Payments of finance lease obligations	(42)	—
Net cash used in financing activities	(20,539)	(56,659)
Increase (decrease) in cash and restricted cash	1,620	(839)
Cash and cash equivalents of $17,481 and $17,158 and restricted cash of $7,813 and $15,063, respectively, beginning of period	25,294	32,221
Cash and cash equivalents of $18,795 and $17,125 and restricted cash of $8,119 and $14,257, respectively, end of period	$26,914	$31,382

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $1,648 and $1,928 respectively (a)	$31,612	$23,107
Cash paid for income taxes, net of refunds	$31	$123

Supplemental disclosure of non-cash investing and financing activities
Dividends/distributions declared and payable	$19,898	$18,351
Conversion of Common OP Units to Common Shares	$12,913	$631
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$2,362	$2,307
Recognition of non-refundable deposit upon expiration of sale agreement	$3,315	$—
Distributions to noncontrolling interests of marketable securities	$—	$49,117
Reclassification of investment in unconsolidated affiliate to marketable securities	$—	$32,745

(a)
Interest paid for the three months ended March 31, 2024 and 2023 excludes the cash flows from net settlements on interest rate swap contracts, which was a net receivable of cash of $7.6 million and $5.7 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust (the “Trust”, collectively with its consolidated subsidiaries, the “Company”), a Maryland real estate investment trust (“REIT”), is a fully-integrated equity REIT focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2024 and December 31, 2023, the Trust controlled approximately 95% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2024, the Company has ownership interests in 149 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds (“Core Portfolio”). The Company also has ownership interests in 52 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The 201 Core Portfolio and Fund properties primarily consist of street and urban retail and suburban shopping centers. In addition, the Company, together with the investors in the Funds, invested in operating companies through Acadia Mervyn Investors II, LLC (“Mervyns II”), all on a non-recourse basis.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds and Mervyns II (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2024 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of March 31, 2024 (a)
Fund II and Mervyns II (c)	6/2004	61.67%	$559.4	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	506.0	24.0	23.12%	6%	221.4
Fund V	8/2016	20.10%	459.6	60.4	20.10%	6%	112.6

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share.
(b)
Amount represents the current economic ownership as of March 31, 2024, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(c)
The Company’s ownership in Mervyns II is 40.0% as of March 31, 2024.

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2023 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company has elected not to early adopt ASU 2023-05 and does not expect the adoption will have a significant impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 provides for additional disclosures as it relates to the Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the Chief Operating Decision Maker and how these measures are used to allocate resources and assess segment performance. The amendments in ASU 2023-07 will also apply to entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. The Company is evaluating the impact of this update on its disclosures and will adopt the amendments in its December 31, 2024 Annual Report on Form 10-K.

In March 2024, the SEC issued final climate-disclosure rules to enhance and standardize climate-related disclosures by public companies. With regards to financial statements, the rules requires disclosure of (i) capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, subject to applicable 1% and de minimis disclosure thresholds; (ii) capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates (RECs) if used as a material component of a company’s plans to achieve its disclosed climate-related targets or goals; and (iii) if the estimates and assumptions the company uses to produce the financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted. The rules are effective for annual periods beginning January 1, 2025 and are to be applied prospectively. On April 4, 2024, the SEC voluntarily stayed the rules pending judicial review as a result of litigation.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	March 31,	December 31,
	2024	2023

Land	$871,084	$872,228
Buildings and improvements	3,137,273	3,128,650
Tenant improvements	264,548	257,955
Construction in progress	22,884	23,250
Right-of-use assets - finance leases (Note 11)	58,637	58,637
Total	4,354,426	4,340,720
Less: Accumulated depreciation and amortization	(854,731)	(823,439)
Operating real estate, net	3,499,695	3,517,281
Real estate under development	96,594	94,799
Net investments in real estate	$3,596,289	$3,612,080

Acquisitions

During the three months ended March 31, 2024, the Company did not acquire any consolidated retail properties or other real estate investments.

Dispositions

During the three months ended March 31, 2024, the Company did not dispose of any consolidated retail properties or other real estate investments. The Company recorded a $1.2 million loss related to a Fund IV property that was sold in 2019 in connection with a post-closing dispute.

Properties Held for Sale

The Company had two properties classified as held for sale as of March 31, 2024 and one property classified as held for sale as of December 31, 2023. The property as of December 31, 2023 was moved to Investments in real estate, at cost during the first quarter of 2024, as the Company no longer believes it is probable the asset will be disposed within the next twelve months. The Company sold the two properties held for sale as of March 31, 2024 in April 2024 and repaid the related debt upon disposition (Note 16). Assets of the held for sale properties consisted of the following:

	March 31,	December 31,
	2024	2023
Assets
Land	$4,524	$3,380
Buildings and improvements	8,412	12,562
Tenant improvements	44	1,010
Less: Accumulated depreciation and amortization	(1,833)	(5,895)
	$11,147	$11,057

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2024		Three Months Ended March 31, 2024			March 31, 2024
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$66,083	$—	$1,615	$—	2	67,698
Fund III	1	28,716	—	180	—	1	28,896
Total	3	$94,799	$—	$1,795	$—	3	$96,594

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. As of March 31, 2024, consolidated development projects included: portions of the Henderson 1 & 2 Portfolio in the Core Portfolio, and Broad Hollow Commons in Fund III.

During the three months ended March 31, 2024, the Company did not place any assets into service.

Construction in progress pertains to construction activity at the Company’s operating properties that are in service and continue to operate during the construction period.

3. Notes Receivable, Net

Earnings from these notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 12). Interest receivable is included in Other assets, net (Note 5). The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2024
Description	2024	2023	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$120,293	$126,228	5	Apr 2020 - Dec 2027	4.65% - 10.00%
Allowance for credit losses	(1,416)	(1,279)
Notes receivable, net	$118,877	$124,949	5

(a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million as of December 31, 2023. The note was paid off during the three months ended March 31, 2024.

Changes in the Company’s credit allowance were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Allowance for credit losses as of beginning of periods	$1,279	$898
Provision of loan losses	137	(64)
Total - credit losses and reserves	$1,416	$834

Due to the lack of comparability across the Structured Financing portfolio, each note was evaluated separately. As a result, the Company did not elect the collateral-dependent allowance for credit losses practical expedient for four of its notes with a total amortized cost of $122.9 million, inclusive of accrued interest of $20.5 million, for which an allowance for credit losses has been recorded aggregating $1.4 million as of March 31, 2024. For one note in this portfolio, aggregating $21.6 million, inclusive of accrued interest of $3.8 million as of March 31, 2024, the Company has elected to apply the practical expedient in accordance with ASC 326 and did not establish an allowance for credit losses because (i) this note is a collateral-dependent note, which due to their settlement terms is not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) as of March 31, 2024, the Company determined that the estimated fair value of the collateral at the expected realization date for this loans was sufficient to cover the carrying value of its investments in this note receivable.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default as of March 31, 2024 and December 31, 2023. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value as of March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024, the Company:

•
extended the maturity date of one Core note receivable of $54.0 million from January 9, 2024 to January 9, 2025; and
•
received full payment on a $6.0 million Core Portfolio note.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	March 31,	December 31,
Portfolio	Property	March 31, 2024	2024	2023

Core:	Renaissance Portfolio	20%	$30,552	$30,745
	Gotham Plaza	49%	30,650	30,772
	Georgetown Portfolio (a)	50%	4,235	4,230
	1238 Wisconsin Avenue (a, b)	80%	19,346	19,719
	840 N. Michigan Avenue (c)	91.85%	18,964	15,761
			103,747	101,227

Fund IV:	Fund IV Other Portfolio	90%	4,924	5,221
	650 Bald Hill Road	90%	9,438	9,486
	Paramus Plaza	50%	—	70
			14,362	14,777

Fund V:	Family Center at Riverdale (c)	89.42%	2,260	2,552
	Tri-City Plaza	90%	6,094	6,452
	Frederick County Acquisitions	90%	12,560	11,345
	Wood Ridge Plaza	90%	10,475	10,313
	La Frontera Village	90%	16,574	17,483
	Shoppes at South Hills	90%	10,684	11,707
	Mohawk Commons	90%	15,669	16,434
			74,316	76,286

Various:	Due from (to) Related Parties		1,764	396
	Other (d)		4,513	4,554
	Investments in and advances to unconsolidated affiliates		$198,702	$197,240

Core:	Crossroads (e)	49%	$7,680	$7,982

Fund IV:	Paramus Plaza (e)	50%	178	—
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$7,858	$7,982

(a)
Represents a variable interest entity (“VIE”) for which the Company is not the primary beneficiary (Note 15).
(b)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of March 31, 2024 and December 31, 2023 the note receivable from a related party had a balance of $12.8 million, net of an allowance for credit losses of $0.1 million, as of each period. The loan is collateralized by the venture members' equity interest in the entity that holds the 1238 Wisconsin development property, bears interest at Prime + 1.0% subject to a 4.5% floor and matures on December 28, 2024.
(c)
Represents a tenancy-in-common interest.
(d)
Includes cost-method investments in Fifth Wall.
(e)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.

Fees from Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.1 million for each of the three months ended March 31, 2024 and 2023, which are included in Other revenues in the Condensed Consolidated Statements of Operations.

In addition, the Company's joint ventures paid third party fees of $1.1 million and $0.6 million for the three months ended March 31, 2024 and 2023, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized Financial Information of Unconsolidated Affiliates

The following combined and condensed balance sheets and statements of operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of March 31, 2024, and accordingly exclude the results of any investments disposed of or consolidated prior to that date (in thousands):

	March 31,	December 31,
	2024	2023
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$720,004	$723,411
Other assets	116,100	125,699
Total assets	$836,104	$849,110
Liabilities and partners’ equity:
Mortgage notes payable	$659,692	$662,552
Other liabilities	90,189	100,270
Partners’ equity	86,223	86,288
Total liabilities and partners’ equity	$836,104	$849,110

Company's share of accumulated equity	$129,231	$128,690
Basis differential	51,580	51,824
Deferred fees, net of portion related to the Company's interest	3,756	3,794
Amounts receivable/payable by the Company	1,764	396
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	186,331	184,704
Investments carried at fair value or cost	4,513	4,554
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	7,858	7,982
Investments in and advances to unconsolidated affiliates	$198,702	$197,240

	Three Months Ended March 31,
	2024	2023
Combined and Condensed Statements of Operations
Total revenues	$28,004	$28,218
Operating and other expenses	(9,986)	(8,632)
Interest expense	(10,414)	(9,233)
Depreciation and amortization	(11,666)	(8,901)
Gain on extinguishment of debt	1,158	—
Net (loss) gain attributable to unconsolidated affiliates	$(2,904)	$1,452

Company’s share of equity in net (losses) earnings of unconsolidated affiliates	$(68)	$276
Basis differential amortization	(244)	(247)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(312)	$29

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	March 31,	December 31,
(in thousands)	2024	2023
Other Assets, Net:
Lease intangibles, net (Note 6)	$93,679	$100,594
Derivative financial instruments (Note 8)	40,841	28,989
Deferred charges, net (A)	30,617	31,074
Accrued interest receivable (Note 3)	27,004	25,553
Prepaid expenses	12,802	15,204
Due from seller	2,389	2,631
Income taxes receivable	1,839	1,141
Deposits	574	575
Corporate assets, net	833	924
Other receivables	2,121	1,775
	$212,699	$208,460

(A) Deferred Charges, Net:
Deferred leasing and other costs	$74,955	$73,908
Deferred financing costs related to line of credit	9,879	9,829
	84,834	83,737
Accumulated amortization	(54,217)	(52,663)
Deferred charges, net	$30,617	$31,074

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$72,136	$73,994
Accounts payable and accrued expenses	58,163	61,425
Deferred income	36,248	34,386
Tenant security deposits, escrow and other	14,181	17,939
Lease liability - finance leases, net (Note 11)	32,696	32,739
Derivative financial instruments (Note 8)	4,692	8,892
	$218,116	$229,375

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Condensed Consolidated Balance Sheets and summarized as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$327,484	$(241,194)	$86,290	$327,484	$(234,808)	$92,676
Above-market rent	27,294	(19,905)	7,389	27,294	(19,376)	7,918
	$354,778	$(261,099)	$93,679	$354,778	$(254,184)	$100,594

Amortizable Intangible Liabilities
Below-market rent	$(188,098)	$116,234	$(71,864)	$(188,098)	$114,393	$(73,705)
Above-market ground lease	(671)	399	(272)	(671)	382	(289)
	$(188,769)	$116,633	$(72,136)	$(188,769)	$114,775	$(73,994)

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2024 is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2024 (Remainder)	$3,860	$(17,180)	$44
2025	4,751	(17,914)	58
2026	4,523	(14,430)	58
2027	4,452	(11,159)	58
2028	4,536	(7,299)	54

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	March 31,	December 31,
	March 31, 2024	March 31, 2024	2024	2023
Mortgages Payable
Core	3.99% - 5.89%	Jan 2025 - Apr 2035	$184,035	$191,830
Fund II (a)	SOFR+2.61%	Aug 2025	137,485	137,485
Fund III	SOFR+3.75%	Oct 2025	33,000	33,000
Fund IV (b)	SOFR+2.25% - SOFR+3.33%	March 2025 - Jun 2028	115,896	115,925
Fund V	SOFR+1.80% - SOFR+2.85%	Jul 2024 - Jun 2028	499,360	458,960
Net unamortized debt issuance costs			(7,536)	(7,313)
Unamortized premium			228	240
Total Mortgages Payable			$962,468	$930,127

Unsecured Notes Payable
Core Term Loans (c)	SOFR+1.60% - SOFR+1.95%	Jun 2026 - Jul 2029	$650,000	$650,000
Fund V Subscription Line (d)			—	80,600
Net unamortized debt issuance costs			(3,476)	(3,873)
Total Unsecured Notes Payable			$646,524	$726,727

Unsecured Line of Credit
Revolving Credit Facility (c)	SOFR+1.45%	Jun 2025	$114,687	$213,287

Total Debt (e)(f)			$1,734,463	$1,881,087
Net unamortized debt issuance costs			(11,012)	(11,186)
Unamortized premium			228	240
Total Indebtedness			$1,723,679	$1,870,141

(a)
The Company has a total borrowing capacity of $198.0 million on the Fund II mortgage as of both March 31, 2024 and December 31, 2023.
(b)
Includes the outstanding balance on the Fund IV secured bridge facility of $36.2 million as of both March 31, 2024 and December 31, 2023.
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans as of March 31, 2024 and December 31, 2023.
(d)
Fund V paid off the subscription line and terminated the outstanding letters of credit during the three months ended March 31, 2024.
(e)
Includes $1,207.6 million and $1,249.8 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.14% to 4.69%.
(f)
Includes $151.3 million and $151.4 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rates ranged from 4.50% to 6.00%.

Unsecured Debt

Credit Facility

The Operating Partnership has a $700.0 million senior unsecured credit facility, as amended (the “Credit Facility”), with Bank of America, N.A. as administrative agent, comprised of a $300.0 million senior unsecured revolving credit facility (the “Revolver”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, and a $400.0 million senior unsecured term loan (the “Term Loan”) which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating. The Credit Facility provides for an accordion feature, which allows for one or more increases in the revolving credit facility or term loan facility, for a maximum aggregate principal amount not to exceed $900.0 million. The Credit Facility is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). In April 2024, the Company amended the existing Credit Facility (Note 16).

Revolving Credit Facility

As of March 31, 2024, the Revolver bears interest at SOFR + 1.45% and matures on June 29, 2025, subject to two six-month extension options. The outstanding balance and total available credit of the Revolver was $114.7 million and $185.3 million, respectively, as of March 31, 2024, reflecting no letters of credit outstanding. The outstanding balance and total available credit of the Revolver was $213.3 million and $86.7 million, respectively, as of December 31, 2023, reflecting no letters of credit outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Core Term Loans

As of March 31, 2024, the Term Loan bears interest at SOFR + 1.60% and matures on June 29, 2026.

The Operating Partnership has a $175.0 million term loan facility (the “$175.0 Million Term Loan”), with Bank of America, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on April 6, 2027, and is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). As of March 31, 2024, the $175.0 Million Term Loan bears interest at SOFR + 1.60%.

The Operating Partnership has a $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on July 29, 2029, and is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). As of March 31, 2024, the $75.0 Million Term Loan bears interest at SOFR + 1.95%.

Mortgages and Other Notes Payable

During the three months ended March 31, 2024, the Company (amounts represent balances at the time of transactions):

•
repaid a Core mortgage totaling $7.3 million at maturity;
•
entered into a new Fund mortgage of $43.4 million;
•
extended two Fund mortgages totaling $67.7 million; and
•
made scheduled principal payments totaling $1.8 million.

A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

As of both March 31, 2024 and December 31, 2023, the Company’s mortgages were collateralized by 33 properties and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was in compliance with its debt covenants as of March 31, 2024.

Fund IV also has an outstanding balance and total available credit on its secured bridge facility of $36.2 million and $0.0 million, respectively, as of both March 31, 2024 and December 31, 2023. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of March 31, 2024 are as follows (in thousands):

Year Ending December 31,	Principal Repayments
2024 (Remainder)	$222,787
2025	583,887
2026	454,398
2027	246,226
2028	130,959
Thereafter	96,206
1,734,463
Unamortized premium	228
Net unamortized debt issuance costs	(11,012)
Total indebtedness	$1,723,679

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of March 31, 2024. The Company has debt balances of $40.1 million contractually due in 2024, $438.7 million due in 2025, $27.6 million due in 2026 and $69.4 million contractually due in 2027, all of which the Company has available options to extend by up to 12 months, and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

8. Financial Instruments and Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument.

Marketable Equity Securities — The Company has an investment in marketable equity securities of Albertsons, which has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment. This investment was included in Marketable securities on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable equity securities	$27,274	$—	$—	$33,284	$—	$—
Derivative financial instruments	—	40,841	—	—	28,989	—
Liabilities
Derivative financial instruments	—	(4,692)	—	—	(8,892)	—

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2024, and 2023.

Marketable Equity Securities

During the three months ended March 31, 2024, the Company sold 175,000 shares of Albertsons, generating net proceeds of $4.0 million. As of March 31, 2024, the Company held 1.3 million shares of Albertsons which had a fair value of $27.3 million.

During the three months ended March 31, 2024 and 2023, the Company recognized dividend income from marketable securities of $0.2 million and $28.5 million, of which the Company's share was $0.2 million and $11.4 million, respectively. These amounts are included in Realized and unrealized holding (losses) gains on investments and other on the Company's Condensed Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents the realized and unrealized gain (loss) on marketable securities included in Realized and unrealized holding (losses) gains on investments and other on the Company's Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Realized gain on marketable securities, net	$3,994	$—
Less: previously recognized unrealized gains on marketable securities sold during the period	(3,994)	—
Unrealized losses on marketable securities still held as of the end of the period and through the disposition date on marketable securities sold during the period	(2,015)	(2,059)
Loss on Marketable securities, net	$(2,015)	$(2,059)

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

The Company did not recognize any impairments during the three months ended March 31, 2024, and 2023.

Redeemable Noncontrolling Interests

The Company has redeemable noncontrolling interests related to certain properties. The Company is required to periodically review these redeemable noncontrolling interests to in order to compare the redemption value to the carrying value. See Note 10 for further discussion regarding these interests.

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (information is as of March 31, 2024, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	March 31, 2024	December 31, 2023
Core
Interest Rate Swaps	$175,000	Oct 2023	Jul 2027 - Jul 2029	4.59%	—	4.69%	Accounts payable and other liabilities	$(4,692)	$(8,807)
Interest Rate Swaps	681,000	May 2022 - May 2023	Mar 2025 - Jul 2030	1.98%	—	3.61%	Other Assets	33,440	22,675
	$856,000							$28,748	$13,868

Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$1,631	$634

Fund III
Interest Rate Cap	$33,000	Sep 2023	Oct 2025	5.50%	—	5.50%	Other Assets	$25	$26

Fund IV
Interest Rate Cap	$54,500	Dec 2023	Dec 2025	6.00%	—	6.00%	Other Assets	$28	$29

Fund V
Interest Rate Swaps	$342,940	Apr 2022 - Mar 2024	Sep 2024- Dec 2027	1.14%	—	4.49%	Other Assets	$5,445	$5,523
Interest Rate Caps	72,307	Aug 2023 - Feb 2024	Jan 2025 - Sep 2025	4.50%	—	5.00%	Other Assets	272	102
Interest Rate Swaps	—						Accounts payable and other liabilities	—	(85)
	$415,247							$5,717	$5,540

Total asset derivatives								$40,841	$28,989
Total liability derivatives								$(4,692)	$(8,892)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $24.7 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of March 31, 2024 and December 31, 2023, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		March 31, 2024		December 31, 2023
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$118,877	$118,577	$124,949	$124,789
City Point Loan (a)	3	66,741	65,306	66,741	66,017
Mortgage and Other Notes Payable (a)	3	969,776	953,467	937,200	921,563
Investment in non-traded equity securities (b)	3	4,358	4,358	4,398	4,702
Unsecured notes payable and Unsecured line of credit (c)	2	764,687	757,603	943,887	937,153

(a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and changes in interest rates. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 5.24% to 14.69% for the Company's notes receivable and City Point Loan, and 6.22% to 9.82% for the Company's mortgage and other notes payable, depending on the attributes of the specific loans.
(b)
Includes the Operating Partnership’s cost-method investment in Fifth Wall (Note 4).
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments (classified as Level 1) included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles as of March 31, 2024 and December 31, 2023.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $72.5 million of principal payment guarantees on various property mortgage loans and the Fund IV secured bridge facility (Note 7). As of March 31, 2024 and December 31, 2023, no amounts related to the guarantees were recorded as liabilities in the Company’s condensed consolidated financial statements. As of March 31, 2024, the Company had no Core or Fund letters of credit outstanding, and as of December 31, 2023, the Company had no Core letters of credit and Fund letters of credit of $2.0 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

Additionally, in connection with the refinancing of the La Frontera Village mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V earned a fee from the joint venture for providing the guarantee. As of March 31, 2024, $0.2 million related to the guarantee was recorded as a liability in the Company’s condensed consolidated financial statements (Note 4).

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $14.5 million and $15.8 million, of which the Company’s share is $11.8 million and $12.5 million as of March 31, 2024 and December 31, 2023, respectively. The Company has committed client-related obligations for tenant improvements based on executed leases aggregating approximately $21.7 million and $25.7 million, of which the Company’s share is $11.6 million and $14.6 million, as of March 31, 2024 and December 31, 2023, respectively. The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

Forfeiture of Deposits

The Company entered into a purchase and sale agreement (together with subsequent amendments thereto) to sell its West Shore Expressway property in the Core Portfolio. At the request of the former potential buyer, the Company extended the closing date numerous times in exchange for additional non-refundable deposits and contributions towards the carrying costs of the property. The agreement terminated and expired by its terms in August 2023, and the deposit was forfeited to an affiliate of the Company, when, among other things, the former potential buyer failed to close on the property pursuant to the terms of the agreement. During the third quarter of 2023, the former potential buyer filed for Chapter 11 bankruptcy, which bankruptcy was dismissed during the fourth quarter, and as of March 31, 2024 is no longer subject to appeal. The Company recorded income of $3.5 million in Other revenues on the Condensed Consolidated Statements of Income for the three months ended March 31, 2024, related to the forfeiture of the non-refundable payments.

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

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the three months ended March 31, 2024:

•
The Company withheld 3,410 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $2.1 million in connection with Restricted Shares and Common OP Units (“Restricted Units”) (Note 13).

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward sale” component, in the first quarter of 2022. The Company had approximately $220.9 million of availability under the ATM program as of March 31, 2024. The Company did not sell or issue any Common Shares on a forward basis for the three months ended March 31, 2024 or 2023. The Company sold 87,139 Common Shares under its ATM Program during the three months ended March 31, 2024 generating $1.5 million of net proceeds after related issuance costs. No such sales were made during the three months ended March 31, 2023.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the three months ended March 31, 2024 or 2023. Under the share repurchase program $122.5 million remains available as of March 31, 2024.

Dividends and Distributions

On February 28, 2024, the Company declared the first quarter 2024 dividend of $0.18 per Common Share for holders of record as of March 28, 2024. The Company paid the first quarter dividend on April 15, 2024.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of January 1, 2024	$99,718	$346,582	$446,300	$50,339
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,453)	—	(1,453)
Net income (loss) for the three months ended March 31, 2024	326	(7,898)	(7,572)	(2,554)
Conversion of 795,145 Common OP Units to Common Shares by limited partners of the Operating Partnership	(12,913)	—	(12,913)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	859	5,378	6,237	—
Reclassification of realized interest expense on swap agreements	(54)	(3,697)	(3,751)	—
City Point Loan accrued interest	—	—	—	(2,323)
Capital call receivable	—	(6,153)	(6,153)	—
Noncontrolling interest contributions	—	43,709	43,709	—
Noncontrolling interest distributions	—	(5,459)	(5,459)	—
Employee Long-term Incentive Plan Unit Awards	4,043	—	4,043	—
Reallocation of noncontrolling interests (d)	2,181	—	2,181	—
Balance as of March 31, 2024	$92,707	$372,462	$465,169	$45,462

Balance as of January 1, 2023	$99,554	$389,810	$489,364	$67,664
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,343)	—	(1,343)	—
Net income (loss) for the three months ended March 31, 2023	917	9,800	10,717	(2,075)
Conversion of 37,393 Common OP Units to Common Shares by limited partners of the Operating Partnership	(631)	—	(631)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(914)	(1,347)	(2,261)	—
Reclassification of realized interest expense on swap agreements	(45)	(2,675)	(2,720)	—
City Point Loan accrued interest	—	—	—	(2,320)
Noncontrolling interest contributions	—	31,242	31,242	—
Noncontrolling interest distributions	—	(70,868)	(70,868)	—
Employee Long-term Incentive Plan Unit Awards	3,897	—	3,897	—
Reallocation of noncontrolling interests (d)	1,784	—	1,784	—
Balance as of March 31, 2023	$103,219	$355,962	$459,181	$63,269

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,219,958 and 2,864,074 Common OP Units as of March 31, 2024 and 2023, respectively; (ii) 188 Series A Preferred OP Units as of both March 31, 2024 and 2023; (iii) 126,384 and 126,384 Series C Preferred OP Units as of March 31, 2024 and 2023, respectively; and (iv) 4,749,661 and 4,313,047 LTIP units as of March 31, 2024 and 2023, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value at a future date (“Williamsburg NCI”). As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of March 31, 2024, the Company determined there was no change in the fair value of the Williamsburg NCI.

City Point Loan

In August 2022, the Company provided a loan to other Fund II investors in City Point to fund the investors' pro rata contribution necessary to complete the refinancing of the City Point debt, of which $65.9 million was funded at closing ("City Point Loan"). The City Point Loan is collateralized by the investors' equity in City Point ("City Point NCI"). The City Point Loan, net of a $0.7 million allowance for credit loss as of March 31, 2024, is presented as a reduction of the City Point NCI balance. In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount. As of March 31, 2024, the Company determined that the carrying value of the City Point NCI exceeded the maximum redemption value and no adjustment was required.

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, either party may elect a buy-out right, where either the Company may purchase the venture partner’s interest, or the venture partner may sell its 3.0% interest in the partnership (the "8833 Beverly NCI") to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value. As of March 31, 2024, the redemption value of the 8833 Beverly NCI was $0.1 million. As of March 31, 2024, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

Preferred OP Units

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through March 31, 2024, 15,209 Series C Preferred OP Units were converted into 52,613 Common OP Units and then into Common Shares.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2024, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

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

The components of rental revenue are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease revenue	$68,657	$64,882
Variable lease revenue	17,380	15,855
Total rental revenue	$86,037	$80,737

The scheduled future minimum rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) as of March 31, 2024, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues (a)
2024 (Remainder)	$180,170
2025	240,000
2026	217,554
2027	193,180
2028	163,307
Thereafter	702,061
Total	$1,696,272

(a)
Amount represents contractual lease maturities as of March 31, 2024 including any extension options that management determined were reasonably certain of exercise.

During the three months ended March 31, 2024 and 2023, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As Lessee

The Company has properties in its portfolio that are currently owned by third parties. We also lease real estate for equipment and office space. We lease these properties pursuant to ground leases that provide us the right to operate each such property, and generally provide terms ranging from five months to 97 years.

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2024 (Remainder)	$4,059	$2,829
2025	5,329	2,311
2026	5,173	1,264
2027	4,373	1,264
2028	4,157	1,310
Thereafter	15,912	154,018
	39,003	162,996
Interest	(8,383)	(130,300)
Total	$30,620	$32,696

(a)
Minimum rental payments include $8.4 million of interest related to operating leases and $130.3 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

Additional disclosures regarding the Company’s leases as lessee are as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$249	$226
Interest on lease liabilities	522	106
Subtotal	771	332
Operating lease cost	1,331	1,337
Variable lease cost	75	20
Total lease cost	$2,177	$1,689

Other Information
Weighted-average remaining lease term - finance leases (years)	58.2	31.8
Weighted-average remaining lease term - operating leases (years)	9.5	13.4
Weighted-average discount rate - finance leases	6.5%	6.3%
Weighted-average discount rate - operating leases	5.1%	5.1%

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2024
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Total Revenues	$53,538	$37,818	$—	$—	$91,356
Depreciation and amortization expenses	(18,267)	(16,673)	—	—	(34,940)
General and administrative expenses	—	—	—	(9,768)	(9,768)
Property operating expenses, other operating and real estate taxes	(17,919)	(13,523)	—	—	(31,442)
Loss related to a previously disposed property	—	(1,198)	—	—	(1,198)
Operating income	17,352	6,424	—	(9,768)	14,008
Equity in earnings (losses) of unconsolidated affiliates	2,107	(2,419)	—	—	(312)
Interest income	—	—	5,238	—	5,238
Realized and unrealized holding (losses) gains on investments and other	(1,862)	—	(189)	—	(2,051)
Interest expense	(10,037)	(13,672)	—	—	(23,709)
Income (loss) from continuing operations before income taxes	7,560	(9,667)	5,049	(9,768)	(6,826)
Income tax provision	—	—	—	(31)	(31)
Net income (loss)	7,560	(9,667)	5,049	(9,799)	(6,857)
Net loss attributable to redeemable noncontrolling interests	—	2,554	—	—	2,554
Net (income) loss attributable to noncontrolling interests	(366)	7,938	—	—	7,572
Net income attributable to Acadia shareholders	$7,194	$825	$5,049	$(9,799)	$3,269

Real estate at cost (a)	$2,652,732	$1,798,288	$—	$—	$4,451,020
Total assets (a)	$2,564,745	$1,588,160	$118,877	$—	$4,271,782
Cash paid for development and property improvement costs	$8,079	$4,696	$—	$—	$12,775

	As of or for the Three Months Ended March 31, 2023
	Core Portfolio	Funds	Structured Financing	Unallocated	Total
Total Revenues	$49,796	$32,043	$—	$—	$81,839
Depreciation and amortization expenses	(18,659)	(14,514)	—	—	(33,173)
General and administrative expenses	—	—	—	(9,946)	(9,946)
Property operating expenses, other operating and real estate taxes	(16,109)	(10,503)	—	—	(26,612)
Operating income	15,028	7,026	—	(9,946)	12,108
Equity in earnings (losses) of unconsolidated affiliates	1,800	(1,771)	—	—	29
Interest income	—	—	4,818	—	4,818
Realized and unrealized holding gains on investments and other	1,482	24,995	280	—	26,757
Interest expense	(10,670)	(10,917)	—	—	(21,587)
Income (loss) from continuing operations before income taxes	7,640	19,333	5,098	(9,946)	22,125
Income tax provision	—	—	—	(123)	(123)
Net income	7,640	19,333	5,098	(10,069)	22,002
Net loss attributable to redeemable noncontrolling interests	—	2,075	—	—	2,075
Net income attributable to noncontrolling interests	(923)	(9,794)	—	—	(10,717)
Net income attributable to Acadia shareholders	$6,717	$11,614	$5,098	$(10,069)	$13,360

Real estate at cost (a)	$2,604,244	$1,664,665	$—	$—	$4,268,909
Total assets (a)	$2,568,946	$1,501,297	$123,967	$—	$4,194,210
Cash paid for development and property improvement costs	$6,686	$5,843	$—	$—	$12,529

(a)
Total assets for the Funds segment include $553.4 million and $670.8 million related to Fund II’s City Point property as of March 31, 2024 and 2023, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Share Incentive and Other Compensation

Share Incentive Plan

In March and May of 2020, respectively, the Board and the Company’s shareholders, approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the number of Common Shares authorized for issuance by 2,650,000 shares to an aggregate of 2,829,953 shares. On March 22, 2023 and May 4, 2023, respectively, the Board and the Company’s shareholders approved the Amended and Restated 2020 Share Incentive Plan (the "Amended and Restated 2020 Plan") which further increased the number of Common Shares authorized for issuance by 3,100,000 to an aggregate of 3,883,564 shares. In this report, references to issuances, compensation arrangements and expenses under the Amended and Restated 2020 Plan include issuances, compensation arrangements and expenses under the originally adopted 2020 Plan, as applicable. The 2020 Plan and the Amended and Restated 2020 Plan authorize the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. As of March 31, 2024 a total of 3,114,272 shares remained available to be issued under the Amended and Restated 2020 Plan.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested as of December 31, 2022	92,735	$17.31	1,465,398	$18.59
Granted	70,629	14.11	780,193	15.00
Vested	(41,268)	19.09	(354,343)	20.35
Forfeited	(8,187)	21.07	(92,589)	30.78
Unvested as of December 31, 2023	113,909	14.41	1,798,659	16.03
Granted	25,423	17.03	724,045	16.13
Vested	(12,193)	17.50	(416,713)	18.97
Forfeited	(171)	28.06	(62,258)	26.51
Unvested as of March 31, 2024	126,968	$14.62	2,043,733	$15.15

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2024 and the year ended December 31, 2023 were $16.16 and $14.93, respectively. As of March 31, 2024, there was $24.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Restricted Shares that vested during the three months ended March 31, 2024 and the year ended December 31, 2023, was $0.2 million and $0.8 million, respectively.

Restricted Shares and LTIP Units - Employees

During the three months ended March 31, 2024, the Company issued 724,045 LTIP Units and 25,423 restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
•
If the Company’s performance fails to achieve the aforementioned hurdles at the culmination of the three-year performance period, all performance-based shares will be forfeited. Any earned performance-based shares vest in accordance with the applicable award agreements.

For valuation of the 2024 and 2023 Performance Shares, a Monte Carlo simulation was used to estimate the fair values of the Relative TSR portion based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (43.0% and 48.0%) and risk-free interest rates of (4.8% and 4.3%) for 2024 and 2023, respectively. The total fair value of the 2024 and 2023 Performance Shares will be expensed over the vesting period.

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $12.1 million for the three months ended March 31, 2024 and $11.5 million for the year ended December 31, 2023. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $2.1 million and $2.9 million for the three months ended March 31, 2024, and 2023, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the three months ended March 31, 2024, there were no LTIP Units or Restricted Shares issued to Trustees of the Company. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $0.4 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

Long-Term Investment Alignment Program

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 21.3% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value as of each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of March 31, 2024 or December 31, 2023.

The Company did not recognize any compensation expense related to the Program for the three months ended March 31, 2024 and 2023, respectively, related to Funds III and V.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Plans

On a combined basis, the Company incurred a total of $0.2 million of compensation expense related to the following employee benefit plans for each of the three months ended March 31, 2024 and 2023, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 3,322 and 2,837 Common Shares were purchased by employees under the Purchase Plan for the three months ended March 31, 2024 and 2023, respectively, and 172,144 shares remained available to be issued under the Purchase Plan.

Deferred Share Plan

The Company maintains a Trustee Deferral and Distribution Election program, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $23,000, for the year ending December 31, 2024.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Numerator:
Net income attributable to Acadia shareholders	$3,269	$13,360
Less: earnings attributable to unvested participating securities	(288)	(243)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$2,981	$13,117

Denominator:
Weighted average shares for basic earnings per share	102,127,715	95,189,490
Effect of dilutive securities:
Series A Preferred OP Units	—	—
Employee unvested restricted shares	—	—
Weighted average shares for diluted earnings per share	102,127,715	95,189,490

Basic earnings per Common Share from continuing operations attributable to Acadia	$0.03	$0.14
Diluted earnings per Common Share from continuing operations attributable to Acadia	$0.03	$0.14

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067

Series C Preferred OP Units	126,384	126,384
Series C Preferred OP Units - Common share equivalent	438,831	438,831
Restricted shares	103,065	78,060

15. Variable Interest Entities

Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which the Company is the primary beneficiary. As of March 31, 2024 and December 31, 2023, the Company has identified seven consolidated VIEs, including the Operating Partnership and the Funds. Excluding the Operating Partnership and the Funds, the VIEs consisted of three in-service core properties: the Williamsburg Portfolio, 239 Greenwich Avenue, and 8833 Beverly Boulevard. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. The Company consolidates these VIEs because it is the primary beneficiary in which the Company has (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance, and (ii) the obligation to absorb the entity's losses or receive benefits from the entity that could potentially be significant to the entity. The third parties’ interests in these consolidated entities are reflected as noncontrolling interests in the accompanying condensed consolidated financial statements and in Note 10.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, substantially all of the assets and liabilities on the Condensed Consolidated Balance Sheets represent the assets and liabilities of the Operating Partnership. As of March 31, 2024 and December 31, 2023, the Condensed Consolidated Balance Sheets include the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(in thousands)	March 31, 2024	December 31, 2023
VIE ASSETS
Operating real estate, net	$1,672,427	$1,679,779
Real estate under development	29,031	28,851
Investments in and advances to unconsolidated affiliates	90,221	92,802
Other assets, net	96,673	101,679
Right-of-use assets - operating leases, net	2,003	2,112
Cash and cash equivalents	15,497	10,787
Restricted cash	6,635	7,048
Rents receivable, net	22,462	21,427
Total VIE assets (a)	$1,934,949	$1,944,485

VIE LIABILITIES
Mortgage and other notes payable, net	$804,746	$764,614
Unsecured notes payable, net	—	80,473
Accounts payable and other liabilities	130,544	127,162
Lease liability - operating leases, net	2,098	2,213
Total VIE liabilities (a)	$937,388	$974,462
(a)
As of March 31, 2024 and December 31, 2023, includes total VIE assets of $717.5 million and $721.2 million, respectively, and total VIE liabilities of $237.0 million and $234.7 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

Unconsolidated VIEs

The Company holds variable interests in certain VIEs which are not consolidated. While the Company may be responsible for managing the day-to-day operations of these investees, it is not the primary beneficiary of these VIEs, as the Company does not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. The Company accounts for investments in these entities under the equity method (Note 4). As of March 31, 2024 and December 31, 2023, the Company has determined that the following entities are VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company's involvement with these entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss in these entities is limited to: (i) the amount of the Company's equity investment and (ii) debt guarantees (Note 9). The Company's aggregate investment in the unconsolidated VIEs assets was $45.1 million and $45.8 million as of March 31, 2024 and December 31, 2023, respectively. The Company's aggregate investment in unconsolidated VIEs liabilities was $39.6 million and $40.1 million as of March 31, 2024 and December 31, 2023, respectively.

16. Subsequent Events

On April 3, 2024, the Company disposed of two Fund IV street retail assets in San Francisco, CA, 2207 Fillmore and 2208-2216 Fillmore, for a total sales price of $14.1 million, and paid off $6.4 million of mortgages payable at closing.

On April 15, 2024, the Operating Partnership entered into a Third Amended and Restated Credit Agreement, with Bank of America, N.A., as administrative agent, to amend the existing Credit Facility (“Amended Credit Facility”). The Amended Credit Facility provides for an increase in the existing Revolver from $300.0 million to $350.0 million, which includes the capacity to issue letters of credit in an amount up to $60.0 million, and the extension of the term from June 29, 2025 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility also provides for the extension of the Term Loan from June 29, 2026 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility has an accordion feature to increase its capacity up to $900.0 million at the option of the Operating Partnership, subject to customary conditions. Borrowings under the Revolver and Term Loan will accrue interest at a floating rate based on SOFR with margins based on leverage or credit rating.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 2024, we own or have an ownership interest in 201 properties held through our Core Portfolio and Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These properties primarily consist of street and urban retail, and suburban shopping centers. Our Funds are investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. Currently, we have active investments in four Funds. A summary of our wholly-owned and partially-owned retail properties and their physical occupancies as of March 31, 2024 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	3	36	576,799	84.3%
New York Metro	—	29	394,301	92.6%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Dallas Metro	2	14	121,386	86.0%
Washington DC Metro	—	32	358,182	87.0%
Boston Metro	—	1	1,050	100.0%
Suburban	3	25	3,910,343	93.1%
Total Core Portfolio	10	139	5,385,818	91.6%
Acadia Share of Total Core Portfolio	10	139	5,018,615	91.8%

Fund Portfolio:
Fund II	—	1	538,097	76.1%
Fund III	1	1	4,637	77.6%
Fund IV	1	25	686,023	89.1%
Fund V	—	23	7,757,907	92.0%
Total Fund Portfolio	2	50	8,986,664	90.8%
Acadia Share of Total Fund Portfolio	2	50	1,946,772	89.2%

Total Core and Funds	12	189	14,372,482	91.1%
Acadia Share of Total Core and Funds	12	189	6,965,387	91.1%

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
o
value-add investments in street retail properties, located in established and “next generation” submarkets, with re-tenanting or repositioning opportunities,
o
opportunistic acquisitions of well-located real-estate anchored by distressed retailers, and
o
other opportunistic acquisitions that may include high-yield acquisitions and purchases of distressed debt.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2024 AND SUBSEQUENT EVENTS

Financing Activity

In April 2024, the Operating Partnership entered into a Third Amended and Restated Credit Agreement, with Bank of America, N.A., as administrative agent, to amend its existing senior unsecured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provides for an increase in the existing unsecured revolving credit facility from $300.0 million to $350.0 million, which includes the capacity to issue letters of credit in an amount up to $60.0 million, and the extension of the term from June 29, 2025 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility also provides for the extension of the term on the existing $400.0 million unsecured term loan from June 29, 2026 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility has an accordion feature to increase its capacity up to $900 million at the option of the Operating Partnership, subject to customary conditions. Borrowings under the revolving credit facility and the term loan will accrue interest at a floating rate based on SOFR with margins based on leverage or credit rating.

During the three months ended March 31, 2024, we (Note 7):

•
repaid a Core mortgage totaling $7.3 million at maturity;
•
repaid the Fund V subscription line totaling $80.6 million;
•
entered into a new Fund mortgage of $43.4 million;
•
extended two Fund mortgages totaling $67.7 million; and
•
made scheduled principal payments totaling $1.8 million.

Economic and Other Considerations

The three months ended March 31, 2024 and the year ended December 31, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as SOFR and the Prime Rate and cost of borrowing. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. We also continue to see consumer confidence and we expect to continue to add value to our portfolio by executing on our current leasing momentum, our active development and redevelopment projects, and leasing pipeline. Except for increased interest costs, we have not experienced any material negative impacts at this time, and we intend to actively manage our business to respond to the ongoing economic and social impact from such events.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results of operations by reportable segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	March 31, 2024				March 31, 2023				Increase (Decrease)
	Core	Funds	SF	Total	Core	Funds	SF	Total	Core	Funds	SF	Total
Revenues	$53.5	$37.8	$—	$91.4	$49.8	$32.0	$—	$81.8	$3.7	$5.8	$—	$9.6
Depreciation and amortization	(18.3)	(16.7)	—	(34.9)	(18.7)	(14.5)	—	(33.2)	(0.4)	2.2	—	1.7
Property operating expenses and real estate taxes	(17.9)	(13.5)	—	(31.4)	(16.1)	(10.5)	—	(26.6)	1.8	3.0	—	4.8
General and administrative expenses	—	—	—	(9.8)	—	—	—	(9.9)	—	—	—	(0.1)
Loss related to a previously disposed property	—	(1.2)	—	(1.2)	—	—	—	—	—	(1.2)	—	(1.2)
Operating income	17.4	6.4	—	14.0	15.0	7.0	—	12.1	2.4	(0.6)	—	1.9
Equity in earnings (losses) of unconsolidated affiliates	2.1	(2.4)	—	(0.3)	1.8	(1.8)	—	—	0.3	(0.6)	—	(0.3)
Interest income	—	—	5.2	5.2	—	—	4.8	4.8	—	—	0.4	0.4
Realized and unrealized holding (losses) gains on investments and other	(1.9)	—	(0.2)	(2.1)	1.5	25.0	0.3	26.8	(3.4)	(25.0)	(0.5)	(28.9)
Interest expense	(10.0)	(13.7)	—	(23.7)	(10.7)	(10.9)	—	(21.6)	(0.7)	2.8	—	2.1
Income (loss) from continuing operations before income taxes	7.6	(9.7)	5.0	(6.8)	7.6	19.3	5.1	22.1	—	29.0	0.1	28.9
Income tax (provision) benefit	—	—	—	—	—	—	—	(0.1)	—	—	—	0.1
Net income (loss)	7.6	(9.7)	5.0	(6.9)	7.6	19.3	5.1	22.0	—	(29.0)	(0.1)	(28.9)
Net loss attributable to redeemable noncontrolling interests	—	2.6	—	2.6	—	2.1	—	2.1	—	0.5	—	0.5
Net (income) loss attributable to noncontrolling interests	(0.4)	7.9	—	7.6	(0.9)	(9.8)	—	(10.7)	0.5	17.7	—	18.3
Net income attributable to Acadia	$7.2	$0.8	$5.0	$3.3	$6.7	$11.6	$5.1	$13.4	$0.5	$(10.8)	$(0.1)	$(10.1)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio increased $0.5 million for the three months ended March 31, 2024 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio increased $3.7 million for the three months ended March 31, 2024 compared to the prior year period primarily due to the recognition of a forfeited deposit within Other revenues in the Condensed Consolidated Statements of Income for a property previously under contract for sale.

Property operating expenses and real estate taxes increased $1.8 million for the three months ended March 31, 2024 compared to the prior year period primarily due to a $1.0 million reserve for increased legal expenses along with higher non-recurring operating expenses throughout the Core Portfolio.

Realized and unrealized holding (losses) gains on investments and other for our Core Portfolio decreased $3.4 million for the three months ended March 31, 2024 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the Investment in Albertsons. In January 2023, following the expiration of the lock-up period and distribution of approximately 2.5 million shares by Mervyns II to its partners, the Company received 1.6 million shares of Albertsons, the remaining amount of which are now included in the Core Portfolio (Note 4, Note 8).

Funds (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Funds segment are depicted in the table above under the headings labeled “Funds.” Segment net income attributable to Acadia for the Funds decreased $10.8 million for the three months ended March 31, 2024 compared to the prior year period as a result of the changes described below.

Revenues for the Funds increased $5.8 million for the three months ended March 31, 2024 compared to the prior year period primarily due (i) $4.8 million from Fund property acquisitions and (ii) $1.7 million from new tenant lease up within the Funds in 2024 and 2023.

Depreciation and amortization for the Funds increased $2.2 million for the three months ended March 31, 2024 compared to the prior year period primarily due to Fund property acquisitions. Property operating expenses and real estate taxes for the Funds increased $3.0 million for the three months ended March 31, 2024 compared to the prior year period primarily due to Fund property acquisitions and non-recurring property operating expenses within the Fund Portfolio.

Loss on disposition of property for the Funds increased $1.2 million for the three months ended March 31, 2024 compared to the prior year period due to a loss related to a previously disposed property (Note 2).

Realized and unrealized holding (losses) gains on investments and other for the Funds decreased $25.0 million for the three months ended March 31, 2024 compared to the prior year period primarily due to a $28.2 million increase in dividend income from Albertsons in 2023 offset by a $2.0 million mark-to-market loss in 2023.

Interest expense for the Funds increased $2.8 million for the three months ended March 31, 2024 compared to the prior year period primarily due to higher average interest rates in 2024.

Net (income) loss attributable to noncontrolling interests for the Funds increased $17.7 million for the three months ended March 31, 2024 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in the Funds includes asset management fees earned by the Company of $2.4 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.

Structured Financing

Interest and other income for the Structured Financing portfolio increased $0.4 million for the three months ended March 31, 2024 compared to the prior year period primarily due to new loans issued during the three months ended March 31, 2024.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Consolidated operating income	$14,008	$12,108
Add back:
General and administrative	9,768	9,946
Depreciation and amortization	34,940	33,173
Loss related to a previously disposed property	1,198	—

Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(4,608)	(2,242)
Consolidated NOI	55,306	52,985

Redeemable noncontrolling interest in consolidated NOI	(204)	(1,217)
Noncontrolling interest in consolidated NOI	(17,768)	(14,475)
Less: Operating Partnership's interest in Fund NOI included above	(5,341)	(5,037)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	3,961	3,959
Core Portfolio NOI	$35,954	$36,215

a)
Includes straight-line rent reserves. See Note 11 for additional information about straight-line rent reserves and adjustments for the periods presented.
b)
Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within the Funds.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties that we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Core Portfolio NOI	$35,954	$36,215
Less properties excluded from Same-Property NOI	(3,926)	(5,900)
Same-Property NOI	$32,028	$30,315

Percent change from prior year period	5.7%

Components of Same-Property NOI:
Same-Property Revenues	$46,143	$43,782
Same-Property Operating Expenses	(14,115)	(13,467)
Same-Property NOI	$32,028	$30,315

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

	Three Months Ended March 31, 2024
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	22	22
GLA commencing	187,851	187,851
New base rent	$22.49	$22.85
Expiring base rent	$21.37	$20.64
Percent growth in base rent	5.2%	10.7%
Average cost per square foot (a)	$1.35	$1.35
Weighted average lease term (years)	4.7	4.7

(a) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance due to its widespread acceptance and use within the REIT investor and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its RCP investments, such as Albertsons) in FFO. A reconciliation of net income (loss) attributable to Acadia to FFO follows (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023

Net income attributable to Acadia	$3,269	$13,360

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	27,087	26,444
Loss on disposition of property (net of noncontrolling interests' share)	275	—
Income attributable to Common OP Unit holders	203	794
Distributions - Preferred OP Units	123	123
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$30,957	$40,721

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	102,127,715	95,189,490
Weighted-average OP Units outstanding	7,717,578	6,885,106
Basic weighted-average shares and OP Units outstanding, FFO	109,845,293	102,074,596
Assumed conversion of Preferred OP Units to Common Shares	463,898	463,898
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	741,888	858
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	111,051,079	102,539,352

Diluted Funds from operations, per Common Share and Common OP Unit	$0.28	$0.40

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2024, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $18.6 million.

Capital Commitments

During the three months ended March 31, 2024, we made capital contributions aggregating $11.1 million to our Funds.

As of March 31, 2024, our share of the remaining capital commitments to our Funds aggregated $18.1 million as follows:

•
$0.5 million to Fund III – Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$5.5 million to Fund IV – Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•
$12.1 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

Development Activities

During the three months ended March 31, 2024, capitalized costs associated with development activities totaled $1.8 million (Note 2). As of March 31, 2024, we had a total of thirteen consolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $44.8 million to $71.2 million, and our estimated share was approximately $23.8 million to $40.2 million. Substantially all remaining development and redevelopment costs are discretionary, and could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2024	2023

Total Debt - Fixed and Effectively Fixed Rate	$1,404,644	$1,454,707
Total Debt - Variable Rate	329,819	426,380
	1,734,463	1,881,087
Net unamortized debt issuance costs	(11,012)	(11,186)
Unamortized premium	228	240
Total Indebtedness	$1,723,679	$1,870,141

As of March 31, 2024, our consolidated indebtedness aggregated $1,734.5 million, excluding unamortized premium of $0.2 million and net unamortized loan costs of $11.0 million, and was collateralized by 33 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.75% with maturities that ranged from January 1, 2025 to April 15, 2035, without regard to available extension options. With respect to the debt maturing in 2024, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance such obligations on favorable terms or at all. Taking into consideration $1,207.6 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,404.6 million of the portfolio debt, or 81.0%, was fixed at a 4.77% weighted average interest rate and $329.8 million, or 19.0%, was floating at a 8.09% weighted average interest rate as of March 31, 2024. Our variable-rate debt includes $151.3 million of debt subject to interest rate caps.

Without regard to available extension options, as of March 31, 2024, we had $218.4 million of debt maturing in 2024 at a weighted-average interest rate of 4.27%; $4.4 million of scheduled principal amortization due in the remainder of 2024; and our share of scheduled remaining 2024 principal payments and maturities on our unconsolidated debt was $65.6 million. In addition, $309.8 million of our total consolidated debt and $61.0 million of our pro-rata share of unconsolidated debt will come due by March 31, 2025. With respect to the debt maturing in 2024 and 2025, we have options to extend consolidated debt aggregating $40.1 million and $438.7 million as of March 31, 2024 and; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of March 31, 2024 (Note 10). We did not repurchase any shares under this program during the three months ended March 31, 2024.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds, (iv) future sales of existing properties, (v) repayments of structured financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries as of March 31, 2024 totaled $18.8 million. Our remaining sources of liquidity are described further below.

Issuance of Common Shares

In January 2024, the Company completed an underwritten offering of 6,900,000 Common Shares (inclusive of the underwriters’ option to purchase 900,000 additional shares) for net proceeds of $113.0 million.

ATM Program

We have an ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and our share of Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and may issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions, and for general corporate purposes. The Company sold 87,139 Common Shares under its ATM Program during the three months ended March 31, 2024 generating $1.5 million of net proceeds.

Fund Capital

During the three months ended March 31, 2024, Fund V called for capital contributions of $52.2 million, of which our aggregate share was $11.1 million. As of March 31, 2024, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were zero, $1.4 million, $18.5 million and $48.3 million, respectively.

Other Transactions

During the three months ended March 31, 2024, we sold 175,000 shares of Albertsons, generating net proceeds of $4.0 million. As of March 31, 2024, we held 1.3 million shares with a fair value of $27.3 million (Note 8). In addition, during the three months ended March 31, 2024, we recognized dividend income of $0.2 million (Note 8).

Structured Financing Repayments

During the three months ended March 31, 2024, the Company received full payment on a $6.0 million Core Portfolio note.

Financing and Debt

As of March 31, 2024, we had $185.3 million of additional capacity under existing Core Portfolio debt facilities. In addition, as of that date within our Core and Fund portfolios, we had 92 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

Inflation and Economic Condition Considerations

The three months ended March 31, 2024, and the year ended December 31, 2023, were impacted by significant volatility in global markets, largely driven by rising inflation and interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Central banks have responded to rapidly rising inflation by tightening monetary policies that are likely to create headwinds to economic growth. The Federal Reserve has raised interest rates eleven times since January 2022, and has signaled that further interest rate increases may be forthcoming in 2024. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as SOFR and the Prime Rate. As of March 31, 2024, approximately 81.0% of our outstanding debt is fixed or effectively fixed rate with the remaining 19.0% indexed to SOFR or Prime plus an applicable margin per the loan agreement. As of March 31, 2024, we were counterparty to 36 interest rate swap agreements and four interest rate cap agreements, all of which qualify for and are designated as hedging instruments, which helps to alleviate the impact of rising interest rates on our operations.

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

While we have not experienced any material negative impacts at this time, we intend to actively manage our business to respond to the ongoing economic and social impact from such events. See Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2024 with the cash flow for the three months ended March 31, 2023 (in millions, totals may not add due to rounding):

	Three Months Ended March 31,
	2024	2023	Variance

Net cash provided by operating activities	$26.0	$59.4	$(33.4)
Net cash used in investing activities	(3.8)	(3.6)	(0.2)
Net cash used in financing activities	(20.5)	(56.7)	36.2
Increase (decrease) in cash and restricted cash	$1.6	$(0.8)	$2.4

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from rental revenue, and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Our operating activities provided $33.4 million less cash for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the $28.2 million dividend received from our investment in Albertsons in 2023.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities used $0.2 million more cash for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to $32.8 million less cash received from return of capital from unconsolidated affiliates. This use of cash was offset by (i) $22.4 million less cash used in our investments in and advances to unconsolidated affiliates, (ii) $6.0 million more received from proceeds from notes receivable and (iii) $4.0 million more cash received from the sale of marketable securities.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities used $36.2 million less cash during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily from (i) $113.8 million more cash provided by the sale of Common Shares, (ii) $16.2 million less cash distributed to noncontrolling interests, and (iii) $6.3 million more cash provided by contributions from noncontrolling interests. These increases were offset by $99.4 million more cash used to pay debt.

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

See Note 4 in the Notes to Condensed Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		March 31, 2024
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Gotham Plaza	49.0%	$8.4	9.32%	Jun 2024
Eden	20.8%	5.0	7.60%	Sep 2024
Crossroads	49.0%	28.9	3.94%	Oct 2024
Tri City Plaza(b)	18.1%	6.9	3.04%	Oct 2024
Frederick Crossing(b)	18.1%	4.3	3.27%	Dec 2024
Paramus Plaza(c)	11.6%	3.2	7.67%	Dec 2024
Frederick County Square(b)	18.1%	4.3	5.56%	Jan 2025
650 Bald Hill	20.8%	3.2	3.75%	Jun 2026
Renaissance(c)	20.0%	30.4	7.15%	Nov 2026
840 N Michigan	91.9%	47.4	6.50%	Dec 2026
3104 M Street(c)	20.0%	0.8	8.50%	Jan 2027
Wood Ridge Plaza	18.1%	6.2	7.22%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale	18.0%	6.9	7.27%	Nov 2027
Georgetown	50.0%	7.2	4.72%	Dec 2027
Mohawk Commons	18.1%	7.2	5.80%	Mar 2028
Shoppes at South Hills(b)	18.1%	5.8	5.95%	Mar 2028
Total		$186.1

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect as of March 31, 2024, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 in the Notes to Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2024

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Condensed Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2024, we had total mortgage and other notes payable of $1,734.5 million, excluding the unamortized premium of $0.2 million and net unamortized debt issuance costs of $11.0 million, of which $1,404.6 million, or 81.0% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $329.8 million, or 19.0%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of March 31, 2024, we were party to 36 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,207.6 million and $151.3 million of variable-rate debt, respectively. For a discussion of the risks associated with the discontinuation of LIBOR, see Item 1A. “Risk Factors—Risks Related to Our Liquidity and Indebtedness on our Annual Report on Form 10-K for the year ended December 31, 2023 — If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.”

The following table sets forth information as of March 31, 2024 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2024 (Remainder)	$1.3	$—	$1.3	—%
2025	2.0	174.7	176.7	4.1%
2026	2.4	400.0	402.4	4.7%
2027	2.3	200.1	202.4	4.6%
2028	1.8	67.9	69.7	4.5%
Thereafter	2.5	93.7	96.2	5.5%
	$12.3	$936.4	$948.7

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2024 (Remainder)	$3.1	$218.4	$221.5	4.3%
2025	1.2	406.0	407.2	7.3%
2026	0.3	51.7	52.0	6.5%
2027	0.4	43.4	43.8	8.2%
2028	0.2	61.1	61.3	6.0%
Thereafter	—	—	—	—%
	$5.2	$780.6	$785.8

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2024 (Remainder)	$9.5	$56.1	$65.6	5.1%
2025	6.0	4.3	10.3	5.6%
2026	6.1	61.5	67.6	6.7%
2027	0.6	29.7	30.3	6.3%
2028	—	12.3	12.3	5.9%
Thereafter	—	—	—	—%
	$22.2	$163.9	$186.1

Without regard to available extension options, in the remainder of 2024, $222.8 million of our total consolidated debt and $65.6 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $583.9 million of our total consolidated debt and $10.3 million of our pro-rata share of unconsolidated debt will become due in 2025. As it relates to the aforementioned maturing debt in 2024 and 2025, we have options to extend consolidated debt aggregating $40.1 million and $438.7 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $8.7 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $4.3 million. Interest expense on our variable-rate debt of $329.8 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2024, would increase $3.3 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2024, the fair value of our total consolidated outstanding debt would decrease by approximately $5.7 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would increase by approximately $5.9 million.

As of March 31, 2024, and December 31, 2023, we had consolidated notes receivable of $118.9 million and $124.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2024, the fair value of our total outstanding notes receivable would decrease by approximately $0.8 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.8 million.

Summarized Information as of December 31, 2023

As of December 31, 2023, we had total mortgage and other notes payable of $1,881.1 million, excluding the unamortized premium of $0.2 million and unamortized debt issuance costs of $11.2 million, of which $1,454.7 million, or 77.3%, was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $426.4 million, or 22.7%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2023, we were party to 36 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,249.8 million and $151.4 million of LIBOR or SOFR-based variable-rate debt, respectively.

Interest expense on our variable-rate debt of $426.4 million as of December 31, 2023, would have increased $4.3 million if corresponding rate indices increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2023, the fair value of our total outstanding debt would have decreased by approximately $6.9 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $6.6 million.

Changes in Market Risk Exposures from December 31, 2023 to March 31, 2024

Our interest rate risk exposure from December 31, 2023, to March 31, 2024, has decreased on an absolute basis, as the $426.4 million of variable-rate debt as of December 31, 2023 has decreased to $329.8 million as of March 31, 2024. As a percentage of our overall debt, our interest rate exposure has decreased as our variable-rate debt accounted for 22.7% of our consolidated debt as of December 31, 2023 compared to 19.0% as of March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2024, at a reasonable level of assurance.

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

ITEM 1A. RISK FACTORS.

Except to the extent additional factual information disclosed elsewhere in this Report relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended March 31, 2024, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

10.1*	Form of Long-Term Incentive Plan Award Agreement (Time-Based) (SVP/EVP)	Filed herewith

10.2*	Form of Long-Term Incentive Plan Award Agreement (Time- and Performance- Based) (SVP/EVP)	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

* Management contract or compensation plan or arrangement.

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

Dated: April 30, 2024