Form 10-Q
period 2024-06-30
ACADIA REALTY TRUST
filed 2024-07-31
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 26, 2024 there were 105,331,061 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share amounts)	2024	2023
ASSETS
Investments in real estate, at cost
Operating real estate, net	$3,446,912	$3,517,281
Real estate under development	101,802	94,799
Net investments in real estate	3,548,714	3,612,080
Notes receivable, net ($1,520 and $1,279 of allowance for credit losses as of June 30, 2024 and December 31, 2023, respectively)	126,653	124,949
Investments in and advances to unconsolidated affiliates	203,410	197,240
Other assets, net	213,779	208,460
Right-of-use assets - operating leases, net	27,748	29,286
Cash and cash equivalents	31,915	17,481
Restricted cash	23,139	7,813
Marketable securities	21,668	33,284
Rents receivable, net	54,012	49,504
Assets of properties held for sale	—	11,057
Total assets (a)	$4,251,038	$4,291,154

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$955,069	$930,127
Unsecured notes payable, net	644,313	726,727
Unsecured line of credit	96,446	213,287
Accounts payable and other liabilities	218,095	229,375
Lease liability - operating leases	29,964	31,580
Dividends and distributions payable	20,285	18,520
Distributions in excess of income from, and investments in, unconsolidated affiliates	7,301	7,982
Total liabilities (a)	1,971,473	2,157,598
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	40,874	50,339
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 105,266,580 and 95,361,676 shares, respectively	105	95
Additional paid-in capital	2,115,689	1,953,521
Accumulated other comprehensive income	47,621	32,442
Distributions in excess of accumulated earnings	(381,945)	(349,141)
Total Acadia shareholders’ equity	1,781,470	1,636,917
Noncontrolling interests	457,221	446,300
Total equity	2,238,691	2,083,217
Total liabilities, redeemable noncontrolling interests, and equity	$4,251,038	$4,291,154

(a)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the "Operating Partnership"), which is a consolidated variable interest entity ("VIE") (Note 15). The Condensed Consolidated Balance Sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,654.5 million and $1,679.8 million of Operating real estate, net; $30.0 million and $28.9 million of Real estate under development; $91.1 million and $92.8 million of Investments in and advances to unconsolidated affiliates; $90.3 million and $101.7 million of Other assets, net; $2.2 million and $2.1 million of Right-of-use assets - operating leases, net; $20.7 million and $10.8 million of Cash and cash equivalents; $10.8 million and $7.0 million of Restricted cash; $23.9 million and $21.4 million of Rents receivable, net; $800.3 million and $764.6 million of Mortgage and other notes payable, net; $0.0 million and $80.5 million of Unsecured notes payable, net; $128.1 million and $127.2 million of Accounts payable and other liabilities; $2.3 million and $2.2 million of Lease liability- operating leases, net as of June 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Rental	$85,626	$88,141	$171,663	$168,878
Other	1,628	1,807	6,947	2,909
Total revenues	87,254	89,948	178,610	171,787
Expenses
Depreciation and amortization	34,281	34,056	69,221	67,229
General and administrative	10,179	10,643	19,947	20,589
Real estate taxes	9,981	11,381	22,327	22,860
Property operating	15,781	14,210	34,877	29,343
Total expenses	70,222	70,290	146,372	140,021

Gain (loss) on disposition of properties	757	—	(441)	—
Operating income	17,789	19,658	31,797	31,766
Equity in earnings (losses) of unconsolidated affiliates	4,480	(1,437)	4,168	(1,408)
Interest income	5,413	4,970	10,651	9,788
Realized and unrealized holding (losses) gains on investments and other	(2,364)	1,815	(4,415)	28,572
Interest expense	(23,581)	(22,089)	(47,290)	(43,676)
Income (loss) from continuing operations before income taxes	1,737	2,917	(5,089)	25,042
Income tax provision	(155)	(165)	(186)	(288)
Net income (loss)	1,582	2,752	(5,275)	24,754
Net loss attributable to redeemable noncontrolling interests	2,292	1,091	4,846	3,166
Net (income) loss attributable to noncontrolling interests	(2,431)	5,433	5,141	(5,284)
Net income attributable to Acadia shareholders	$1,443	$9,276	$4,712	$22,636

Basic income per share	$0.01	$0.09	$0.04	$0.23
Diluted income per share	$0.01	$0.09	$0.04	$0.23

Weighted average shares for basic income per share	103,592	95,260	102,860	95,225
Weighted average shares for diluted income per share	103,592	95,260	102,860	95,225

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$1,582	$2,752	$(5,275)	$24,754
Other comprehensive (loss) income:
Unrealized gain (loss) on valuation of derivatives	8,210	33,513	34,029	18,271
Reclassification of realized interest on swap derivatives	(8,850)	(8,262)	(17,683)	(14,815)
Other comprehensive (loss) income	(640)	25,251	16,346	3,456
Comprehensive income	942	28,003	11,071	28,210
Comprehensive loss attributable to redeemable noncontrolling interests	2,292	1,091	4,846	3,166
Comprehensive (income) loss attributable to noncontrolling interests	(1,112)	34	3,974	(5,702)
Comprehensive income attributable to Acadia shareholders	$2,122	$29,128	$19,891	$25,674

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2024 and 2023

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of April 1, 2024	103,156	$103	$2,078,295	$46,942	$(364,440)	$1,760,900	$465,169	$2,226,069	$45,462
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	400	—	6,427	—	—	6,427	(6,427)	—	—
Issuance of Common Shares, net	1,652	2	28,273	—	—	28,275	—	28,275
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(18,948)	(18,948)	(1,228)	(20,176)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,290)
Employee and trustee stock compensation, net	59	—	623	—	—	623	2,473	3,096	—
Capital call receivable	—	—	—	—	—	—	6,153	6,153	—
Noncontrolling interest distributions	—	—	—	—	—	—	(7,960)	(7,960)	(6)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	679	1,443	2,122	1,112	3,234	(2,292)
Reallocation of noncontrolling interests	—	—	2,071	—	—	2,071	(2,071)	—	—
Balance as of June 30, 2024	105,267	$105	$2,115,689	$47,621	$(381,945)	$1,781,470	$457,221	$2,238,691	$40,874

Balance as of April 1, 2023	95,208	$95	$1,945,157	$30,003	$(304,173)	$1,671,082	$459,181	$2,130,263	$63,269
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	54	—	901	—	—	901	(901)	—	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(17,160)	(17,160)	(1,341)	(18,501)	—
City Point Loan	—	—	—	—	—	—	—	—	(796)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,345)
Employee and trustee stock compensation, net	35	—	277	—	—	277	2,468	2,745	—
Noncontrolling interest distributions	—	—	—	—	—	—	(5,492)	(5,492)	—
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	796
Comprehensive income (loss)	—	—	—	19,852	9,276	29,128	(34)	29,094	(1,091)
Reallocation of noncontrolling interests	—	—	1,444	—	—	1,444	(1,444)	—	—
Balance as of June 30, 2023	95,297	$95	$1,947,779	$49,855	$(312,057)	$1,685,672	$452,437	$2,138,109	$59,833

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2024 and 2023

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2024	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339
Issuance of Common Shares, net	8,639	9	142,114	—	—	142,123	—	142,123	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	1,195	1	19,340	—	—	19,341	(19,341)	—	—
Dividends/distributions declared ($0.36 per Common Share/OP Unit)	—	—	—	—	(37,516)	(37,516)	(2,681)	(40,197)	—
City Point Loan	—	—	—	—	—	—	—	—	-
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(4,613)
Employee and trustee stock compensation, net	71	—	824	—	—	824	6,523	7,347	—
Noncontrolling interest distributions	—	—	—	—	—	—	(13,425)	(13,425)	(6)
Noncontrolling interest contributions	—	—	—	—	—	—	43,709	43,709	—
Comprehensive income (loss)	—	—	—	15,179	4,712	19,891	(3,974)	15,917	(4,846)
Reallocation of noncontrolling interests	—	—	(110)	—	—	(110)	110	—	—
Balance at June 30, 2024	105,267	$105	$2,115,689	$47,621	$(381,945)	$1,781,470	$457,221	$2,238,691	$40,874

Balance at January 1, 2023	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	91	—	1,533	—	—	1,533	(1,533)	—	—
Dividends/distributions declared ($0.36 per Common Share/OP Unit)	—	—	—	—	(34,291)	(34,291)	(2,684)	(36,975)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—
City Point Loan	—	—	—	—	—	—	—	—	(796)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(4,665)
Employee and trustee stock compensation, net	85	—	1,264	—	—	1,264	6,366	7,630	—
Noncontrolling interest distributions	—	—	—	—	—	—	(76,360)	(76,360)	—
Noncontrolling interest contributions	—	—	—	—	—	—	31,242	31,242	796
Comprehensive income (loss)	—	—	—	3,038	22,636	25,674	5,702	31,376	(3,166)
Reallocation of noncontrolling interests	—	—	(340)	—	—	(340)	340	—	—
Balance at June 30, 2023	95,297	$95	$1,947,779	$49,855	$(312,057)	$1,685,672	$452,437	$2,138,109	$59,833

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,275)	$24,754
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	69,221	67,229
Loss on disposition of properties	441	—
Net unrealized holding losses on investments	4,035	346
Stock compensation expense	7,347	7,630
Straight-line rents	(98)	(1,518)
Equity in (earnings) losses of unconsolidated affiliates	(4,168)	1,408
Distributions of operating income from unconsolidated affiliates	3,024	1,789
Adjustments to straight-line rent reserves	(181)	—
Amortization of financing costs	3,915	3,093
Non-cash lease expense	1,859	1,800
Acceleration of below market lease	—	(8,057)
Other, net	(2,107)	(2,881)
Changes in assets and liabilities:
Rents receivable	(4,619)	3,548
Other liabilities	(4,419)	1,895
Accounts payable and accrued expenses	(2,210)	(3,523)
Prepaid expenses and other assets	(6,808)	(6,193)
Lease liability - operating leases	(1,938)	(1,825)
Net cash provided by operating activities	58,019	89,495
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposition of properties	58,670	—
Investments in and advances to unconsolidated affiliates	(6,355)	(29,114)
Development, construction and property improvement costs	(37,412)	(30,570)
Payment of deposits for properties under purchase contract	(1,250)	(995)
Return of capital from unconsolidated affiliates	4,689	38,097
Payment of deferred leasing costs	(4,001)	(4,071)
Proceeds from sale of marketable securities	7,580	—
Proceeds from repayment of note receivable	6,000	—
Issuance of note receivable	(7,945)	—
Net cash provided by (used in) investing activities	19,976	(26,653)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	96,384	95,699
Principal payments on unsecured debt	(293,825)	(133,109)
Proceeds from the sale of Common Shares	142,123	—
Capital contributions from noncontrolling interests	43,709	31,242
Principal payments on mortgage and other notes	(25,213)	(61,153)
Distributions to noncontrolling interests	(16,170)	(29,834)
Dividends paid to Common Shareholders	(35,733)	(34,252)
Proceeds received from mortgage and other notes	49,226	67,702
Payment of deferred financing and other costs	(8,647)	(1,840)
Payments of finance lease obligations	(89)	—
Net cash used in financing activities	(48,235)	(65,545)
Increase (decrease) in cash and cash equivalents and restricted cash	29,760	(2,703)
Cash and cash equivalents of $17,481 and $17,158 and restricted cash of $7,813 and $15,063, respectively, beginning of period	25,294	32,221
Cash and cash equivalents of $31,915 and $17,193 and restricted cash of $23,139 and $12,325, respectively, end of period	$55,054	$29,518

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $3,348 and $3,913 respectively (a)	$62,126	$55,349
Cash paid for income taxes, net of refunds	$187	$123

Supplemental disclosure of non-cash investing and financing activities
Dividends/distributions declared and payable	$20,092	$18,378
Issuance of note receivable used as capital contributions from redeemable noncontrolling interests	$—	$796
Conversion of Common OP Units to Common Shares	$19,341	$1,533
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$4,724	$4,653
Distributions to noncontrolling interests of marketable securities	$—	$49,117
Retained investment in an unconsolidated affiliate	$2,432	$—
Reclassification of investment in unconsolidated affiliate to marketable securities	$—	$32,745

(a)
Interest paid for the six months ended June 30, 2024 and 2023 excludes the cash flows from net settlements on interest rate swap contracts, which was a net receivable of cash of $15.2 million and $12.6 million, respectively.

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2024 and December 31, 2023, the Trust controlled approximately 96% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2024, the Company has ownership interests in 149 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through Investment Management (“Core Portfolio”). The Company also has ownership interests in 50 properties within an Investment Management platform, through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate (“Investment Management”). As part of the Investment Management platform, we have active investments through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, “the Funds”). The 199 Core Portfolio and Investment Management properties primarily consist of street and urban retail and suburban shopping centers.

The Operating Partnership is the sole general partner or managing member of the Funds and earns fees or priority distributions for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”) and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership). All transactions between the Funds and the Operating Partnership have been eliminated in consolidation.

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2024 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of June 30, 2024 (a)
Fund II	6/2004	61.67%	$559.4	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	506.0	24.0	23.12%	6%	221.4
Fund V	8/2016	20.10%	459.6	60.4	20.10%	6%	121.6

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share.
(b)
Amount represents the current economic ownership as of June 30, 2024, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.

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

Segment Reporting

The Company renamed its historical Funds segment as the Investment Management segment. No prior period information was recast and the designation change did not impact the Company’s condensed consolidated financial statements. Refer to Note 12.

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 provides for additional disclosures as it relates to the Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the CODM and how these measures are used to allocate resources and assess segment performance. The amendments in ASU 2023-07 will also apply to entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. The Company is evaluating the impact of this update on its disclosures and will adopt the amendments in its December 31, 2024 Annual Report on Form 10-K.

In March 2024, the SEC issued final climate-disclosure rules to enhance and standardize climate-related disclosures by public companies. With regards to financial statements, the rules requires disclosure of (i) capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, subject to applicable 1% and de minimis disclosure thresholds; (ii) capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates (RECs) if used as a material component of a company’s plans to achieve its disclosed climate-related targets or goals; and (iii) if the estimates and assumptions the Company uses to produce the financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted. The rules are effective for annual periods beginning January 1, 2025 and are to be applied prospectively. On April 4, 2024, the SEC voluntarily stayed the rules pending judicial review as a result of litigation. The Company is continuing to review the final rule and monitoring the litigation progress for possible impacts on the disclosure requirements and will adopt the required disclosures in their effective periods.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	June 30,	December 31,
	2024	2023

Land	$849,524	$872,228
Buildings and improvements	3,106,413	3,128,650
Tenant improvements	283,309	257,955
Construction in progress	21,023	23,250
Right-of-use assets - finance leases (Note 11)	58,637	58,637
Total	4,318,906	4,340,720
Less: Accumulated depreciation and amortization	(871,994)	(823,439)
Operating real estate, net	3,446,912	3,517,281
Real estate under development	101,802	94,799
Net investments in real estate	$3,548,714	$3,612,080

Acquisitions

During the six months ended June 30, 2024, the Company did not acquire any retail properties and other real estate investments.

Dispositions

During the six months ended June 30, 2024, The Company disposed of the following properties and other real estate investments:

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale
2024 Dispositions
2208-2216 Fillmore Street - San Francisco, CA	Fund IV	4/3/2024	$9,777	$1,239
2207 Fillmore Street - San Francisco, CA	Fund IV	4/3/2024	4,283	1,130
Shops at Grand - Queens, NY	Core	5/16/2024	48,250	(2,213)
Canton Marketplace (Outparcel) - Canton, GA	Fund V	6/28/2024	2,200	601
Total 2024 Dispositions (a)			$64,510	$757
(a)
During the six months ended June 30, 2024, the Company recorded a $1.2 million loss related to a Fund IV property that was sold in 2019 in connection with a post-closing dispute.

On May 16, 2024, the Company sold a 95% interest in the Shops at Grand property located in Queens, NY for $48.3 million and retained a 5% ownership interest through an investment in a newly formed joint venture which was fair valued at $2.4 million. As a result of the transaction, the Company deconsolidated the property and accounted for its interest under the equity method of accounting effective May 16, 2024 as it no longer controls the investment (Note 4). The Company recognized a loss on deconsolidation of $2.2 million related to transaction costs, which is included in the Gain on disposition of properties in the Condensed and Consolidated Statements of Operations.

Properties Held for Sale

The Company had one property classified as held for sale as of December 31, 2023. The property as of December 31, 2023 was moved to Investments in real estate, at cost during the first quarter of 2024, as the Company no longer believes it is probable the asset will be disposed within the next twelve months.

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2024		Six Months Ended June 30, 2024			June 30, 2024
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$66,083	$—	$5,893	$—	2	71,976
Fund III	1	28,716	—	1,110	—	1	29,826
Total	3	$94,799	$—	$7,003	$—	3	$101,802

The number of properties in the table above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. As of June 30, 2024, consolidated development projects included: portions of the Henderson 1 & 2 Portfolio in the Core Portfolio, and Broad Hollow Commons in Fund III.

During the six months ended June 30, 2024, the Company did not place any assets into service.

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

	June 30,	December 31,	June 30, 2024
Description	2024	2023	Number	Maturity Date	Interest Rate
Core Portfolio (a)	$128,173	$126,228	6	Apr 2020 - Dec 2027	4.65% - 12.00%
Allowance for credit losses	(1,520)	(1,279)
Notes receivable, net	$126,653	$124,949	6

(a)
Includes one note receivable from an OP Unit holder, with a balance of $6.0 million as of December 31, 2023. The note was paid off during the six months ended June 30, 2024.

Changes in the Company’s credit allowance were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023

Allowance for credit losses as of beginning of periods	$1,279	$834
Provision of loan losses	241	65
Total - credit losses and reserves	$1,520	$899

Due to the lack of comparability across the Structured Financing portfolio, each note was evaluated separately. As a result, the Company did not elect the collateral-dependent allowance for credit losses practical expedient for five of its notes with a total amortized cost of $132.8 million, inclusive of accrued interest of $22.4 million, for which an allowance for credit losses has been recorded aggregating $1.5 million as of June 30, 2024. For one note in this portfolio, aggregating $21.6 million, inclusive of accrued interest of $3.8 million as of June 30, 2024, the Company has elected to apply the practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) and did not establish an allowance for credit losses because (i) this note is a collateral-dependent note, which due to their settlement terms is not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) as of June 30, 2024, the Company determined that the estimated fair value of the collateral at the expected realization date for this loans was sufficient to cover the carrying value of its investments in this note receivable.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

One Core Portfolio note aggregating $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default as of June 30, 2024 and December 31, 2023. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable loan documents and otherwise. The Company has determined that the collateral for this loan is sufficient to cover the loan’s carrying value as of June 30, 2024 and December 31, 2023.

During the six months ended June 30, 2024, the Company:

•
originated one Core note receivable of $7.6 million to a related party, which is secured by the borrower’s equity interest in the Renaissance Portfolio, 1238 Wisconsin Avenue, and another Georgetown property, bears interest at 12% and matures on December 31, 2025;
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	June 30,	December 31,
Portfolio	Property	June 30, 2024	2024	2023

Core:	Renaissance Portfolio	20%	$30,203	$30,745
	Gotham Plaza	49%	30,616	30,772
	Georgetown Portfolio (a)	50%	4,211	4,230
	1238 Wisconsin Avenue (a, b)	80%	19,169	19,719
	840 N. Michigan Avenue (c)	91.85%	22,384	15,761
			106,583	101,227
Investment Management:
Fund IV:	Fund IV Other Portfolio	90%	5,510	5,221
	650 Bald Hill Road	90%	9,767	9,486
	Paramus Plaza (d)	50%	4,133	70
			19,410	14,777

Fund V:	Family Center at Riverdale (c)	89.42%	1,847	2,552
	Tri-City Plaza	90%	5,363	6,452
	Frederick County Acquisitions	90%	12,365	11,345
	Wood Ridge Plaza	90%	10,014	10,313
	La Frontera Village	90%	15,638	17,483
	Shoppes at South Hills	90%	10,426	11,707
	Mohawk Commons	90%	14,728	16,434
			70,381	76,286

Other:	Shops at Grand	5%	2,441	—

Various:	Due from (to) Related Parties		299	396
	Other (e)		4,296	4,554
	Investments in and advances to unconsolidated affiliates		$203,410	$197,240

Core:	Crossroads (f)	49%	$7,301	$7,982
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$7,301	$7,982

(a)
Represents a variable interest entity (“VIE”) for which the Company is not the primary beneficiary (Note 15).
(b)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of June 30, 2024 and December 31, 2023 the note receivable from a related party had a balance of $12.8 million, net of an allowance for credit losses of $0.2 million, as of each period. The loan is collateralized by the venture members' equity interest in the entity that holds the 1238 Wisconsin development property, bears interest at Prime + 1.0% subject to a 4.5% floor and matures on December 28, 2024.
(c)
Represents a tenancy-in-common interest.
(d)
As of June 30, 2024, the investment balance relates to undistributed proceeds from the disposition of the property. These proceeds were distributed to Fund IV in July 2024.
(e)
Includes cost-method investments in Fifth Wall.
(f)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.

During the six months ended June 30, 2024, the Company:

•
retained a 5% interest through an investment in a newly formed joint venture, Shops at Grand, which was fair valued at $2.4 million upon deconsolidation (Note 2);
•
through Fund IV, sold its investment in Paramus Plaza for $36.8 million and repaid the related $27.9 million mortgage loan. Fund IV recognized a gain of $4.1 million of which the Company’s proportionate share was $1.0 million; and

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
extended the maturity date on a property mortgage loan at Gotham Plaza to September 2, 2024, which had an outstanding balance of $17.1 million.

Fees earned from and paid to Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.3 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.2 for the six months ended June 30, 2024 and 2023, respectively, which are included in Other revenues in the Condensed Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to affiliates of $1.1 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates that were held as of June 30, 2024 (in thousands):

	June 30,	December 31,
	2024	2023
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$734,373	$723,411
Real estate under development	-	—
Other assets	128,786	125,699
Total assets	$863,159	$849,110
Liabilities and partners’ equity:
Mortgage notes payable	$630,882	$662,552
Other liabilities	89,409	100,270
Partners’ equity	142,868	86,288
Total liabilities and partners’ equity	$863,159	$849,110

Company's share of accumulated equity	$136,176	$128,690
Basis differential	51,336	51,824
Deferred fees, net of portion related to the Company's interest	4,002	3,794
Amounts receivable/payable by the Company	299	396
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	191,813	184,704
Investments carried at fair value or cost	4,296	4,554
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	7,301	7,982
Investments in and advances to unconsolidated affiliates	$203,410	$197,240

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Combined and Condensed Statements of Operations
Total revenues	$28,180	$28,667	$56,184	$56,885
Operating and other expenses	(10,149)	(8,708)	(20,135)	(17,349)
Interest expense	(10,205)	(9,901)	(20,619)	(19,134)
Depreciation and amortization	(10,129)	(11,233)	(21,795)	(20,134)
Gain on extinguishment of debt	853	—	2,011	—
Impairment of Investment	(288)	—	(288)	—
Gain on disposition of property	8,519	—	8,519	—
Net income (loss) attributable to unconsolidated affiliates	$6,781	$(1,175)	$3,877	$268

Company’s share of equity in net earnings (losses) of unconsolidated affiliates	$4,724	$(1,190)	$4,656	$(914)
Basis differential amortization	(244)	(247)	(488)	(494)
Company’s equity in earnings (losses) of unconsolidated affiliates	$4,480	$(1,437)	$4,168	$(1,408)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	June 30,	December 31,
(in thousands)	2024	2023
Other Assets, Net:
Lease intangibles, net (Note 6)	$86,429	$100,594
Derivative financial instruments (Note 8)	40,338	28,989
Deferred charges, net (A)	36,071	31,074
Accrued interest receivable (Note 3)	28,768	25,553
Prepaid expenses	13,242	15,204
Due from seller	2,343	2,631
Income taxes receivable	1,472	1,141
Deposits	1,816	575
Corporate assets, net	740	924
Other receivables	2,560	1,775
	$213,779	$208,460

(A) Deferred Charges, Net:
Deferred leasing and other costs	$77,445	$73,908
Deferred financing costs related to line of credit	12,111	9,829
	89,556	83,737
Accumulated amortization	(53,485)	(52,663)
Deferred charges, net	$36,071	$31,074

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$69,414	$73,994
Accounts payable and accrued expenses	62,198	61,425
Deferred income	36,086	34,386
Tenant security deposits, escrow and other	13,988	17,939
Lease liability - finance leases, net (Note 11)	32,649	32,739
Derivative financial instruments (Note 8)	3,760	8,892
	$218,095	$229,375

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Condensed Consolidated Balance Sheets and summarized as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$323,051	$(243,503)	$79,548	$327,484	$(234,808)	$92,676
Above-market rent	26,290	(19,409)	6,881	27,294	(19,376)	7,918
	$349,341	$(262,912)	$86,429	$354,778	$(254,184)	$100,594

Amortizable Intangible Liabilities
Below-market rent	$(184,029)	$114,873	$(69,156)	$(188,098)	$114,393	$(73,705)
Above-market ground lease	(671)	413	(258)	(671)	382	(289)
	$(184,700)	$115,286	$(69,414)	$(188,769)	$114,775	$(73,994)

The Company did not have any acquisitions of real estate or acquired lease intangibles. During the six months ended June 30, 2024, the Company:

•
recorded accelerated amortization related to below-market rent of $0.2 million and in-place lease intangible assets of $0.5 million, of which the Company's share was $0.2 million and $0.4 million, respectively, related to early tenant lease terminations; and
•
derecognized below-market rent of $0.7 million, of which the Company's share was $0.6 million, related to disposed properties (Note 2).

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2024 is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2024 (Remainder)	$2,408	$(11,088)	$29
2025	4,496	(17,774)	58
2026	4,446	(14,335)	58
2027	4,388	(11,066)	58
2028	4,472	(7,206)	55

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	June 30,	December 31,
	June 30, 2024	June 30, 2024	2024	2023
Mortgages Payable
Core	3.99% - 5.89%	Jul 2027 - Apr 2035	$181,099	$191,830
Fund II (a)	SOFR+2.61%	Aug 2025	137,485	137,485
Fund III	SOFR+3.75%	Oct 2025	33,000	33,000
Fund IV (b)	SOFR+2.25% - SOFR+3.33%	March 2025 - Jun 2028	109,484	115,925
Fund V	SOFR+1.80% - SOFR+2.85%	Jul 2024 - Jun 2028	500,144	458,960
Net unamortized debt issuance costs			(6,366)	(7,313)
Unamortized premium			223	240
Total Mortgages Payable			$955,069	$930,127

Unsecured Notes Payable
Core Term Loans (c)	SOFR+1.50% - SOFR+1.95%	Apr 2027 - Jul 2029	$650,000	$650,000
Fund V Subscription Line (d)			—	80,600
Net unamortized debt issuance costs			(5,687)	(3,873)
Total Unsecured Notes Payable			$644,313	$726,727

Unsecured Line of Credit
Revolving Credit Facility (c)	SOFR+1.35%	Apr 2028	$96,446	$213,287

Total Debt (e)(f)			$1,707,658	$1,881,087
Net unamortized debt issuance costs			(12,053)	(11,186)
Unamortized premium			223	240
Total Indebtedness			$1,695,828	$1,870,141

(a)
The Company has a total borrowing capacity of $198.0 million on the Fund II mortgage as of both June 30, 2024 and December 31, 2023.
(b)
Includes the outstanding balance on the Fund IV secured bridge facility of $36.2 million as of both June 30, 2024 and December 31, 2023.
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans as of June 30, 2024 and December 31, 2023.
(d)
Fund V paid off the subscription line and terminated the outstanding letters of credit during the six months ended June 30, 2024.
(e)
Includes $1,188.3 million and $1,249.8 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.14% to 4.69%.
(f)
Includes $151.2 million and $151.4 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rates ranged from 4.50% to 6.00%.

Unsecured Debt

Credit Facility

In April 2024, the Operating Partnership entered into a Third Amended and Restated Credit Agreement, with Bank of America, N.A., as administrative agent, to amend its existing senior unsecured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provides for an increase in the existing unsecured revolving credit facility (the “Revolver”) from $300.0 million to $350.0 million, which includes the capacity to issue letters of credit in an amount up to $60.0 million, and the extension of the term from June 29, 2025 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility also provides for the extension of the term on the existing $400.0 million unsecured term loan (“Term Loan”) from June 29, 2026 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility has an accordion feature to increase its capacity up to $900 million at the option of the Operating Partnership, subject to customary conditions. Borrowings under the Revolver and the Term Loan will accrue interest at a floating rate based on SOFR with margins based on leverage or credit rating. The Credit Facility is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9).

Revolving Credit Facility

As of June 30, 2024, the Revolver bears interest at SOFR + 1.35% and matures on April 15, 2028, subject to two six-month extension options. The outstanding balance and total available credit of the Revolver was $96.4 million and $253.6 million, respectively, as of June 30, 2024, reflecting no letters of credit outstanding. The outstanding balance and total available credit of the Revolver was $213.3 million and $86.7 million, respectively, as of December 31, 2023, reflecting no letters of credit outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Core Term Loans

As of June 30, 2024, the Term Loan bears interest at SOFR + 1.50% and matures on April 15, 2028.

The Operating Partnership has a $175.0 million term loan facility (the “$175.0 Million Term Loan”), with Bank of America, N.A. as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on April 6, 2027, and is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). As of June 30, 2024, the $175.0 Million Term Loan bears interest at SOFR + 1.60%.

The Operating Partnership has a $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A., as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on July 29, 2029, and is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). As of June 30, 2024, the $75.0 Million Term Loan bears interest at SOFR + 1.95%.

Mortgages and Other Notes Payable

During the six months ended June 30, 2024, the Company (amounts represent balances at the time of transactions):

•
repaid a Core mortgage loan totaling $7.3 million at maturity;
•
extended a Core mortgage loan of $60.0 million (excluding principal reductions of $2.5 million);
•
repaid the Fund V subscription line totaling $80.6 million;
•
entered into a new Fund mortgage loan of $43.4 million;
•
repaid two consolidated Fund mortgage loans of $6.4 million upon disposition of the properties (Note 2);
•
repaid a portion of one consolidated Fund mortgage loan of $1.5 million in connection with an outparcel disposition (Note 2);
•
extended two Fund mortgage loans totaling $67.7 million; and
•
made scheduled principal payments totaling $6.1 million.

A portion of the Company’s variable-rate mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

As of both June 30, 2024 and December 31, 2023, the Company’s mortgages were collateralized by 31 properties and the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was in compliance with its debt covenants as of June 30, 2024.

Fund IV also has an outstanding balance and total available credit on its secured bridge facility of $36.2 million and $0.0 million, respectively, as of both June 30, 2024 and December 31, 2023. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of June 30, 2024 are as follows (in thousands):

Year Ending December 31,	Principal Repayments
2024 (Remainder)	$214,585
2025	412,878
2026	56,911
2027	248,828
2028	678,250
Thereafter	96,206
1,707,658
Unamortized premium	223
Net unamortized debt issuance costs	(12,053)
Total indebtedness	$1,695,828

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of June 30, 2024. The Company has debt balances contractually due of $40.0 million in 2024, $327.3 million due in 2025, $27.4 million due in 2026 and $69.4 million in 2027, all of which the Company has available options to extend by up to 12 months, and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

8. Financial Instruments and Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument.

Marketable Equity Securities — The Company has an investment in marketable equity securities of Albertsons, which has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment. This investment was included in Marketable securities on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

Derivative Financial Instruments — The Company has derivative assets, which are included in Other assets, net on the Condensed Consolidated Balance Sheets, and are comprised of interest rate swaps and caps. The Company has derivative liabilities, which are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets and are comprised of interest rate swaps. The derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. See “Derivative Financial Instruments,” below.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable equity securities	$21,668	$—	$—	$33,284	$—	$—
Derivative financial instruments	—	40,338	—	—	28,989	—
Liabilities
Derivative financial instruments	—	(3,760)	—	—	(8,892)	—

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2024, and 2023.

Marketable Equity Securities

During the three months ended June 30, 2024, the Company sold 175,000 shares of Albertsons, generating net proceeds of $3.6 million. During the six months ended June 30, 2024, the Company sold 350,000 shares of Albertsons, generating net proceeds of $7.6 million. As of June 30, 2024, the Company held 1.1 million shares of Albertsons which had a fair value of $21.7 million.

During the three months ended June 30, 2024 and 2023, the Company recognized dividend income from marketable securities of $0.2 million and $0.2 million, of which the Company's share was $0.2 million and $0.2 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized dividend income from marketable securities of $0.3 million and $28.7 million, of which the Company's share was $0.3 million and $11.6 million, respectively. These amounts are included in Realized and unrealized holding (losses) gains on investments and other on the Company's Condensed Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents the realized and unrealized gain (loss) on marketable securities included in Realized and unrealized holding (losses) gains on investments and other on the Company's Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized gain on marketable securities, net	$3,586	$—	$7,580	$—
Less: previously recognized unrealized gains on marketable securities sold during the period	(3,586)	—	(7,580)	—
Unrealized (losses) gains on marketable securities still held as of the end of the period and through the disposition date on marketable securities sold during the period	(2,020)	1,713	(4,035)	(346)
(Loss) gain on marketable securities, net	$(2,020)	$1,713	$(4,035)	$(346)

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

The Company did not recognize any impairments of consolidated assets during the six months ended June 30, 2024, and 2023.

Redeemable Noncontrolling Interests

The Company has redeemable noncontrolling interests related to certain properties. The Company is required to periodically review these redeemable noncontrolling interests in order to compare the redemption value to the carrying value. See Note 10 for further discussion regarding these interests.

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (information is as of June 30, 2024, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	June 30, 2024	December 31, 2023
Core
Interest Rate Swaps	$175,000	Oct 2023	Jul 2027 - Jul 2029	4.59%	—	4.69%	Accounts payable and other liabilities	$(3,760)	$(8,807)
Interest Rate Swaps	681,000	May 2022 - May 2023	Mar 2025 - Jul 2030	1.98%	—	3.61%	Other Assets	34,303	22,675
	$856,000							$30,543	$13,868

Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$1,814	$634

Fund III
Interest Rate Cap	$33,000	Sep 2023	Oct 2025	5.50%	—	5.50%	Other Assets	$14	$26

Fund IV
Interest Rate Cap	$54,500	Dec 2023	Dec 2025	6.00%	—	6.00%	Other Assets	$14	$29

Fund V
Interest Rate Swaps	$341,944	Apr 2022 - Mar 2024	Sep 2024- Dec 2027	1.14%	—	4.49%	Other Assets	$3,981	$5,523
Interest Rate Caps	72,164	Aug 2023 - Feb 2024	Jan 2025 - Sep 2025	4.50%	—	5.00%	Other Assets	212	102
Interest Rate Swaps	—						Accounts payable and other liabilities	—	(85)
	$414,108							$4,193	$5,540

Total asset derivatives								$40,338	$28,989
Total liability derivatives								$(3,760)	$(8,892)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $22.9 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of June 30, 2024 and December 31, 2023, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2024		December 31, 2023
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$126,653	$126,647	$124,949	$124,789
City Point Loan (a)	3	66,741	66,674	66,741	66,017
Mortgage and Other Notes Payable (a)	3	961,212	947,938	937,200	921,563
Investment in non-traded equity securities (b)	3	4,141	4,141	4,398	4,702
Unsecured notes payable and Unsecured line of credit (c)	2	746,446	746,873	943,887	937,153

(a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and changes in interest rates. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 5.00% to 14.00% for the Company's notes receivable and City Point Loan, and 5.52% to 8.37% for the Company's mortgage and other notes payable, depending on the attributes of the specific loans.
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments (classified as Level 1) included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles as of June 30, 2024 and December 31, 2023.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $72.5 million of principal payment guarantees on various property mortgage loans and the Fund IV secured bridge facility (Note 7). As of June 30, 2024 and December 31, 2023, no amounts related to the guarantees were recorded as liabilities in the Company’s condensed consolidated financial statements. As of June 30, 2024, the Company had no Core or Fund letters of credit outstanding, and as of December 31, 2023, the Company had no Core letters of credit outstanding and had Fund letters of credit of $2.0 million outstanding. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

Additionally, in connection with the refinancing of the La Frontera Village mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V earned a fee from the joint venture for providing the guarantee. As of June 30, 2024, $0.2 million related to the guarantee was recorded as a liability in the Company’s condensed consolidated financial statements (Note 4).

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $11.5 million and $15.8 million, of which the Company’s share is $9.5 million and $12.5 million as of June 30, 2024 and December 31, 2023, respectively. The Company has committed client-related obligations for tenant improvements based on executed leases aggregating approximately $22.8 million and $25.7 million, of which the Company’s share is $13.6 million and $14.6 million, as of June 30, 2024 and December 31, 2023, respectively. The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

Forfeiture of Deposits

The Company entered into a purchase and sale agreement (together with subsequent amendments thereto) to sell its West Shore Expressway property in the Core Portfolio. At the request of the former potential buyer, the Company extended the closing date numerous times in exchange for additional non-refundable deposits and contributions towards the carrying costs of the property. The agreement terminated and expired by its terms in August 2023, and the deposit was forfeited to an affiliate of the Company, when, among other things, the former potential buyer failed to close on the property pursuant to the terms of the agreement. During the third quarter of 2023, the former potential buyer filed for Chapter 11 bankruptcy, which bankruptcy was dismissed during the fourth quarter of 2023, and as of March 31, 2024 is no longer subject to appeal. The Company recorded income of $3.5 million in Other revenues on the Condensed Consolidated Statements of Operations during the three months ended March 31 2024, related to the forfeiture of the non-refundable payments.

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

In addition to the ATM Program activity discussed below, the Company completed the following transactions in its Common Shares during the six months ended June 30, 2024:

•
The Company withheld 3,410 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $4.5 million in connection with Restricted Shares and Common OP Units (“Restricted Units”) (Note 13).

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs. The Company entered into its current $250.0 million ATM Program, which includes an optional “forward sale” component, in the first quarter of 2022. The Company had approximately $192.1 million of availability under the ATM program as of June 30, 2024. The Company did not sell or issue any Common Shares on a forward basis for the six months ended June 30, 2024 or 2023. The Company sold 1,739,288 Common Shares under its ATM Program during the six months ended June 30, 2024 generating $29.9 million of net proceeds after related issuance costs. No such sales were made during the six months ended June 30, 2023.

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the six months ended June 30, 2024 or 2023. Under the share repurchase program $122.5 million remains available as of June 30, 2024.

Dividends and Distributions

During the three months ended June 30, 2024 and 2023, the Company declared distributions on Common Shares/OP Units of $0.18 per Common Share/Unit. During the six months ended June 30, 2024 and 2023, the Company declared distributions on Common Shares/OP Units of $0.36 per Common Share/Unit in the aggregate.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of April 1, 2024	$92,707	$372,462	$465,169	$45,462
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,228)	—	(1,228)
Net income (loss) for the three months ended June 30, 2024	193	2,238	2,431	(2,292)
Conversion of 255,304 Common OP Units and 41,599 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(6,427)	—	(6,427)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	86	2,282	2,368	—
Reclassification of realized interest expense on swap agreements	(50)	(3,637)	(3,687)	—
City Point Loan accrued interest	—	—	—	(2,290)
Capital call receivable	—	6,153	6,153	—
Noncontrolling interest distributions	—	(7,960)	(7,960)	(6)
Employee Long-term Incentive Plan Unit Awards	2,473	—	2,473	—
Reallocation of noncontrolling interests (d)	(2,071)	—	(2,071)	—
Balance as of June 30, 2024	$85,683	$371,538	$457,221	$40,874

Balance as of April 1, 2023	$103,219	$355,962	$459,181	$63,269
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,341)	—	(1,341)	—
Net income (loss) for the three months ended June 30, 2023	697	(6,130)	(5,433)	(1,091)
Conversion of 54,040 Common OP Units to Common Shares by limited partners of the Operating Partnership	(901)	—	(901)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	1,169	7,867	9,036	—
Reclassification of realized interest expense on swap agreements	(54)	(3,583)	(3,637)	—
City Point Loan	—	—	—	(796)
City Point Loan accrued interest	—	—	—	(2,345)
Noncontrolling interest contributions	—	—	—	796
Noncontrolling interest distributions	—	(5,492)	(5,492)	—
Employee Long-term Incentive Plan Unit Awards	2,468	—	2,468	—
Reallocation of noncontrolling interests (d)	(1,444)	—	(1,444)	—
Balance as of June 30, 2023	$103,813	$348,624	$452,437	$59,833

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2024	$99,718	$346,582	$446,300	$50,339
Distributions declared of $0.36 per Common OP Unit and distributions on Preferred OP Units	(2,681)	—	(2,681)	—
Net income (loss) for the six months ended June 30, 2024	513	(5,654)	(5,141)	(4,846)
Conversion of 1,050,449 Common OP Units and 41,599 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(19,341)	—	(19,341)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	945	7,660	8,605	—
Reclassification of realized interest expense on swap agreements	(104)	(7,334)	(7,438)	—
City Point Loan accrued interest	—	—	—	(4,613)
Capital call receivable	—	—	—	—
Noncontrolling interest contributions	—	43,709	43,709	—
Noncontrolling interest distributions	—	(13,425)	(13,425)	(6)
Employee Long-term Incentive Plan Unit Awards	6,523	—	6,523	—
Reallocation of noncontrolling interests (d)	110	—	110	—
Balance at June 30, 2024	$85,683	$371,538	$457,221	$40,874

Balance at January 1, 2023	$99,554	$389,810	$489,364	$67,664
Distributions declared of $0.36 per Common OP Unit and distributions on Preferred OP Units	(2,684)	—	(2,684)	—
Net income (loss) for the six months ended June 30, 2023	1,614	3,670	5,284	(3,166)
Conversion of 91,433 Common OP Units to Common Shares by limited partners of the Operating Partnership	(1,533)	—	(1,533)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	255	6,520	6,775	—
Reclassification of realized interest expense on swap agreements	(99)	(6,258)	(6,357)	—
City Point Loan	—	—	—	(796)
City Point Loan accrued interest	—	—	—	(4,665)
Noncontrolling interest contributions	—	31,242	31,242	796
Noncontrolling interest distributions	—	(76,360)	(76,360)	—
Employee Long-term Incentive Plan Unit Awards	6,366	—	6,366	—
Reallocation of noncontrolling interests (d)	340	—	340	—
Balance at June 30, 2023	$103,813	$348,624	$452,437	$59,833

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,065,537 and 2,864,074 Common OP Units as of June 30, 2024 and 2023, respectively; (ii) 188 Series A Preferred OP Units as of both June 30, 2024 and 2023; (iii) 84,785 and 126,384 Series C Preferred OP Units as of June 30, 2024 and 2023, respectively; and (iv) 4,690,993 and 4,298,378 LTIP units as of June 30, 2024 and 2023, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and seven other subsidiaries.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value at a future date (“Williamsburg NCI”). As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of June 30, 2024, the Company determined there was no change in the fair value of the Williamsburg NCI.

City Point Loan

In August 2022, the Company provided a loan to other Fund II investors in City Point to fund the investors' pro rata contribution necessary to complete the refinancing of the City Point debt, of which $65.9 million was funded at closing ("City Point Loan"). The City Point Loan is collateralized by the investors' equity in City Point ("City Point NCI"). The City Point Loan, net of a $0.7 million allowance for credit loss as of June 30, 2024, is presented as a reduction of the City Point NCI balance. In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount. As of June 30, 2024, the Company determined that the carrying value of the City Point NCI exceeded the maximum redemption value and no adjustment was required.

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, either party may elect a buy-out right, where either the Company may purchase the venture partner’s interest, or the venture partner may sell its 3.0% interest in the partnership (the "8833 Beverly NCI") to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value. As of June 30, 2024, the redemption value of the 8833 Beverly NCI was $0.1 million. As of June 30, 2024, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

Preferred OP Units

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through June 30, 2024, 56,808 Series C Preferred OP Units were converted into 197,053 Common OP Units and then into Common Shares.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2024, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Leases

As Lessor

The Company has approximately 1,200 leases in the leasing of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, leased under long-term ground leases (see below) that expire at various dates through December 31, 2121, with renewal options. Certain leases may allow for the tenants to terminate the leases before the expiration of the lease term. Space in the properties is leased to tenants pursuant to agreements that generally provide for terms ranging from one month to sixty years and for additional rents based on certain operating expenses as well as tenants’ sales volumes.

The components of rental revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease revenue	$69,366	$73,102	$138,023	$137,984
Variable lease revenue	16,260	15,039	33,640	30,894
Total rental revenue	$85,626	$88,141	$171,663	$168,878

The scheduled future minimum rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) as of June 30, 2024, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues (a)
2024 (Remainder)	$122,128
2025	247,728
2026	225,695
2027	201,243
2028	171,544
Thereafter	670,820
Total	$1,639,158

(a)
Amount represents contractual lease maturities as of June 30, 2024 including any extension options that management determined were reasonably certain of exercise.

During the three and six months ended June 30, 2024 and 2023, no single tenant or property collectively comprised more than 10% of the Company’s consolidated total revenues.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As Lessee

The Company has properties in its portfolio that are currently owned by third parties. We also lease real estate for equipment and office space. We lease these properties pursuant to ground leases that provide us the right to operate each such property, and generally provide terms ranging from five months to 98 years.

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2024 (Remainder)	$2,723	$2,046
2025	5,402	2,536
2026	5,247	1,264
2027	4,450	1,264
2028	4,236	1,310
Thereafter	15,967	154,017
	38,025	162,437
Interest	(8,061)	(129,788)
Total	$29,964	$32,649

(a)
Minimum rental payments include $8.1 million of interest related to operating leases and $129.8 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

Additional disclosures regarding the Company’s leases as lessee are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$354	225	$603	$451
Interest on lease liabilities	512	108	1,034	214
Subtotal	866	333	1,637	665
Operating lease cost	1,303	1,328	2,635	2,664
Variable lease cost	69	73	144	144
Total lease cost	$2,238	$1,734	$4,416	$3,473

Other Information
Weighted-average remaining lease term - finance leases (years)			58.1	31.6
Weighted-average remaining lease term - operating leases (years)			9.4	13.3
Weighted-average discount rate - finance leases			6.5%	6.3%
Weighted-average discount rate - operating leases			5.1%	5.1%

12. Segment Reporting

The Company has three reportable segments: Core Portfolio, Investment Management, and Structured Financing. The Company’s Core Portfolio segment consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company’s Investment Management segment holds primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable which are held within the Core Portfolio or Investment Management (Note 3). Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s condensed consolidated financial statements and are not presented in the Company’s segments.

The Company renamed its historical Funds segment as the Investment Management segment. No prior period information was recast and the designation change did not impact the Company’s condensed consolidated financial statements. Refer to Note 1.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth certain segment information for the Company (in thousands):

	For the Three Months Ended June 30, 2024
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Total Revenues	$48,895	$38,359	$—	$—	$87,254
Depreciation and amortization expenses	(17,966)	(16,315)	—	—	(34,281)
General and administrative expenses	—	—	—	(10,179)	(10,179)
Property operating expenses, other operating and real estate taxes	(14,379)	(11,383)	—	—	(25,762)
Loss (gain) on disposition of properties	(2,213)	2,970	—	—	757
Operating income	14,337	13,631	—	(10,179)	17,789
Equity in earnings of unconsolidated affiliates	640	3,840	—	—	4,480
Interest income	—	—	5,413	—	5,413
Realized and unrealized holding (losses) gains on investments and other	(2,155)	—	(209)	—	(2,364)
Interest expense	(9,940)	(13,641)	—	—	(23,581)
Income (loss) from continuing operations before income taxes	2,882	3,830	5,204	(10,179)	1,737
Income tax provision	—	—	—	(155)	(155)
Net income	2,882	3,830	5,204	(10,334)	1,582
Net loss attributable to redeemable noncontrolling interests	—	2,292	—	—	2,292
Net income attributable to noncontrolling interests	(194)	(2,237)	—	—	(2,431)
Net income attributable to Acadia shareholders	$2,688	$3,885	$5,204	$(10,334)	$1,443

	For the Three Months Ended June 30, 2023
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Total Revenues	$56,376	$33,572	$—	$—	$89,948
Depreciation and amortization expenses	(20,035)	(14,021)	—	—	(34,056)
General and administrative expenses	—	—	—	(10,643)	(10,643)
Property operating expenses, other operating and real estate taxes	(15,055)	(10,536)	—	—	(25,591)
Operating income	21,286	9,015	—	(10,643)	19,658
Equity in earnings (losses) of unconsolidated affiliates	924	(2,361)	—	—	(1,437)
Interest income	—	—	4,970	—	4,970
Realized and unrealized holding gains (losses) on investments and other	1,815	—	—	—	1,815
Interest expense	(10,990)	(11,099)	—	—	(22,089)
Income (loss) from continuing operations before income taxes	13,035	(4,445)	4,970	(10,643)	2,917
Income tax provision	—	—	—	(165)	(165)
Net income (loss)	13,035	(4,445)	4,970	(10,808)	2,752
Net loss attributable to redeemable noncontrolling interests	—	1,091	—	—	1,091
Net (income) loss attributable to noncontrolling interests	(735)	6,168	—	—	5,433
Net income attributable to Acadia shareholders	$12,300	$2,814	$4,970	$(10,808)	$9,276

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Six Months Ended June 30, 2024
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Total Revenues	$102,433	$76,177	$—	$—	$178,610
Depreciation and amortization expenses	(36,232)	(32,989)	—	—	(69,221)
General and administrative expenses	—	—	—	(19,947)	(19,947)
Property operating expenses, other operating and real estate taxes	(32,298)	(24,906)	—	—	(57,204)
Loss (gain) on disposition of properties	(2,213)	1,772	—	—	(441)
Operating income	31,690	20,054	—	(19,947)	31,797
Equity in earnings of unconsolidated affiliates	2,747	1,421	—	—	4,168
Interest income	—	—	10,651	—	10,651
Realized and unrealized holding (losses) gains on investments and other	(4,018)	—	(397)	—	(4,415)
Interest expense	(19,977)	(27,313)	—	—	(47,290)
Income (loss) from continuing operations before income taxes	10,442	(5,838)	10,254	(19,947)	(5,089)
Income tax provision	—	—	—	(186)	(186)
Net income (loss)	10,442	(5,838)	10,254	(20,133)	(5,275)
Net loss attributable to redeemable noncontrolling interests	—	4,846	—	—	4,846
Net (income) loss attributable to noncontrolling interests	(563)	5,704	—	—	5,141
Net income attributable to Acadia shareholders	$9,879	$4,712	$10,254	$(20,133)	$4,712

Real estate at cost (a)	$2,616,224	$1,804,484	$—	$—	$4,420,708
Total assets (a)	$2,543,067	$1,581,318	$126,653	$—	$4,251,038
Cash paid for development and property improvement costs	$29,023	$8,389	$—	$—	$37,412

	As of or for the Six Months Ended June 30, 2023
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Total Revenues	$106,172	$65,615	$—	$—	$171,787
Depreciation and amortization expenses	(38,694)	(28,535)	—	—	(67,229)
General and administrative expenses	—	—	—	(20,589)	(20,589)
Property operating expenses, other operating and real estate taxes	(31,164)	(21,039)	—	—	(52,203)
Operating income	36,314	16,041	—	(20,589)	31,766
Equity in earnings (losses) of unconsolidated affiliates	2,723	(4,131)	—	—	(1,408)
Interest income	—	—	9,788	—	9,788
Realized and unrealized holding gains on investments and other	3,393	24,995	184	—	28,572
Interest expense	(21,660)	(22,016)	—	—	(43,676)
Income (loss) from continuing operations before income taxes	20,770	14,889	9,972	(20,589)	25,042
Income tax provision	—	—	—	(288)	(288)
Net income	20,770	14,889	9,972	(20,877)	24,754
Net loss attributable to redeemable noncontrolling interests	—	3,166	—	—	3,166
Net income attributable to noncontrolling interests	(1,637)	(3,647)	—	—	(5,284)
Net income attributable to Acadia shareholders	$19,133	$14,408	$9,972	$(20,877)	$22,636

Real estate at cost (a)	$2,613,206	$1,669,773	$—	$—	$4,282,979
Total assets (a)	$2,580,565	$1,499,692	$123,902	$—	$4,204,159
Cash paid for development and property improvement costs	$15,560	$15,010	$—	$—	$30,570

(a)
Total assets for the Investment Management segment include $549.3 million and $672.7 million related to Fund II’s City Point property as of June 30, 2024 and 2023, respectively.

13. Share Incentive and Other Compensation

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share Incentive Plan

In March and May of 2020, respectively, the Board and the Company’s shareholders, approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the number of Common Shares authorized for issuance by 2,650,000 shares to an aggregate of 2,829,953 shares. On March 22, 2023 and May 4, 2023, respectively, the Board and the Company’s shareholders approved the Amended and Restated 2020 Share Incentive Plan (the "Amended and Restated 2020 Plan") which further increased the number of Common Shares authorized for issuance by 3,100,000 to an aggregate of 3,883,564 shares. In this report, references to issuances, compensation arrangements and expenses under the Amended and Restated 2020 Plan include issuances, compensation arrangements and expenses under the originally adopted 2020 Plan, as applicable. The 2020 Plan and the Amended and Restated 2020 Plan authorize the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. As of June 30, 2024 a total of 3,048,027 shares remained available to be issued under the Amended and Restated 2020 Plan.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested as of December 31, 2022	92,735	$17.31	1,465,398	$18.59
Granted	70,629	14.11	780,193	15.00
Vested	(41,268)	19.09	(354,343)	20.35
Forfeited	(8,187)	21.07	(92,589)	30.78
Unvested as of December 31, 2023	113,909	14.41	1,798,659	16.03
Granted	49,756	17.06	766,508	16.19
Vested	(55,947)	17.20	(373,844)	19.36
Forfeited	(302)	22.53	(62,502)	26.47
Unvested as of June 30, 2024	107,416	$14.16	2,128,821	$15.19

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2024 and the year ended December 31, 2023 were $16.24 and $14.93, respectively. As of June 30, 2024, there was $22.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested during the six months ended June 30, 2024 and the year ended December 31, 2023, was $1.0 million and $0.8 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the six months ended June 30, 2024 and the year ended December 31, 2023, was $7.2 million and $7.2 million, respectively.

Restricted Shares and LTIP Units - Employees

During the six months ended June 30, 2024, the Company issued 727,429 LTIP Units and 26,308 restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan. These awards were measured at their fair value on the grant date, incorporating the following factors:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $12.1 million for the six months ended June 30, 2024 and $11.5 million for the year ended December 31, 2023. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $2.4 million and $2.8 million for the three months ended June 30, 2024, and 2023, respectively, and $4.5 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the six months ended June 30, 2024, the Company issued 39,079 LTIP Units and 23,448 Restricted Share Units to Trustees of the Company. The Restricted Share Units do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $0.5 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value as of each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of June 30, 2024 or December 31, 2023.

For the six months ended June 30, 2024, the Company did not recognize any compensation expense under the Program related to Funds III and V. For the six months ended June 30, 2023, the Company recognized $0.2 million of compensation expense under the Program related to Funds III and V.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Plans

On a combined basis, the Company incurred a total of $0.3 million of compensation expense related to the following employee benefit plans for each of the six months ended June 30, 2024 and 2023, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 7,811 and 8,114 Common Shares were purchased by employees under the Purchase Plan for the six months ended June 30, 2024 and 2023, respectively, and 167,655 shares remained available to be issued under the Purchase Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to Acadia shareholders	$1,443	$9,276	$4,712	$22,636
Less: earnings attributable to unvested participating securities	(290)	(247)	(577)	(490)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$1,153	$9,029	$4,135	$22,146

Denominator:
Weighted average shares for basic earnings per share	103,592,238	95,259,924	102,859,977	95,224,901
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—	—
Employee unvested restricted shares	—	—	—	—
Weighted average shares for diluted earnings per share	103,592,238	95,259,924	102,859,977	95,224,901

Basic earnings per Common Share from continuing operations attributable to Acadia	$0.01	$0.09	$0.04	$0.23
Diluted earnings per Common Share from continuing operations attributable to Acadia	$0.01	$0.09	$0.04	$0.23

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	84,785	126,384	84,785	126,384
Series C Preferred OP Units - Common share equivalent	294,390	438,831	294,390	438,831
Restricted shares	82,410	96,143	82,410	96,143

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which the Company is the primary beneficiary. As of June 30, 2024 and December 31, 2023, the Company has identified seven consolidated VIEs, including the Operating Partnership and the Funds. Excluding the Operating Partnership and the Funds, the VIEs consisted of three in-service core properties: the Williamsburg Portfolio, 239 Greenwich Avenue, and 8833 Beverly Boulevard. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. The Company consolidates these VIEs because it is the primary beneficiary in which the Company has (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance, and (ii) the obligation to absorb the entity's losses or receive benefits from the entity that could potentially be significant to the entity. The third parties’ interests in these consolidated entities are reflected as noncontrolling interests and redeemable noncontrolling interests in the accompanying condensed consolidated financial statements and in Note 10.

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

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, substantially all of the assets and liabilities on the Condensed Consolidated Balance Sheets represent the assets and liabilities of the Operating Partnership. As of June 30, 2024 and December 31, 2023, the Condensed Consolidated Balance Sheets include the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(in thousands)	June 30, 2024	December 31, 2023
VIE ASSETS
Operating real estate, net	$1,654,533	$1,679,779
Real estate under development	29,964	28,851
Investments in and advances to unconsolidated affiliates	91,070	92,802
Other assets, net	90,280	101,679
Right-of-use assets - operating leases, net	2,214	2,112
Cash and cash equivalents	20,719	10,787
Restricted cash	10,768	7,048
Rents receivable, net	23,922	21,427
Total VIE assets (a)	$1,923,470	$1,944,485

VIE LIABILITIES
Mortgage and other notes payable, net	$800,269	$764,614
Unsecured notes payable, net	—	80,473
Accounts payable and other liabilities	128,053	127,162
Lease liability - operating leases, net	2,304	2,213
Total VIE liabilities (a)	$930,626	$974,462
(a)
As of June 30, 2024 and December 31, 2023, includes total VIE assets of $712.5 million and $721.2 million, respectively, and total VIE liabilities of $236.9 million and $234.7 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and are collateral under the respective mortgages and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

Unconsolidated VIEs

The Company holds variable interests in certain VIEs which are not consolidated. While the Company may be responsible for managing the day-to-day operations of these investees, it is not the primary beneficiary of these VIEs, as the Company does not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. The Company accounts for investments in these entities under the equity method (Note 4). As of June 30, 2024, the Company has determined that the following entities are unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company's involvement with these entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss in these entities is limited to: (i) the amount of the Company's equity investment and (ii) debt guarantees (Note 9). The Company's aggregate investment in the unconsolidated VIEs assets was $44.6 million and $45.8 million

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

as of June 30, 2024 and December 31, 2023, respectively. The Company's aggregate investment in unconsolidated VIEs liabilities was $39.3 million and $40.1 million as of June 30, 2024 and December 31, 2023, respectively.

16. Subsequent Events

On July 3, 2024, the Company acquired a shopping center, the Walk at Highwoods Preserve, located in Tampa, Florida for approximately $30.7 million, inclusive of transaction costs.

On July 30, 2024, the Company declared a cash dividend of $0.19 per Common Share, which is payable on October 15, 2024 to stockholders of record as of September 30, 2024.

On July 30, 2024, the Company entered an agreement to sell $100 million in aggregate principal amount of senior unsecured notes in a private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Acadia Realty Trust (the “Trust”, collectively with its consolidated subsidiaries, the “Company”), a Maryland real estate investment trust (“REIT”), is a fully-integrated equity REIT focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States. All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2024 and December 31, 2023, the Trust controlled approximately 96% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership.

We own and operate a high-quality core real estate portfolio ("Core" or "Core Portfolio") in the nation's most dynamic retail corridors, along with an investment management platform (“Investment Management”). As part of the Investment Management platform, we have active investments through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, “the Funds”).

Generally, we focus on the following strategies to enhance the value of our Company and provide long-term, profitable growth:

•
maximize internal growth of the Core Portfolio through constant optimization of tenant mix, time-sensitive and cost-effective re-tenanting, and active management of our properties;
•
pursue accretive acquisition opportunities for the Core Portfolio with a focus on high-growth, residentially-dense and destination urban retail shopping corridors;
•
capitalize on accretive development/redevelopment opportunities and re-tenanting activities in order to maximize the value of Core properties;
•
within Investment Management, pursue a wide range of investments in various co-investment vehicles while matching individual investments and return profiles with strategic institutional partners;
•
maintain a strong and flexible balance sheet to support our business activities through conservative financial practices while ensuring access to sufficient capital to fund future growth.

As of June 30, 2024, we own or have an ownership interest in 199 properties held through our Core Portfolio and Investment Management platform. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through the Investment Management platform. These properties primarily consist of street and urban retail, and suburban shopping centers. The Investment Management platform consists of investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses.

A summary of our wholly-owned and partially-owned retail properties and their physical occupancies as of June 30, 2024 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	3	36	576,799	84.3%
New York Metro	1	28	294,729	90.9%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Dallas Metro	2	14	121,386	89.3%
Washington DC Metro	—	32	357,842	83.8%
Boston Metro	—	1	1,050	100.0%
Suburban	3	25	3,906,516	93.2%
Total Core Portfolio	11	138	5,282,079	91.4%
Acadia Share of Total Core Portfolio	11	138	4,916,634	91.8%

Investment Management:
Fund II	—	1	536,055	76.8%
Fund III	1	1	4,637	77.6%
Fund IV	1	22	526,390	85.8%
Fund V	—	23	7,763,428	92.8%
Other	—	1	99,837	100.0%
Total Investment Management	2	48	8,930,347	91.5%
Acadia Share of Total Investment Management	2	48	1,932,495	89.9%

Total Core and Investment Management	13	186	14,212,426	91.5%
Acadia Share of Total Core and Investment Management	13	186	6,849,129	91.3%

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2024 AND SUBSEQUENT EVENTS

Segment Reporting

We renamed our historical Funds segment as the Investment Management segment. No prior period information was recast and the designation change did not impact our condensed consolidated financial statements. Refer to Note 12.

Investments

During the six months ended June 30, 2024, we deconsolidated one Core property, two consolidated Investment Management properties and one outparcel, and one unconsolidated investment, as follows:

•
On April 3, 2024, Fund IV sold its consolidated 2207 and 2208-2216 Fillmore Street properties for a total sales price of $14.1 million and repaid the related $6.4 million of debt at closing. Fund IV recognized a gain of $2.4 million, of which the Company’s proportionate share was $0.5 million (Note 2).
•
On May 16, 2024, we sold a 95% interest in the Shops at Grand property for a total of $48.3 million and retained a 5% ownership interest through an investment in a newly formed joint venture which was fair valued at $2.4 million. As we now have a noncontrolling interest, we recognized a loss on deconsolidation of $2.2 million related to transaction costs (Note 2).
•
On June 28, 2024, Fund V sold an outparcel at Canton Marketplace for $2.2 million and recognized a gain of $0.6 million, of which the Company’s proportionate share was $0.1 million (Note 2).
•
On June 28, 2024, Fund IV sold its unconsolidated Paramus Plaza property for a total of $36.8 million and repaid the related debt of $27.9 million. Fund IV recognized a gain of $4.1 million, of which the Company’s proportionate share was $1.0 million (Note 4).

In July 2024, the Company acquired a shopping center, the Walk at Highwoods Preserve, located in Tampa, Florida for $30.7 million, inclusive of transaction costs (Note 16).

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

During the six months ended June 30, 2024, we (Note 7):

•
repaid a Core mortgage loan totaling $7.3 million at maturity;
•
extended a Core mortgage loan of $60.0 million (excluding principal reductions of $2.5 million);
•
repaid the Fund V subscription line totaling $80.6 million;
•
entered into a new Investment Management mortgage loan of $43.4 million;
•
repaid two consolidated Investment Management mortgage loans of $6.4 million upon disposition of the properties (Note 2);
•
repaid a portion of one consolidated Investment Management mortgage loan of $1.5 million in connect with an outparcel disposition (Note 2);
•
extended two Investment Management mortgage loans totaling $67.7 million;
•
repaid one unconsolidated Investment Management mortgage loan of $27.9 million upon disposition of the property (Note 4); and
•
made scheduled principal payments totaling $6.1 million.

Structured Financing Investments

During the six months ended June 30, 2024, we originated one Core note receivable of $7.6 million to a related party, which is collateralized by the borrower’s equity interest in various partnerships, bears interest at 12% and matures on December 31, 2025.

Common Shares

During the six months ended June 30, 2024, we sold 1,739,288 Common Shares under our ATM Program generating $29.9 million of net proceeds after related issuance costs (Note 10).

Economic and Other Considerations

In recent years, inflation levels were elevated resulting in increased costs for certain goods and services and cost of borrowing. Inflation began to decrease in the second quarter of 2023 but still remains at elevated levels compared to the years preceding 2021. Most of our leases include contractual rent escalations and require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. We also continue to see rising consumer confidence and we expect to continue to add value to our portfolio by executing on our current leasing momentum, our active development and redevelopment projects, and leasing pipeline.

In response to the rising rate of inflation, the Federal Reserve raised benchmark interest rates, resulting in an increase in the cost of borrowing, which could remain at elevated levels in the near-term and long-term. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes such as SOFR and the Prime Rate and cost of borrowing. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements, which qualify for, and are designated as, hedging instruments. Except for increased interest costs, we have not experienced any material negative impacts at this time, and we intend to actively manage our business to respond to the ongoing economic and social impact from such events.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments: Core Portfolio (“Core”), Investment Management (“IM”) and Structured Financing (“SF”).

Comparison of Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The results of operations by reportable segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	June 30, 2024				June 30, 2023				Increase (Decrease)
	Core	IM	SF	Total	Core	IM	SF	Total	Core	IM	SF	Total
Revenues	$48.9	$38.4	$—	$87.3	$56.4	$33.6	$—	$89.9	$(7.5)	$4.8	$—	$(2.6)
Depreciation and amortization	(18.0)	(16.3)	—	(34.3)	(20.0)	(14.0)	—	(34.1)	(2.0)	2.3	—	0.2
Property operating expenses and real estate taxes	(14.4)	(11.4)	—	(25.8)	(15.1)	(10.5)	—	(25.6)	(0.7)	0.9	—	0.2
General and administrative expenses	—	—	—	(10.2)	—	—	—	(10.6)	—	—	—	(0.4)
(Loss) gain on disposition of properties	(2.2)	3.0	—	0.8	—	—	—	—	(2.2)	3.0	—	0.8
Operating income	14.3	13.6	—	17.8	21.3	9.0	—	19.7	(7.0)	4.6	—	(1.9)
Equity in earnings (losses) of unconsolidated affiliates	0.6	3.8	—	4.5	0.9	(2.4)	—	(1.4)	(0.3)	6.2	—	5.9
Interest income	—	—	5.4	5.4	—	—	5.0	5.0	—	—	0.4	0.4
Realized and unrealized holding (losses) gains on investments and other	(2.2)	—	(0.2)	(2.4)	1.8	—	—	1.8	(4.0)	—	(0.2)	(4.2)
Interest expense	(9.9)	(13.6)	—	(23.6)	(11.0)	(11.1)	—	(22.1)	(1.1)	2.5	—	1.5
Income (loss) from continuing operations before income taxes	2.9	3.8	5.2	1.7	13.0	(4.4)	5.0	2.9	10.1	(8.2)	(0.2)	1.2
Income tax provision	—	—	—	(0.2)	—	—	—	(0.2)	—	—	—	—
Net income (loss)	2.9	3.8	5.2	1.6	13.0	(4.4)	5.0	2.8	(10.1)	8.2	0.2	(1.2)
Net loss attributable to redeemable noncontrolling interests	—	2.3	—	2.3	—	1.1	—	1.1	—	1.2	—	1.2
Net (income) loss attributable to noncontrolling interests	(0.2)	(2.2)	—	(2.4)	(0.7)	6.2	—	5.4	0.5	(8.4)	—	(7.8)
Net income attributable to Acadia	$2.7	$3.9	$5.2	$1.4	$12.3	$2.8	$5.0	$9.3	$(9.6)	$1.1	$0.2	$(7.9)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $9.6 million for the three months ended June 30, 2024 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio decreased $7.5 million for the three months ended June 30, 2024 compared to the prior year period primarily due to the accelerated amortization of a below market lease for a bankrupt tenant in 2023.

Depreciation and amortization for our Core Portfolio decreased $2.0 million for the three months ended June 30, 2024 compared to the prior year period primarily due to the acceleration of in-place lease intangible assets for a bankrupt tenant in 2023.

Loss on disposition of property for our Core Portfolio relates to the deconsolidation of the Shops at Grand property in 2024 (Note 2).

Realized and unrealized holding (losses) gains on investments and other for our Core Portfolio decreased $4.0 million for the three months ended June 30, 2024 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the Investment in Albertsons (Note 8).

Interest expense for our Core Portfolio decreased $1.1 million for the three months ended June 30, 2024 compared to the prior year period primarily due to lower average outstanding borrowings in 2024.

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Investment Management segment are depicted in the table above under the headings labeled “IM.” Segment net income attributable to Acadia for Investment Management increased $1.1 million for the three months ended June 30, 2024 compared to the prior year period as a result of the changes described below.

Revenues for Investment Management increased $4.8 million for the three months ended June 30, 2024 compared to the prior year period primarily due to property acquisitions in the second half of 2023.

Depreciation and amortization for Investment Management increased $2.3 million for the three months ended June 30, 2024 compared to the prior year period primarily due to property acquisitions in the second half of 2023.

Gain on disposition of properties for Investment Management increased $3.0 million for the three months ended June 30, 2024 compared to the prior year period due to the sale of two properties at Fund IV and an outparcel at Fund V (Note 2).

Equity in earnings (losses) of unconsolidated affiliates for Investment Management increased $6.2 million for the three months ended June 30, 2024 compared to the prior year period primarily due to the gain on sale of Paramus Plaza in 2024 (Note 4).

Interest expense for Investment Management increased $2.5 million for the three months ended June 30, 2024 compared to the prior year period primarily due to higher average interest rates in 2024.

Net (income) loss attributable to noncontrolling interests for Investment Management decreased $8.4 million for the three months ended June 30, 2024 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $2.4 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

The results of operations by reportable segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended				Six Months Ended
	June 30, 2024				June 30, 2023				Increase (Decrease)
	Core	IM	SF	Total	Core	IM	SF	Total	Core	IM	SF	Total
Revenues	$102.4	$76.2	$—	$178.6	$106.2	$65.6	$—	$171.8	$(3.8)	$10.6	$—	$6.8
Depreciation and amortization	(36.2)	(33.0)	—	(69.2)	(38.7)	(28.5)	—	(67.2)	(2.5)	4.5	—	2.0
Property operating expenses and real estate taxes	(32.3)	(24.9)	—	(57.2)	(31.2)	(21.0)	—	(52.2)	1.1	3.9	—	5.0
General and administrative expenses	—	—	—	(19.9)	—	—	—	(20.6)	—	—	—	(0.7)
(Loss) gain on disposition of properties	(2.2)	1.8	—	(0.4)	—	—	—	—	(2.2)	1.8	—	(0.4)
Operating income (loss)	31.7	20.1	—	31.8	36.3	16.0	—	31.8	(4.6)	4.1	—	—
Equity in earnings (losses) of unconsolidated affiliates	2.7	1.4	—	4.2	2.7	(4.1)	—	(1.4)	—	5.5	—	5.6
Interest income	—	—	10.7	10.7	—	—	9.8	9.8	—	—	0.9	0.9
Realized and unrealized holding (losses) gains on investments and other	(4.0)	—	(0.4)	(4.4)	3.4	25.0	0.2	28.6	(7.4)	(25.0)	(0.6)	(33.0)
Interest expense	(20.0)	(27.3)	—	(47.3)	(21.7)	(22.0)	—	(43.7)	(1.7)	5.3	—	3.6
Income (loss) from continuing operations before income taxes	10.4	(5.8)	10.3	(5.1)	20.8	14.9	10.0	25.0	10.4	20.7	(0.3)	30.1
Income tax provision	—	—	—	(0.2)	—	—	—	(0.3)	—	—	—	0.1
Net income (loss)	10.4	(5.8)	10.3	(5.3)	20.8	14.9	10.0	24.8	(10.4)	(20.7)	0.3	(30.1)
Net loss attributable to redeemable noncontrolling interests	—	4.8	—	4.8	—	3.2	—	3.2	—	1.6	—	1.6
Net income attributable to noncontrolling interests	(0.6)	5.7	—	5.1	(1.6)	(3.6)	—	(5.3)	1.0	9.3	—	10.4
Net income (loss) attributable to Acadia	$9.9	$4.7	$10.3	$4.7	$19.1	$14.4	$10.0	$22.6	$(9.2)	$(9.7)	$0.3	$(17.9)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $9.2 million for the six months ended June 30, 2024 compared to the prior year period as a result of the changes further described below.

Revenues for our Core Portfolio decreased $3.8 million for the six months ended June 30, 2024 compared to the prior year period primarily due to $7.8 million accelerated amortization of a below market lease for a bankrupt tenant in 2023, offset by $3.5 million for the recognition of a forfeited deposit within Other revenues in the Condensed Consolidated Statements of Operations for a property previously under contract for sale in 2024.

Depreciation and amortization for our Core Portfolio decreased $2.5 million for the six months ended June 30, 2024 compared to the prior year period primarily due to the write-off of in-place lease intangible assets for a bankrupt tenant in 2023.

Property operating expenses and real estate taxes for our Core Portfolio increased $1.1 million for the six months ended June 30, 2024 compared to the prior year period primarily due to increased legal expense reserves in the current year.

Loss on disposition of property for our Core Portfolio relates to the deconsolidation of the Shops at Grand property in 2024 (Note 2).

Realized and unrealized holding (losses) gains on investments and other for our Core Portfolio decreased $7.4 million for the six months ended June 30, 2024 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the Investment in Albertsons (Note 8).

Interest expense for our Core Portfolio decreased $1.7 million for the six months ended June 30, 2024 compared to the prior year period due to lower average outstanding borrowings in 2024.

Net income attributable to noncontrolling interests for our Core Portfolio increased $1.0 million for the six months ended June 30, 2024 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Investment Management segment are depicted in the table above under the headings labeled “IM.” Segment net income attributable to Acadia for Investment Management decreased $9.7 million for the six months ended June 30, 2024 compared to the prior year period as a result of the changes described below.

Revenues for Investment Management increased $10.6 million for the six months ended June 30, 2024 compared to the prior year period primarily due to (i) $9.6 million from acquisitions in 2023, and (ii) $1.7 million from new tenant lease-up within Investment Management in 2023 and 2024.

Depreciation and amortization for Investment Management increased $4.5 million for the six months ended June 30, 2024 compared to the prior year period primarily due to property acquisitions in 2023.

Property operating expenses and real estate taxes for Investment Management increased $3.9 million for the six months ended June 30, 2024 compared to the prior year period primarily due to property acquisitions in 2023 and non-recurring property operating expenses within Investment Management.

(Loss) gain on disposition of property for Investment Management increased $1.8 million for the six months ended June 30, 2024 compared to the prior year period due to the $3.0 million gain on disposition of two properties at Fund IV and an outparcel at Fund V, offset by a $1.2 million loss related to a previously disposed property (Note 2).

Equity in earnings (losses) of unconsolidated affiliates for Investment Management increased $5.5 million for the six months ended June 30, 2024 compared to the prior year period primarily due to the gain on disposition of Paramus Plaza in 2024 (Note 4).

Realized and unrealized holding (losses) gains on investments and other for the Investment Management decreased $25.0 million for the six months ended June 30, 2024 compared to the prior year period primarily due to a $28.2 million increase in dividend income from Albertsons in 2023 offset by a $2.0 million mark-to-market loss in 2023 (Note 8).

Interest expense for Investment Management increased $5.3 million for the six months ended June 30, 2024 compared to the prior year period primarily due to higher average interest rates in 2024.

Net loss attributable to redeemable noncontrolling interests for Investment Management increased $1.6 million for the six months ended June 30, 2024 compared to the prior year period due to the receipt of past due rents for a tenant in 2023.

Segment net income attributable to Acadia for Investment Management decreased $9.7 million for the six months ended June 30, 2024 compared to the prior year period as a result of the changes described below. Net loss attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $4.7 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

NON-GAAP FINANCIAL MEASURES

Net Property Operating Income

The following discussion of net property operating income (“NOI”) and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. Investment Management invests primarily in properties that typically require significant leasing and development. Given that Investment Management is primarily comprised of finite-life investment vehicles, these properties are sold following stabilization. For these reasons, we believe NOI and rent spreads are not meaningful measures for our Investment Management investments.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Consolidated operating income	$17,789	$19,658	$31,797	$31,766
Add back:
General and administrative	10,179	10,643	19,947	20,589
Depreciation and amortization	34,281	34,056	69,221	67,229
Gain (loss) on disposition of properties	(757)	—	441	—

Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(2,869)	(13,088)	(7,477)	(15,330)
Consolidated NOI	58,623	51,269	113,929	104,254

Redeemable noncontrolling interest in consolidated NOI	(1,381)	(1,182)	(2,422)	(2,399)
Noncontrolling interest in consolidated NOI	(18,322)	(13,730)	(35,253)	(28,205)
Less: Operating Partnership's interest in Investment Management NOI included above	(6,132)	(4,765)	(11,473)	(9,802)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	2,251	4,141	6,212	8,100
Core Portfolio NOI	$35,039	$35,733	$70,993	$71,948

a)
Includes straight-line rent reserves. See Note 11 for additional information about straight-line rent reserves and adjustments for the periods presented.
b)
Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within Investment Management.

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties that we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Core Portfolio NOI	$35,039	$35,733	$70,993	$71,948
Less properties excluded from Same-Property NOI	(2,961)	(5,335)	(6,887)	(11,235)
Same-Property NOI	$32,078	$30,398	$64,106	$60,713

Percent change from prior year period	5.5%		5.6%

Components of Same-Property NOI:
Same-Property Revenues	$45,613	$43,275	$91,756	$87,057
Same-Property Operating Expenses	(13,535)	(12,877)	(27,650)	(26,344)
Same-Property NOI	$32,078	$30,398	$64,106	$60,713

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

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	18	18	40	40
GLA commencing	78,816	78,816	266,667	266,667
New base rent	$73.06	$77.31	$37.44	$38.94
Expiring base rent	$66.67	$62.84	$34.76	$33.11
Percent growth in base rent	9.6%	23.0%	7.7%	17.6%
Average cost per square foot (a)	$12.23	$12.23	$4.57	$4.57
Weighted average lease term (years)	6.1	6.1	5.1	5.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income attributable to Acadia	$1,443	$9,276	$4,712	$22,636

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	26,291	28,248	53,378	54,692
Loss on disposition of property (net of noncontrolling interests' share)	568	—	843	—
Income attributable to Common OP Unit holders	103	574	306	1,368
Distributions - Preferred OP Units	84	123	207	246
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$28,489	$38,221	$59,446	$78,942

Funds From Operations per Share - Diluted
Basic weighted-average shares outstanding, GAAP earnings	103,592,238	95,259,924	102,859,977	95,224,901
Weighted-average OP Units outstanding	7,226,475	6,918,443	7,525,197	6,835,840
Basic weighted-average shares and OP Units outstanding, FFO	110,818,713	102,178,367	110,385,174	102,060,741
Assumed conversion of Preferred OP Units to Common Shares	319,457	463,898	25,067	463,898
Assumed conversion of LTIP units and Restricted Share Units to Common Shares	698,490	—	686,088	—
Diluted weighted-average number of Common Shares and Common OP Units outstanding, FFO	111,836,660	102,642,265	111,096,329	102,524,639

Diluted Funds from operations, per Common Share and Common OP Unit	$0.25	$0.37	$0.54	$0.77

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity and Cash Requirements

Generally, our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments, which include the funding of our capital committed to the Funds in our Investment Management platform and property acquisitions and development/re-tenanting activities within our Core Portfolio, (iii) distributions to our Fund investors, (iv) debt service and loan repayments and (v) share repurchases.

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2024, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $37.5 million.

Investments

In July 2024, through Investment Management, we acquired a shopping center, the Walk at Highwoods Preserve, located in Tampa, Florida for $30.7 million, inclusive of transaction costs (Note 16).

Structured Financing Investments

During the six months ended June 30, 2024, we originated one Core note receivable of $7.6 million to a related party, which is secured by the borrower’s equity interest in the Renaissance Portfolio, 1238 Wisconsin Avenue, and another Georgetown property, bears interest at 12% and matures on December 31, 2025 (Note 3).

Capital Commitments

During the six months ended June 30, 2024, we made capital contributions aggregating $11.1 million to our Funds.

As of June 30, 2024, our share of the remaining capital commitments to our Funds aggregated $18.1 million as follows:

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

Development Activities

During the six months ended June 30, 2024, capitalized costs associated with development activities totaled $7 million (Note 2). As of June 30, 2024, we had a total of 13 consolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2025 was $35.0 million to $61.2 million, and our estimated share was approximately $18.9 million to $33.7 million. Substantially all remaining development and redevelopment costs are discretionary, and could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2024	2023

Total Debt - Fixed and Effectively Fixed Rate	$1,379,807	$1,454,707
Total Debt - Variable Rate	327,851	426,380
	1,707,658	1,881,087
Net unamortized debt issuance costs	(12,053)	(11,186)
Unamortized premium	223	240
Total Indebtedness	$1,695,828	$1,870,141

As of June 30, 2024, our consolidated indebtedness aggregated $1,707.7 million, excluding unamortized premium of $0.2 million and net unamortized loan costs of $12.1 million, and was collateralized by 31 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.75% with maturities that ranged from July 8, 2024 to April 15, 2035, without regard to available extension options. With respect to the debt maturing in 2024, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance such obligations on favorable terms or at all. Taking into consideration $1,188.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,379.8 million of the portfolio debt, or 80.8%, was fixed at a 4.74% weighted average interest rate and $327.9 million, or 19.2%%, was floating at a 8.10% weighted average interest rate as of June 30, 2024. Our variable-rate debt includes $151.2 million of debt subject to interest rate caps.

Without regard to available extension options, as of June 30, 2024, we had $211.8 million of debt maturing in 2024 at a weighted-average interest rate of 4.18%; $2.8 million of scheduled principal amortization due in the remainder of 2024; and our share of scheduled remaining 2024 principal payments and maturities on our unconsolidated debt was $59.6 million. In addition, $373.6 million of our total consolidated debt and $57.7 million of our pro-rata share of unconsolidated debt will come due by June 30, 2025. With respect to the debt maturing in 2024 and 2025, we have options to extend consolidated debt aggregating $40.0 million and $327.3 million as of June 30, 2024 and; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of June 30, 2024 (Note 10). We did not repurchase any shares under this program during the six months ended June 30, 2024.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within Investment Management, (iv) future sales of existing properties, (v) repayments of structured financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries as of June 30, 2024 totaled $31.9 million. Our remaining sources of liquidity are described further below.

Issuance of Common Shares

In January 2024, the Company completed an underwritten offering of 6,900,000 Common Shares (inclusive of the underwriters’ option to purchase 900,000 additional shares) for net proceeds of $113.0 million.

ATM Program

We have an ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and our share of Investment Management acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and may issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Investment Management acquisitions, and for general corporate purposes. The Company sold 1,739,288 Common Shares under its ATM Program during the six months ended June 30, 2024 generating $29.9 million of net proceeds after related issuance costs.

Investment Management Capital

During the six months ended June 30, 2024, Fund V called for capital contributions of $52.2 million, of which our aggregate share was $11.1 million. As of June 30, 2024, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were $0, $1.4 million, $18.5 million and $48.3 million, respectively.

Asset Sales and Other Transactions

During the six months ended June 30, 2024, we deconsolidated one Core property, two consolidated Investment Management properties and one outparcel, and one unconsolidated investment, as follows:

•
On April 3, 2024, Fund IV sold its consolidated 2207 and 2208-2216 Fillmore Street properties for a total sales price of $14.1 million and repaid the related $6.4 million of debt at closing. Fund IV recognized a gain of $2.4 million, of which the Company’s proportionate share was $0.5 million (Note 2).
•
On May 16, 2024, we sold a 95% interest in the Shops at Grand for a total of $48.3 million and retained a 5% ownership interest through an investment in a newly formed joint venture which was fair valued at $2.4 million. As we now have a noncontrolling interest, we recognized a loss on deconsolidation of $2.2 million related to transaction costs (Note 2).
•
On June 28, 2024, Fund V sold an outparcel at Canton Marketplace for $2.2 million and recognized a gain of $0.6 million, of which the Company’s proportionate share was $0.1 million (Note 2).
•
On June 28, 2024, Fund IV sold its unconsolidated Paramus Plaza property for a total of $36.8 million and repaid the related debt of $27.9 million. Fund IV recognized a gain of $4.1 million, of which the Company’s proportionate share was $1.0 million (Note 4).

During the six months ended June 30, 2024, we sold 350,000 shares of Albertsons, generating net proceeds of $7.6 million. As of June 30, 2024, we held 1.1 million shares with a fair value of $21.7 million (Note 8). In addition, during the six months ended June 30, 2024, we recognized dividend income of $0.3 million (Note 8).

Structured Financing Repayments

During the six months ended June 30, 2024, the Company received full payment on a $6.0 million Core Portfolio note.

Financing and Debt

As of June 30, 2024, we had $253.6 million of capacity under existing Core Portfolio debt facilities. In addition, as of that date within our Core Portfolio and Investment Management, we had 91 unleveraged consolidated properties with an aggregate carrying value of approximately $1.8 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2024 with the cash flow for the six months ended June 30, 2023 (in millions, totals may not add due to rounding):

	Six Months Ended June 30,
	2024	2023	Variance

Net cash provided by operating activities	$58.0	$89.5	$(31.5)
Net cash provided by (used in) investing activities	20.0	(26.7)	46.7
Net cash used in financing activities	(48.2)	(65.5)	17.3
Increase (decrease) in cash and cash equivalents and restricted cash	$29.8	$(2.7)	$32.5

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from rental revenue, and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Our operating activities provided $31.5 million less cash for the six months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the $28.2 million dividend received from our investment in Albertsons in 2023.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities provided $46.7 million more cash for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to (i) $58.7 million more cash received form the disposition of properties in 2024, (ii) $22.8 million less cash used in our investments in and advances to unconsolidated affiliates, (iii) $7.6 million more cash received from the sale of marketable securities, and (iv) $6.0 million more received from the payment of a note receivable. These sources of cash were offset by (i) $33.4 million less cash received from return of capital of unconsolidated affiliates, (ii) $7.9 million more cash used to originate a note receivable, and (iii) $6.8 million more cash used for development, construction and property improvement costs.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities used $17.3 million less cash during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily from (i) $142.1 million more cash provided by the sale of Common Shares, (ii) $13.7 million less cash distributed to noncontrolling interests, and (iii) $12.5 million more cash provided by contributions from noncontrolling interests. These increases were offset by (i) $142.6 million more cash used to repay debt, (ii) $6.8 million more used for payment of deferred financing fees, and (iii) $1.5 million more used to pay dividends.

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

See Note 4 in the Notes to Condensed Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		June 30, 2024
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Eden Square	20.8%	$4.9	7.60%	Sep 2024
Gotham Plaza	49.0%	8.4	9.33%	Sep 2024
Crossroads Shopping Center	49.0%	28.7	3.94%	Oct 2024
Tri-City Plaza(b)	18.1%	6.9	3.04%	Oct 2024
Frederick Crossing(b)	18.1%	4.2	3.27%	Dec 2024
Frederick County Square(b)	18.1%	4.5	5.67%	Jan 2025
650 Bald Hill Rd	20.8%	3.2	3.75%	Jun 2026
Renaissance Portfolio(c)	20.0%	30.4	7.15%	Nov 2026
840 N. Michigan	91.9%	44.7	6.50%	Dec 2026
3104 M Street(c)	20.0%	0.8	8.50%	Jan 2027
Wood Ridge Plaza	18.1%	6.5	7.27%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale FC	18.0%	6.9	7.27%	Nov 2027
Georgetown Portfolio	50.0%	7.1	4.72%	Dec 2027
Shoppes at South Hills(b)	18.1%	5.8	5.95%	Mar 2028
Mohawk Commons	18.1%	7.2	5.80%	Mar 2028

Total		$180.2

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect as of June 30, 2024, where applicable.
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

Information as of June 30, 2024

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 7 in the Notes to Condensed Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2024, we had total mortgage and other notes payable of $1,707.7 million, excluding the unamortized premium of $0.2 million and net unamortized debt issuance costs of $12.1 million, of which $1,379.8 million, or 80.8% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $327.9 million, or 19.2%, was variable-rate based upon LIBOR, SOFR or Prime rates plus certain spreads. As of June 30, 2024, we were party to 36 interest rate swaps and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,188.3 million and $151.2 million of variable-rate debt, respectively. For a discussion of the risks associated with the discontinuation of LIBOR, see Item 1A. “Risk Factors—Risks Related to Our Liquidity and Indebtedness on our Annual Report on Form 10-K for the year ended December 31, 2023 — If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.”

The following table sets forth information as of June 30, 2024 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2024 (Remainder)	$0.9	$—	$0.9	—%
2025	2.0	—	2.0	—%
2026	4.9	—	4.9	—%
2027	4.8	200.1	204.9	4.6%
2028	1.8	616.8	618.6	4.4%
Thereafter	2.5	93.7	96.2	5.5%
	$16.9	$910.6	$927.5

Fund Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2024 (Remainder)	$1.9	$211.8	$213.7	4.2%
2025	1.2	409.7	410.9	7.3%
2026	0.4	51.7	52.1	6.5%
2027	0.5	43.4	43.9	8.2%
2028	0.2	59.4	59.6	6.0%
Thereafter	—	—	—	—%
	$4.2	$776.0	$780.2

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2024 (Remainder)	$6.7	$52.9	$59.6	5.0%
2025	6.0	4.5	10.5	5.7%
2026	6.1	60.9	67.0	6.7%
2027	0.7	30.0	30.7	6.4%
2028	—	12.4	12.4	5.9%
Thereafter	—	—	—	—%
	$19.5	$160.7	$180.2

Without regard to available extension options, in the remainder of 2024, $214.6 million of our total consolidated debt and $59.6 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $412.9 million of our total consolidated debt and $10.5 million of our pro-rata share of unconsolidated debt will become due in 2025. As it relates to the aforementioned maturing debt in 2024 and 2025, we have options to extend consolidated debt aggregating $40.0 million and $327.3 million, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $6.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.4 million. Interest expense on our variable-rate debt of $327.9 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2024, would increase $3.3 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2024, the fair value of our total consolidated outstanding debt would decrease by approximately $7.1 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would increase by approximately $6.6 million.

As of June 30, 2024, and December 31, 2023, we had consolidated notes receivable of $126.7 million and $124.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2024, the fair value of our total outstanding notes receivable would decrease by approximately $0.7 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.7 million.

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

Changes in Market Risk Exposures from December 31, 2023 to June 30, 2024

Our interest rate risk exposure from December 31, 2023, to June 30, 2024, has decreased on an absolute basis, as the $426.4 million of variable-rate debt as of December 31, 2023 has decreased to $327.9 million as of June 30, 2024. As a percentage of our overall debt, our interest rate exposure has decreased as our variable-rate debt accounted for 22.7% of our consolidated debt as of December 31, 2023 compared to 19.2% as of June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2024, at a reasonable level of assurance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended June 30, 2024, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

10.1

Third Amended and Restated Credit Agreement, dated April 15, 2024, by and among Acadia Realty Limited Partnership, Acadia Realty Trust, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, Truist Bank, and PNC Bank, National Association, as syndication agents, BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Securities, Inc. and PNC Capital Markets LLC, as joint lead arrangers, and the lenders and letter of credit issuers party thereto.

Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2024

10.2*†	Form of Long-Term Incentive Plan Award Agreement (Time- and Performance- Based) (SVP/EVP)	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

* Management contract or compensation plan or arrangement.

† This document was previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, filed with the SEC on April 30, 2024, and has been amended to correct a scrivener’s error.

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

Dated: July 31, 2024