Form 10-K
period 2024-12-31
ACADIA REALTY TRUST
filed 2025-02-14
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,886.4 million, based on a price of $17.92 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 10, 2025 was 119,679,930.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the definitive proxy statement of Acadia Realty Trust for the 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year, or April 30, 2025, covered by this Annual Report on Form 10-K for the year ended December 31, 2024 (the “Report”).

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-K

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part II, Item 8. Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical conditions and instability, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and rising inflation; (ii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (iv) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any public health crisis, which adversely affected the Company and its tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; and (xvi) the accuracy of our methodologies and estimates regarding corporate responsibility metrics, goals and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our corporate responsibility efforts.

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
•
E-commerce may cause a downturn in the business of our current tenants and affect future leases, which could adversely affect our financial condition.
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
•
Actual or perceived threats associated with epidemics, pandemics or other public health crises, have had and could continue to have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.

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
•
We may from time to time be subject to litigation that could negatively impact our financial condition, cash flows, results of operations and the trading price of our Common Shares (as defined below).

•
Compliance with the Americans with Disabilities Act of 1990, as amended (the “ADA”) and fire, safety and other regulations may require us to make unplanned expenditures that could adversely affect our financial condition, cash flows and results of operations.

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
•
Our rights and our shareholders’ rights to take action against trustees and officers are limited, which could limit recourse in the event of actions not in the best interests of shareholders.
•
We operate through a partnership structure, which could have an adverse effect on our ability to manage our assets.
•
Our joint venture investments carry additional risks not present in our direct investments.
•
We are subject to risks and liabilities in connection with forming and attracting third-party investment in co-investment ventures, investing in new or existing co-investment ventures, and managing properties through co-investment ventures.

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
•
Increased scrutiny by and changing expectations from investors, tenants, employees, and other stakeholders regarding our corporate responsibility practices and reporting could cause us to incur additional costs and adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

PART I

ITEM 1. BUSINESS.

GENERAL

Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland REIT. All references to “Acadia,” “we,” “us,” “our” and “Company” refer to the Trust and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, development, and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States. We currently own or have an ownership interest in these properties through our Core Portfolio (as defined below). We generate additional growth through Investment Management (as defined below) in which we co-invest with high-quality institutional investors.

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2024, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units,” respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT.”

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
•
Generate additional growth through Investment Management in which we co-invest with high-quality institutional investors. Our Investment Management strategy focuses on opportunistic yet disciplined acquisitions with high inherent opportunity for the creation of additional value. We execute on this opportunity and realize value through the sale of these assets. In connection with this strategy, we focus on:
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
•
Some of these Core Portfolio and Investment Management investments historically have also included and may in the future include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.
•
Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

Investment Strategy — Generate External Growth through our Dual Platforms: Core Portfolio and Investment Management

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

Given the growing importance of technology and e-commerce, many of our retail tenants are appropriately focused on omni-channel sales and how to best utilize e-commerce initiatives to drive sales at their stores. Considering these initiatives, we have found retailers are becoming more selective as to the location, size and format of their next-generation stores and are focused on dense, high-traffic retail corridors, where they can utilize smaller and more productive formats closer to their shopping population. Accordingly, our focus for Core Portfolio and Investment Management acquisitions is on those properties which we believe will not only remain relevant to our tenants but become even more so in the future.

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, development, leasing, and management of retail real estate by establishing an Investment Management platform, through which our Operating Partnership and outside institutional investors, including, but not limited to, endowments, foundations, pension funds and investment management companies, invest in primarily opportunistic and value-add retail real estate (“Investment Management”). As part of the Investment Management platform, we have active investments through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III, and Fund IV, the “Funds”). The investment period for our most recent fund was completed in August 2023. Thus, as of December 31, we have closed on all new investments in our Funds, and any remaining obligations to our Funds are related to existing investments. Due to our level of control, we consolidate these Funds for financial reporting purposes. As part of the Investment Management platform, we also have active investments in other co-investment vehicles that allows us to partner with large institutional investors. We align our interests with our partners by holding significant ownership interests in our three unconsolidated co-investment ventures (ranging from 5% to 20%). Each co-investment is negotiated on an individual basis and could result in varying economic terms.

The Operating Partnership is the sole general partner or managing member of the Funds and earns priority distributions or fees for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flows are distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership).

We earn revenues from our unconsolidated co-investment ventures, principally through asset management and property management services. We earn additional revenues by providing leasing, acquisition, construction management, development and legal services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets based primarily on the total return of the investments over certain financial hurdles. We plan to grow this business and increase revenues by increasing our co-investment assets under management in existing or new ventures.

See Note 1 to Consolidated Financial Statements for a detailed discussion of the Funds.

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage within our Core Portfolio, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property development and redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in current capital markets, pricing, and other commercial and financial terms. Such sources of capital may include the issuance of public equity, unsecured debt, property mortgage loans and construction loans, and other capital alternatives including strategic capital and the issuance of OP Units. We manage our interest rate risk through the use of fixed-rate debt and, where we use variable-rate debt, through the use of certain derivative instruments, including Secured Overnight Financing Rate (“SOFR”) swap agreements and interest rate caps as discussed further in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this Report.

We maintain a share repurchase program that authorizes management, at its discretion, to repurchase up to $200.0 million of outstanding Common Shares. The program may be discontinued or extended at any time. We did not repurchase any shares during the years ended December 31, 2024, 2023 or 2022. As of December 31, 2024, management may repurchase up to approximately $122.5 million of Common Shares under the program. See Note 10.

We also maintain an at-the-market equity issuance program (the “ATM Program”) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through the ATM Program, we have been able to effectively “match-fund” a portion of the required capital for our Core Portfolio and Investment Management acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Investment Management acquisitions, the repayment of outstanding indebtedness and for other general corporate purposes.

During the year ended December 31, 2024, we raised net proceeds of $732.0 million through the issuance of 33.8 million shares from primary offerings and our ATM program, inclusive of shares issued on a forward basis (Note 10).

Operating Strategy — Experienced Management Team with Proven Track Record

Our senior management team has decades of experience in the real estate industry. We have capitalized on our expertise in the acquisition, development/redevelopment, leasing, and management of retail real estate by creating value through property development/redevelopment, re-tenanting and establishing joint ventures, such as the Investment Management platform, in which we may earn, in addition to a return on our equity interest, a Promote, priority distributions or fees.

Operating functions such as leasing, property management, construction, finance and legal are generally provided by our personnel, providing for a vertically integrated operating platform.

INVESTING ACTIVITIES

See Item 2. Properties for a description of the properties in our Core and Investment Management portfolios. See Significant Developments under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of our consolidated and unconsolidated acquisitions, dispositions and financing activity for the year ended December 31, 2024.

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

Investment Management

Our Investment Management investments consist of suburban shopping centers and urban retail assets structured as wholly-owned by our Funds or through jointly-owned investments.

Structured Finance Program

We also make investments in first property mortgage loans and other notes receivable collateralized by real estate, (which we refer to as our Structured Finance Program or SF), either directly or through entities having an ownership interest therein.

Development and Redevelopment Activities

As part of our investing strategy, we invest in real estate assets that may require significant development. In addition, certain assets may require redevelopment to meet the demand of changing markets. As of December 31, 2024, there were four Core Portfolio and one Investment Management development projects, and eight Core Portfolio and one Investment Management redevelopment projects. During the year ended December 31, 2024, we began development of two Core Portfolio properties. See Item 2. Properties—Development Activities and Note 2.

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

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with the ADA. See Item 1A. Risk Factors — Compliance with the ADA and fire, safety and other regulations may require us to make unplanned expenditures that could adversely affect our financial condition, cash flows and results of operations.

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

CORPORATE HEADQUARTERS

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100.

HUMAN CAPITAL

As of December 31, 2024, we had 129 employees, of whom 102 were located at our executive office and 27 were located at regional property management offices. None of our employees are covered by collective bargaining agreements and management believes that its relationship with employees is good.

We are committed to fostering an energized and motivated workforce through programs and benefits that promote employee satisfaction, wellness and advancement. We have been recognized as a Great Place to Work® based on employee satisfaction surveys for five consecutive years.

We invest in the training and development of our people. Education opportunities are offered within our organization and through attendance at industry conferences, seminars, and company-offered resources and self-paced work.

Our senior management team focuses on succession planning for senior leadership and business unit lead roles and presents a succession plan to our Board annually. To promote career advancement, leadership training opportunities are available to managers and high-potential employees who are identified as potential successors for senior-level roles.

We offer a comprehensive benefits package to all eligible employees. All Acadia employees are eligible to participate in our Wellness at Acadia Program which advocates for, and provides resources regarding, nutrition, exercise, mental health, and workplace ergonomics.

CORPORATE RESPONSIBILITY

We seek to drive financial performance while engaging in environmentally and socially responsible business practices grounded in sound corporate governance and compliance with applicable law. Our corporate responsibility strategy and practices are overseen by the Board’s Nominating and Corporate Governance (“NCG”) Committee. The NCG Committee periodically reviews our corporate responsibility strategy, practices and policies, receives regular updates from management regarding our activities and reports to the full Board for further discussion and evaluation as needed and appropriate.

We aim to reduce the environmental impact of our portfolio by maximizing energy efficiency, renewable energy generation, renewable power procurement, and water conservation, in alignment with financial value creation. Our energy efficiency strategy seeks to reduce energy consumption through a variety of measures, including LED lighting and smart lighting controls upgrades in our parking areas, and smart thermostat installations in our vacant tenant spaces. Our complementary renewable energy strategy seeks to incorporate the use of electricity sourced from renewable energy projects, such as solar and wind, for the landlord-controlled common areas of our properties. We engage in renewable energy projects through leasing roof and parking lot space at our properties for solar panel arrays and electric vehicle charging stations.

Our water management program focuses on monitoring and reducing common area water consumption through the use of drought-resistant, native plantings that save water and the installation of smart irrigation systems with features like rain sensors to ensure the irrigation is turned on only when necessary. We also encourage water management practices by our tenants, such as through the use of submeters at certain of our properties to give our retail tenants visibility into their water consumption and a financial incentive to decrease their consumption.

We include a green clause in our standard form of retail leases to align tenant and landlord interests in promoting the sustainability of our properties. We are proud to be named a Green Lease Leader by the Institute for Market Transformation/the U.S. Department of Energy’s Better Buildings Alliance and to have achieved gold status for using green leases to engage our tenants in making our properties more sustainable.

We strive to monitor and mitigate climate-related risks to our business. We assess how climate change, natural disasters, and health crises could impact our properties and operations on an ongoing basis. Our geographically diverse U.S. portfolio reduces exposure to single risk factors. For standing investments, we consider climate-related risks in our enterprise risk management, budgeting, and capital improvement processes. For new acquisitions, we assess climate-related risks during the due diligence stage, considering the potential impact of physical and transition climate risks, both now and in the future. These risks are evaluated alongside other risks for new acquisitions, and necessary mitigation is included in initial capital planning and improvements.

The health and well-being of our tenants and their employees and customers are important to us, and we are committed to maintaining safe and secure shopping centers.

We regularly monitor corporate governance developments, recommend best practices, and take into account stakeholder feedback. We believe that sound corporate governance strengthens the accountability of our Board and management and promotes the long-term interests of our shareholders. Governance highlights include: optout of the Board self-classification provisions of Subtitle 8 (as defined below); no shareholder rights plan; annual election of trustees; majority voting standard for trustees in uncontested elections with a resignation policy if an incumbent Trustee fails to receive the required vote for re-election; independent Board with a lead independent trustee; regular succession planning; risk oversight by the full Board and committees; claw-back, anti-hedging and anti-pledging policies; annual Say-on-Pay vote; and shareholders’ ability to call a special meeting.

Additional information about our approach to corporate responsibility is available in our Proxy and Corporate Responsibility Report. Such information is not incorporated by reference into, and is not part of, this annual report on Form 10-K.

COMPANY WEBSITE

All of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, are available at no cost on the Investors page of our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. These filings can also be accessed through the SEC’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings, including this Report, at no cost upon request addressed to Investor Relations at Acadia Realty Trust, 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, phone number (914) 288-8100 or email investorrelations@acadiarealty.com.

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

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

Our Board adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy.” Copies of these documents are available in the Investors – Governance page of our website at www.acadiarealty.com. We will disclose future amendments to, or waivers from (with respect to our executive officers and trustees), our Code of Business Conduct and Ethics on our website within four business days following the date of such amendment or waiver. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Report.

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

Real property investments are subject to multiple risks. Real estate values are affected by several factors, including changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand), the quality and philosophy of management, competition from other available space, and the ability to provide adequate maintenance and insurance and to control variable operating costs. Retail properties, in particular, may be affected by changing perceptions of retailers or shoppers regarding the convenience and attractiveness of the property and by the overall climate for the retail industry. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax, and other laws. A significant portion of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if we were unable to rent our vacant space to viable tenants on economically favorable terms or at all. In the event of default by a tenant, we may experience delays in enforcing, as well as incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as property mortgage loan payments, real estate taxes and maintenance costs) are generally not reduced even though there may be a reduction in income from the investment.

We rely on revenues derived from tenants, in particular our key tenants, and a decrease in those revenues could adversely affect our ability to make distributions to our shareholders.

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of 20 key tenants, which occupy space at more than one property and collectively account for approximately 17.1% of our consolidated revenue. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See Item 2. Properties—Major Tenants for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

Certain of our properties are supported by “anchor” tenants. Anchor tenants pay a significant portion of total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a tenant with comparable consumer attraction, could adversely affect the rest of the property primarily through the loss of customer-drawing power. This can also occur through the exercise of the right that most anchor tenants have to vacate and prevent re-tenanting by paying rent for the balance of the lease term, a practice known as “going dark”, such as the case of the departure of a “shadow” anchor tenant that is owned by another landlord. In addition, if certain anchor tenants cease to occupy a property, could trigger certain contractual rights for a significant number of other tenants to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales at the affected property, which could adversely affect the future income from such property. Such rights are also known as “co-tenancy” conditions. Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See Item 2. Properties—Major Tenants.

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

Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection, typically under Chapter 11 of the United States Bankruptcy Code. Pursuant to bankruptcy law, tenants have the right to reject some or all of their leases. In the event a tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year’s rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant’s final bankruptcy plan and the availability of funds to pay its creditors. There can be no assurance that our major tenants will not declare bankruptcy, in which case we may be unable to recoup past and future rent in full, or re-lease a terminated or rejected space on comparable terms or at all.

We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to promptly re-let all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See Item 2. Properties—Lease Expirations for additional information regarding the scheduled lease expirations in our portfolio. In addition, current inflation levels are greater than the contractual rent increases we obtain from our tenant base. As a result, the Company could experience pricing pressure on rents that it is able to charge to new or renewing tenants, such that future rents and rent spreads could be negatively impacted.

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

A decrease in the demand for retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies, the adverse financial condition and bankruptcy incidence of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through the Internet. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could adversely affect our financial condition, cash flows, results of operations, the trading price of our Common Shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

E-commerce may cause a downturn in the business of our current tenants and affect future leases, which could adversely affect our financial condition.

The use of the Internet by retail consumers continues to gain in popularity and the migration toward e-commerce is expected to continue. The increase in Internet sales could result in a downturn in the business of our current tenants in their “brick and mortar” locations, adversely impacting their ability to satisfy their rent obligations and potentially affecting the way future tenants lease space.

While we devote considerable effort and resources to analyze and respond to tenant trends, preferences, and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “bricks and mortar” locations. If we are unable to anticipate and promptly respond to trends in the market because of, amongst others, the illiquid nature of real estate, our occupancy levels and financial results could suffer. See the Risk Factor entitled, “Our ability to change our portfolio is limited because real estate investments are illiquid” below.

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

Equity investments in real estate are relatively illiquid and, therefore, our ability to promptly change our portfolio in response to changed conditions is limited, which could adversely affect our financial condition, cash flows, and ability to satisfy our debt service obligations and to make distributions to our shareholders. In addition, the Internal Revenue Code of 1986, as amended (the “Code”), contains restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Our Board may establish investment criteria or limitations as it deems appropriate, but it currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. As discussed under the heading “Our Board may change our investment policy or objectives without shareholder approval” below, we could change our investment, disposition and financing policies and objectives without a vote of our shareholders, but such change may be delayed or more difficult to implement due to the illiquidity of real estate.

We could be adversely affected by conditions in the markets where our properties are geographically concentrated.

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 44.0% and 17.3% of the annual base rents within our Core Portfolio, respectively. In addition, Investment Management derives 21.8%, 22.0% and 32.7% of its annual base rents from the Northeast, Southeast and New York metropolitan regions of the United States, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, occur in these areas.

Our development and construction activities could affect our operating results.

We intend to continue selective development and construction of retail properties. See Item 1. Business — Investing Activities– Investment Management–Development Activities.

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

Additionally, the time frames required for development, construction and lease-up of these properties may prevent us from realizing a significant cash return for several years. If any of the above events occur, the development and construction of properties may hinder our growth and could have an adverse effect on our financial condition, cash flows and results of operations. In addition, new development and construction activities typically require substantial time and attention from management, regardless of whether or not they are ultimately successful.

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
•
We may not be able to successfully integrate an acquisition into our existing operations;
•
Properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project within the time frames we project or at all, which may result in the properties’ failure to achieve the returns we projected;
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

The economic performance and value of our other retail operations investments, which we do not control, are subject to risks associated with owning and operating retail businesses, as outlined in our other risk factors provided herein. A decline in the value of our other investments may require us to recognize an other-than-temporary impairment (“OTTI”) against such assets. When the fair value of an investment is determined to be less than its amortized cost at the balance sheet date, we assess whether the decline is temporary or other-than-temporary. If we intend to sell an impaired asset, or it is more likely than not that we will be required to sell the impaired asset before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the asset’s amortized cost and its fair value at the balance sheet date. When an OTTI is recognized through earnings, a new cost basis is established for the asset, and the new cost basis may not be adjusted through earnings for subsequent recoveries in fair value.

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

Actual or perceived threats associated with epidemics, pandemics or other public health crises, have had and could continue to have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.

Epidemics, pandemics, or other public health crises, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and an epidemic, pandemic or other public health crisis may decrease customer willingness to frequent, and “shelter-in-place” or “stay-at-home” orders or recommendations may prevent customers from frequenting our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases. Such restrictions may also affect customer behavior in the long term by, among other things, creating a preference for e-commerce, as discussed further in our risk factors above.

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

Although we have historically used moderate levels of leverage, we have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2024, our outstanding indebtedness was $1,547.9 million, of which $405.4 million was variable-rate indebtedness.

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

Although approximately 73.8% of our outstanding debt has fixed or effectively fixed interest rates, we also borrow funds at variable interest rates. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt, which could cause our borrowing costs to rise and may limit our ability to refinance debt. Interest expense on our variable-rate debt as of December 31, 2024 would increase by approximately $4.1 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we sought additional variable-rate financing based on pricing and other commercial and financial terms. We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

Our inability to raise capital or to carry out our growth strategy could adversely affect our financial condition, cash flows and results of operations.

Our earnings growth strategy is based on the acquisition and development of additional properties, including acquisitions of Core properties through our Operating Partnership and our high return investment programs through Investment Management. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, obtaining necessary entitlements, negotiating with new or existing tenants or securing acceptable financing.

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

Historically, a component of our growth strategy has been through private-equity type investments, which have included investments in operating retailers. The inability of such retailers to operate profitably would have an adverse impact on income realized from these investments. Through our investments in joint ventures, we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including human capital issues, adequate supply of product and material, and merchandising issues.

Furthermore, if we were unable to obtain sufficient investor capital commitments, or other sources of strategic capital, our current growth strategy would be adversely impacted. Because the Operating Partnership is the sole general partner or managing member of our Funds and earns Promote distributions or fees for asset management, property management, construction, development, leasing, and legal services from Investment Management, such a situation would also adversely impact the amount of or ability to earn such Promote distributions or fees.

Our structured financing portfolio is subject to specific risks relating to the structure and terms of the instruments and the underlying collateral.

We invest in notes receivables and preferred equity investments that are collateralized by the underlying real estate, a direct interest or the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. The underlying assets are sometimes subordinate in payment and collateral to more senior loans. The ability of a borrower or entity to make payments on these investments may be subject to the senior lender and/or the performance of the underlying real estate. In the event of a default by the borrower or entity on its senior loan, our investment will only be satisfied after the senior loan and we may not be able to recover the full value of the investment. In the event of a bankruptcy of an entity in which we have a preferred equity interest, or in which the borrower has pledged its interest, the assets of the entity may not be sufficient to satisfy our investment. Our investments may also include contractual payment-in-kind (“PIK”) interest arrangements, which typically represents contractual interest added to a loan balance and due at the end of such loan's term. Higher interest rates of PIK instruments reflect the payment deferral, which may result in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument. PIK instruments generally represent a higher credit risk than the traditional coupon-only loans.

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

We carry comprehensive general liability, all-risk property, extended coverage, loss of rent, and environmental liability insurance on our properties, with policy specifications and insured limits customarily carried for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we maintain a minimum of twelve months loss of rent insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any property mortgage loans or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition, cash flows and results of operations.

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

All of our properties are required to comply with the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with applicable ADA provisions, and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result of the foregoing or if a tenant is not obligated to cover the cost of compliance, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our financial condition, cash flows and results of operations. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could also adversely affect our financial condition, cash flows and results of operations.

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

We have pursued and may in the future pursue growth opportunities, some of which have been, and in the future may be, in locations in which we have not historically invested. This expansion places significant demands on our operational, administrative, and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on our resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business. In addition, the acquired properties may fail to operate at expected levels due to the numerous factors that may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage the newly acquired properties.

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

As of December 31, 2024, six institutional shareholders own 5% or more individually, and 61.9% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT for U.S. federal income tax purposes (due to certain “look-through provisions” of the Code), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring, or preventing a change in control of us. Additionally, our Board may, in its sole discretion, waive or modify the 9.8% Common Shares ownership limit in our Declaration of Trust with respect to one or more persons if it is satisfied that ownership in excess of the limit will not jeopardize our qualification as a REIT for U.S. federal income tax purposes. From time to time, we have entered into waivers with certain institutional investors, subject to certain representations from such investors, including that the Common Shares held by the investors will be held in the ordinary course of business and not with the purpose or effect of changing or influencing control of us.

Restrictions on a potential change of control could prevent changes that would be beneficial to our shareholders.

Our Board is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares of beneficial interest without shareholder approval. We have not established any series of preferred shares other than the Series A and Series C Preferred OP Units in the Operating Partnership. However, the establishment and issuance of a class or series of preferred shares could make a change of control of the Company, including one that could be in the best interests of our shareholders more difficult. In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements with certain of our executives, which provide that, upon the occurrence of a change in control of us and either the termination of their employment without “cause” or their resignation for “good reason” (each, as defined in the respective agreement), such executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in the best interests of our shareholders generally.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of our Company.

Under the provisions of the Maryland General Corporation Law (the “MGCL”) applicable to REITs, certain business combinations, including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and (i) any person who beneficially owns 10% or more of the voting power of the REIT’s outstanding voting shares of beneficial interest or (ii) an affiliate or associate, as defined in the MGCL, of the REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the REIT (an “interested shareholder”) or (iii) an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the board of trustees of the REIT and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the REIT and (ii) two-thirds of the votes entitled to be cast by holders of voting shares of beneficial interest of the REIT other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the REIT’s common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

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

We are subject to risks and liabilities in connection with forming and attracting third-party investment in co-investment ventures, investing in new or existing co-investment ventures, and managing properties through co-investment ventures.

At December 31, 2024, we had investments through our Investment Management platform in co-investment ventures. There can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop, redevelop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from our existing or future investments. The same factors that impact the valuation of our Core Portfolio also impact the portfolios held by the Investment Management platform and could result in other than temporary impairment of our investment and a reduction in fee revenues.

Our Investment Management ventures involve certain additional risks that we may not otherwise face, including:

•
lack of exclusive control over the ventures, which may prevent us from taking actions that are in our best interest;
•
our partners may seek to redeem their investments, and may do so simultaneously, causing the venture to seek capital to satisfy these requests on less than optimal terms;
•
future capital constraints of our partners or failure of our partners to fund their share of required capital contributions, which may require us to contribute more capital than we anticipated to fund developments and/or cover the joint venture's liabilities;
•
our partners might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the venture;
•
the venture or other governing agreements often restrict the transfer of an interest in the venture or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•
our relationships with our partners are generally contractual in nature and may include the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms; and
•
disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture to additional risk.

We generally seek to maintain sufficient influence over our co-investment ventures to permit us to achieve our business objectives; however, we may not be able to continue to do so indefinitely. If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.

RISKS RELATED TO OUR REIT STATUS

There can be no assurance we have qualified or will remain qualified as a REIT for federal income tax purposes.

We believe that we have consistently met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there may be only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Code provisions and income tax regulations applicable to REITs differ significantly from those applicable to other entities. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations, or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the Federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at the regular corporate rates and we could be subject to the one-percent excise tax on share repurchases imposed pursuant to Section 4501(a) of the Code. Also, we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

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

Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. Federal income tax purposes, or as a result of our inability to currently deduct certain expenditures that we must currently pay, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, any business interest expense that is disallowed under Section 163 (j) of the Code (unless we elect to be an “electing real property trade or business”), and the creation of reserves or required amortization payments. We have historically satisfied these distribution requirements by making cash distributions to our shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distribution requirements with cash, we may need to borrow funds on a short term basis or sell assets, to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings or sales. These cash needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our Common Shares, and our current and potential future earnings. Such actions could adversely affect our cash flow and results of operations.

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

The year ended December 31, 2024 was impacted by significant volatility in global markets, largely driven by rising inflation and interest rates, slowing economic growth, geopolitical uncertainty (including as a result of the armed conflict between Russia and Ukraine, and recent escalation in the conflict between the State of Israel and Hamas, and amongst other conflicts in the Middle East and North Africa), supply-chain disruptions and instability in the banking sector following multiple bank failures. We cannot predict how current political and economic uncertainty will affect our critical tenants, joint venture partners, lenders, financial institutions, and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

Political and economic uncertainty may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in further financial turmoil affecting the banking system and financial markets generally or significant financial service institution failures, there could be new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Each of these factors could adversely affect our financial condition, cash flows and results of operations.

Inflation may adversely affect our financial condition, cash flows and results of operations.

Rising inflation, or the persistence of elevated rates of inflation, and any related impacts could have a pronounced negative impact on our property mortgage loans and debt interest, development and redevelopment costs, and general and administrative expenses, as such costs and expenses could increase at a rate higher than our rents.

In recent periods, central banks have responded to rapidly rising inflation by tightening monetary policies, which could create headwinds to economic growth. Though the Federal Reserve began to decrease interest rates in the latter half of 2024, the rate hikes they enacted in 2022 and 2023 have had a significant impact on interest rate indexes, such as SOFR and the Prime Rate. See “Risks Related to Our Liquidity and Indebtedness”. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. While these provisions are designed to partially mitigate the impact of inflation, current inflation levels are greater than the contractual rent increases we are able obtain from our tenant base. Increased inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

Competition may adversely affect our ability to purchase properties and to attract and retain tenants.

There are numerous commercial developers, real estate companies, financial institutions, and other investors that compete with us in seeking properties for acquisition and attracting tenants who will lease from us. Our competitors include other REITs, financial institutions, private funds, insurance companies, pension funds, private companies, family offices, sovereign wealth funds and individuals. In some cases, these entities may have, or may have access to, greater financial resources than the Company. This competition may result in a higher cost for properties than we wish to pay or lower rents than we wish to collect. In addition, retailers at our properties (both in our Core Portfolio and in the portfolios of the Investment Management portfolio) face increasing competition from outlet malls, discount shopping clubs, e-commerce, direct mail, and telemarketing, which could (i) reduce rents payable to us and (ii) reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

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

Increased IT security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.

Cyber incidents can result from deliberate attacks or unintentional events. In recent years, there have been an increased number of significant cyber-attacks targeted at the retail, insurance, financial and banking industries that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks by third parties or insiders utilize techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm a website to more traditional intelligence gathering, and social engineering aimed at obtaining information necessary to gain access.

These increased global IT security threats have become more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. The open nature of interconnected technologies may allow for a network or Web outage or a privacy breach that reveals sensitive data or allows the transmission of harmful/malicious code to business partners and clients. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures.

Cyber-attacks may result in substantial financial and reputational cost, including but are not limited to:

•
Misappropriation of confidential information;
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
•
Costs to deploy additional protection strategies, train employees and engage third party experts and consultants;
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

There has been a significant increase in the use of social media platforms, including weblogs, social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience, including our significant business constituents. The availability of information through these platforms is virtually immediate, as is its impact, and may be posted at any time without affording us an opportunity to redress or correct it timely. This information may be adverse to our interests, may be inaccurate and may harm our reputation, brand image, goodwill, performance, prospects, or business. Furthermore, these platforms increase the risk of unauthorized disclosure of material non-public Company information.

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

Increased scrutiny by and changing expectations from investors, tenants, employees, and other stakeholders regarding our corporate responsibility practices and reporting could cause us to incur additional costs and adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

Companies across all industries are facing increasing scrutiny related to their corporate responsibility practices and disclosure. Investors, tenants, employees, and other stakeholders have been increasingly focused on corporate responsibility practices and to place heightened importance on the environmental and social cost of their investments, business decisions and consumer choices. For example, an increasing number of investment funds focus on positive corporate responsibility practices and sustainability scores when making an investment decision. Additionally, certain institutional investors have demonstrated increased activism with respect to their existing investments, including by urging companies to take certain actions in areas of perceived corporate responsibility significance.

Investors, particularly institutional investors, use or may use third-party benchmarks and scores to assess our corporate responsibility practices against our peers and if we are perceived as lagging, such investors may decide not to invest in our Common Shares or to divest from their current investment, and we may face reputational challenges. Alternatively, such investors may decide to actively engage with us to improve corporate responsibility disclosure or performance, and may also make voting decisions on this basis. Given increased investor focus and demand, public disclosure regarding corporate responsibility practices is becoming more broadly expected. Any disclosure we make may include our policies and practices on a variety of corporate responsibility matters, including corporate governance, environmental compliance and human capital management and workforce inclusion. It is possible that stakeholders may not be satisfied with our corporate responsibility practices, reporting and goals, or with our speed of adoption. If our corporate responsibility practices and disclosures do not meet investor, tenant, employee or other stakeholder expectations, which continue to evolve, our reputation and tenant and employee retention, and access to capital may be negatively impacted.

Conversely, recent significant changes in demands from other stakeholders to reduce or eliminate corporate responsibility practices may also affect us and require significant resources to manage the associated legal, regulatory, reputational, and political risks, which are rapidly evolving. In 2022, the SEC proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. In March 2024, these rules were formally adopted by the SEC and subsequently stayed voluntarily by the SEC pending completion of judicial review of the consolidated U.S. Courts of Appeals for the Eighth Circuit petitions. These new disclosure requirements include information regarding greenhouse gas emissions, climate-related risks and related financial impacts, governance and strategy. The SEC, under the current U.S. administration, is unlikely to defend the Climate Rules in the current Eighth Circuit case, to lift the voluntary stay of the Climate Rules currently in place or to otherwise enforce the Climate Rules. However, we may become subject to similar requirements and increased legislative activity at the state level. Additionally, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a “carbon tax”), which could increase our operating costs.

Our failure, or perceived failure, to meet the goals and objectives we set in any corporate responsibility disclosure within the timelines announced or at all, or the expectations of our various stakeholders could negatively impact our reputation, tenant and employee retention, and access to capital. Additionally, we could incur additional costs relating to implementing, monitoring and reporting various corporate responsibility practices and initiatives, as well as complying with applicable laws, some of which could require an increase in corporate responsibility-related activities and others of which could require the opposite. Compliance with seemingly conflicting requirements could place a strain on our personnel, systems and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 1C. CYBERSECURITY.

Governance

Cybersecurity is an integral part of the Board’s risk analysis and discussions with management. At least annually, the full Board is updated on the Company’s cybersecurity risks and risk mitigation strategy by our Vice President of Information Technology, who is responsible for management of our IT program. The Board also receives ad hoc updates, as needed, about material changes to the Company’s cybersecurity program and/or the cybersecurity landscape, including briefings on major legislative and regulatory developments, from our Vice President of Information Technology and representatives from Legal and/or Risk Management, as applicable.

Our Vice President of Information Technology regularly evaluate the Company’s cybersecurity risk profile and leads the development of strategies to mitigate risks and address cybersecurity issues that may arise, in consultation with members of our senior management and Risk Management teams. Our Vice President of Information Technology and Director of Risk Management each have approximately 25 years of experience, and holds certifications in cybersecurity from accredited information technology certification providers.

We have formal policies and procedures that address cybersecurity incident response and disaster recovery from interference with our critical applications. Our Cybersecurity Incident Response Plan provides a documented framework for responding to cybersecurity incidents in coordination across multiple departments. In the event of such an incident, our Cybersecurity Incident Response Team (“CIRT”), which is comprised of our Vice President of Information Technology and representatives from Risk Management, Legal and Financial Reporting, would respond to such incident in accordance with our Cybersecurity Incident Response Plan. Any cybersecurity incident that meets certain criteria will be communicated by the CIRT to senior management and the Board in a timely manner, and will be evaluated by our Executive Management Team, comprised of certain executives, to assess the impact of the incident on the Company, considering qualitative and quantitative factors. In conducting this assessment and responding to an incident, the CIRT and Executive Management Team may utilize the services of third-party consultants.

Cybersecurity user awareness training is mandatory for all new hires and for existing employees on an annual basis to help protect our employees and the Company against cybersecurity threats. This annual training is customized to address specific cybersecurity challenges and scenarios that we may face within the real estate investment industry. Novel cybersecurity threats to the Company that are identified by our IT team are communicated to all employees by email, as needed, in an effort to promote awareness and protect the Company from cyber attacks.

Risk Management and Strategy

We maintain an Enterprise Risk Management (“ERM”) program to identify and respond to the most critical risks to our business, including cybersecurity risks. Risks and vulnerabilities from our increased reliance on information technology systems are assessed at least annually as part of our ERM program. In response to such assessments, controls are embedded into our processes and technology by our Vice President of Information Technology to seek to mitigate risks to our systems and processes from cybersecurity incidents. We continuously evaluate if we have adequate controls in place utilizing a risk-based approach that aligns with the National Institute of Standards and Technology Cybersecurity Framework.

Our daily operations are monitored by a dedicated IT team. We conduct monitoring of our computer networks, and have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive data, including through the use of encryption and authentication technologies. We assess the adequacy of our cybersecurity measures through annual penetration testing of our computer networks by external consultants, and we have performed tabletop simulations and drills at both a technical and management level around scenarios involving the loss of critical information and technology systems.

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

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems. For more information, please see Item 1A. Risk Factors - Increased IT security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.

ITEM 2. PROPERTIES.

Retail Properties

The discussion and tables in this Item 2. include wholly-owned and partially-owned properties held through our Core Portfolio and Investment Management portfolio. Our Core Portfolio consists of properties either 100% owned by or partially owned through joint venture interests by the Operating Partnership or subsidiaries thereof not including those properties owned through Investment Management. Our Investment Management segment represents the management of properties owned by our Funds and unconsolidated co-investment joint ventures.

As of December 31, 2024, our Core Portfolio consisted of 143 operating properties totaling approximately 5.1 million square feet (or 4.7 million at our pro-rata share) of gross leasable area (“GLA”) excluding 16 properties in various stages of development and redevelopment. The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 1,000 to 800,000 square feet and as of December 31, 2024, were 93.1% occupied and 95.8% leased (or 93.1% occupied and 95.8% leased at our pro-rata share), excluding properties under development or redevelopment.

As of December 31, 2024, we owned and operated 49 properties totaling approximately 9.0 million square feet in total (or 1.9 million square feet at our pro-rata share) of GLA in our Investment Management portfolio, excluding two properties under development or redevelopment. In addition to shopping centers, Investment Management has investments in mixed-use properties, which generally include retail activities. The Investment Management properties are located in 20 states and the District of Columbia and, as of December 31, 2024, were 92.7% occupied and 95.1% leased (or 91.2% occupied and 94.1% leased at our pro-rata share), excluding the properties under development.

Within our Core Portfolio and Investment Management, we had more than 1,300 retail leases as of December 31, 2024. A significant portion of our rental revenues are from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants’ pro-rata share of the real estate taxes, insurance, utilities, and common area maintenance of the shopping centers. An insignificant portion of our leases also provide for the payment of rent based on a percentage of a tenant’s gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents, which we refer to as percentage rents. Minimum rents and expense reimbursements accounted for substantially all of our total revenues for the year ended December 31, 2024.

Seven of our Core Portfolio properties and four of our Investment Management properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all of these locations.

No individual property or tenant contributed in excess of 10% of our total revenues for the years ended December 31, 2024, 2023 or 2022. See Note 7 for information on the property mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our Core Portfolio operating properties at December 31, 2024:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot

STREET AND URBAN RETAIL
Chicago Metro
Rush and Walton Streets Collection (6 properties)	Lululemon, Reformation, Veronica Beard, St. Laurent, Brandy Melville	2011 2012	100.0%	40,590	68.2%	93.0%	$6,559,920	$237.08
Clark Street and W. Diversey Collection (4 properties)	Starbucks, TJ Maxx, J Crew Factory, Trader Joe's	2011 2012	100.0%	53,099	79.9%	79.9%	1,889,078	44.54
Halsted and Armitage Collection (13 properties)	Serena and Lily, Faherty, Allbirds, Warby Parker, Marine Layer, Kiehl's	2011 2012 2019 2020	100.0%	53,220	85.8%	100.0%	2,312,080	50.66
North Lincoln Park Chicago Collection (6 properties)	Guitar Center, Carhartt	2011 2014	100.0%	49,921	49.2%	49.2%	888,099	36.16
State and Washington	Nordstrom Rack, Uniqlo	2016	100.0%	65,401	100.0%	100.0%	2,768,673	42.33
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,573,000	57.44
North and Kingsbury	Old Navy, Backcountry	2016	100.0%	41,791	100.0%	100.0%	1,949,790	46.66
Concord and Milwaukee	—	2016	100.0%	13,147	100.0%	100.0%	480,419	36.54
California and Armitage	—	2016	100.0%	18,275	78.8%	78.8%	744,239	51.71
Roosevelt Galleria	Petco, Vitamin Shoppe, Dollar Tree	2015	100.0%	37,995	89.7%	89.7%	823,131	24.15
Sullivan Center	Target	2016	100.0%	176,181	78.9%	82.2%	5,209,877	37.49
				577,005	82.4%	86.5%	$25,198,306	$53.00
New York Metro
Soho Collection/West Village (17 properties) (b)	Zimmermann, Club Monaco, Madewell, Watches of Switzerland, Stone Island, Frame, Theory, Bang & Olufsen, Marine Layer	2011 2014 2019 2020 2022 2024	100.0%	54,811	94.3%	100.0%	$17,606,187	$340.54
5-7 East 17th Street	—	2008	100.0%	8,658	47.1%	100.0%	742,500	182.03
200 West 54th Street	—	2007	100.0%	5,932	90.7%	90.7%	1,493,949	277.69
61 Main Street	Splendid	2014	100.0%	3,470	46.1%	100.0%	153,072	95.67
181 Main Street	TD Bank	2012	100.0%	11,514	100.0%	100.0%	1,091,009	94.75
4401 White Plains Road	Walgreens	2011	100.0%	12,964	100.0%	100.0%	625,000	48.21
Bartow Avenue	Wingstop	2005	100.0%	14,824	100.0%	100.0%	502,709	33.91
239 Greenwich Avenue	Watches of Switzerland	1998	75.0%	16,621	100.0%	100.0%	1,902,510	114.46
252-256 Greenwich Avenue	Veronica Beard, The RealReal, Blue Mercury	2014	100.0%	7,986	100.0%	100.0%	1,066,548	133.55
2914 Third Avenue	Planet Fitness	2006	100.0%	40,603	100.0%	100.0%	1,114,907	27.46
868 Broadway	Dr. Martens	2013	100.0%	2,031	100.0%	100.0%	881,322	433.94
313-315 Bowery (c)	John Varvatos	2013	100.0%	6,600	100.0%	100.0%	527,076	79.86
120 West Broadway	Citizens Bank, Citi Bank	2013	100.0%	13,838	100.0%	100.0%	2,309,127	166.87
2520 Flatbush Avenue	Bob's Disc. Furniture, Capital One	2014	100.0%	29,114	100.0%	100.0%	1,291,368	44.36
Williamsburg Collection (d)	Sephora, SweetGreen, Levain Bakery, 'Lululemon, Madewell	2022 2024	100.0%	64,644	96.3%	96.3%	7,344,559	118.01
991 Madison Avenue (e)	Vera Wang, Gabriela Hearst	2016	100.0%	7,512	100.0%	100.0%	3,679,704	489.84
Gotham Plaza (f)	Bank of America, Footlocker, Apple Bank	2016	49.0%	25,931	76.4%	83.9%	1,643,919	82.94
				327,053	94.3%	97.8%	$43,975,466	$142.58
Los Angeles Metro
8833 Beverly Blvd	Luxury Living	2022	97.0%	9,757	100.0%	100.0%	$1,350,377	138.40
Melrose Place Collection	The Row, Chloe, Oscar de la Renta	2023	100.0%	14,000	100.0%	100.0%	3,143,926	224.57
		2024		23,757	100.0%	100.0%	$4,494,303	$189.18

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	—	2012	100.0%	20,669	21.9%	21.9%	$297,104	$65.77
14th Street Collection (3 properties)	Verizon	2021	100.0%	19,077	63.5%	100.0%	1,032,106	85.14
Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667	93.5%	93.5%	1,919,422	35.60
M Street and Wisconsin Corridor (27 Properties) (f) (g)	Lululemon, Duxiana, Rag and Bone, Reformation, Glossier, Alo Yoga, Aritzia, Tesla	2011 2016 2019	26.7%	262,399	94.1%	95.3%	18,739,549	75.89
				359,812	88.2%	91.1%	$21,988,180	$69.26
Boston Metro
165 Newbury Street	Starbucks	2016	100.0%	1,050	100.0%	100.0%	$312,576	$297.69

Dallas Metro
Henderson Avenue Portfolio (14 properties)	Sprouts Market, Warby Parker, Tecovas	2022	100.0%	121,551	88.3%	93.3%	$4,508,540	$42.00

Total Street and Urban Retail				1,410,228	87.5%	91.1%	$100,477,372	$81.46

Acadia Share Total Street and Urban Retail				1,200,293	86.6%	90.5%	$86,255,518	$83.01

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Walgreens, Lidl, Chase Bank, City MD	1998	100.0%	143,988	89.7%	96.9%	$3,424,439	$26.53
Marketplace of Absecon	Walgreens, Dollar Tree, Aldi	1998	100.0%	104,556	57.1%	78.3%	1,001,110	16.78

New York
Village Commons Shopping Center	Citibank, Ace Hardware	1998	100.0%	87,128	87.6%	88.8%	2,668,772	34.95
Branch Plaza (e)	LA Fitness, The Fresh Market	1998	100.0%	123,345	94.9%	94.9%	3,313,672	28.29
Amboy Center (e)	Stop & Shop (Ahold)	2005	100.0%	63,372	92.1%	92.1%	2,067,733	35.42
Crossroads Shopping Center (f)	HomeGoods, PetSmart, BJ's Wholesale Club	1998	49.0%	308,202	93.2%	98.1%	9,230,225	32.12
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	258,389	100.0%	100.0%	2,506,021	9.70
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363	100.0%	100.0%	1,996,500	20.72

Connecticut
Town Line Plaza (h)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,346	95.6%	98.5%	1,539,302	15.39

Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021	100.0%	100.0%	1,467,751	11.29
Crescent Plaza	Home Depot, Shaw's	1993	100.0%	218,002	98.2%	99.3%	2,133,737	9.97
201 Needham Street	Michael's	2014	100.0%	20,409	100.0%	100.0%	711,662	34.87
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505	100.0%	100.0%	1,490,575	36.80

Vermont
The Gateway Shopping Center	Shaw's (Supervalu), Starbucks	1999	100.0%	102,854	96.7%	96.7%	2,298,259	23.10

Illinois				-
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	98,962	92.8%	92.8%	1,365,585	14.87

Indiana
Merrillville Plaza	Dollar Tree, TJ Maxx, DD's Discount (Ross)	1998	100.0%	235,926	94.3%	94.3%	3,210,836	14.43

Michigan				-
Bloomfield Town Square	HomeGoods, TJ Maxx, Dick's Sporting Goods, Burlington	1998	100.0%	234,951	97.9%	98.7%	4,240,815	18.44

Delaware
Town Center and Other (1 property)	Lowes, Dick's Sporting Goods, Target	2003	100.0%	700,321	96.9%	99.6%	12,112,222	17.85

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	98.1%	100.0%	3,321,484	33.17
Naamans Road (e)	Jared Jewelers, American Red Cross	2006	100.0%	19,865	63.8%	100.0%	711,939	56.14

Pennsylvania
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	956,954	6.12
Chestnut Hill	—	2006	100.0%	36,492	100.0%	100.0%	993,248	27.22
Abington Towne Center (i)	Target, TJ Maxx	1998	100.0%	216,871	100.0%	100.0%	1,359,630	22.95

Total Suburban Properties				3,705,194	95.3%	97.6%	$64,122,472	$19.58

Acadia Share Total Suburban Properties				3,548,011	95.4%	97.6%	$59,415,057	$18.99

Total Core Properties				5,115,422	93.1%	95.8%	$164,599,844	$36.51

Acadia Share Total Core Properties				4,748,304	93.1%	95.8%	$145,670,575	$34.96

(a)
Excludes properties under various stages of development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space that is currently leased, but for which rent payment has not yet commenced as of December 31, 2024 (other than under “Leased Occupancy”). Residential and office GLA are excluded.
(b)
Includes one property owned by the Company on land subject to a ground lease.
(c)
Represents the annual base rent paid to the Company pursuant to a master lease and does not reflect the rent paid by the retail tenants at the property.
(d)
The Company’s stated legal ownership is 49.99%. However, given the preferences embedded in its interests, the Company did not attribute any value to the 50.01% non-controlling interest holders.
(e)
Property is owned by the Company on land subject to a ground lease.
(f)
Property or properties are unconsolidated.
(g)
Excludes 94,000 square feet of office GLA.
(h)
Anchor GLA includes a 97,300 square foot Wal-Mart store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
(i)
Anchor GLA includes a 157,616 square foot Target store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Investment Management properties at December 31, 2024:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot

Fund II Portfolio Detail
New York
City Point (b,c)	Primark, Target, Sephora, Basis Schools, Alamo Drafthouse, Trader Joe's, Bang Cookies	2007	58.1%	535,265	78.8%	86.0%	$19,930,465	$47.23
Total - Fund II				535,265	78.8%	86.0%	$19,930,465	$47.23

Fund III Portfolio Detail
New York
640 Broadway	─	2012	24.5%	4,547	79.1%	93.4%	$918,550	$255.37
Total - Fund III				4,547	79.1%	93.4%	$918,550	$255.37

Fund IV Portfolio Detail
New York
801 Madison Avenue	─	2015	23.1%	2,522	100.0%	100.0%	$300,000	$118.95
210 Bowery	─	2012	23.1%	2,538	—%	—%	—	—
27 East 61st Street	─	2014	23.1%	4,177	—%	—%	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	100.0%	100.0%	2,116,939	251.06
1035 Third Avenue (d)	─	2015	23.1%	7,634	92.1%	92.1%	1,131,623	160.99

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Massachusetts
Restaurants at Fort Point	Santander Bank	2016	23.1%	15,711	9.1%	9.1%	224,438	157.50
Rhode Island
650 Bald Hill Road (e)	Dick's Sporting Goods, Burlington	2015	20.8%	160,448	85.3%	85.3%	2,092,896	15.28
Delaware
Eden Square (e)	Giant Food, LA Fitness	2014	20.8%	229,173	95.8%	97.9%	3,549,965	16.17
Georgia
Broughton Street Portfolio (13 properties)	H&M, Warby Parker, Kendra Scott, Starbucks	2014	23.1%	94,693	90.5%	93.3%	3,275,948	38.21
California
Union and Fillmore Collection (1 property)	Bonobos	2015	20.8%	1,044	100.0%	100.0%	147,585	141.36
Total - Fund IV				526,372	87.9%	89.3%	$12,839,393	$27.75

Fund V Portfolio Detail
New Mexico
Plaza Santa Fe (c)	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,152	95.7%	99.9%	$4,115,611	$19.19
Texas
Wood Ridge Plaza (e)	Kirkland's, Office Depot	2022	18.1%	217,617	90.0%	91.9%	4,771,885	24.37
La Frontera Village (e)	Kohl's, Hobby Lobby, Burlington, Marshalls	2022	18.1%	534,549	87.5%	95.0%	6,923,194	14.80
Michigan
New Towne Center	Kohl's, Jo-Ann's, DSW	2017	20.1%	190,530	100.0%	100.0%	2,416,131	12.68
Fairlane Green	TJ Maxx, Michaels, Burlington	2017	20.1%	270,187	98.3%	98.3%	5,245,306	19.75
Maryland
Frederick County (1 property) (e)	Lidl, Advance Auto, Starbucks	2019	18.1%	236,507	89.1%	92.3%	3,917,315	18.58
Connecticut
Tri-City Plaza (e)	TJ Maxx, HomeGoods, ShopRite	2019	18.1%	302,709	90.9%	94.7%	4,047,174	14.71
New Jersey
Midstate	ShopRite, Best Buy, DSW, PetSmart	2021	20.1%	392,889	91.5%	94.7%	6,768,205	18.83
New York
Shoppes at South Hills (e)	ShopRite, At Home, Ashley Furniture	2022	18.1%	512,908	76.5%	76.5%	4,483,090	11.42
Mohawk Commons (e)	Lowe's, Target	2023	18.1%	401,173	97.9%	100.0%	5,647,885	14.38
Pennsylvania
Monroe Marketplace	Kohl's, Dick's Sporting Goods, Giant Food	2021	20.1%	371,652	100.0%	100.0%	4,459,795	12.00
Rhode Island
Lincoln Commons	Stop and Shop, Marshalls, HomeGoods	2019	20.1%	460,813	97.1%	97.1%	6,032,457	13.48
Vermont
Maple Tree Place (f)	Shaw's, Dick's Sporting Goods, Best Buy, Old Navy	2023	20.1%	396,769	83.0%	95.3%	6,535,336	19.84
Virginia
Landstown Commons	Best Buy, Burlington, Ross Dress for Less	2019	20.1%	380,199	96.4%	97.1%	7,651,902	20.89
Florida
Palm Coast Landing	TJ Maxx, PetSmart, Ross Dress for Less	2019	20.1%	171,721	96.2%	97.9%	3,520,424	21.30
Cypress Creek (c)	Hobby Lobby, Total Wine, HomeGoods	2023	20.1%	239,656	98.5%	98.5%	5,080,689	21.51
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's Sporting Goods	2017	20.1%	380,565	99.3%	99.3%	4,783,801	12.66
Alabama
Trussville Promenade	Wal-Mart, Regal Cinemas	2018	20.1%	463,681	97.3%	97.3%	4,480,140	9.93
Georgia

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	In Place Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Canton Marketplace	Dick's Sporting Goods, TJ Maxx, Best Buy	2021	20.1%	347,966	96.6%	100.0%	6,176,580	18.38
Hiram Pavilion	Kohl's, HomeGoods	2018	20.1%	363,391	98.6%	98.6%	4,886,285	13.64
California
Elk Grove Commons	Kohl's, HomeGoods	2018	20.1%	242,078	98.8%	100.0%	5,196,093	21.73
Utah
Family Center at Riverdale (e)	Target, Home Goods, Best Buy, Sierra Trading (TJX)	2019	18.0%	372,408	97.9%	97.9%	4,096,176	11.23
Total - Fund V				7,474,120	93.8%	95.9%	$111,235,474	$15.87

TOTAL FUND PROPERTIES				8,540,304	92.5%	94.9%	$144,923,883	$18.35

Other Co-investment Vehicles Detail

New York
Shops at Grand Avenue (e)	Stop & Shop (Ahold), Starbucks	2024	5.0%	99,837	100.0%	100.0%	3,567,567	35.73
Florida
Walk at Highwoods Preserve (e)	HomeGoods, Michaels	2024	20.0%	137,756	95.1%	95.1%	2,633,949	20.10
Nevada
LINQ Promenade (e)	Yard House, Brooklyn Bowl, I Love Sugar, Starbucks, Welcome to Las Vegas	2024	15.0%	182,926	99.1%	99.6%	$14,600,887	$80.52
Total - Other Co-investment Vehicles				420,519	98.0%	98.2%	$20,802,403	$50.46

TOTAL INVESTMENT MANAGEMENT PROPERTIES				8,960,823	92.7%	95.1%	$165,726,286	$19.95
Acadia Share of Total Investment Management Properties				1,934,764	91.2%	94.1%	$39,205,971	$22.21

(a)
Excludes properties under development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than “leased occupancy,” but for which rent payment has not yet commenced. Residential and office GLA are excluded.
(b)
In place occupancy excludes short-term percentage rent.
(c)
Property is owned by the Company on land subject to a ground lease.
(d)
Property also includes 12,371 square feet of 2nd floor office space and a 29,760 square-foot parking garage (13 spaces).
(e)
Property or properties are unconsolidated.
(f)
Property also includes 18,493 square feet of office space.

Major Tenants

No individual retail tenant accounted for more than 3.0% of total Core Portfolio and Investment Management base rents for the year ended December 31, 2024 or occupied more than 7.7% of total Core Portfolio and Investment Management leased GLA as of December 31, 2024. The following table sets forth certain information for our 20 largest retail tenants by base rent for leases in place as of December 31, 2024. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties including Investment Management (GLA and Annualized Base Rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio (a)	Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	5	512	$9,233	7.7%	3.0%
TJX Companies (b)	31	368	4,435	5.5%	1.4%
J.Crew Group, Inc. (c)	5	18	4,411	0.3%	1.4%
Dicks Sporting Goods, Inc.	7	204	3,745	3.1%	1.2%
PetSmart, Inc.	14	115	3,536	1.7%	1.1%
Trader Joe's	5	54	3,389	0.8%	1.1%
Lululemon	4	12	3,153	0.2%	1.0%
Walgreens	5	71	2,962	1.1%	1.0%
ALO Yoga	3	25	2,921	0.4%	0.9%
Kohl's	7	196	2,738	2.9%	0.9%
Lowe's	2	164	2,648	2.5%	0.9%
Fast Retailing (d)	2	32	2,513	0.5%	0.8%
Royal Ahold (e)	6	146	2,329	2.2%	0.7%
Supervalu Inc. (f)	3	136	2,278	2.0%	0.7%
Ulta Beauty	16	58	2,199	0.9%	0.7%
Bob's Discount Furniture	3	75	2,139	1.1%	0.7%
Tapestry (g)	2	4	1,800	0.1%	0.6%
Gap (h)	11	66	1,775	1.0%	0.6%
Watches of Switzerland (i)	2	14	1,756	0.2%	0.6%
Michaels Stores, Inc.	8	71	1,639	1.1%	0.5%
Total	141	2,341	$61,598	35.0%	19.8%

a)
Does not include tenants that operate at only one Company location. No single tenant or property collectively comprised more than 10% of the Company’s Total revenues.
b)
TJ Maxx (13 locations), HomeGoods (10 locations), Marshalls (6 locations), HomeSense (2 locations)
c)
Madewell (4 locations), J.Crew Factory (1 location)
d)
Uniqlo (1 location), Theory (1 location)
e)
Stop and Shop (4 locations), Giant (2 locations)
f)
Shaw’s (3 locations)
g)
Kate Spade (2 locations)
h)
Old Navy (10 locations), Gap (1 location)
i)
Grand Seiko (1 location), Betteridge Jewelers (1 location)

Lease Expirations

The following tables show scheduled lease expirations on a pro-rata basis for retail tenants in place as of December 31, 2024, assuming that none of the tenants will exercise renewal options (GLA and Annualized Base Rent in thousands):

Core Portfolio

		GLA		Annualized Base Rent (a, b)
Leases Maturing in	Number of Leases	Square Feet	Percentage of Total	Current Annual Rent	Percentage of Total
Month to Month	1	2	0.0%	$93	0.1%
2025	78	636	15.3%	24,200	16.6%
2026	74	622	14.9%	18,879	13.0%
2027	64	335	8.0%	14,020	9.6%
2028	67	824	19.8%	23,935	16.4%
2029	73	636	15.3%	16,604	11.4%
2030	20	88	2.1%	5,935	4.1%
2031	24	170	4.1%	6,237	4.3%
2032	42	212	5.1%	10,419	7.2%
2033	45	169	4.0%	10,817	7.4%
2034	18	69	1.7%	3,027	2.1%
Thereafter	23	405	9.7%	11,505	7.9%
Total	529	4,168	100.0%	$145,671	100.0%

Investment Management

		GLA		Annualized Base Rent (a, b)
Leases Maturing in	Number of Leases	Square Feet	Percentage of Total	Current Annual Rent	Percentage of Total
Month to Month	2	1	0.0%	$7	0.0%
2025	112	246	14.0%	4,130	10.5%
2026	105	136	7.7%	2,913	7.4%
2027	119	244	13.8%	4,780	12.2%
2028	105	169	9.6%	3,615	9.2%
2029	121	267	15.1%	5,164	13.2%
2030	40	64	3.6%	1,264	3.2%
2031	38	81	4.6%	1,404	3.6%
2032	43	167	9.4%	2,906	7.4%
2033	45	104	5.9%	2,682	6.8%
2034	53	100	5.7%	2,264	5.8%
Thereafter	25	187	10.6%	8,077	20.6%
Total	808	1,765	100.0%	$39,206	100.0%

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

Geographic Concentrations

The following table summarizes our operating retail properties by region, excluding development and redevelopment properties, as of December 31, 2024. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including Investment Management (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a)	% Occupied (b)	Annualized Base Rent (b)	Annualized Base Rent per Occupied Square Foot	GLA	Annualized Base Rent
Core Portfolio:
New York Metro	1,338	92.0%	$64,162	$52.15	28.2%	44.0%
Chicago Metro	577	82.4%	25,198	53.00	12.2%	17.3%
Mid-Atlantic	1,232	97.5%	19,455	18.58	25.9%	13.4%
New England	719	97.7%	9,954	16.38	15.1%	6.8%
Washington D.C. Metro	168	82.1%	9,121	66.29	3.5%	6.3%
Midwest	570	95.5%	8,817	16.20	12.0%	6.1%
Los Angeles Metro	23	100.0%	4,454	189.81	0.5%	3.1%
Dallas Metro	122	88.3%	4,509	42.00	2.6%	3.1%
Total Core Operating Properties	4,748	93.1%	$145,670	$34.96	100.0%	100.0%

Investment Management Portfolio:
New York Metro	323	79.0%	$12,802	$50.17	16.6%	32.7%
Northeast	627	89.8%	8,544	15.21	32.4%	21.8%
Southeast	521	97.2%	8,637	17.05	26.9%	22.0%
Southwest	181	90.1%	2,943	18.04	9.4%	7.5%
West	143	98.4%	3,971	28.20	7.4%	10.1%
Midwest	93	99.0%	1,540	16.80	4.8%	3.9%
Mid-Atlantic	46	95.8%	739	16.17	2.4%	1.9%
San Francisco Metro	1	100.0%	31	141.36	0.1%	0.1%
Total Investment Management Operating Properties	1,935	91.2%	$39,206	$22.21	100.0%	100.0%

a)
Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
b)
The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not yet commenced as of December 31, 2024.
c)
New York Metro includes the tri-state and surrounding states.

Development and Redevelopment Activities

As part of our strategy, we invest in retail real estate assets that may require significant development. As of December 31, 2024, we had the following development or redevelopment projects in various stages of the development process (dollars in millions):

					Acadia's Pro-rata Share
Property (a)	AKR Pro-rata share	Location	Estimated Stabilization	Est. Sq ft Upon Completion	Costs prior to development / redevelopment	Incurred costs since development / redevelopment	Total Costs to Date	Estimated Future Range			Estimated Total Range
Core Development
Henderson Avenue Expansion	100.0%	Dallas, TX	2027/2028	176,000	$23.9	$20.3	$44.2	24.0	-	124.0	68.2	-	168.2

Investment Management Development:
FUND III
Broad Hollow Commons	24.5%	Farmingdale, NY	2026/2027	TBD	$3.0	$4.7	$7.7	TBD	-	TBD	TBD	-	TBD
(a)
As of December 31, 2024, the Company also had properties in various stages of redevelopment. Core properties consist of: City Center, 555 9th Street, 840 N. Michigan Avenue, Brandywine Holdings, Westshore Expressway, Mark Plaza, Bedford Green, Route 6 Mall, Mad River, 664 N. Michigan Avenue and 651-671 West Diversey. Investment Management properties consist of Fund IV: 717 N. Michigan Avenue.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Dividends and Holders of Record of our Common Shares

At February 10, 2025, there were 224 holders of record of our Common Shares, which are traded on the New York Stock Exchange under the symbol “AKR.”

The Company's annual dividend is greater than or equal to at least 90% of its REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates on any undistributed income to the extent that it distributes less than 100% of its taxable income in any tax year.

While we intend to continue paying regular quarterly dividends to holders of our Common Shares, future dividend declarations will be at the discretion of the Board and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board deems relevant. Cash available for distribution to Company shareholders is derived from income from real estate and will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A.

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

The following table provides information related to the 2020 Plan and the Amended and Restated 2020 Plan as of December 31, 2024:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	3,049,262
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,049,262

Remaining Common Shares available under the 2020 Plan and the Amended and Restated 2020 Plan are as follows:

Outstanding Common Shares as of December 31, 2024	119,657,594
Outstanding OP Units as of December 31, 2024	4,709,790
Total Outstanding Common Shares and OP Units	124,367,384

Common Shares and OP Units pursuant to the 2020 Plan and Amended and Restated 2020 Plan	5,929,953
Less: Issuance of Restricted Shares and LTIP Units Granted	(2,880,691)
Number of Common Shares remaining available	3,049,262

Share Price Performance

The following performance graph compares the cumulative total shareholder return for our Common Shares for the five-year period commencing December 31, 2019, through December 31, 2024, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the FTSE NAREIT All Equity REITs Index (the “All Equity REITs”) and the FTSE NAREIT Equity Shopping Centers Index (the “Equity Shopping Centers”) (previously SNL REIT Shopping Center Index which was discontinued) over the same period. Total return values for the Russell 2000, the All Equity REITs, the Equity Shopping Centers and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the All Equity REITs, the Equity Shopping Centers and our Common Shares on December 31, 2019, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Total Return Performance
Index Value
Acadia Realty Trust
Russell 2000 Index
FTSE NAREIT All Equity REITs Index
FTSE NAREIT Equity Shopping Centers Index
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Source: S&P Global Market Intelligence © 2025

	At December 31,
Index	2019	2020	2021	2022	2023	2024
Acadia Realty Trust	$100.00	$55.91	$88.54	$60.93	$75.77	$111.88
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
FTSE NAREIT All Equity REITs Index	100.00	94.88	134.06	100.62	112.04	117.56
FTSE NAREIT Equity Shopping Centers Index	100.00	72.36	119.43	104.46	117.03	136.97

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The Company maintains a share repurchase program which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company did not repurchase any shares during the years ended December 31, 2024, 2023 or 2022. As of December 31, 2024, management may repurchase up to approximately $122.5 million of the Company’s outstanding Common Shares under this program.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2024, there were 210 properties (including properties in development or redevelopment), which we own or have an ownership interest in, within our Core Portfolio and Investment Management. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through Investment Management. These properties primarily consist of street and urban retail, and suburban shopping centers. See Item 2. Properties for a summary of our wholly-owned and partially-owned retail properties and their physical occupancies at December 31, 2024.

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
•
Some of these investments historically have also included, and may in the future include, joint ventures with private equity and institutional investors for the purpose of making investments in ventures with significant embedded value in their real estate assets. We plan to grow this business and increase revenues earned from our Investment Management Portfolio by increasing our co-investment assets under management in existing or new ventures.
•
Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

SIGNIFICANT DEVELOPMENTS DURING THE year ended December 31, 2024 AND SUBSEQUENT EVENTS

Segment Reporting

During the second quarter of 2024, we renamed our historical Funds segment as the Investment Management segment. No prior period information was recast and the designation change did not impact our consolidated financial statements. Refer to Note 12.

Investments

During the year ended December 31, 2024, within our Core Portfolio, we invested in seven Core properties and three Core expansion properties aggregating $132.5 million, inclusive of transaction costs, as follows (Note 2):

•
In September and November of 2024, we acquired three additional properties in development as part of the overall Henderson Avenue expansion project in Dallas, Texas for an aggregate of $14.3 million.
•
On September 19, 2024, we acquired the Bleecker Street Portfolio, a four-property retail portfolio (inclusive of a parking garage) in Manhattan, New York for $20.3 million.
•
On October 11, 2024, we acquired 123-129 N. 6th Street, a retail property located in Brooklyn, New York for $35.3 million.
•
On October 17, 2024, we acquired 92-94 Greene Street, a retail property located in Manhattan, New York for $43.6 million.
•
On October 24, 2024, we acquired 109 N. 6th Street, a retail property located in Brooklyn, New York for $19.0 million.

During the year ended December 31, 2024, within Investment Management we invested our share of equity for non-controlling interests in two properties aggregating $48.0 million (with an aggregate gross asset value of $309.3 million), inclusive of transaction costs, as follows (Note 2, Note 4):

•
On July 3, 2024, we acquired an Investment Management shopping center, the Walk at Highwoods Preserve, located in Tampa, Florida for $31.8 million and subsequently contributed the property to a newly formed unconsolidated joint venture and retained a 20% ownership interest through an investment in a newly formed unconsolidated joint venture which was valued at $6.4 million.
•
On December 12, 2024, we acquired a 15% interest in an unconsolidated venture for $41.6 million, which purchased the LINQ Promenade, an open-air retail, entertainment, and dining district located in Las Vegas, Nevada for $277.5 million, inclusive of transaction costs. In addition, the venture entered into a new $175.0 million property mortgage loan.

In January 2025, within our Core Portfolio, we acquired two properties in New York, New York for approximately $80.0 million and acquired an additional 48% interest in an existing unconsolidated venture, the Renaissance portfolio (Note 4), increasing our existing 20% ownership interest to 68%, for approximately $117.0 million (Note 17).

Dispositions

On May 16, 2024, we contributed our Shops at Grand property to a newly formed unconsolidated joint venture and retained a 5% non-controlling ownership interest which was valued at $2.4 million, resulting in a loss on deconsolidation of $2.2 million related to transaction costs (Note 2).

On October 25, 2024, we contributed our Walk at Highwoods Preserve property to a newly formed unconsolidated joint venture and retained a 20% non-controlling ownership interest which was valued at $6.4 million, resulting in a loss on deconsolidation of $0.4 million related to transaction costs (Note 2, Note 4).

During the year ended December 31, 2024, we disposed of three consolidated Investment Management properties and two unconsolidated Investment Management investments for gross proceeds totaling $100.3 million, as follows:

•
On April 3, 2024, Fund IV sold its consolidated 2207 and 2208-2216 Fillmore Street properties for a total sales price of $14.1 million and repaid the related $6.4 million of debt at closing. Fund IV recognized a gain of $2.4 million, of which the Company’s proportionate share was $0.5 million (Note 2).
•
On June 28, 2024, Fund V sold a consolidated outparcel at Canton Marketplace for $2.2 million and recognized a gain of $0.6 million, of which the Company’s proportionate share was $0.1 million (Note 2).
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

Financing Activity

On April 15, 2024, the Operating Partnership and the Company entered into a Third Amended and Restated Credit Agreement, with Bank of America, N.A., as administrative agent, to amend its existing senior unsecured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provides for an increase in the existing unsecured revolving credit facility (the “Revolver”) from $300.0 million to $350.0 million, which includes the capacity to issue letters of credit in an amount up to $60.0 million, and the extension of the term from June 29, 2025 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility also provides for the extension of the term on the existing $400.0 million unsecured term loan (“Term Loan”) from June 29, 2026 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility has an accordion feature to increase its capacity up to $900 million at the option of the Operating Partnership, subject to customary conditions.

On September 12, 2024, the Operating Partnership and the Company entered into a Consent and Second Amendment (the “Amendment”) to the Third Amended and Restated Credit Agreement, which further increased the revolving credit facility to $525.0 million and the accordion feature limit to $1.1 billion, maintaining the same terms and conditions. Borrowings under the Revolver and the Term Loan will accrue interest at a floating rate based on SOFR with margins based on leverage or credit rating (Note 7).

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

Core Portfolio

In addition to the Amended Credit Facility and senior unsecured notes offering, during the year ended December 31, 2024, we (Note 7):

•
repaid in full the $175.0 million term loan;
•
repaid a Core property mortgage loan totaling $7.3 million at maturity;
•
extended a Core property mortgage loan of $60.0 million (excluding principal reductions of $2.5 million);
•
refinanced and extended two unconsolidated Core property mortgage loans of $103.0 million;
•
made scheduled principal payments totaling $4.3 million.

Investment Management

During the year ended December 31, 2024, through Investment Management, we (Note 7):

•
repaid the Fund V subscription line totaling $80.6 million;
•
entered into a new Investment Management property mortgage loan of $43.4 million;
•
repaid three Investment Management property mortgage loans totaling $7.9 million upon disposition of properties (Note 2);
•
extended and refinanced six Investment Management property mortgage loans totaling $215.0 million (excluding principal reductions of $2.0 million);
•
entered into two unconsolidated Investment Management property mortgage loans totaling $195.5 million (Note 4);
•
extended an Investment Management unconsolidated property mortgage loan of $37.8 million (excluding principal reductions of $2.1 million);
•
repaid two unconsolidated Investment Management property mortgage loans totaling $51.1 million upon dispositions of the properties (Note 4); and
•
made scheduled principal payments totaling $5.4 million.

Structured Financing Investments

During the year ended December 31, 2024, we originated one note receivable of $7.6 million to a related party, which is collateralized by the borrower’s equity interest in various partnerships, bears interest at 12% and matures on December 31, 2025.

Issuance of Common Shares

During the year ended December 31, 2024, we issued Common Shares through the following public offerings and our ATM Program:

($ in thousands, except share and per share data)	Closing Date (b)	Total Shares Sold	Price Per Share, net (d)	Initial Net Proceeds	Forward Proceeds Settled (f)	Remaining Net Proceeds Unsettled	Total Settled Net Proceeds and Unsettled Anticipated Net Proceeds Remaining
2024
January 2024 Offering (a)	1/8/2024	6,900,000	$16.38	$113,002	N/A	N/A	$113,002
October 2024 Offering (a,e)	10/2/2024	5,750,000	22.89	—	131,617	—	131,617
ATM Program (b, c)	Various	21,183,738	23.01	216,922	—	270,515	487,437
		33,833,738	$21.64	$329,924	$131,617	$270,515	$732,056

(a)
Amounts are inclusive of shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock, which includes (i) 900,000 shares with respect to the January 2024 Offering, and (ii) 750,000 shares with respect to the October 2024 Offering.
(b)
All forward sale agreements require settlement within one-year of the various effective dates.
(c)
Includes 10,910,488 forward shares outstanding under its ATM Program.
(d)
Amounts are presented net of underwriting discounts and fees.
(e)
The Company did not receive any proceeds from the sale of shares at the time it entered into each of the respective forward sale agreements. The Company determined that the ATM forward sales agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. The Company recorded the ATM forward sales agreements at fair value at inception, which was determined to be zero. Subsequent changes to fair value are not required under equity classification.
(f)
Amounts are presented net of underwriting discounts and fees and includes other offering costs

Subsequent to the year ended December 31, 2024, we sold a total of 262,211 shares under the ATM Program for an aggregate net value of $6.2 million, all of which were sold subject to the ATM forward sales agreements.

Economic and Other Considerations

Heightened levels of inflation and higher interest rates present risks for our business and our tenants. During 2024, inflation levels began to decrease, but remained elevated relative to the years preceding 2021. While the Federal Reserve made several cuts to interest rates in the second half of 2024 in response to those decreases in inflation levels, it continues to indicate that it will remain data-dependent in determining whether to hold its benchmark rate at current levels or continue to slowly ease interest rates through 2025. We continue to monitor and address risks related to the economy. In recent years, the elevated level of inflation resulted in increased costs for certain goods and services and cost of borrowing. Most of our leases include contractual rent escalations and require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. We also continue to see rising consumer confidence and we expect to continue to add value to our portfolio by executing on our current leasing momentum, our active development and redevelopment projects, and leasing pipeline. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements, which qualify for, and are designated as, hedging instruments. Except for increased interest costs, we have not experienced any material negative impacts at this time.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

Comparison of Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The results of operations by reportable segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2024				December 31, 2023				Increase (Decrease)
	Core	IM	SF	Total	Core	IM	SF	Total	Core	IM	SF	Total
Rental revenue	$193.6	$155.9	$—	$349.5	$200.8	$132.2	$—	$333.0	$(7.2)	$23.7	$—	$16.5
Other revenue	6.8	3.3	—	10.2	2.7	2.9	—	5.6	4.1	0.4	—	4.6
Depreciation and amortization	(73.5)	(65.5)	—	(138.9)	(76.6)	(59.3)	—	(136.0)	(3.1)	6.2	—	2.9
Property operating expenses	(32.4)	(33.6)	—	(66.0)	(32.5)	(29.4)	—	(61.8)	(0.1)	4.2	—	4.2
Real estate taxes	(29.6)	(16.4)	—	(46.0)	(31.9)	(14.7)	—	(46.7)	(2.3)	1.7	—	(0.7)
General and administrative expenses	—	—	—	(40.6)	—	—	—	(41.5)	—	—	—	(0.9)
Impairment charges	(0.5)	(1.2)	—	(1.7)	—	(3.7)	—	(3.7)	0.5	(2.5)	—	(2.0)
(Loss) gain on disposition of properties	(2.2)	1.4	—	(0.8)	—	—	—	—	(2.2)	1.4	—	(0.8)
Operating income	62.1	44.1	—	65.7	62.5	28.0	—	49.1	(0.4)	16.1	—	16.6
Interest income	—	—	25.1	25.1	—	—	20.0	20.0	—	—	5.1	5.1
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	4.8	10.4	—	15.2	2.7	(10.4)	—	(7.7)	2.1	20.8	—	22.9
Interest expense	(36.9)	(55.7)	—	(92.6)	(44.5)	(48.7)	—	(93.3)	(7.6)	7.0	—	(0.7)
Realized and unrealized holding (losses) gains on investments and other	(4.1)	—	(1.0)	(5.0)	5.8	25.0	(0.3)	30.4	(9.9)	(25.0)	(0.7)	(35.4)
Income tax provision	—	—	—	(0.2)	—	—	—	(0.3)	—	—	—	0.1
Net income (loss)	26.0	(1.2)	24.1	8.1	26.5	(6.1)	19.7	(1.7)	(0.5)	4.9	4.4	9.8
Net loss attributable to redeemable noncontrolling interests	—	7.9	—	7.9	—	8.2	—	8.2	—	0.3	—	0.3
Net loss attributable to noncontrolling interests	(1.6)	7.2	—	5.6	(1.9)	15.3	—	13.4	(0.3)	8.1	—	7.8
Net income (loss) attributable to Acadia shareholders	$24.3	$14.0	$24.1	$21.7	$24.6	$17.4	$19.7	$19.9	$(0.3)	$(3.4)	$4.4	$1.8

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia for our Core Portfolio decreased $0.3 million for the year ended December 31, 2024 compared to the prior year as a result of the changes further described below.

Rental revenues for our Core Portfolio decreased $7.2 million for the year ended December 31, 2024 compared to the prior year primarily due to (i) a $7.8 million accelerated amortization of a below-market lease for a bankrupt tenant in 2023, (ii) $2.3 million from the strategic recapture of tenant space subsequent to September 30, 2023, and (iii) $1.9 million from the sale of the Shops at Grand property in 2024. These decreases were offset by (i) $2.9 million for new Core acquisitions in 2024 and (ii) $1.5 million from new tenant lease up.

Other revenues increased $4.1 million for the year ended December 31, 2024 compared to the prior year primarily due to the recognition of a $3.5 million forfeited deposit for a property previously under contract for sale in 2024.

Depreciation and amortization for our Core Portfolio decreased $3.1 million for the year ended December 31, 2024 compared to the prior year primarily due to the write off of in-place lease intangible assets for recaptured tenant space in 2023.

Real estate taxes for our Core Portfolio decreased $2.3 million for the year ended December 31, 2024 compared to the prior year primarily due to tax refunds in the current year.

Property operating expenses for our Core Portfolio decreased $0.1 million for the year ended December 31, 2024 compared to the prior year primarily due to an increase in repairs and maintenance, utility and insurance costs in 2023 offset by increased legal expenses in the current year.

Loss on disposition of properties for our Core Portfolio relates to the deconsolidation of the Shops at Grand property in 2024 (Note 2).

Equity in (losses) earnings of unconsolidated affiliates for our Core Portfolio increased $2.1 million for the year ended December 31, 2024 compared to the prior year primarily due to tenant lease up and gain on extinguishment of debt from the restructuring of property mortgage debt at a property.

Interest expense for our Core Portfolio decreased $7.6 million for the year ended December 31, 2024 compared to the prior year primarily due to lower average outstanding borrowings in 2024.

Realized and unrealized holding gains (losses) on investments and other for our Core Portfolio decreased $9.9 million for the year ended December 31, 2024 compared to the prior year period primarily due to the fluctuation in unrealized holding gains from its mark-to-market adjustment on its Investment in Albertsons (Note 8).

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Investment Management segment are depicted in the table above under the headings labeled “IM.” Segment net income attributable to Acadia for Investment Management decreased $3.4 million for the year ended December 31, 2024 compared to the prior year as a result of the changes described below.

Revenues for Investment Management increased $23.7 million for the year ended December 31, 2024 compared to the prior year primarily due to (i) $13.7 million from acquisitions in 2023 and 2024, (ii) $5.8 million from new tenant lease-up within Investment Management in 2023 and 2024, and (iii) $5.0 million from higher recoveries as a result of higher property operating expenses in 2024.

Depreciation and amortization for Investment Management increased $6.2 million for the year ended December 31, 2024 compared to the prior year primarily due to property acquisitions in 2023 and 2024.

Property operating expenses, other operating and real estate taxes for Investment Management increased $4.2 million for the year ended December 31, 2024 compared to the prior year primarily due to property acquisitions in 2023 and 2024.

Real estate taxes for Investment Management increased $1.7 million for the year ended December 31, 2024 compared to the prior year primarily due to property acquisitions in 2023 and 2024.

Impairment charges for Investment Management decreased $2.5 million for the year ended December 31, 2024 compared to the prior year (Note 8). Impairment charges totaled $1.2 million during 2024 primarily related to 1964 Union in Fund IV. Impairment charges totaled $3.7 million during 2023 related to 146 Geary Street in Fund IV.

Gain on disposition of properties for Investment Management increased $1.4 million for the year ended December 31, 2024 compared to the prior year due to the $3.0 million gain on disposition of two properties at Fund IV and an outparcel at Fund V, offset by a $1.2 million loss related to a previously disposed property (Note 2).

Equity in (losses) earnings of unconsolidated affiliates for Investment Management increased $20.8 million for the year ended December 31, 2024 compared to the prior year due to the gain on sale of Frederick Crossing and Paramus Plaza in 2024 (Note 4).

Interest expense for Investment Management increased $7.0 million for the year ended December 31, 2024 compared to the prior year primarily due to higher average interest rates and increased principal balances from new acquisitions in 2024.

Realized and unrealized holding gains (losses) on investments and other for Investment Management decreased $25.0 million for the year ended December 31, 2024 compared to the prior year primarily due to a $28.2 million special dividend from Albertsons in 2023, offset by the mark-to-market adjustment on the investment in Albertsons in 2023 (Note 8).

Net loss attributable to noncontrolling interests for Investment Management increased $8.1 million for the year ended December 31, 2024 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. Net (income) loss attributable to noncontrolling interests for Investment Management includes asset management fees earned by the Company of $8.3 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.” Interest income for the Structured Financing portfolio increased $5.1 million for the year ended December 31, 2024 compared to the prior year period primarily due to higher cash balances from new note originations and compounding interest on certain of our notes.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Discussions of 2022 items and comparisons between the year ended December 31, 2023 and 2022, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Consolidated operating income	$65,659	$49,076	$68,230
Add back:
General and administrative	40,559	41,470	44,066
Depreciation and amortization	138,910	135,984	135,917
Impairment charges	1,678	3,686	33,311
Loss on disposition of properties	834	—	—

Less:
Above/below-market rent, straight-line rent and other adjustments (a)	(17,735)	(20,617)	(20,869)
Gain on disposition of properties	—	—	(57,161)
Consolidated NOI	229,905	209,599	203,494

Redeemable noncontrolling interest in consolidated NOI	(6,127)	(4,420)	(1,892)
Noncontrolling interest in consolidated NOI	(69,540)	(59,597)	(58,277)
Less: Operating Partnership's interest in Investment Management NOI included above	(25,496)	(19,816)	(14,476)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (b)	11,531	14,249	14,381
NOI - Core Portfolio	$140,273	$140,015	$143,230

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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior period presented, but excludes those properties which we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (in thousands):

	Year Ended December 31,
	2024	2023
Core Portfolio NOI	$140,273	$140,015
Less properties excluded from Same-Property NOI	(11,680)	(18,392)
Same-Property NOI	$128,593	$121,623

Percent change from prior year period	5.7%

Components of Same-Property NOI:
Same-Property Revenues	$183,157	$175,244
Same-Property Operating Expenses	(54,564)	(53,621)
Same-Property NOI	$128,593	$121,623

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

	Year Ended December 31, 2024
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	70	70
GLA commencing	626,663	626,663
New base rent	$32.76	$34.09
Expiring base rent	$30.47	$29.28
Percent growth in base rent	7.5%	16.4%
Average cost per square foot (a)	$7.35	$7.35
Weighted average lease term (years)	5.6	5.6

a)
The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be meaningful non-GAAP measure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its investments in Albertsons) in FFO. A reconciliation of net income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022

Net income (loss) attributable to Acadia shareholders	$21,650	$19,873	$(35,445)

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	107,450	109,732	104,910
Impairment charges (net of noncontrolling interests' share) (a)	750	852	58,481
Net gain on disposition of properties (net of noncontrolling interests' share)	(1,086)	—	(22,137)
Income (loss) attributable to Common OP Unit holders	1,067	1,282	(1,800)
Distributions - Preferred OP Units	341	492	492
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$130,172	$132,231	$104,501

a)
Represents the Company’s total share of impairment charges from consolidated assets (Note 8) and allocated impairment charges from investments in and advances to unconsolidated affiliates (Note 4).

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity and Cash Requirements

Generally, our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Funds and property acquisitions and development/re-tenanting activities within our Core Portfolio, (iii) distributions to our Investment Management investors, (iv) debt service and loan repayments and (v) share repurchases.

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2024, we paid dividends and distributions on our Common Shares, Common OP Units and Preferred OP Units totaling $81.6 million.

Investments

As previously discussed, during the year ended December 31, 2024, within our Core and Investment Management portfolios we invested in 12 new properties aggregating $180.5 million (Note 2, Note 4). In January 2025, within our Core Portfolio, we acquired two new properties for approximately $80.0 million and acquired an additional 48% interest in an existing unconsolidated venture, the Renaissance portfolio (Note 4), increasing our existing 20% ownership interest to 68%, for approximately $117.0 million (Note 17).

Structured Financing Investments

During the year ended December 31, 2024, we originated one note receivable of $7.6 million (Note 3).

Capital Commitments

During the year ended December 31, 2024, we made capital contributions aggregating $13.0 million to our Funds.

At December 31, 2024, our share of the remaining capital commitments to our Funds aggregated $16.3 million as follows:

•
$0.5 million to Fund III. Fund III was launched in May 2007 with total committed capital of $450.0 million of which our share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$5.5 million to Fund IV. Fund IV was launched in May 2012 with total committed capital of $530.0 million of which our share was $122.5 million.
•
$10.3 million to Fund V. Fund V was launched in August 2016 with total committed capital of $520.0 million of which our share is $104.5 million.

We do not have any additional capital commitments to our Investment Management portfolio.

Development Activities

During the year ended December 31, 2024, capitalized costs associated with development activities totaled $22.7 million (Note 2). At December 31, 2024, we had a total of 18 consolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2028 was $45.5 million to $159.5 million. Substantially all remaining development and redevelopment costs are discretionary, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Item 1A. Risk Factors.

Debt

A summary of our consolidated debt, which includes the full amount of Fund related obligations and excludes our pro-rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,	December 31,
	2024	2023

Total Debt - Fixed and Effectively Fixed Rate	$1,142,592	$1,454,707
Total Debt - Variable Rate	405,355	426,380
	1,547,947	1,881,087
Net unamortized debt issuance costs	(10,893)	(11,186)
Unamortized premium	212	240
Total Indebtedness	$1,537,266	$1,870,141

As of December 31, 2024, our consolidated indebtedness aggregated $1,547.9 million, excluding unamortized premium of $0.2 million and unamortized loan costs of $10.9 million, and were collateralized by 31 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.75% with maturities that ranged from January 30, 2025 to April 15, 2035, without regard to available extension options. Taking into consideration $852.0 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,142.6 million of the portfolio debt, or 73.8%, was fixed at a 5.06% weighted-average interest rate and $405.4 million, or 26.2% was floating at a 7.26% weighted average interest rate as of December 31, 2024. Our variable-rate debt includes $111.2 million of debt subject to interest rate caps.

Without regard to available extension options, at December 31, 2024 there is $471.9 million of debt maturing in 2025 at a weighted-average interest rate of 6.82%; there is $5.7 million of scheduled principal amortization due in 2025; and our share of scheduled 2025 principal payments and maturities on our unconsolidated debt was $17.4 million. In addition, $83.7 million of our total consolidated debt and $71.7 million of our pro-rata share of unconsolidated debt will come due in 2026. As it relates to the aforementioned maturing debt in 2025 and 2026, we have options to extend consolidated debt aggregating $364.3 million and $53.8 million at December 31, 2024, respectively; however, there can be no assurance that we will be able to successfully execute any or all of its available extension options. As it relates to the remaining maturing debt in 2025 and 2026, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in Part I, Item 1A. Risk Factors.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of December 31, 2024 (Note 10). The Company did not repurchase any of its Common Shares under this program during the year ended December 31, 2024.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within Investment Management, (iv) future sales of existing properties, (v) repayments of structured financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2024 totaled $16.8 million. Our remaining sources of liquidity are described further below.

Issuances of Common Shares

We have an ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and Investment Management acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Investment Management acquisitions, and for general corporate purposes.

During the year ended December 31, 2024, we issued Common Shares through the following public offerings and our ATM Program:

($ in thousands, except share and per share data)	Closing Date (b)	Total Shares Sold	Price Per Share, net (d)	Initial Net Proceeds	Forward Proceeds Settled (f)	Remaining Net Proceeds Unsettled	Total Settled Net Proceeds and Unsettled Anticipated Net Proceeds Remaining
2024
January 2024 Offering (a)	1/8/2024	6,900,000	$16.38	$113,002	N/A	N/A	$113,002
October 2024 Offering (a,e)	10/2/2024	5,750,000	22.89	—	131,617	—	131,617
ATM Program (b, c)	Various	21,183,738	23.01	216,922	—	270,515	487,437
		33,833,738	$21.64	$329,924	$131,617	$270,515	$732,056
(a)
Amounts are inclusive of shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock, which includes (i) 900,000 shares with respect to the January 2024 Offering, and (ii) 750,000 shares with respect to the October 2024 Offering.
(b)
All forward sale agreements require settlement within one-year of the various effective dates.
(c)
Includes 10,910,488 forward shares outstanding under its ATM Program.
(d)
Amounts are presented net of underwriting discounts and fees.
(e)
The Company did not receive any proceeds from the sale of shares at the time it entered into each of the respective forward sale agreements. The Company determined that the ATM forward sales agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. The Company recorded the ATM forward sales agreements at fair value at inception, which was determined to be zero. Subsequent changes to fair value are not required under equity classification.
(f)
Amounts are presented net of underwriting discounts and fees and includes other offering costs.

As of December 31, 2024, we had 10,910,488 forward shares outstanding under our ATM Program for anticipated net proceeds of $270.5 million after issuance costs. In January 2025, we sold a total of 262,211 shares under the ATM Program for an aggregate net value of $6.2 million, all of which were sold subject to the ATM forward sales agreements.

Investment Management Capital

During the year ended December 31, 2024, Funds IV and V called for capital contributions of $64.0 million, of which our aggregate share was $13.0 million. At December 31, 2024, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were zero, $1.4 million, $18.5 million, and $40.9 million, respectively.

Asset Sales and Other Transactions

As previously discussed, during the year ended December 31, 2024, we sold one Core property, three consolidated Investment Management properties, and two unconsolidated Investment Management properties for aggregate proceeds of $174.0 million (Note 2, Note 4).

During the year ended December 31, 2024, we sold 695,000 shares of Albertsons, generating net proceeds of $14.2 million. As of December 31, 2024, we held 0.8 million shares of Albertsons which had a fair value of $14.8 million (Note 8). In addition, during the year ended December 31, 2024, we recognized dividend income of $0.5 million (Note 8).

Financing and Debt

As of December 31, 2024, we had $511.0 million of additional capacity under existing Core Portfolio debt facilities. In addition, as of that date within our Core and Investment Management portfolios, we had 137 unleveraged consolidated properties with an aggregate carrying value of approximately $1.9 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table compares the historical cash flow for the year ended December 31, 2024 with the cash flow for the year ended December 31, 2023 (in millions, totals may not add due to rounding):

	Year Ended December 31,
	2024	2023	Variance

Net cash provided by operating activities	$140.4	$155.8	$(15.4)
Net cash used in investing activities	(170.7)	(208.5)	37.8
Net cash provided by financing activities	44.6	45.9	(1.3)
Increase (decrease) in cash and cash equivalents and restricted cash	$14.4	$(6.9)	$21.3

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from dividend income and rental revenue, and cash outflows for property operating expenses, general and administrative expenses, and interest and debt expense.

Our operating activities provided $15.4 million less cash for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the $28.2 million dividend received from our investment in Albertsons in 2023.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities used $37.8 million less cash for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to (i) $89.1 million more cash received from the disposition of properties in 2024, (ii) $19.7 million less cash used in our investments in and advances to unconsolidated affiliates, (iii) $9.7 million more cash received from the sale of marketable securities, and (iv) $6.0 million more received from the payment of a note receivable. These sources of cash were offset by (i) $47.6 million more cash used for the acquisition of real estate, (ii) $19.8 million less cash received from return of capital of unconsolidated affiliates, (iii) $10.7 million more cash used for development, construction and property improvement costs and (iv) $6.9 million more cash used to originate a note receivable.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities provided $1.3 million less cash during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily from (i) $428.2 million more cash used to repay debt, (ii) $8.8 million less cash provided by contributions from noncontrolling interests, (iii) $8.5 million more cash used for payment of deferred financing fees, (iv) $7.8 million more used to pay dividends and (iii) $5.6 million more cash distributed to noncontrolling interests. These decreases were offset by $459.9 million more cash provided by the sale of Common Shares.

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

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		December 31, 2024
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Eden Square(b)	20.8%	$4.9	6.90%	Mar 2025
Tri-City Plaza	18.1%	6.4	6.16%	Oct 2025
Frederick County Square	18.1%	4.5	5.36%	Jan 2026
650 Bald Hill Rd	20.8%	3.1	3.75%	Jun 2026
Renaissance Portfolio(c, f)	20.0%	30.4	7.15%	Nov 2026
840 N. Michigan	91.9%	38.6	6.50%	Dec 2026
3104 M Street(c)	20.0%	0.8	7.65%	Jan 2027
Wood Ridge Plaza	18.1%	6.5	7.20%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale FC	18.0%	6.9	6.96%	Nov 2027
Georgetown Portfolio	50.0%	7.0	4.72%	Dec 2027
LINQ Promenade(d)	15.0%	26.3	6.15%	Dec 2027
Shoppes at South Hills(e)	18.1%	5.8	5.95%	Mar 2028
Mohawk Commons	18.1%	7.2	5.80%	Mar 2028
The Walk at Highwoods Preserve(e)	20.0%	4.1	6.25%	Oct 2028
Crossroads Shopping Center(b)	49.0%	36.8	5.78%	Nov 2029
Gotham Plaza	49.0%	13.7	5.90%	Oct 2034
Total		$213.0

a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at December 31, 2024, where applicable.
b)
The debt has two available three-month extension options.
c)
The debt has two available 12-month extension options.
d)
The debt has one available 24-month extension option.
e)
The debt has one available 12-month extension option.
f)
In January 2025, the Company increased its ownership in the Renaissance Portfolio to 68% (Note 17).

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

During 2024 and 2023, the Company recognized impairment charges on properties of $1.7 million and $3.7 million, respectively. See Note 8 for a discussion of impairments recognized during the periods presented.

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

During the year ended December 31, 2024, we completed 11 asset acquisitions, and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed (Note 2).

Investments in and Advances to Unconsolidated Affiliates – Consolidation

We account for our investments in and advances to unconsolidated affiliates under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a “VIE”) and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. Determining control of the entities can be subjective in assessing which activities of the joint venture most significantly impact the economic performance and whether the rights of the joint venture partner are protective or participating. In making this determination, any new or amended joint venture agreement is assessed by the Company for the activities that most significantly impact the joint venture’s economic performance based on the business purpose and design of the venture. We assess the rights that are conveyed to us in the agreement and evaluate whether we are provided with participating or protective rights over the activities that most significantly impact the entity’s economic performance. We also assess the rights of our joint venture partner. Such participating rights include, among other things, the right to approve/amend the annual budget, leasing of the property to a significant tenant, and approval of financing. If our joint venture partner has substantive participating rights and we are determined not to be the primary beneficiary, we do not consolidate the entity. The assets and liabilities of the consolidated VIEs are described in Note 16.

Recently Issued Accounting Pronouncements

Reference is made to Note 1 for information about recently issued and recently adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2024

Our primary market risk exposure is to changes in interest rates related to our property mortgage loans and other debt. See Note 7 for certain quantitative details related to our property mortgage loans and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2024, we had total property mortgage loans and other notes payable of $1,547.9 million, excluding the unamortized premium of $0.2 million and unamortized debt issuance costs of $10.9 million, of which $1,142.6 million, or 73.8% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $405.4 million, or 26.2%, was variable-rate based upon SOFR rates plus certain spreads. As of December 31, 2024, we were party to 30 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $852.0 million and $111.2 million of SOFR-based variable-rate debt, respectively. If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.

The following table sets forth information as of December 31, 2024 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025	$2.0	$—	$2.0	—%
2026	4.9	—	4.9	—%
2027	4.8	45.1	49.9	4.8%
2028	1.8	534.4	536.2	4.3%
2029	1.2	172.1	173.3	5.2%
Thereafter	1.3	1.6	2.9	5.1%
	$16.0	$753.2	$769.2

Investment Management Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025	$3.7	$471.9	$475.6	6.8%
2026	2.0	76.8	78.8	6.3%
2027	1.3	163.4	164.7	6.8%
2028	0.2	59.4	59.6	6.0%
2029	—	—	—	—%
Thereafter	—	—	—	—%
	$7.2	$771.5	$778.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025	$6.2	$11.2	$17.4	6.5%
2026	6.1	65.6	71.7	6.6%
2027	0.6	56.2	56.8	6.2%
2028	0.1	16.6	16.7	6.0%
2029	0.3	36.4	36.7	5.8%
Thereafter	—	13.7	13.7	5.9%
	$13.3	$199.7	$213.0

Without regard to available extension options, in 2025, $477.6 million of our total consolidated debt and $17.4 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $83.7 million of our total consolidated debt and $71.7 million of our pro-rata share of unconsolidated debt will become due in 2026. As it relates to the maturing debt in 2025 and 2026, we have options to extend consolidated debt aggregating $364.3 million and $53.8 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $6.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.9 million. Interest expense on our consolidated variable-rate debt of $405.4 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2024, would increase $4.1 million if interest rates increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.2 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2024, the fair value of our total consolidated outstanding debt would decrease by approximately $9.8 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $9.8 million.

As of December 31, 2024, and 2023, we had consolidated notes receivable of $126.6 million and $124.9 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2024, the fair value of our total outstanding notes receivable would decrease by approximately $0.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.6 million.

Summarized Information as of December 31, 2023

As of December 31, 2023, we had total property mortgage loans and other notes payable of $1,881.1 million, excluding the unamortized premium of $0.2 million and unamortized debt issuance costs of $11.2 million, of which $1,454.7 million, or 77.3% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $426.4 million, or 22.7%, was variable-rate based upon SOFR or Prime rates plus certain spreads. As of December 31, 2023, we were party to 36 interest rate swap and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,249.8 million and $151.4 million of SOFR-based variable-rate debt, respectively.

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

Changes in Market Risk Exposures from December 31, 2023 to December 31, 2024

Our interest rate risk exposure from December 31, 2023, to December 31, 2024, has decreased on an absolute basis, as the $426.4 million of variable-rate debt as of December 31, 2023, has decreased to $405.4 million as of December 31, 2024. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 22.7% of our consolidated debt as of December 31, 2023 compared to 26.2% as of December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Acadia Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and 2023, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 14, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees

Acadia Realty Trust

Rye, New York

Opinion on the Consolidated Financial Statements

We have audited the consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of Acadia Realty Trust (the “Company”) for the year ended December 31, 2022, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2005 to 2022.

New York, New York

March 1, 2023

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2024	2023
ASSETS
Investments in real estate
Operating real estate, net	$3,543,974	$3,517,281
Real estate under development	129,619	94,799
Net investments in real estate	3,673,593	3,612,080
Notes receivable, net ($2,004 and $1,279 of allowance for credit losses as of December 31, 2024 and December 31, 2023, respectively)(a)	126,584	124,949
Investments in and advances to unconsolidated affiliates	209,232	197,240
Other assets, net	223,767	208,460
Right-of-use assets - operating leases, net	25,531	29,286
Cash and cash equivalents	16,806	17,481
Restricted cash	22,897	7,813
Marketable securities	14,771	33,284
Rents receivable, net	58,022	49,504
Assets of properties held for sale	—	11,057
Total assets (b)	$4,371,203	$4,291,154

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$953,700	$930,127
Unsecured notes payable, net	569,566	726,727
Unsecured line of credit	14,000	213,287
Accounts payable and other liabilities	232,726	229,375
Lease liabilities - operating leases	27,920	31,580
Dividends and distributions payable	24,505	18,520
Distributions in excess of income from, and investments in, unconsolidated affiliates	16,514	7,982
Total liabilities (b)	1,838,931	2,157,598
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	30,583	50,339
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 119,657,594 and 95,361,676 shares, respectively	120	95
Additional paid-in capital	2,436,285	1,953,521
Accumulated other comprehensive income	38,650	32,442
Distributions in excess of accumulated earnings	(409,383)	(349,141)
Total Acadia shareholders’ equity	2,065,672	1,636,917
Noncontrolling interests	436,017	446,300
Total equity	2,501,689	2,083,217
Total liabilities, redeemable noncontrolling interests, and equity	$4,371,203	$4,291,154

(a)
Includes Notes receivable, net from related parties of $14.8 million and $6.4 million as of December 31, 2024 and 2023, respectively (Note 3).
(b)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the “Operating Partnership”), which is a consolidated variable interest entity (“VIE”) (Note 16). The Consolidated Balance Sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,640.1 million and $1,679.8 million of Operating real estate, net; $31.5 million and $28.9 million of Real estate under development; $74.4 million and $92.8 million of Investments in and advances to unconsolidated affiliates; $79.4 million and $101.7 million of Other assets, net; $2.0 million and $2.1 million of Right-of-use assets - operating leases, net; $15.9 million and $10.8 million of Cash and cash equivalents; $11.0 million and $7.0 million of Restricted cash; $27.3 million and $21.4 million of Rents receivable, net; $799.7 million and $764.6 million of property mortgage loans and other notes payable, net; $0.0 million and $80.5 million of Unsecured notes payable, net; $120.1 million and $127.2 million of Accounts payable and other liabilities; $2.1 million and $2.2 million of Lease liability- operating leases as of December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share amounts)	2024	2023	2022
Revenues
Rental	$349,530	$333,044	$317,814
Other	10,159	5,648	8,476
Total revenues	359,689	338,692	326,290
Expenses
Depreciation and amortization	138,910	135,984	135,917
General and administrative	40,559	41,470	44,066
Real estate taxes	46,049	46,650	44,932
Property operating	66,000	61,826	56,995
Impairment charges	1,678	3,686	33,311
Total expenses	293,196	289,616	315,221

(Loss) gain on disposition of properties	(834)	—	57,161
Operating Income	65,659	49,076	68,230
Equity in earnings (losses) of unconsolidated affiliates	15,178	(7,677)	(32,907)
Interest income (a)	25,085	19,993	14,641
Realized and unrealized holding (losses) gains on investments and other	(5,014)	30,413	(34,994)
Interest expense	(92,557)	(93,253)	(80,209)
Income (loss) from continuing operations before income taxes	8,351	(1,448)	(65,239)
Income tax provision	(212)	(301)	(12)
Net income (loss)	8,139	(1,749)	(65,251)
Net loss attributable to redeemable noncontrolling interests	7,915	8,239	5,536
Net loss attributable to noncontrolling interests	5,596	13,383	24,270
Net income (loss) attributable to Acadia shareholders	$21,650	$19,873	$(35,445)

Basic earnings (loss) per share	$0.19	$0.20	$(0.38)
Diluted earnings (loss) per share	$0.19	$0.20	$(0.40)

Weighted average shares for basic earnings (loss) per share	108,227	95,284	94,575
Weighted average shares for diluted earnings (loss) per share	108,258	95,284	94,643
(a)
Includes interest income on Notes receivable, net, advances to unconsolidated affiliates, and loans to redeemable noncontrolling interests from related parties of $13.9 million, $7.7 million and $4.4 million for the year ended December 31, 2024, 2023, and 2022, respectively (Note 3, Note 10).

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2024	2023	2022

Net income (loss)	$8,139	$(1,749)	$(65,251)
Other comprehensive income (loss):
Unrealized gain on valuation of swap agreements	33,232	10,963	96,858
Reclassification of realized interest on swap agreements	(30,336)	(33,647)	8,232
Other comprehensive income (loss)	2,896	(22,684)	105,090
Comprehensive income (loss)	11,035	(24,433)	39,839
Comprehensive loss attributable to redeemable noncontrolling interests	7,915	8,239	5,536
Comprehensive loss attributable to noncontrolling interests	8,908	21,692	2,211
Comprehensive income attributable to Acadia shareholders	$27,858	$5,498	$47,586

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2024, 2023, and 2022

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2024	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339
Issuance of Common Shares, net	22,923	24	459,868	—	—	459,892	—	459,892	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	1,293	1	20,928	—	—	20,929	(20,929)	—	—
Dividends/distributions declared ($0.74 per Common Share/OP Unit)	—	—	—	—	(81,892)	(81,892)	(5,639)	(87,531)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(11,825)
Employee and trustee stock compensation, net	80	—	1,275	—	—	1,275	11,519	12,794	—
Noncontrolling interest distributions	—	—	—	—	—	—	(36,751)	(36,751)	(16)
Noncontrolling interest contributions	—	—	—	—	—	—	51,118	51,118	—
Comprehensive (loss) income	—	—	—	6,208	21,650	27,858	(8,908)	18,950	(7,915)
Reallocation of noncontrolling interests	—	—	693	—	—	693	(693)	—	—
Balance at December 31, 2024	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583

Balance at January 1, 2023	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	151	—	2,521	—	—	2,521	(2,521)	—	—
Dividends/distributions declared ($0.72 per Common Share/OP Unit)	—	—	—	—	(68,612)	(68,612)	(5,352)	(73,964)	—
City Point Loan	—	—	—	—	—	—	—	—	(796)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(9,350)
Employee and trustee stock compensation, net	90	—	1,689	—	—	1,689	11,064	12,753	—
Noncontrolling interest distributions	—	—	—	—	—	—	(80,186)	(80,186)	(50)
Noncontrolling interest contributions	—	—	—	—	—	—	59,612	59,612	1,110
Comprehensive income (loss)	—	—	—	(14,375)	19,873	5,498	(21,692)	(16,194)	(8,239)
Reallocation of noncontrolling interests	—	—	3,989	—	—	3,989	(3,989)	—	—
Balance at December 31, 2023	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2022	89,304	$89	$1,754,383	$(36,214)	$(196,645)	$1,521,613	$628,322	$2,149,935	$—
Issuance of Common Shares, net	5,525	6	119,479	—	—	119,485	—	119,485
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	235	—	3,945	—	—	3,945	(3,945)	—
Dividends/distributions declared ($0.72 per Common Share/OP Unit)	—	—	—	—	(68,312)	(68,312)	(5,094)	(73,406)	—
Acquisition of noncontrolling interest	—	—	67,475	—	—	67,475	(91,811)	(24,336)	—
City Point Loan Advances	—	—	—	—	—	—	—	—	(65,391)
City Point Loan accrued interest, net	—	—	—	—	—	—	—	—	(3,923)
Employee and trustee stock compensation, net	57	—	1,122	—	—	1,122	10,000	11,122	—
Noncontrolling interest distributions	—	—	—	—	—	—	(79,838)	(79,838)	—
Noncontrolling interest contributions	—	—	—	—	—	—	109,428	109,428	65,945
Comprehensive income	—	—	—	83,031	(35,445)	47,586	(2,211)	45,375	(5,536)
Reclassification of redeemable noncontrolling interests	—	—	—	—	—	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests	—	—	(1,082)	—	—	(1,082)	1,082	—	—
Balance at December 31, 2022	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,139	$(1,749)	$(65,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,910	135,984	135,917
Loss (gain) on disposition of properties and other investments	834	—	(58,634)
Net unrealized holding losses (gains) on investments	4,211	(1,634)	37,751
Stock compensation expense	12,794	12,753	11,122
Straight-line rents	277	(1,392)	(8,669)
Equity in (earnings) losses of unconsolidated affiliates	(15,178)	7,677	32,907
Distributions of operating income from unconsolidated affiliates	22,874	3,844	24,179
Adjustments to straight-line rent reserves	(2,849)	—	(292)
Amortization of financing costs	8,049	6,481	5,639
Non-cash lease expense	3,745	3,596	3,462
Adjustments to allowance for credit loss	—	(1,241)	(102)
Acceleration of below market lease	—	(8,057)	—
Impairment charges	1,678	3,686	33,311
Other, net	(5,105)	(5,818)	(7,675)
Changes in assets and liabilities:
Rents receivable	(6,665)	2,538	1,586
Other liabilities	(4,824)	15,492	(2,959)
Accounts payable and accrued expenses	(2,921)	2,045	(2,141)
Prepaid expenses and other assets	(19,539)	(14,756)	(3,452)
Lease liabilities - operating leases	(3,982)	(3,691)	(3,488)
Net cash provided by operating activities	140,448	155,758	133,211
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(161,533)	(126,545)	(242,633)
Proceeds from the disposition of properties and other investments, net	89,078	—	224,558
Investments in unconsolidated affiliates	(33,795)	(53,736)	(154,695)
Development, construction and property improvement costs	(80,250)	(69,540)	(51,046)
(Deposits) refund for properties under purchase contract	(11,500)	1,080	(729)
Deposits for properties under sales contract	—	1,515	2,000
Change in control of previously unconsolidated affiliate	—	—	3,592
Return of capital from unconsolidated affiliates	24,639	44,486	77,774
Payment of deferred leasing costs	(9,251)	(9,007)	(7,997)
Acquisition of investment interests	—	—	(4,527)
Proceeds from sale of marketable securities	14,301	4,636	—
Proceeds from repayment of note receivable	6,000	—	29,530
Issuance of note receivable	(8,352)	(1,426)	—
Net cash used in investing activities	(170,663)	(208,537)	(124,173)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	435,384	283,989	850,120
Principal payments on unsecured debt	(790,271)	(209,599)	(656,556)
Issuances of Common Shares	459,892	—	119,485
Capital contributions from noncontrolling interests	51,118	59,926	109,428
Principal payments on mortgage and other notes	(70,452)	(112,283)	(447,998)
Proceeds received from mortgage and other notes	92,200	132,902	204,138
Distributions to noncontrolling interests	(41,996)	(36,389)	(84,723)
Dividends paid to Common Shareholders	(76,323)	(68,568)	(64,586)
Payment of deferred financing and other costs	(12,491)	(4,026)	(9,348)
Acquisition of noncontrolling interest	—	—	(24,336)
Payments of finance lease obligations	(2,437)	(100)	—
Net cash provided by (used in) financing activities	44,624	45,852	(4,376)
Increase (decrease) in cash and restricted cash	14,409	(6,927)	4,662
Cash of $17,481, $17,158 and $17,746 and restricted cash of $7,813, $15,063 and $9,813, respectively, beginning of year	25,294	32,221	27,559
Cash of $16,806, $17,481 and $17,158 and restricted cash of $22,897, $7,813 and $15,063, respectively, end of year	$39,703	$25,294	$32,221

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $7,175 and $7,206 and $4,166 respectively (a)	$118,728	$119,550	$65,109
Cash paid for income taxes, net of refunds	$212	$301	$11

Supplemental disclosure of non-cash investing and financing activities
Dividends/Distributions declared and payable	$24,420	$18,372	$18,368
Assumption of accounts payable and accrued expenses through acquisition of real estate	$2,534	$645	$4,062
Disposition of 146 Geary Street upon deed-in-lieu of foreclosure	$—	$19,338	$—
Extinguishment of the obligations under the mortgage loan for 146 Geary Street upon deed-in-lieu of foreclosure	$—	$(19,338)	$—
Issuance of note receivable used as capital contributions from redeemable noncontrolling interests	$—	$796	$65,945
Conversion of Common and Preferred OP Units to Common Shares	$20,929	$—	$—
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$11,825	$9,350	$3,923
Recognition of non-refundable deposit upon expiration of sale agreement	$3,315	$—	$—
Distributions to noncontrolling interests of marketable securities	$—	$49,117	$—
Property contributed to an unconsolidated affiliate	$2,432	$—	$—
Reclassification of investment in unconsolidated affiliate to marketable securities	$—	$32,745	$—
Reclassification of noncontrolling interest in excess of amount paid to additional paid-in capital	$—	$—	$67,475

Change in control of previously unconsolidated investment
Increase in real estate	$—	$—	$(55,791)
Increase in mortgage notes payable	—	—	35,970
Decrease in investments in and advances to unconsolidated affiliates	—	—	17,822
Decrease in notes receivable	—	—	5,306
Decrease in reserve on note receivable	—	—	(4,582)
Decrease in accrued interest on notes receivable	—	—	4,691
Change in other assets and liabilities	—	—	176
Increase in cash and restricted cash upon change of control	$—	$—	$3,592

(a)
Interest paid for the year ended December 31, 2024, 2023 and 2022 excludes the cash flows from net settlements on interest rate swap contracts, which was a net receipt of cash of $27.4 million, a net payment of $28.7 million, and a net receipt of $8.3 million, respectively.

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2024 and 2023, the Trust controlled approximately 96% and 95%, respectively, of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of December 31, 2024, the Company has ownership interests in 159 properties (including properties in various stages of development an redevelopment) within its Core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through Investment Management (“Core Portfolio”). The Company also has ownership interests in 51 properties within an Investment Management platform, through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate (“Investment Management”). As part of the Investment Management platform, we have active investments through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III, and Fund IV, the “Funds”). The 210 Core Portfolio and Investment Management properties primarily consist of street and urban retail, and suburban shopping centers. The Company consolidates the Funds as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2024 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of December 31, 2024 (a)
Fund II	6/2004	61.67%	$559.4	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	506.0	24.0	23.12%	6%	221.4
Fund V	8/2016	20.10%	468.8	51.2	20.10%	6%	150.8

a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ shares.
b)
Amount represents the current economic ownership at December 31, 2024, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”), in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control and does not consolidate, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in Equity in (losses) earnings of unconsolidated affiliates in the Consolidated Statement of Operations.

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

Segments

During the second quarter of 2024, the Company renamed its historical Funds segment as the Investment Management segment. No prior period information was recast and the designation change did not impact the Company’s consolidated financial statements.

We define our reportable segments to be aligned with our method of internal reporting and the way our chief operating decision maker makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we have identified three reportable operating segments: Core Portfolio, Investment Management and Structured Financing, based on the economic characteristics and nature of our assets and services. Refer to Note 12.

Summary of Significant Accounting Policies

Real Estate

Land, buildings, and personal property are carried at cost less accumulated depreciation. Improvements and significant renovations that extend the useful life of the properties are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Real estate under development includes costs for significant property expansion and development. Construction in progress pertains to construction activity or redevelopment at the Company’s operating properties that are in service and continue to operate during the construction period.

Depreciation is computed on the straight-line basis over estimated useful lives of the assets as follows:

Buildings and improvements	Useful lives of 40 years for buildings and 15 years for improvements
Furniture and fixtures	Useful lives, ranging from five years to 10 years
Tenant improvements	Shorter of economic life or lease terms

If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed, and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.

Purchase Accounting – Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases) in accordance

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates the value of any assumption of property mortgage debt based on market conditions at the time of acquisitions including prevailing interest rates, terms, and ability to obtain financing for a similar asset. Property mortgage debt discounts or premiums are included in the carrying value of the debt and amortized into interest expense over the remaining term of the related debt instrument.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Held for Sale – The Company generally considers assets to be held for sale when certain criteria have been met, and management believes it is probable that the disposition will occur within one year. Properties are held for sale for a period longer than one year if events or circumstances out of the Company’s control occur that delay the sale and while management continues to be committed to the plan of sale and is performing actions necessary to respond to the conditions causing the delay the properties held for sale remain salable in their current condition. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell, and depreciation and amortization are no longer recognized. Held for sale properties are evaluated quarterly to ensure that properties continue to meet the held for sale criteria. If properties are required to be reclassified from held for sale to held for use due to changes to a plan of sale, they are recorded at the lower of fair value or the carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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

When characterizing distributions from unconsolidated investees within the Company’s consolidated statements of cash flows, all distributions received are first applied as returns on investment to the extent there are cumulative earnings related to the respective investment and are classified as cash inflows from operating activities. If cumulative distributions are in excess of cumulative earnings, distributions are considered return of investment. In such cases, the distribution is classified as cash inflows from investing activities.

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

Fair Value Measurements

The Company follows the guidance in the FASB ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to determine the fair value of financial and non-financial instruments. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk. The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Equity Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. In accordance with ASC Topic 825 Financial Instruments: the Company recognizes changes in the fair value of equity investments with readily determinable fair values in Realized and unrealized holding gains on investments and other on the Company’s Consolidated Statements of Operations.

Deferred Costs

External fees and costs paid in the successful negotiation of leases, including direct and incremental capitalized internal leasing commissions incurred in connection with executed lease agreements, are deferred and amortized on a straight-line basis over the terms of the respective leases. External fees and costs incurred in connection with obtaining financing are deferred and amortized as a component of interest expense over the term of the related debt obligation on a straight-line basis, which approximates the effective interest method.

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

Although the Company’s derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheets. The Company does not use derivatives for trading or speculative purposes. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions), (ii) it is no longer probable that the forecasted transaction will occur, or (iii) it is determined that designating the derivative as an interest rate swap is no longer appropriate. For the periods presented, all of the Company’s derivatives qualified and were designated as cash flow hedges, and none of its derivatives were deemed ineffective.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. Noncontrolling interests also include amounts related to Common and Preferred OP Units issued to unrelated third parties in connection with certain property acquisitions. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. Redeemable noncontrolling interests that are redeemable at the option of the holder are classified outside of shareholders’ equity in accordance with ASC 480, Distinguishing Liabilities from Equity on the Company’s Consolidated Balance Sheets as temporary equity under the caption, Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in Additional paid-in capital to record the noncontrolling at its redemption value. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Operations.

Variable Interest Entities

The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company assesses the accounting treatment and determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion on an ongoing basis when certain events occur. In determining whether the Company is the primary beneficiary, it evaluates its control rights as well as economic interests in the entity held either directly or indirectly by the Company. Each entity is assessed on an individual basis to determine the rights provided to each party and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For those entities evaluated under the voting interest model, the Company consolidates the entity if it has a controlling financial interest. The Company has a controlling financial interest in a voting interest entity if it owns a majority voting interest in the entity. Investments in entities for which the Company has the ability to exercise significant influence over the entity, but does not have financial or operating control through its voting interest and entities which are VIEs but where the Company is not the primary beneficiary, are accounted for using the equity method of accounting.

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

Leases

Pursuant to ASC 842, the Company does not separate the non-lease components, such as common area maintenance, from its leases. In addition, the Company accounts for those taxes that it pays on behalf of the tenant as reimbursable costs and does not account for those taxes paid directly by the tenant. Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases, unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from the use of the underlying asset. At December 31, 2024 and 2023, unbilled rents receivable relating to the straight-lining of rents of $46.2 million and $49.3 million, respectively, are included in Rents receivable, net on the accompanying Consolidated Balance Sheets. The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.

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

Right-of-use (“ROU”) assets are recorded for properties the Company leases from third parties, and represent our right to use an underlying asset for the lease term, and the corresponding lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and the ROU asset.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

In addition to the lease-specific collectability assessment, the Company also recognizes a general allowance based on the Company’s historical collection experience, for its portfolio of operating lease receivables which are not expected to be fully collectible. The Company estimates the collectability of its accrued rent and accounts receivable balances related to lease revenue. The Company estimates the collectability of the accounts receivable related to billed rents, straight-line rents, recoveries from tenants, and other revenue taking into consideration the Company's historical write-off experience, tenant creditworthiness, current economic trends, and remaining lease terms. Rents receivable at December 31, 2024 and 2023 are shown net of a general allowance of $0.3 million and $4.1 million, respectively. Rental income for the years ended December 31, 2024, 2023 and 2022 are reported net of adjustments of $(3.8) million, $(1.3) million, and $1.5 million, respectively, to allowance for uncollectible accounts.

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

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In 2024 and 2023, the Company recorded valuation allowances to reduce deferred tax assets when it determined that an uncertainty existed regarding their realization, which increased the provision for income taxes. In making such determination, the Company considered all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business. To the extent facts and circumstances change in the future, further adjustments to the valuation allowances may be required.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2023, the FASB issued Accounting Standards Update (“ASU”) ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company has elected not to early adopt ASU 2023-05 and does not expect the adoption will have a significant impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 provides for additional disclosures as it relates to the Company’s segments and is effective for fiscal years beginning after December 15, 2023. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the chief operating decision maker and how these measures are used to allocate resources and assess segment performance. The amendments in ASU 2023-07 will also apply to entities with a single reportable segment. The Company has adopted the amendments in this update in its annual report on Form 10-K for the year ended December 31, 2024. While the adoption had no impact on the Company’s consolidated financial statements, it resulted in incremental disclosures within the footnotes to the Company’s consolidated financial statements. Refer to Note 12.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The company is currently reviewing this ASU to determine its impact on its disclosures within the footnotes to its consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance applies to all public business entities (PBEs) and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has elected not to early adopt and the requirements will be applied prospectively with the option for retrospective application. The Company is currently reviewing this ASU to determine the impact on its disclosures within the footnotes to its consolidated financial statements..

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements.

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	December 31,	December 31,
	2024	2023
Buildings and improvements	$3,174,250	$3,128,650
Tenant improvements	304,645	257,955
Land	906,031	872,228
Construction in progress	23,704	23,250
Right-of-use assets - finance leases (Note 11)	61,366	58,637
Total	4,469,996	4,340,720
Less: Accumulated depreciation and amortization	(926,022)	(823,439)
Operating real estate, net	3,543,974	3,517,281
Real estate under development	129,619	94,799
Net investments in real estate	$3,673,593	$3,612,080

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions

During the years ended December 31, 2024 and 2023, the Company acquired the following retail properties and other real estate investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price (a)
2024 Acquisitions
Core
Bleecker Street Portfolio (4 assets) - New York, NY	100%	September 19, 2024	$20,347
1718 N. Henderson Ave (Land Parcel) - Dallas, TX	100%	September 19, 2024	1,063
123-129 N. 6th Street - Brooklyn, NY	100%	October 11, 2024	35,343
92-94 Greene Street - New York, NY	100%	October 17, 2024	43,594
109 N. 6th Street - Brooklyn, NY	100%	October 24, 2024	19,040
1834 N. Henderson Ave - Dallas, TX	100%	November 21, 2024	2,144
2107-2115 N. Henderson Ave (Land Parcel) - Dallas, TX	100%	November 25, 2024	11,082
Subtotal Core			132,613

Investment Management
Walk at Highwoods Preserve - Tampa, FL (b)	100%	July 3, 2024	31,766
Total 2024 Acquisitions			164,379

2023 Acquisitions
Investment Management
Cypress Creek - Tampa, FL	100%	July 3, 2023	$49,374
Maple Tree Place - Williston, VT	100%	November 27, 2023	77,816
Total 2023 Acquisitions			$127,190

(a)
Purchase price includes capitalized transaction costs.
(b)
On October 25, 2024, the Company contributed its Walk at Highwoods Preserve property to a newly formed joint venture and retained a 20% non-controlling ownership interest. Refer to the disposition table below and Note 4.

For the years ended December 31, 2024 and 2023, the Company capitalized $2.9 million and $1.0 million of acquisition costs in connection with the 2024 Acquisitions and 2023 Acquisitions, respectively, which are included in Net investments in real estate on the Consolidated Balance Sheets.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The purchase prices for the 2024 Acquisitions (excluding any properties that were acquired in development(a)) and 2023 Acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2024 and 2023 (in thousands):

	Land	Buildings and improvements	Intangible assets	Right-of-use asset	Lease liability	Intangible liabilities	Other assets, net	Net assets acquired
Bleecker Street Portfolio (4 assets)	$4,962	$10,460	$3,695	$2,729	$(1,071)	$(428)	$—	$20,347
Walk at Highwoods Preserve	9,730	18,026	8,631	—	—	(4,621)	—	31,766
123-129 N. 6th Street	13,083	25,428	3,280	—	—	(6,448)	—	35,343
109 N. 6th Street	5,142	13,146	3,081	—	—	(2,329)	—	19,040
92-94 Greene Street	32,499	10,406	3,694	—	—	(3,005)	—	43,594
1834 N. Henderson Ave	1,002	1,142	—	—	—	—	—	2,144
2024 Total (a)	$66,418	$78,608	$22,381	$2,729	$(1,071)	$(16,831)	$—	$152,234

Cypress Creek	$—	$39,637	$10,949	$25,313	$(22,075)	$(4,450)	$—	$49,374
Maple Tree Place	17,597	49,404	18,209	—	—	(7,395)	—	77,816
2023 Total	$17,597	$89,041	$29,158	$25,313	$(22,075)	$(11,845)	$—	$127,190
(a)
Excludes 1718 N. Henderson Ave and 2107-2115 N. Henderson Ave properties that were placed in development upon acquisition.

The Company determines the fair value of the individual components of real estate asset acquisitions primarily through calculating the “as-if vacant” value of a building, using an income approach, which relies significantly upon internally determined assumptions. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the “as-if vacant” value for acquisition activity during 2024 and 2023, respectively, are as follows:

	2024		2023
	Low	High	Low	High
Exit Capitalization Rate	5.50%	8.00%	7.00%	8.50%
Discount Rate	7.50%	10.00%	10.00%	10.25%
Annual net rental rate per square foot on acquired buildings	$17.00	$615.00	$4.00	$47.00
Annual net rental rate per square foot on acquired master lease	$29.11	$29.11	$1.04	$1.91

The estimate of the portion of the “as-if vacant” value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

During the years ended December 31, 2024 and 2023, the Company disposed of the following properties and other real estate investments (in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale (a)
2024 Dispositions
2208-2216 Fillmore Street - San Francisco, CA	Fund IV	April 3, 2024	$9,777	$1,239
2207 Fillmore Street - San Francisco, CA	Fund IV	April 3, 2024	4,283	1,130
Shops at Grand - Queens, NY (b)	Core	May 16, 2024	48,250	(2,213)
Canton Marketplace (Outparcel) - Canton, GA	Fund V	June 28, 2024	2,200	601
Walk at Highwoods Preserve - Tampa, FL (c)	Investment Management	October 25, 2024	31,366	(393)
Total 2024 Dispositions			$95,876	$364

2023 Dispositions
None

(a)
During the first quarter of 2024, the Company recorded a $1.2 million loss related to a Fund IV property that was sold in 2019 in connection with a post-closing dispute.
(b)
On May 16, 2024, the Company contributed its Shops at Grand property located in Queens, New York to a newly formed unconsolidated joint venture and retained a 5% non-controlling ownership interest which was fair valued at $2.4 million. As a result of the transaction, the Company deconsolidated the property and accounted for its interest under the equity method of accounting effective May 16, 2024 as it no longer controls the investment (Note 4). The Company recognized a loss on deconsolidation of $2.2 million related to transaction costs, which is included in the Loss on disposition of properties in the Consolidated Statements of Operations.
(c)
On October 25, 2024, the Company contributed its Walk at Highwoods Preserve property located in Tampa, Florida to a newly formed unconsolidated joint venture for $31.4 million and retained a 20% non-controlling ownership interest which was valued at $6.4 million. As a result of the transaction, the Company deconsolidated the property and accounted for its interest under the equity method of accounting effective October 25, 2024 as it no longer controls the investment (Note 4). The Company recognized a loss on deconsolidation of $0.4 million related to transaction costs, which is included in the Loss on disposition of properties in the Consolidated Statements of Operations.

Properties Held for Sale

At December 31, 2024, the Company did not have any properties held for sale. At December 31, 2023, the Company had one Core property classified as held for sale, with total assets of properties held for sale of $11.1 million, which was transferred to Investments in real estate, at cost during the first quarter of 2024, as the Company no longer believes it is probable the asset will be disposed of within the next twelve months.

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service while undergoing substantial development or construction.

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2024		Year Ended December 31, 2024			December 31, 2024
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core	2	$66,083	$12,156	$20,016	$—	4	98,255
Fund III	1	28,716	—	2,648	—	1	31,364
Total	3	$94,799	$12,156	$22,664	$—	5	$129,619

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 1, 2023		Year Ended December 31, 2023			December 31, 2023
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value

Core	2	$54,817	$—	$11,266	$—	2	$66,083
Fund II	—	34,072	—	633	34,705	—	—
Fund III	1	25,798	—	2,958	40	1	28,716
Fund IV	1	69,915	—	—	69,915	—	—
Total	4	$184,602	$—	$14,857	$104,660	3	$94,799

The number of properties in the tables above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. At December 31, 2024, consolidated development projects included: portions of the Henderson Avenue Portfolio in the Core Portfolio, and Broad Hollow Commons in Fund III. During the year ended December 31, 2024, the Company acquired two development land parcels in the Henderson Avenue Portfolio (Note 2); the Company did not place any assets into service.

At December 31, 2023, development projects included: portions of the Henderson Avenue Portfolio in the Core Portfolio, and Broad Hollow Commons in Fund III. During the year ended December 31, 2023, the Company:

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

	December 31,	December 31,	December 31, 2024
Description	2024	2023	Number	Maturity Date	Interest Rate
Notes receivable (a)	$128,588	$126,228	6	Apr 2020 - Dec 2027	6.00% - 12.00%
Allowance for credit losses	(2,004)	(1,279)
Notes receivable, net	$126,584	$124,949	6

(a)
Included one note receivable from an OP Unit holder, with a balance of $6.0 million as of December 31, 2023. The note was paid off in the first quarter of 2024.

During the year ended December 31, 2024, the Company:

•
originated one note receivable of $7.6 million to a related party, which is collateralized by the borrower’s equity interest in the Renaissance Portfolio, 1238 Wisconsin Avenue, and another Georgetown property, bears interest at 12% and had an original maturity date of December 31, 2025. In January 2025, the maturity date was extended to December 31, 2027;
•
extended the maturity date of one note receivable of $42.0 million from September 17, 2024 to September 17, 2025; and
•
received full payment on a $6.0 million note receivable.

Subsequent to year end, the Company extended the maturity date of one note receivable of $54.0 million from January 9, 2025 to February 25, 2025.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company:

•
originated a note receivable for $1.4 million with a stated interest rate of 6.5% and a maturity date of September 30, 2024, which was subsequently extended, collateralized by the venture partner’s interest in 840 N. Michigan Avenue (Note 4).

Changes in the Company’s credit allowance were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Allowance for credit losses as of beginning of periods	$1,279	$898
Provision of loan losses	725	381
Write-offs	—	—
Total credit allowance	$2,004	$1,279

Due to the lack of comparability across the Structured Financing portfolio, each note was evaluated separately. As a result, the Company did not elect the collateral-dependent allowance for credit losses practical expedient for five of its notes with a total amortized cost of $137.5 million, inclusive of accrued interest of $26.8 million, for which an allowance for credit losses has been recorded aggregating $2.0 million as of December 31, 2024.

One note receivable aggregating $21.6 million, including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at December 31, 2024 and December 31, 2023. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable note documents and otherwise. The Company has elected to apply the practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) and did not establish an allowance for credit losses because (i) this note is a collateral-dependent note, which due to their settlement terms is not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at December 31, 2024, the Company determined that the estimated fair value of the collateral at the expected realization date for this loan was sufficient to cover the carrying value of its investments in this note receivable.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s Investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	December 31,	December 31,
Portfolio	Property	December 31, 2024	2024	2023

Core:	Renaissance Portfolio	20%	$28,250	$30,745
	Gotham Plaza	49%	30,561	30,772
	Georgetown Portfolio (a)	50%	4,214	4,230
	1238 Wisconsin Avenue (a, b)	80%	19,048	19,719
	840 N. Michigan Avenue (c)	91.85%	28,111	15,761
			110,184	101,227
Investment Management:
Fund IV: (g)	Fund IV Other Portfolio	90%	5,291	5,221
	650 Bald Hill Road	90%	9,220	9,486
	Paramus Plaza	50%	—	70
			14,511	14,777

Fund V: (g)	Family Center at Riverdale (c)	89.42%	1,832	2,552
	Tri-City Plaza	90%	6,914	6,452
	Frederick County Acquisitions (d)	90%	4,375	11,345
	Wood Ridge Plaza	90%	9,313	10,313
	La Frontera Village	90%	13,389	17,483
	Shoppes at South Hills	90%	10,139	11,707
	Mohawk Commons	90%	12,350	16,434
			58,312	76,286

Other:	Shops at Grand	5%	2,452	—
	Walk at Highwoods Preserve	20%	2,279	—
	LINQ Promenade (a)	15%	16,508	—
			21,239	—

Various:	Due (to) from Related Parties		446	396
	Other (e)		4,540	4,554
	Investments in and advances to unconsolidated affiliates		$209,232	$197,240

Core:	Crossroads (f)	49%	$16,514	$7,982
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$16,514	$7,982

a)
Represents a variable interest entity (“VIE”) for which the Company is not the primary beneficiary (Note 16).
b)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of December 31, 2024 and December 31, 2023 the note receivable from a related party had a balance of $12.8 million, as of each period, net of an allowance for credit losses of $0.1 million at each of December 31, 2024 and 2023. The loan is collateralized by the venture members’ equity interest in the entity that holds the 1238 Wisconsin development property, bears interest at Prime + 1.0% subject to a 4.5% floor and matures on December 28, 2027 (as extended). The Company recognized Interest income of $0.2 million for each of the years ended December 31, 2024 and 2023, respectively, related to this note receivable.
c)
Represents a tenancy-in-common interest. In December 2023, the Company acquired an additional 3.42% interest in the North Michigan Avenue venture, increasing its ownership from 88.43% to 91.85% and provided a loan to the remaining venture partners. The note receivable bears interest at 6.50% had an outstanding balance of $2.3 million and $1.4 million as of December 31, 2024 and 2023, respectively (Note 3).
d)
On September 25, 2024 the venture which Fund V holds a 90% interest in sold a 300,000 square foot property in Frederick County, Maryland commonly referred to as Frederick Crossing. Fund V maintains its 90% interest in the venture which retains its interest in the remaining property of the Frederick County Acquisitions portfolio, commonly referred to as Frederick County Square.
e)
Includes cost-method investment in Fifth Wall. As of December 31, 2024, the Company recorded an impairment charge of $0.4 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.
g)
The Company owns 23.12% and 20.10% in Funds IV and V, respectively (Note 1). For the ventures within these Funds, the ownership interest percentage represents the Fund’s ownership interest and not the Company’s proportionate share.

During the year ended December 31, 2024, the Company:

•
on May 16, 2024, sold a 95% interest in the Shops at Grand property for a total of $48.3 million and retained a 5% interest through an investment in a newly formed joint venture which had a fair value of $2.4 million upon deconsolidation (Note 2);
•
on June 28, 2024, through Fund IV, sold its investment in Paramus Plaza for $36.8 million and repaid the related $27.9 million property mortgage loan. The venture recognized a gain of $8.5 million, of which Fund IV’s proportionate share was $4.1 million. The Company’s proportionate share was $1.0 million;
•
on September 25, 2024, through Fund V, sold its investment in Frederick Crossing for $47.2 million and repaid the related $23.2 million property mortgage loan. The venture recognized a gain of $12.9 million, of which Fund V’s proportionate share was $11.6 million. The Company’s proportionate share was $2.3 million;
•
on September 19, 2024, refinanced a $17.1 million property mortgage loan at Gotham Plaza with a new lender upon maturity. The new $28.0 million property mortgage loan bears interest at 5.9% and matures in October 2034;
•
on October 25, 2024, sold an 80% interest in the Walk at Highwoods Preserve property for a total of $31.4 million and retained a 20% interest through an investment in a newly formed joint venture which had a fair value of $6.4 million upon deconsolidation (Note 2). At closing, the venture entered into a new $20.5 million property mortgage loan;
•
on November 5, 2024, refinanced a $58.1 million property mortgage loan at Crossroads with a new lender upon maturity. The new $75.0 million property mortgage loan bears interest at SOFR + 3.83% and matures in November 2029; and
•
on December 12, 2024, acquired a 15% interest in a venture for $41.6 million, which purchased the LINQ Promenade, an open-air retail, entertainment, and dining district located in Las Vegas, Nevada for $277.5 million, inclusive of transaction costs. At closing, the venture entered into a new $175.0 million property mortgage loan.

During the year ended December 31, 2023, the Company:

•
funded $5.3 million of a $12.8 million construction loan commitment to the 1238 Wisconsin venture. The total outstanding balance of the loan was $12.8 million;
•
modified a property mortgage loan with an outstanding balance of $160.0 million with a new loan of $152.0 million and extended the maturity date at Georgetown Renaissance. The Company contributed an additional $1.4 million in equity to cover the venture partner’s share of the required paydown;
•
through Fund IV, modified a property mortgage loan with an outstanding balance of $21.9 million with a new loan of $24.1 million at Eden Square;
•
through Fund V, modified a property mortgage loan with an outstanding balance of $33.5 million to extend the maturity date at Wood Ridge Plaza;
•
through Fund V, acquired a 90% interest in a venture for $20.2 million, which purchased Mohawk Commons, a shopping center located in Schenectady, New York for $62.1 million, inclusive of transaction costs. In addition, the Mohawk Commons venture entered into a $39.7 million property mortgage loan;
•
through Fund V, received payment on a bridge loan from the Shoppes at South Hills venture for $31.7 million which matured in February 2023. Upon maturity of the bridge loan, the venture entered into a $36.0 million property mortgage loan, of which $31.8 million was funded at closing; and
•
through Mervyns II, received cash dividends from its investment in Albertsons totaling $28.5 million on January 20, 2023, of which the Company’s share was $11.4 million. Additionally, the lock-up period, which restricted the transfer or sale of shares, expired on January 24, 2023, and 4.1 million shares of Albertsons were distributed to the individual investors as a non-cash distribution, of which the Company received 1.6 million shares. The shares are classified as Marketable securities on the Company’s Consolidated Balance Sheets (Note 8).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, an unconsolidated venture that holds interest in a property on North Michigan Avenue modified its $73.5 million nonrecourse property mortgage loan. As part of the modification, the principal balance was reduced by $18.5 million and required a principal paydown of $17.5 million, the interest rate increased from 4.4% to 6.5%, and the maturity date was extended from February 2025 to December 2026. In addition, the venture, upon a sale or secured refinancing prior to maturity at an amount that exceeds $55.0 million (as adjusted pursuant to the modification agreement), may be subject to additional contingent payments to its lender of up to $17.5 million (“Contingent Payment”), which amortizes pursuant to the terms of the modification agreement on a straight-line basis over the remaining term of the loan. The modification was accounted for as a troubled debt restructuring pursuant to ASC 470, resulting in an initial gain of approximately $0.4 million, which was recognized within Equity in (losses) earnings of unconsolidated affiliates on the Company’s Consolidated Statements of Operations for the year ended December 31, 2023, and represented the excess of the original principal balance of the mortgage (prior to modification), over the maximum total future cash payments (inclusive of the Contingent Payment) under the new terms. Thus, all future cash payments under the terms of the payable, including the Contingent Payment, shall be accounted for as a reduction of the carrying amount of the mortgage, and no interest expense shall be recognized for any period between the modification and the revised maturity of the mortgage. As the Contingent Payment amortizes (and no transactions arise during the period that would require a payment as described above) the additional gain will be recognized within equity in earnings in the Company’s consolidated financial statements of which $5.4 million and $0 were recognized for the years ended December 31, 2024 and 2023, respectively. Additionally, as part of the modification, the Operating Partnership provided a recourse guarantee equivalent to 50% of the unpaid outstanding principal balance of the mortgage.

Fees earned from and paid to Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $1.5 million and $0.4 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in Other revenues in the Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to the Company’s unaffiliated joint venture partners of $5.1 million and $4.5 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, for leasing commissions, development, management, construction, and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$1,016,229	$723,411
Other assets	162,713	125,699
Total assets	$1,178,942	$849,110
Liabilities and partners’ equity:
Mortgage notes payable	$815,045	$662,552
Other liabilities	140,743	100,270
Partners’ equity	223,154	86,288
Total liabilities and partners’ equity	$1,178,942	$849,110

Company's share of accumulated equity	$131,793	$128,690
Basis differential	50,851	51,824
Deferred fees, net of portion related to the Company's interest	5,400	3,794
Amounts receivable/payable by the Company	446	396
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	188,490	184,704
Investments carried at cost	4,228	4,554
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	16,514	7,982
Investments in and advances to unconsolidated affiliates	$209,232	$197,240

	Year Ended December 31,
	2024	2023	2022
Combined and Condensed Statements of Operations
Total revenues	$114,442	$108,425	$96,080
Operating and other expenses	(41,001)	(35,488)	(29,858)
Interest expense	(40,998)	(40,864)	(26,807)
Depreciation and amortization	(43,183)	(42,212)	(34,596)
Gain (loss) on extinguishment of debt (a)	3,934	368	(7)
Impairment of Investment (b)	—	—	(57,423)
Gain on disposition of properties (c)	21,357	—	12,983
Net income (loss) attributable to unconsolidated affiliates	$14,551	$(9,771)	$(39,628)

Company’s share of equity in net earnings (losses) of unconsolidated affiliates	$16,151	$(6,688)	$(31,907)
Basis differential amortization	(973)	(989)	(1,000)
Company’s equity in earnings (losses) of unconsolidated affiliates	$15,178	$(7,677)	$(32,907)

a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the year ended December 31, 2024 and 2023.
b)
Includes the impairment charge related to 840 N. Michigan Avenue for the year ended December 31, 2022.
c)
Includes the gain on the sale of Frederick Crossing, Paramus Plaza for the year ended December 31, 2024 and Promenade at Manassas for the year ended December 31, 2022.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	December 31,	December 31,
(in thousands)	2024	2023
Other Assets, Net:
Lease intangibles, net (Note 6)	$86,853	$100,594
Derivative financial instruments (Note 8)	31,145	28,989
Deferred charges, net (A)	39,189	31,074
Accrued interest receivable (Note 3)	32,154	25,553
Prepaid expenses	15,448	15,204
Due from seller	2,343	2,631
Income taxes receivable	1,475	1,141
Deposits	12,074	575
Corporate assets, net	563	924
Other receivables	2,523	1,775
	$223,767	$208,460

(A) Deferred Charges, Net:
Deferred leasing and other costs (a)	$82,770	$73,908
Deferred financing costs related to line of credit	13,889	9,829
	96,659	83,737
Accumulated amortization	(57,470)	(52,663)
Deferred charges, net	$39,189	$31,074

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$77,534	$73,994
Accounts payable and accrued expenses	68,354	61,425
Deferred income	39,351	34,386
Tenant security deposits, escrow and other	14,515	17,939
Lease liability - finance leases, net (Note 11)	31,374	32,739
Derivative financial instruments (Note 8)	1,598	8,892
	$232,726	$229,375
(a)
At December 31, 2024 and 2023, deferred leasing and other costs include direct and incremental capitalized internal leasing commissions incurred in connection with executed lease agreements of $4.1 million and $2.2 million, respectively, which are amortized on a straight-line basis over the terms of the related leases.

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Consolidated Balance Sheets and summarized as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$336,660	$(255,899)	$80,761	$327,484	$(234,808)	$92,676
Above-market rent	26,432	(20,340)	6,092	27,294	(19,376)	7,918
	$363,092	$(276,239)	$86,853	$354,778	$(254,184)	$100,594

Amortizable Intangible Liabilities
Below-market rent	$(196,239)	$118,933	$(77,306)	$(188,098)	$114,393	$(73,705)
Above-market ground lease	(671)	443	(228)	(671)	382	(289)
	$(196,910)	$119,376	$(77,534)	$(188,769)	$114,775	$(73,994)

During the year ended December 31, 2024, the Company:

•
acquired in-place lease intangibles of $21.9 million, above-market rent of $0.5 million, and below-market rent of $16.8 million with weighted-average useful lives of 5.1, 4.8, and 11.1 years, respectively (Note 2);
•
recorded accelerated amortization related to in-place lease intangible assets of $0.8 million and below-market rent of $0.3 million, of which the Company’s share was $0.4 million and $0.2 million, respectively, related to early tenant lease terminations; and
•
derecognized below-market rent of $0.7 million of which the Company’s share was $0.6 million, related to disposed properties (Note 2).

During the year ended December 31, 2023, the Company:

•
acquired in-place lease intangibles of $25.9 million, above-market rent of $3.2 million, and below-market rent of $11.8 million with weighted-average useful lives of 5.7, 7.1, and 21.1 years, respectively (Note 2);
•
recorded accelerated amortization related to in-place lease intangible assets of $3.2 million and below-market rent of $8.8 million, of which the Company’s share was $2.8 million and $8.4 million, respectively, related to notification of tenant non-renewals and early tenant lease terminations.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2024 is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2025	$6,620	$(22,110)	$58
2026	6,094	(17,602)	58
2027	5,493	(12,569)	58
2028	5,567	(7,841)	54
2029	5,435	(4,719)	—
Thereafter	42,005	(15,920)	—
Total	$71,214	$(80,761)	$228

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	December 31,	December 31,
	December 31, 2024	December 31, 2024	2024	2023
Mortgages Payable
Core	3.99% - 5.89%	Jul 2027 - Apr 2035	$180,212	$191,830
Fund II (a)	SOFR+2.61%	Aug 2025	137,485	137,485
Fund III	SOFR+3.75%	Oct 2025	33,000	33,000
Fund IV (b)	SOFR+2.25% - SOFR+3.33%	March 2025 - Jun 2028	109,471	115,925
Fund V	SOFR + 1.86% to SOFR + 3.10%	Jan 2025 - Jun 2028	498,779	458,960
Net unamortized debt issuance costs			(5,459)	(7,313)
Unamortized premium			212	240
Total Mortgages Payable			$953,700	$930,127

Unsecured Notes Payable
Core Term Loans (c)	SOFR+1.50% - SOFR+1.75%	Apr 2028 - Jul 2029	$475,000	$650,000
Core Senior Notes	5.86% - 5.94%	Aug 2027 - Aug 2029	100,000	—
Fund V Subscription Line (d)			—	80,600
Net unamortized debt issuance costs			(5,434)	(3,873)
Total Unsecured Notes Payable			$569,566	$726,727

Unsecured Line of Credit
Revolving Credit Facility (c)	SOFR+1.35%	Apr 2028	$14,000	$213,287

Total Debt (e)(f)			$1,547,947	$1,881,087
Net unamortized debt issuance costs			(10,893)	(11,186)
Unamortized premium			212	240
Total Indebtedness			$1,537,266	$1,870,141

a)
The Company has a total commitment of $198.0 million on the Fund II property mortgage loan as of both December 31, 2024 and December 31, 2023.
b)
Includes the outstanding balance on the Fund IV secured bridge facility of $36.2 million at December 31, 2024 and December 31, 2023.
c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans at December 31, 2024 and 2023 (Note 8).
d)
Fund V paid off the subscription line and terminated the outstanding letters of credit during the first quarter of 2024.
e)
Includes $852.0 million and $1,249.8 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.98% to 4.61%.
f)
Includes $111.2 million and $151.4 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rates ranged from 4.50% to 6.00%.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Notes Payable

Credit Facility

On April 15, 2024, the Operating Partnership and the Company entered into a Third Amended and Restated Credit Agreement, with Bank of America, N.A., as administrative agent, to amend its existing senior unsecured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provides for an increase in the existing unsecured revolving credit facility (the “Revolver”) from $300.0 million to $350.0 million, which includes the capacity to issue letters of credit in an amount up to $60.0 million, and the extension of the term from June 29, 2025 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility also provides for the extension of the term on the existing $400.0 million unsecured term loan (“Term Loan”) from June 29, 2026 to April 15, 2028, with two additional six-month extension options. The Amended Credit Facility has an accordion feature to increase its capacity up to $900 million at the option of the Operating Partnership, subject to customary conditions.

On September 12, 2024, the Operating Partnership and the Company entered into a Consent and Second Amendment (the “Amendment”) to the Third Amended and Restated Credit Agreement, which further increased the revolving credit facility to $525.0 million and the accordion feature limit to $1.1 billion, maintaining the same terms and conditions. Borrowings under the Revolver and the Term Loan will accrue interest at a floating rate based on SOFR with margins based on leverage or credit rating. The Credit Facility is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9).

Revolving Credit Facility

At December 31, 2024, the Revolver bears interest at SOFR+1.35% and matures on April 15, 2028, subject to two six-month extension options. The outstanding balance and total available credit of the Revolver were $14.0 million and $511.0 million, respectively, as of December 31, 2024, reflecting no letters of credit outstanding. The outstanding balance and total available credit of the Revolver were $213.3 million and $86.7 million, respectively, at December 31, 2023, reflecting no letters of credit outstanding.

Core Term Loans

At December 31, 2024, the Term Loan had an outstanding balance of $400.0 million bears interest at SOFR + 1.50% and matures on April 15, 2028, subject to two six-month extension options.

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

The Operating Partnership has a $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A., as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on July 29, 2029, and is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). As of December 31, 2024, the $75.0 Million Term Loan bears interest at SOFR+1.75%.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgages and Other Notes Payable

A portion of the Company’s variable-rate property mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

At December 31, 2024 and 2023, the Company’s property mortgage loans were collateralized by 31 and 33 properties, respectively, as well as the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was in compliance with its debt covenants as of December 31, 2024.

Core Portfolio

During the year ended December 31, 2024, the Company (amounts represent balances at the time of transactions):

•
repaid a Core property mortgage loan totaling $7.3 million at maturity;
•
extended a Core property mortgage loan of $60.0 million (excluding principal reductions of $2.5 million); and
•
made scheduled principal payments totaling $4.3 million.

Investment Management

During the year ended December 31, 2024, the Company, through Investment Management (amounts represent balances at the time of transactions):

•
entered into a new Investment Management property mortgage loan of $43.4 million;
•
repaid two consolidated Investment Management property mortgage loans of $6.4 million and a portion of one consolidated Investment Management property mortgage loan of $1.5 million in connection with property dispositions (Note 2);
•
refinanced one Investment Management property mortgage loan of $41.0 million;
•
extended five Investment Management property mortgage loans totaling $174.0 million (excluding principal reductions of $2.0 million); and
•
made scheduled principal payments totaling $5.4 million.

During the year ended December 31, 2023, the Company, through Investment Management (amounts represent balances at the time of transactions):

•
entered into a new Investment Management property mortgage loan of $32.2 million;
•
modified and extended five Investment Management property mortgage loans totaling $150.8 million (excluding principal reductions of $2.7 million);
•
refinanced four Investment Management property mortgage loans totaling $111.4 million;
•
repaid an Investment Management property mortgage loan totaling $5.8 million at maturity;
•
modified the Fund IV bridge loan with an outstanding balance of $36.2 million (excluding principal reductions of $3.0 million) and extended the maturity date to March 31, 2025; and
•
made scheduled principal payments totaling $7.7 million.

Fund IV also has an outstanding balance and total available credit on its secured bridge facility of $36.2 million and $0.0 million, respectively, as of both December 31, 2024 and 2023. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Principal Repayments
2025	$477,562
2026	83,698
2027	214,675
2028	595,805
2029	173,291
Thereafter	2,916
1,547,947
Unamortized premium	212
Net unamortized debt issuance costs	(10,893)
Total indebtedness	$1,537,266

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of December 31, 2024. The Company has debt balances contractually due of $364.3 million due in 2025, $53.8 million due in 2026, $192.1 million due in 2027 and $471.5 million contractually due in 2028, all of which the Company has available options to extend by up to 12 months, and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

8. Financial Instruments and Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument.

Marketable Equity Securities — The Company has an investment in marketable equity securities of Albertsons, which has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment. This investment was included in Marketable securities on the Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable equity securities	$14,771	$—	$—	$33,284	$—	$—
Derivative financial instruments	—	31,145	—	—	28,989	—
Liabilities
Derivative financial instruments	—	(1,598)	—	—	(8,892)	—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the year ended December 31, 2024 and 2023.

Marketable Equity Securities

During the year ended December 31, 2024, the Company sold 695,000 shares of Albertsons, generating net proceeds of $14.2 million. As of December 31, 2024, the Company held 0.8 million shares of Albertsons which had a fair value of $14.8 million.

During the year ended December 31, 2024, 2023 and 2022, the Company recognized dividend income from marketable securities of $0.5 million, $29.1 million and $1.8 million, of which the Company’s share was $0.5 million, $12.0 million and $0.6 million, respectively. These amounts are included in Realized and unrealized holding (losses) gains on investments and other on the Company’s Consolidated Statements of Operations.

The following table represents the realized and unrealized gain (loss) on marketable securities included in Realized and unrealized holding (losses) gains on investments and other on the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Realized gain on marketable securities, net	$14,188	$4,636	—
Less: previously recognized unrealized gains on marketable securities sold during the period	(14,188)	(4,636)	—
Unrealized (losses) gains on marketable securities still held as of the end of the period and through the disposition date on marketable securities sold during the period	(4,324)	1,634	(38,913)
(Loss) gain on marketable securities, net	$(4,324)	$1,634	$(38,913)

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

Impairment charges for the periods presented are as follows (in thousands):

				Impairment Charge (a)
Property and Location	Owner	Triggering Event	Effective Date	Total	Acadia's Share

2024 Impairment Charges
1964 Union Street San Francisco, CA	Fund IV	Reduced holding period	Dec 31, 2024	$1,170	$242
Mark Plaza Edwardsville, PA	Core	Reduced projected operating income	Dec 31, 2024	508	508
Total 2024 Impairment Charges (b)				$1,678	$750

2023 Impairment Charges
146 Geary Street, San Francisco, CA	Fund IV	Reduced holding period	Sept 30, 2023	$3,686	$852
(a)
The Company estimated the fair value of 1964 Union Street, Mark Plaza and 146 Geary Street based on a discounted cash flow analysis using a discount rate of 7.75% and a range of capitalization rates from 4.75% to 5.75%. As significant inputs to the models are unobservable, the Company determined that the value determined for these properties falls within Level 3 of the fair value reporting hierarchy. The aggregate fair value of 1964 Union Street and Mark Plaza was $2.4 million at the measurement date.
(b)
Does not include the impairment charge of $0.4 million related to the Company’s investment in Fifth Wall (Note 4) which is recorded in Realized and unrealized holding (losses) gains on investments and other, in the Company’s consolidated Statement of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redeemable Noncontrolling Interests

The Company has redeemable noncontrolling interests related to certain properties. The Company is required to periodically review these redeemable noncontrolling interests in order to compare the redemption value to the carrying value. See Note 10 for further discussion regarding these interests.

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	December 31, 2024	December 31, 2023
Core
Interest Rate Swaps	$50,000	Oct 2023	Jul 2029	4.61%	—	4.61%	Accounts payable and other liabilities	$(1,316)	$(8,807)
Interest Rate Swaps	681,000	May 2022 — May 2023	Mar 2025 — Jul 2030	1.98%	—	3.61%	Other Assets	28,173	22,675
	$731,000							$26,857	$13,868

Fund II
Interest Rate Swap	50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	1,615	634
	$50,000							$1,615	$634

Fund III
Interest Rate Cap	$33,000	Sep 2023	Oct 2025	5.50%	—	5.50%	Other Assets	$1	$26

Fund IV
Interest Rate Cap	$54,500	Dec 2023	Dec 2025	6.00%	—	6.00%	Other Assets	$2	$29

Fund V
Interest Rate Swaps	$135,148	Apr 2022 — Oct 2024	Apr 2025 — Dec 2027	2.61%	—	3.72%	Other Assets	$1,352	$5,523
Interest Rate Cap	32,200	Aug 2023	Sep 2025	5.00%	—	5.00%	Other Assets	2	102
Interest Rate Swaps	127,909	Jun 2023 — Dec 2024	Jun 2025 — Dec 2027	4.08%	—	4.54%	Accounts payable and other liabilities	(282)	(85)
Interest Rate Cap	39,673	Feb 2024	Jan 2025	4.50%	—	4.50%	Accounts payable and other liabilities	—	—
	$334,930							$1,072	$5,540

Total asset derivatives								$31,145	$28,989
Total liability derivatives								$(1,598)	$(8,892)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $12.3 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of December 31, 2024 and 2023, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the year ended December 31, 2024, the Company terminated four interest rate swaps with forward effective dates with an aggregate notional value of $125.0 million for cash payment of $3.0 million. The net derivative loss associated with the discontinued cash flow hedge continues to be reported in Accumulated other comprehensive income as the forecasted transaction is expected to occur within the originally specified time period. Such amounts will be reclassified from Accumulated other comprehensive income into earnings as interest expense over the period during which the hedged forecasted transaction affects earnings.

During the year ended December 31, 2023, the Company terminated six interest rate swaps with forward effective dates with an aggregate notional value of $175.0 million for cash proceeds of $16.0 million. The net derivative gain associated with the discontinued cash flow hedge continues to be reported in Accumulated other comprehensive income as the forecasted transaction is expected to occur within the originally

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specified time period. Such amounts will be reclassified from Accumulated other comprehensive income into earnings as interest income over the period during which the hedged forecasted transaction affects earnings.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		December 31, 2024		December 31, 2023
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$126,584	$127,485	$124,949	$124,789
City Point Loan (a)	3	66,741	68,204	66,741	66,017
Mortgage and Other Notes Payable (a)	3	958,947	954,276	937,200	921,563
Investment in non-traded equity securities (b)	3	4,073	4,073	4,398	4,702
Unsecured notes payable and Unsecured line of credit (c)	2	589,000	589,018	943,887	937,153

a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and changes in interest rates. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 3.88% to 13.60% for the Company’s notes receivable and City Point Loan, and 3.99% to 7.68% for the Company’s property mortgage loans and other notes payable, depending on the attributes of the specific loans.
b)
Includes the Operating Partnership’s cost-method investment in Fifth Wall (Note 4).
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments (classified as Level 1) included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at December 31, 2024 and 2023.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $72.5 million of principal payment guarantees on various property mortgage loans and the Fund IV secured bridge facility (Note 7). As of December 31, 2024 and 2023, no amounts related to the guarantees were recorded as liabilities in the Company’s consolidated financial statements. As of December 31, 2024, the Company had no Core or Investment Management letters of credit outstanding. As of December 31, 2023, the Company had no Core letters of credit outstanding and had Investment Management letters of credit of $2.0 million outstanding. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

Additionally, in connection with the refinancing of the La Frontera Village (Note 4) property mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V earned a fee from the joint venture for providing the guarantee. At each of December 31, 2024 and 2023, $0.2 million related to the guarantee was recorded as a liability in the Company’s Consolidated Balance Sheets.

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $97.4 million and $15.8 million, of which the Company’s share is $95.2 million and $12.5 million as of December 31, 2024 and 2023, respectively. The Company has committed client-related obligations for tenant improvements based on executed leases aggregating approximately $41.4 million and $25.7 million, of which the Company’s share is $32.3 million and $14.6 million, as of December 31, 2024 and 2023, respectively. The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

Forfeiture of Deposits

The Company entered into a purchase and sale agreement (together with subsequent amendments thereto) to sell its West Shore Expressway property in the Core Portfolio. At the request of the former potential buyer, the Company extended the closing date numerous times in exchange for additional non-refundable deposits and contributions towards the carrying costs of the property. The agreement terminated and expired by its terms in August 2023, and the deposit was forfeited to an affiliate of the Company, when, among other things, the former potential buyer failed to close on the property pursuant to the terms of the agreement. During the third quarter of 2023, the former potential buyer filed for Chapter 11 bankruptcy, which bankruptcy was dismissed during the fourth quarter of 2023, and as of March 31, 2024 is no longer subject to appeal. The Company recorded income of $3.5 million in Other revenues on the Consolidated Statements of Operations during the first quarter of 2024, related to the forfeiture of the non-refundable payments.

Insurance Coverage

We carry insurance coverage on our properties of different types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Public Offerings

From time to time, the Company may offer its shares of beneficial interest through public offerings registered with the SEC. In connection with such offerings, the Company may issue and sell the offered shares upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms.

On January 8, 2024, the Company completed a primary offering of 6,900,000 Common Shares (inclusive of 900,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional Common Shares) at a public offering price of $16.38 per share resulting in net proceeds of $113.0 million after deduction of offering expenses.

On October 2, 2024, the Company completed another primary offering of 5,750,000 Common Shares (inclusive of 750,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional Common Shares) at a public offering price of $22.89 per share resulting in net proceeds of $131.6 million after deduction of the underwriting discounts and expenses. These shares were subject to forward sales agreements, which required settlement by September 30, 2025. The Company did not initially receive any proceeds from the sale of Common Shares in the offering, which were sold to the underwriters by the forward purchasers of their respective affiliates. On October 16, 2024, the Company physically settled the forward sales agreements in exchange for total net proceeds of $131.6 million.

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company an efficient vehicle for raising public equity capital to fund its needs. On November 1, 2024, the Company entered into its current $400.0 million ATM Program, which includes an optional “forward sale” component, and concurrently terminated its existing $250.0 million ATM Program. As of December 31, 2024, $126.7 million remains available for future share issuance.

During the year ended December 31, 2024, the Company issued 10,273,250 shares under its ATM Program for net proceeds of $216.9 million after deduction of issuance costs, at a weighted-average gross price per share of $21.38. During the year ended December 31, 2023, the Company did not sell any Common Shares under its ATM Program. During the year ended December 31, 2022, the Company sold 5,525,419 Common Shares under its $250.0 million ATM Program for net proceeds of $119.5 million after deduction of issuance costs, at an average price per share of $21.63.

As of December 31, 2024, the Company had 10,910,488 forward shares outstanding under its ATM Program. All forward sales agreements require settlement within one-year of the various effective dates. The net forward sales price per share of the forward shares under the ATM program was $24.79 and would result in the Company receiving $270.5 million in net cash proceeds if it was to physically settle the shares. The Company did not issue any shares on a forward basis as of December 31, 2022 or 2023.

Subsequent to the year ended December 31, 2024, the Company sold a total of 262,211 shares under the ATM Program at an average price per share of $23.85 for an aggregate net value of $6.2 million, all of which were sold subject to the ATM forward sales agreements.

The Company did not receive any proceeds from the sale of shares at the time it entered into each of the respective forward sale agreements. The Company determined that the ATM forward sales agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. The Company recorded the ATM forward sales agreements at fair value at inception, which was determined to be zero. Subsequent changes to fair value are not required under equity classification.

Common Shares and Units

In addition to the ATM Program and share repurchase activity discussed above, the Company completed the following transactions during the year ended December 31, 2024:

•
The Company withheld 3,410 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $9.4 million in connection with Restricted Shares and restricted Common OP Units (“Restricted Units”) (Note 13).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the ATM Program and share repurchase activity discussed above, the Company completed the following transactions during the year ended December 31, 2023:

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

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the years ended December 31, 2024, 2023 and 2022. Under the share repurchase program $122.5 million remains available at December 31, 2024.

Dividends and Distributions

During the year ended December 31, 2024 and 2023, the Company declared distributions on Common Shares/OP Units of $0.74 per Common Share/OP Unit and $0.72 per Common Share/OP Unit, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2024	$99,718	$346,582	$446,300	$50,339
Distributions declared of $0.74 per Common OP Unit and distributions on Preferred OP Units	(5,639)	—	(5,639)	—
Net income (loss) for the year ended December 31, 2024	1,409	(7,005)	(5,596)	(7,915)
Conversion of 1,084,851 Common OP Units and 59,865 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(20,929)	—	(20,929)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	501	7,564	8,065	—
Reclassification of realized interest expense on swap agreements	(156)	(11,221)	(11,377)	—
City Point Loan accrued interest	—	—	—	(11,825)
Noncontrolling interest contributions	—	51,118	51,118	—
Noncontrolling interest distributions	—	(36,751)	(36,751)	(16)
Employee Long-term Incentive Plan Unit Awards	11,519	—	11,519	—
Reallocation of noncontrolling interests (d)	(693)	—	(693)	—
Balance at December 31, 2024	$85,730	$350,287	$436,017	$30,583

Balance at January 1, 2023	$99,554	$389,810	$489,364	$67,664
Distributions declared of $0.72 per Common OP Unit and distributions on Preferred OP Units	(5,352)	—	(5,352)	—
Net income (loss) for the year ended December 31, 2023	1,785	(15,168)	(13,383)	(8,239)
Conversion of 151,257 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,521)	—	(2,521)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(613)	6,015	5,402	—
Reclassification of realized interest expense on swap agreements	(210)	(13,501)	(13,711)	—
City Point Loan	—	—	—	(796)
City Point Loan accrued interest	—	—	—	(9,350)
Noncontrolling interest contributions	—	59,612	59,612	1,110
Noncontrolling interest distributions	—	(80,186)	(80,186)	(50)
Employee and trustee stock compensation, net	11,064	—	11,064	—
Reallocation of noncontrolling interests (d)	(3,989)	—	(3,989)	—
Balance at December 31, 2023	$99,718	$346,582	$446,300	$50,339

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2022	$94,120	$534,202	$628,322	$—
Distributions declared of $0.72 per Common OP Unit	(5,094)	—	(5,094)	—
Net loss for the year ended December 31, 2022	(1,308)	(22,962)	(24,270)	(5,536)
Conversion of 234,473 Common OP Units to Common Shares by limited partners of the Operating Partnership	(3,945)	—	(3,945)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	4,641	15,567	20,208	—
Reclassification of realized interest expense on swap agreements	58	1,793	1,851	—
City Point Loan	—	—	—	(65,391)
City Point Loan accrued interest	—	—	—	(3,923)
Employee and trustee stock compensation, net	10,000	—	10,000	—
Noncontrolling interest distributions	—	(79,838)	(79,838)	—
Noncontrolling interest contributions	—	109,428	109,428	65,945
Acquisition of noncontrolling interest (e)	—	(91,811)	(91,811)	—
Reclassification of redeemable noncontrolling interests(f)	—	(76,569)	(76,569)	76,569
Reallocation of noncontrolling interests (d)	1,082	—	1,082	—
Balance at December 31, 2022	$99,554	$389,810	$489,364	$67,664

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,054,386, 2,855,574, and 3,062,108 Common OP Units at December 31, 2024, 2023 and 2022, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2024, 2023 and 2022; (iii) 66,519 Series C Preferred OP Units at December 31, 2024 and 126,384 at December 31, 2023 and 2022; and (iv) 4,667,742, 4,247,054, and 3,512,414 LTIP units at December 31, 2024, 2023 and 2022, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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
(e)
Represents the acquisition of the 11.67% noncontrolling interest in Fund II acquired on June 27, 2022 for $18.5 million and of a 21.67% interest in Fund II on August 1, 2022 for $5.8 million (Note 1).
(f)
Represents the reclassification of redeemable noncontrolling interests related to the City Point Loan in the third quarter of 2022.

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value after five years have passed (“Williamsburg NCI”). As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of December 31, 2024, the fair value of the Williamsburg NCI was zero.

City Point Loan

In August 2022, the Company provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors' pro-rata contribution necessary to complete the refinancing of the City Point debt, of which $65.9 million was funded at closing ("City Point Loan"). The City Point Loan has a five-year term which matures on August 1, 2027 and is collateralized by the investors' equity in City Point ("City Point NCI"). Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan and accrued interest, net of a $0.8 million and $0.7 million allowance for CECL as of December 31, 2024 and 2023, respectively, are presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a VIE for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest. In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prior to the election, which began in August 2023 ("Redemption Value"). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as Redeemable noncontrolling interests on the Company's Consolidated Balance Sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum Redemption Value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the Redemption Value. The Company is required to periodically evaluate the maximum redemption amount of the City Point NCI interest and recognize an increase in the carrying value if the redemption value exceeds the then current carrying value. At December 31, 2024, the Company determined that the carrying value exceeded the maximum Redemption Value and no adjustment was required. The Company determined that its valuation was classified within Level 3 of the fair value hierarchy. The estimated fair market value of this noncontrolling interest was based upon a discounted cash flow model, for which a capitalization rate of 5.25% and discount rate of 6.25% were utilized in the model based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, either party may elect a buy-out right, where either the Company may purchase the venture partner’s interest, or the venture partner may sell its 3.0% interest in the partnership (the “8833 Beverly NCI”) to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value. As of December 31, 2024, the redemption value of the 8833 Beverly NCI was $0.1 million. As of December 31, 2024, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

Preferred OP Units

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through December 31, 2024, 75,074 Series C Preferred OP Units were converted into 260,475 Common OP Units and then into Common Shares.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2024, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Leases

As Lessor

The Company has approximately 1,300 leases in the leasing of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, leased under long-term ground leases (see below) that expire at various dates through December 31, 2121, with renewal options. Certain leases may allow for the tenants to terminate the leases before the expiration of the lease term. Space in the properties is leased to tenants pursuant to agreements that generally provide for terms ranging from one month to sixty years and for additional rents based on certain operating expenses as well as tenants’ sales volumes.

The components of rental revenue are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed lease revenue	$282,492	$269,648	$258,472
Variable lease revenue	67,038	63,396	59,342
Total rental revenue	$349,530	$333,044	$317,814

The scheduled future minimum rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) as of December 31, 2024, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues (a)
2025	$252,564
2026	243,817
2027	218,934
2028	187,739
2029	154,725
Thereafter	577,342
Total	$1,635,121
(a)
Amount represents contractual lease maturities at December 31, 2024, including any extension options that management determined were reasonably certain of exercise.

During the years ended December 31, 2024, 2023 and 2022, no single tenant or property collectively comprised more than 10% of the Company’s Total revenues.

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

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2025	$5,338	$1,319
2026	5,246	1,350
2027	4,450	1,350
2028	4,236	1,396
2029	3,700	1,414
Thereafter	12,267	155,319
	35,237	162,148
Interest	(7,317)	(130,774)
Total	$27,920	$31,374

(a)
Minimum rental payments include $7.3 million of interest related to operating leases and $130.8 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

Additional disclosures regarding the Company’s leases as lessee are as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$1,338	$1,244	$903
Interest on lease liabilities	2,061	1,239	410
Subtotal	3,399	2,483	1,313
Operating lease cost	5,265	5,291	5,338
Variable lease cost	276	228	80
Total lease cost	$8,940	$8,002	$6,731

Cash Paid
Payments of operating lease obligations - operating activities	$5,438	$5,386	$5,364
Payments of interest on finance lease obligations - operating activities	2,061	1,239	410
Payments of finance lease obligations - financing activities	2,437	100	—

	As of December 31,
	2024	2023
Other Information
Weighted-average remaining lease term - finance leases (years)	56.8	58.3
Weighted-average remaining lease term - operating leases (years)	8.7	9.7
Weighted-average discount rate - finance leases	6.5%	6.5%
Weighted-average discount rate - operating leases	5.1%	5.1%

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company:

•
acquired a master lease as part of the acquisition of the Bleecker Street Portfolio in September 2024, and recorded a right-of-use-asset – finance lease of $2.7 million and a lease liability – finance lease of $1.1 million as the lease term was for a major part of the economic life of the underlying asset.

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

12. Segment Reporting

During the second quarter of 2024, the Company renamed its historical Funds segment as the Investment Management segment. No prior period information was recast and the designation change did not impact the Company’s consolidated financial statements. Additionally, in the current year, the Company adopted ASU 2023-07, which provided for incremental disclosures of the Company’s reportable segments. Refer to Note 1.

The Company has three reportable segments: Core Portfolio, Investment Management and Structured Financing. The Company’s Chief Operating Decision Maker, its Chief Executive Officer (CEO), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. The CODM primarily uses net income as a measure of profitability for each of its segments because it provides a comprehensive view of the segments’ financial performance, including all revenues and expenses. The Company’s Core Portfolio segment consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company’s Investment Management segment holds primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable (Note 3). Fees earned by the Company as the general partner or managing member through Investment Management are eliminated in the Company’s consolidated financial statements and are not presented in the Company’s segments.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Year Ended December 31, 2024
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$193,581	$155,949	$—	$—	$349,530
Other revenue	6,829	3,330	—	—	10,159
Depreciation and amortization	(73,460)	(65,450)	—	—	(138,910)
Property operating expenses	(32,439)	(33,561)	—	—	(66,000)
Real estate taxes	(29,648)	(16,401)	—	—	(46,049)
General and administrative expenses	—	—	—	(40,559)	(40,559)
Impairment charges	(508)	(1,170)	—	—	(1,678)
(Loss) gain on disposition of properties	(2,213)	1,379	—	—	(834)
Operating income	62,142	44,076	—	(40,559)	65,659
Interest income	—	—	25,085	—	25,085
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	4,771	10,407	—	—	15,178
Interest expense	(36,898)	(55,659)	—	—	(92,557)
Realized and unrealized holding (losses) gains on investments and other	(4,064)	—	(950)	—	(5,014)
Income tax provision	—	—	—	(212)	(212)
Net income (loss)	25,951	(1,176)	24,135	(40,771)	8,139
Net loss attributable to redeemable noncontrolling interests	—	7,915	—	—	7,915
Net loss attributable to noncontrolling interests	(1,629)	7,225	—	—	5,596
Net income (loss) attributable to Acadia shareholders	$24,322	$13,964	$24,135	$(40,771)	$21,650

Real estate at cost (a)	$2,783,801	$1,815,814	$—	$—	$4,599,615
Total Assets (a)	$2,675,808	$1,568,811	$126,584	$—	$4,371,203
Cash paid for acquisition of real estate	$131,978	$29,555	$—	$—	$161,533
Cash paid for development and property improvement costs	$50,676	$29,574	$—	$—	$80,250

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2023
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$200,842	$132,202	$—	$—	$333,044
Other revenue	2,703	2,945	—	—	5,648
Depreciation and amortization	(76,642)	(59,342)	—	—	(135,984)
Property operating expenses	(32,471)	(29,355)	—	—	(61,826)
Real estate taxes	(31,911)	(14,739)	—	—	(46,650)
General and administrative expenses	—	—	—	(41,470)	(41,470)
Impairment charges	—	(3,686)	—	—	(3,686)
Gain on disposition of properties	—	—	—	—	—
Operating income (loss)	62,521	28,025	—	(41,470)	49,076
Interest income	—	—	19,993	—	19,993
Equity in earnings (losses) of unconsolidated affiliates inclusive of gains on disposition of properties	2,734	(10,411)	—	—	(7,677)
Interest expense	(44,521)	(48,732)	—	—	(93,253)
Realized and unrealized holding gains (losses) on investments and other	5,756	24,995	(338)	—	30,413
Income tax provision	—	—	—	(301)	(301)
Net income (loss)	26,490	(6,123)	19,655	(41,771)	(1,749)
Net loss attributable to redeemable noncontrolling interests	—	8,239	—	—	8,239
Net (income) loss attributable to noncontrolling interests	(1,937)	15,320	—	—	13,383
Net income (loss) attributable to Acadia shareholders	$24,553	$17,436	$19,655	$(41,771)	$19,873

Real estate at cost (a)	$2,646,831	$1,788,688	$—	$—	$4,435,519
Total Assets (a)	$2,566,450	$1,599,755	$124,949	$—	$4,291,154
Cash paid for acquisition of real estate	$—	$126,545	$—	$—	$126,545
Cash paid for development and property improvement costs	$44,428	$25,112	$—	$—	$69,540

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2022
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$195,960	$121,854	$—	$—	$317,814
Other revenue	6,587	1,889	—	—	8,476
Depreciation and amortization	(75,614)	(60,303)	—	—	(135,917)
Property operating expenses	(30,067)	(26,928)	—	—	(56,995)
Real estate taxes	(30,239)	(14,693)	—	—	(44,932)
General and administrative expenses	—	—	—	(44,066)	(44,066)
Impairment charges	—	(33,311)	—	—	(33,311)
Gain on disposition of properties	7,245	49,916	—	—	57,161
Operating income (loss)	73,872	38,424	—	(44,066)	68,230
Interest income	—	—	14,641	—	14,641
Equity in (losses) earnings of unconsolidated affiliates inclusive of gains on disposition of properties	(45,919)	13,012	—	—	(32,907)
Interest expense	(37,892)	(42,317)	—	—	(80,209)
Realized and unrealized holding gains (losses) on investments and other	1,163	(35,559)	(598)	—	(34,994)
Income tax provision	—	—	—	(12)	(12)
Net (loss) income	(8,776)	(26,440)	14,043	(44,078)	(65,251)
Net loss attributable to redeemable noncontrolling interests	—	5,536	—	—	5,536
Net loss attributable to noncontrolling interests	1,000	23,270	—	—	24,270
Net (loss) income attributable to Acadia shareholders	$(7,776)	$2,366	$14,043	$(44,078)	$(35,445)

Real estate at cost	$2,597,394	$1,655,616	$—	$—	$4,253,010
Total Assets	$2,599,268	$1,579,411	$123,903	$—	$4,302,582
Cash paid for acquisition of real estate and leasehold interest	$242,633	$—	$—	$—	$242,633
Cash paid for development and property improvement costs	$32,406	$18,640	$—	$—	$51,046

a)
Total assets for the Investment Management segment include $515.2 million, $555.8 million, and $569.1 million related to Fund II’s City Point property at December 31, 2024, 2023, and 2022, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

In March and May of 2020, respectively, the Board and the Company’s shareholders, approved the 2020 Share Incentive Plan (the “2020 Plan”), which increased the number of Common Shares authorized for issuance by 2,650,000 shares to an aggregate of 2,829,953 shares. On March 22, 2023 and May 4, 2023, respectively, the Board and the Company’s shareholders approved the Amended and Restated 2020 Share Incentive Plan (the “Amended and Restated 2020 Plan”) which further increased the number of Common Shares authorized for issuance by 3,100,000 to an aggregate of 3,883,564 shares. In this report, references to issuances, compensation arrangements and expenses under the Amended and Restated 2020 Plan include issuances, compensation arrangements and expenses under the originally adopted 2020 Plan, as applicable. The 2020 Plan and the Amended and Restated 2020 Plan authorize the Company to issue options, Restricted Shares, LTIP Units and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. At December 31, 2024 a total of 3,049,262 shares remained available to be issued under the Amended and Restated 2020 Plan.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at January 1, 2022	89,746	$16.87	1,415,195	$20.85
Granted	45,813	20.98	637,818	21.04
Vested	(40,894)	19.75	(309,283)	22.86
Forfeited	(1,930)	31.82	(278,332)	31.16
Unvested at December 31, 2022	92,735	$17.31	1,465,398	$18.59
Granted	70,629	14.11	780,193	15.00
Vested	(41,268)	19.09	(354,343)	20.35
Forfeited	(8,187)	21.07	(92,589)	30.78
Unvested at December 31, 2023	113,909	14.41	1,798,659	16.03
Granted	49,756	17.06	766,508	16.19
Vested	(55,947)	17.20	(448,598)	18.77
Forfeited	(1,537)	17.24	(62,502)	26.47
Unvested at December 31, 2024	106,181	$14.14	2,054,067	$15.17

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2024, 2023 and 2022 were $16.24, $14.93 and $21.04, respectively. As of December 31, 2024, there was $17.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Shares that vested for the year ended December 31, 2024 was $1.0 million and $0.8 million for each of the years ended December 31, 2023 and 2022. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the years ended December 31, 2024, 2023, and 2022 was $8.4 million, $7.2 million and $7.1 million, respectively.

Restricted Shares and LTIP Units - Employees

During the year ended December 31, 2024, the Company issued 25,419 Restricted Share Units and 727,419 LTIP Units to employees of the Company pursuant to the Amended and Restated 2020 Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

For valuation of the 2024, 2023 and 2022 Performance Shares, a Monte Carlo simulation was used to estimate the fair values of the relative TSR portion based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (43.0%, 48.0% and 49.0%) and risk-free interest rates of (4.8%, 4.3% and 1.7%) for 2024, 2023 and 2022, respectively. The total value of the 2024, 2023 and 2022 Performance Shares will be expensed over the vesting period.

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $12.2 million, $11.5 million and $13.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $9.4 million, $9.2 million, and $7.4 million for the years ended December 31, 2024, 2023, and 2022, respectively and is recorded in General and administrative on the Consolidated Statements of Operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the year ended December 31, 2024, the Company issued 39,079 LTIP Units and 23,448 Restricted Share Units to Trustees of the Company. The Restricted Share Units do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $1.6 million, $1.9 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded in General and administrative on the Consolidated Statements of Operations.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value at each reporting period in accordance with ASC Topic 718, Compensation – Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value at December 31, 2024 or 2023.

For the year ended December 31, 2024, the Company did not recognize any compensation expense under the Program related to Funds III and V. The Company recognized $0.2 million and $0.4 million compensation expense related to the Program for the years ended December 31, 2023 and 2022, related to Funds III and V.

Other Plans

On a combined basis, the Company incurred a total of $0.5 million, $0.5 million, and $0.4 million of compensation expense related to the following employee benefit plans for the years ended December 31, 2024, 2023 and 2022, respectively:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 13,725 and 13,177 Common Shares were purchased by employees under the Purchase Plan for the years ended December 31, 2024 and 2023, respectively.

Deferred Share Plan

The Company maintains a Trustee Deferral and Distribution Election program, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $23,000, for the year ended December 31, 2024.

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2024, 2023 and 2022, no U.S. federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to federal, state and local income taxes. No more than 20% of the value of our total assets may consist of the securities of one or more TRS.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local jurisdictions, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2024, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2021 and forward.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia shareholders to taxable income (loss) is as follows (unaudited):

	Year Ended December 31,
(in thousands)	2024	2023	2022

Net income (loss) attributable to Acadia shareholders	$21,650	$19,873	$(35,445)
Deferred rental and other income loss (a)	2,810	351	(1,854)
Book/tax difference - depreciation and amortization (a)	43,081	22,353	28,337
Straight-line rent and above- and below-market rent adjustments (a)	(9,381)	(12,484)	(11,917)
Book/tax differences - equity-based compensation	9,079	7,519	5,952
Joint venture equity in earnings, net and other investments (a)	12,369	33,522	22,493
Impairment charges and reserves	1,700	524	54,822
Acquisition costs (a)	10,220	9	2,048
Gain (loss) on disposition of properties and investments	3,925	1,800	(14,960)
Book adjustment marketable securities	(18,512)	(4,813)	—
Book/tax differences - miscellaneous	(208)	2,355	5,638
Taxable income	$76,733	$71,009	$55,114
Dividends/Distributions declared (b)	$81,892	$68,612	$68,312

(a)
Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item “Joint venture equity in earnings, net.”
(b)
The entire fourth quarter 2024 dividend of $22.7 million (paid in January 2025) was attributed to 2025. Any additional distributions required for REIT qualification may be made through October 15, 2025. The entire fourth quarter 2023 dividend of $17.2 million (paid in January 2024) was attributed to 2024. The entire fourth quarter 2022 dividend of $17.1 million (paid in January 2023) was attributed to 2023 (Note 10).

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for federal income tax purposes:

	Year Ended December 31,
	2024		2023		2022
	Per Share	%	Per Share	%	Per Share	%
Ordinary income - Section 199A	$0.679	93%	$0.583	81%	$0.650	90%
Qualified dividend	0.007	1%	0.115	16%	0.010	1%
Capital gain	0.044	6%	0.022	3%	0.060	9%
Total (a)	$0.730	100%	$0.720	100%	$0.720	100%

(a)
The fourth quarter 2024 regular dividend was $0.19 per Common Share, all of which is allocable to 2025. The fourth quarter 2023 regular dividend was $0.18 per Common Share, all of which is allocable to 2024. The fourth quarter 2022 regular dividend was $0.18 per Common Share, all of which is allocable to 2023.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income (loss) and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

TRS loss before income taxes	$(2,987)	$(3,768)	$(3,178)
Provision for income taxes:
Federal	—	—	—
State and local	—	—	—
TRS net loss before noncontrolling interests	(2,987)	(3,768)	(3,178)
Noncontrolling interests	—	—	-
TRS net loss	$(2,987)	$(3,768)	$(3,178)

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2024	2023	2022

Federal tax benefit at statutory tax rate	$(577)	$(791)	$(667)
TRS state and local taxes, net of Federal benefit	(239)	(238)	(201)
Tax effect of:
Permanent differences, net	617	246	194
Adjustment to deferred tax reserve	633	(8)	691
Other	(436)	791	(16)
REIT state and local income and franchise taxes	214	301	11
Total provision for income taxes	$212	$301	$12

As of December 31, 2024, and 2023, the Company’s deferred tax assets were $0.6 million and $0.0 million net of applicable reserves of $4.9 million and were comprised of capital loss carryovers of $0.0 million and $0.0 million and net operating loss carryovers of $2.9 million and $3.1 million, respectively.

Under GAAP a reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. For the years ended December 31, 2024, 2023, and 2022, the Company determined that the realization of its deferred tax assets was not likely and as such, the Company recorded a valuation allowance against its deferred tax assets of $0.6 million, $0.0 million, and $0.7 million, respectively.

15. Earnings (Loss) Per Common Share

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

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of Restricted Share Units issued under the Company’s Amended and Restated 2020 Plan (Note 13) and the shares to be issued by us upon settlement of any outstanding forward sale agreements for the period such dilutive security is outstanding (Note 10). The shares issuable upon settlement of any outstanding forward sale agreements are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of Common Shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of Common Shares that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of Common Shares that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

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

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Numerator:
Net income (loss) attributable to Acadia shareholders	$21,650	$19,873	$(35,445)
Less: net income attributable to participating securities	(1,189)	(978)	(805)
Income (loss) from continuing operations net of income attributable to participating securities for basic earnings per share	20,461	18,895	(36,250)
Impact of City Point Loan share conversion option (a)	—	—	(1,804)
Income from continuing operations net of income attributable to participating securities for diluted earnings per share	$20,461	$18,895	$(38,054)

Denominator:
Weighted average shares for basic earnings (loss) per share	108,226,767	95,283,752	94,575,251
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—
Employee unvested restricted shares	—	—	—
Assumed settlement of forward sales agreements (Note 10)	31,095	—	—
City Point Loan common stock conversion option (Note 10) (a)	—	—	68,215
Denominator for diluted earnings per share	108,257,862	95,283,752	94,643,466

Basic earnings (loss) per Common Share from continuing operations attributable to Acadia shareholders	$0.19	$0.20	$(0.38)
Diluted earnings (loss) per Common Share from continuing operations attributable to Acadia shareholders	$0.19	$0.20	$(0.40)

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	66,519	126,384	126,384
Series C Preferred OP Units - Common share equivalent	230,967	438,831	438,831
Restricted shares	81,175	90,006	68,832
(a)
The impact of the assumed conversion of dilutive convertible securities is related to the assumed conversion of potential Common Shares of the Company that could be subsequently issued in connection with the City Point Loan (Note 10) for the stub-period until the put rights were modified for a cash-only settlement option in the third quarter of 2022.

16. Variable Interest Entities

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which the Company is the primary beneficiary. As of December 31, 2024 and 2023, the Company has identified seven consolidated VIEs, including the Operating Partnership and the Funds. Excluding the Operating Partnership and the Funds at December 31, 2024 and 2023, the VIEs consisted of three in-service core properties: the Williamsburg Portfolio, 239 Greenwich Avenue, and 8833 Beverly Boulevard. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. The Company consolidates these VIEs because it is the primary beneficiary in which the Company has (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb the entity’s losses or receive benefits from the entity that could potentially be significant to the entity. The third parties’ interests in these consolidated entities are reflected as noncontrolling interests and redeemable noncontrolling interests in the accompanying consolidated financial statements and in Note 10.

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

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, substantially all of the assets and liabilities on the Consolidated Balance Sheets represent the assets and liabilities of the Operating Partnership. As of December 31, 2024 and December 31, 2023, the Consolidated Balance Sheets include the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(in thousands)	December 31, 2024	December 31, 2023
VIE ASSETS
Operating real estate, net	$1,640,071	$1,679,779
Real estate under development	31,514	28,851
Investments in and advances to unconsolidated affiliates	74,361	92,802
Other assets, net	79,381	101,679
Right-of-use assets - operating leases, net	1,978	2,112
Cash and cash equivalents	15,934	10,787
Restricted cash	11,013	7,048
Rents receivable, net	27,317	21,427
Total VIE assets (a)	$1,881,569	$1,944,485

VIE LIABILITIES
Mortgage and other notes payable, net	$799,734	$764,614
Unsecured notes payable, net	—	80,473
Accounts payable and other liabilities	120,088	127,162
Lease liability - operating leases, net	2,077	2,213
Total VIE liabilities (a)	$921,899	$974,462
(a)
At December 31, 2024 and December 31, 2023, totals included VIE assets of $705.6 million and $721.2 million, respectively, and VIE liabilities of $235.1 million and $234.7 million, respectively, related to third-party property mortgage loans that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse property mortgage debt and are collateral under the respective property mortgage loans and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

Unconsolidated VIEs

The Company holds variable interests in certain VIEs which are not consolidated. While the Company may be responsible for managing the day-to-day operations of these investees, it is not the primary beneficiary of these VIEs, as the Company does not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s economic performance. The Company accounts for investments in these entities under the equity method (Note 4). As of December 31, 2024 and 2023, the Company has determined that the following entities are unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company’s involvement with these entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss in these entities is limited to: (i) the amount of the Company’s equity investment and (ii) debt guarantees (Note 9). The Company’s aggregate investment in the unconsolidated VIEs assets was

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$44.2 million and $44.2 million at December 31, 2024 and 2023, respectively. The Company’s aggregate investment in unconsolidated VIEs liabilities was $39.1 million and $40.1 million at December 31, 2024 and 2023, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

In January 2025, the Company acquired two properties in New York, New York for approximately $80.0 million.

In January 2025, the Company acquired an additional 48% interest in the Renaissance Portfolio venture (Note 4), increasing its existing 20% interest to approximately 68%, for approximately $117.1 million. Following the closing of the acquisition of the interest, the venture modified the terms of its non-recourse mortgage resulting in a reduction of the interest rate and a paydown of a portion of the outstanding obligation.

In January 2025, the Company sold 262,211 shares on a forward basis under the ATM Program for anticipated net proceeds of $6.2 million (Note 10).

On February 11, 2025, the Company declared a cash dividend of $0.20 per Common Share, which is payable on April 15, 2025 to stockholders of record as of March 31, 2025.

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2024
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
Core Portfolio:
Crescent Plaza Brockton, MA	—	1,147	7,425	4,855	1,147	12,280	13,427	10,166	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	17,520	505	21,681	22,186	18,315	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	(176)	—	3,220	3,220	3,220	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,832	190	5,836	6,026	5,441	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	18,857	1,664	18,857	20,521	12,909	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	5,302	799	8,499	9,298	5,437	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	29,481	3,207	43,255	46,462	31,131	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	23,045	3,798	35,487	39,285	24,300	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	12,891	4,288	30,043	34,331	19,150	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	6,649	2,577	16,939	19,516	11,372	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	26,000	1,817	15,846	4,137	1,817	19,983	21,800	11,339	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	5,914	1,793	13,086	14,879	8,544	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	5,935	3,229	18,852	22,081	13,223	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	8,524	907	12,005	12,912	10,176	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	17,520	3,401	29,820	33,221	22,497	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	2,088	961	5,909	6,870	3,845	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	13,849	1,273	18,940	20,213	13,434	1999	(a)	40 years
Mad River Station Dayton, OH	—	2,350	9,404	3,732	2,350	13,136	15,486	8,124	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	—	5,063	15,252	3,095	5,201	18,209	23,410	9,863	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	1,797	1,691	7,600	9,291	4,361	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	3,588	—	15,497	15,497	12,255	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	5,546	8,289	11,237	19,526	6,860	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	5,709	11,855	13,000	24,855	5,292	2006	(a)	40 years
West Shore Expressway Staten Island, NY	—	3,380	13,499	117	3,380	13,616	16,996	6,629	2007	(a)
West 54th Street Manhattan, NY	—	16,699	18,704	1,615	16,699	20,319	37,018	9,571	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	8,090	3,048	15,371	18,419	9,316	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	722	8,576	17,978	26,554	5,928	2011	(a)	40 years
15 Mercer Street Manhattan, NY	—	1,887	2,483	496	1,887	2,979	4,866	854	2011	(a)	40 years
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	1,685	2011	(a)	40 years
56 E. Walton Chicago, IL	—	994	6,126	3,428	994	9,554	10,548	1,798	2011	(a)	40 years
841 W. Armitage Chicago, IL	—	728	1,989	441	728	2,430	3,158	1,094	2011	(a)	40 years
2731 N. Clark Chicago, IL	—	557	1,839	162	557	2,001	2,558	649	2011	(a)	40 years
2140 N. Clybourn Chicago, IL	—	306	788	112	306	900	1,206	287	2011	(a)	40 years
853 W. Armitage Chicago, IL	—	557	1,946	508	557	2,454	3,011	1,145	2011	(a)	40 years
2299 N. Clybourn Avenue Chicago, IL	—	177	484	—	177	484	661	162	2011	(a)	40 years
843-45 W. Armitage Chicago, IL	—	731	2,730	336	731	3,066	3,797	1,063	2012	(a)	40 years
1525 W. Belmont Avenue Chicago, IL	—	1,480	3,338	902	1,480	4,240	5,720	1,755	2012	(a)	40 years
2206-08 N. Halsted Chicago, IL	—	1,183	3,540	360	1,183	3,900	5,083	1,479	2012	(a)	40 years
2633 N. Halsted Chicago, IL	—	960	4,096	359	998	4,417	5,415	1,457	2012	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

50-54 E. Walton Chicago, IL	—	2,848	12,694	1,050	2,848	13,744	16,592	4,418	2012	(a)	40 years
662 W. Diversey Chicago, IL	—	1,713	1,603	10	1,713	1,613	3,326	487	2012	(a)	40 years
837 W. Armitage Chicago, IL	—	780	1,758	151	780	1,909	2,689	677	2012	(a)	40 years
823 W. Armitage Chicago, IL	—	717	1,149	118	717	1,267	1,984	400	2012	(a)	40 years
851 W. Armitage Chicago, IL	—	545	209	139	545	348	893	202	2012	(a)	40 years
1240 W. Belmont Avenue Chicago, IL	—	2,137	1,589	1,358	2,137	2,947	5,084	1,155	2012	(a)	40 years
21 E. Chestnut Chicago, IL	—	1,318	8,468	815	1,318	9,283	10,601	2,888	2012	(a)	40 years
819 W. Armitage Chicago, IL	—	790	1,266	691	790	1,957	2,747	626	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	350	2,110	1,656	3,766	717	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	2,691	7,458	18,659	26,117	7,213	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	4,649	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	—	6,220	24,416	46	6,220	24,462	30,682	8,067	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	729	1,908	12,887	14,795	4,168	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	313	1,754	9,513	11,267	2,927	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	2,012	11,690	12,147	23,837	4,022	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	1,382	4,429	7,484	11,913	2,663	2012	(a)	40 years
664 North Michigan Chicago, IL	—	15,240	65,331	324	15,240	65,655	80,895	19,413	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	980	5,398	16,581	21,979	5,484	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	1,213	6,899	5,462	12,361	1,753	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	2,563	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	2,456	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	2,221	—	35,040	35,040	6,522	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	1,444	16,744	29,790	46,534	8,647	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	1,887	4,578	4,532	9,110	1,450	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	251	1,893	11,845	13,738	3,175	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	347	8,544	27,348	35,892	7,427	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	313	6,613	10,732	17,345	2,973	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	1,122	10,175	13,763	23,938	4,174	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	4,815	13,765	36,205	49,970	10,569	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	1,153	—	58,689	58,689	29,246	2014	(a)	40 years
201 Needham Street Newton, MA	—	4,550	4,459	270	4,550	4,729	9,279	1,234	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	7,193	26,386	125,968	152,354	31,428	2015	(a)	40 years
163 Highland Avenue Needham, MA	-	12,679	11,213	(104)	12,529	11,259	23,788	2,934	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	1,208	4,838	15,782	20,620	3,666	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	709	—	7,055	7,055	2,182	2015	(a)	40 years
991 Madison Avenue Manhattan, NY	—	—	76,965	(75,357)	—	1,608	1,608	904	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	—	1,918	3,980	5,898	862	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,204	2,739	2,746	523	2,739	3,269	6,008	871	2016	(a)	40 years
State & Washington Chicago, IL	20,690	3,907	70,943	6,295	3,907	77,238	81,145	17,682	2016	(a)	40 years
151 N. State Street Chicago, IL	11,830	1,941	25,529	172	1,941	25,701	27,642	5,389	2016	(a)	40 years
North & Kingsbury Chicago, IL	9,953	18,731	16,292	3,272	18,731	19,564	38,295	4,653	2016	(a)	40 years
Sullivan Center Chicago, IL	50,000	13,443	137,327	1,615	13,443	138,942	152,385	29,205	2016	(a)	40 years
California & Armitage Chicago, IL	2,035	6,770	2,292	98	6,770	2,390	9,160	545	2016	(a)	40 years
555 9th Street San Francisco, CA	57,500	75,591	73,268	14,631	75,591	87,899	163,490	15,786	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	748	8,100	31,969	40,069	6,242	2017	(a)	40 years
613-623 W. Diversey Chicago, IL	—	10,061	2,773	11,876	10,061	14,649	24,710	5,021	2018	(c)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

51 Greene Street Manhattan, NY	—	4,488	8,992	100	4,488	9,092	13,580	1,333	2019	(a)	40 years
53 Greene Street Manhattan, NY	—	3,605	12,177	2	3,605	12,179	15,784	1,751	2019	(a)	40 years
41 Greene Street Manhattan, NY	—	6,276	9,582	—	6,276	9,582	15,858	1,338	2019	(a)	40 years
47 Greene Street Manhattan, NY	—	6,265	16,758	6	6,265	16,764	23,029	2,270	2019	(a)	40 years
849 W Armitage Chicago, IL	—	837	2,731	—	837	2,731	3,568	382	2019	(a)	40 years
912 W Armitage Chicago, IL	—	982	2,868	183	982	3,051	4,033	452	2019	(a)	40 years
Melrose Place Collection Los Angeles, CA	—	20,490	26,788	—	20,490	26,788	47,278	3,472	2019	(a)	40 years
45 Greene Street Manhattan, NY	—	2,903	8,487	297	2,903	8,784	11,687	1,236	2019	(a)	40 years
565 Broadway Manhattan, NY	—	-	22,491	11,630	—	34,121	34,121	3,245	2019	(a)	40 years
907 W Armitage Chicago, IL	—	700	2,081	—	700	2,081	2,781	288	2019	(a)	40 years
37 Greene Street Manhattan, NY	—	6,721	9,119	752	6,721	9,871	16,592	1,167	2020	(a)	40 years
917 W Armitage Chicago, IL	—	901	2,368	—	901	2,368	3,269	315	2020	(a)	40 years
Brandywine Town Center Wilmington, DE	—	15,632	101,861	23,042	15,632	124,903	140,535	15,589	2020	(a)	40 years
1324 14th Street Washington, D.C.	—	728	3,044	—	728	3,044	3,772	228	2021	(a)	40 years
1526 14th Street Washington, D.C.	—	1,377	6,964	2	1,377	6,966	8,343	522	2021	(a)	40 years
1529 14th Street Washington, D.C.	—	1,485	10,411	—	1,485	10,411	11,896	781	2021	(a)	40 years
121 Spring St Manhattan, NY	—	5,380	31,707	34	5,380	31,741	37,121	2,378	2022	(a)	40 years
8833 Beverly Blvd West Hollywood, CA	—	14,423	8,314	—	14,423	8,314	22,737	591	2022	(a)	40 years
Williamsburg Portfolio Brooklyn, NY	—	31,500	60,720	3,317	31,500	64,037	95,537	4,458	2022	(a)	40 years
Henderson Portfolio Dallas, TX	—	28,090	42,966	5,634	28,090	48,600	76,690	3,101	2022	(a)	40 years
Bleecker Street Portfolio Manhattan, NY	—	4,962	13,189	—	4,962	13,189	18,151	91	2024	(a)	40 years
123-129 N 6th St Brooklyn, NY	—	13,083	25,428	—	13,083	25,428	38,511	160	2024	(a)	40 years
109 N 6th St, Brooklyn, NY	—	5,142	13,146	—	5,142	13,146	18,288	55	2024	(a)	40 years
92-94 Greene St Manhattan, NY	—	32,499	10,406	—	32,499	10,406	42,905	135	2024	(a)	40 years
Fund II:
City Point Brooklyn, NY	137,485	—	100,316	578,700	—	679,016	679,016	157,011	2007	(c)	40 years
Fund III:
640 Broadway Manhattan, NY	33,000	27,831	27,291	1,152	27,831	28,443	56,274	2,109	2012	(a)	40 years
Fund IV:
210 Bowery Manhattan, NY	—	1,875	5,625	(6,516)	518	466	984	291	2012	(c)	40 years
27 E. 61st Street Manhattan, NY	7,473	4,813	14,438	3,774	3,523	19,502	23,025	3,560	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	—	7,391	20,176	490	7,391	20,666	28,057	5,446	2014	(a)	40 years
1035 Third Avenue Manhattan, NY	13,725	12,759	37,431	5,854	14,099	41,945	56,044	12,079	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	15,002	4,178	28,470	(4,666)	2,922	25,060	27,982	5,181	2015	(c)	40 years
1964 Union Street San Francisco, CA	1,332	563	1,688	901	380	2,772	3,152	706	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	—	1,041	10,905	106	1,041	11,011	12,052	2,482	2016	(a)	40 years
717 N. Michigan Chicago, IL	46,000	72,591	35,440	(24,822)	48,920	34,289	83,209	2,499	2016	(a)	40 years
18 E. Broughton St. Savannah, GA	1,545	609	1,513	61	609	1,574	2,183	278	2018	(a)	40 years
20 E. Broughton St. Savannah, GA	1,008	588	937	12	588	949	1,537	152	2018	(a)	40 years
25 E. Broughton St. Savannah, GA	3,178	1,324	2,459	383	1,324	2,842	4,166	590	2018	(a)	40 years
109 W. Broughton St. Savannah, GA	6,466	2,343	6,560	1,780	2,343	8,340	10,683	1,414	2018	(a)	40 years
204-206 W. Broughton St. Savannah, GA	910	547	439	32	547	471	1,018	87	2018	(a)	40 years
216-218 W. Broughton St. Savannah, GA	2,663	1,160	2,736	1,959	1,160	4,695	5,855	1,010	2018	(a)	40 years
220 W. Broughton St. Savannah, GA	1,863	619	1,799	985	619	2,784	3,403	606	2018	(a)	40 years
223 W. Broughton St. Savannah, GA	910	465	688	28	465	716	1,181	117	2018	(a)	40 years
226-228 W. Broughton St. Savannah, GA	—	660	1,900	240	660	2,140	2,800	338	2018	(a)	40 years
309/311 W. Broughton St. Savannah, GA	2,345	1,160	2,695	193	1,160	2,888	4,048	447	2018	(a)	40 years
230-240 W. Broughton St. Savannah, GA	5,052	2,185	9,597	6	2,185	9,603	11,788	1,101	2020	(a)	40 years
102 E. Broughton St. Savannah, GA	—	—	514	38	—	552	552	65	2020	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Fund V:
Plaza Santa Fe Santa Fe, NM	22,893	—	28,214	2,218	—	30,432	30,432	6,565	2017	(a)	40 years
Hickory Ridge Hickory, NC	26,708	7,852	29,998	5,157	7,852	35,155	43,007	8,716	2017	(a)	40 years
New Towne Plaza Canton, MI	16,037	5,040	17,391	587	4,719	18,299	23,018	4,084	2017	(a)	40 years
Fairlane Green Allen Park, MI	31,639	18,121	37,143	4,120	18,121	41,263	59,384	8,245	2017	(a)	40 years
Trussville Promenade Birmingham, AL	28,109	7,587	34,285	944	7,587	35,229	42,816	6,410	2018	(a)	40 years
Elk Grove Commons Elk Grove, CA	41,000	6,204	48,008	2,035	6,204	50,043	56,247	8,662	2018	(a)	40 years
Hiram Pavilion Hiram, GA	27,088	13,029	25,446	1,098	13,029	26,544	39,573	5,304	2018	(a)	40 years
Palm Coast Landing Palm Coast, FL	25,301	7,066	27,299	1,492	7,066	28,791	35,857	4,996	2019	(a)	40 years
Lincoln Commons Lincoln, RI	35,595	14,429	34,417	6,390	14,429	40,807	55,236	6,949	2019	(a)	40 years
Landstown Commons Virginia Beach, VA	58,848	10,222	69,005	6,951	10,222	75,956	86,178	11,466	2019	(a)	40 years
Canton Marketplace Canton, GA	34,460	11,883	34,902	521	10,588	36,718	47,306	3,648	2021	(a)	40 years
Monroe Marketplace Selinsgrove, PA	25,300	8,755	35,452	2,567	8,755	38,019	46,774	3,952	2021	(a)	40 years
Midstate Mall East Brunswick, NJ	50,200	13,062	43,290	10,553	13,062	53,843	66,905	4,442	2021	(a)	40 years
Cypress Creek Tampa, FL	32,200	25,313	39,637	56	—	65,006	65,006	2,238	2023	(a)	40 years
Maple Tree Place Williston, VT	43,400	17,597	49,404	1,126	17,597	50,530	68,127	1,577	2023	(a)	40 years

Total operating real estate	958,947	966,108	2,630,967	872,921	906,031	3,563,965	4,469,996	926,022
Real estate under development	—	43,817	—	85,802	43,817	85,802	129,619	—
Unamortized loan costs	(5,459)	—	—	—	—	—	—	—
Unamortized premium	212	—	—	—	—	—	—	—
Total	$953,700	$1,009,925	$2,630,967	$958,723	$949,848	$3,649,767	$4,599,615	$926,022

(1)
Depreciation on buildings and improvements reflected on the Consolidated Statements of Operations is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.
(2)
The aggregate gross cost of property included above for Federal income tax purposes was approximately $4.7 billion as of December 31, 2024.

The following table reconciles the activity for real estate properties from January 1, 2022 to December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023	2022

Balance at beginning of year	$4,435,519	$4,253,010	$4,071,607
Improvements and other	87,253	75,668	50,696
Property acquisitions	158,926	131,952	234,557
Property dispositions or held for sale assets	(97,732)	(21,425)	(125,933)
Consolidation of previously unconsolidated investments	—	—	55,394
Property transfers out of Held for Sale	16,996
Impairment charges	(1,347)	(3,686)	(33,311)
Balance at end of year	$4,599,615	$4,435,519	$4,253,010

The following table reconciles accumulated depreciation from January 1, 2022 to December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023	2022

Balance at beginning of year	$823,439	$725,143	$648,461
Depreciation related to real estate	107,464	100,300	98,414
Property dispositions or held for sale assets	(10,777)	(2,004)	(21,732)
Property transfers out of Held for Sale	5,896	—	—
Balance at end of year	$926,022	$823,439	$725,143

ACADIA REALTY TRUST

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2024

(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2024 (a)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgage Loan	6.00%	4/1/2020	Interest only	—	$17,810	$17,810	$17,810
Mezzanine Loan (b)	9.75%	1/9/2025	Interest only	—	54,000	54,000	—
First Mortgage Loan	6.74%	9/17/2025	Interest only	—	43,000	42,000	—
Other	6.50%	7/31/2025	Interest only	—	2,147	2,147	—
Mezzanine Loan	10.00%	12/11/2027	Interest only	—	5,000	5,000	—
Mezzanine Loan	12.00%	12/31/2025	Interest only	—	7,631	7,631	—
Total					$129,588	128,588	$17,810
Allowance for credit loss						(2,004)
Net carrying amount of notes receivable						$126,584
(a)
The aggregate carrying amount of notes receivable included above for Federal income tax purposes was approximately $126.2 million as of December 31, 2024.
(b)
In January 2025, the maturity date on the mezzanine loan was extended to February 25, 2025.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company’s loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2022 to December 31, 2024 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2024	2023	2022

Balance at beginning of year	$126,228	$124,801	$159,638
Additions	8,360	1,427	-
Repayments	(6,000)	—	(29,531)
Conversion of OP Units	—	—	—
Conversion to real estate through receipt of deed or through foreclosure	—	—	(5,306)
Total	$128,588	$126,228	$124,801

Allowance for credit loss	(2,004)	(1,279)	(898)
Balance at end of year	$126,584	$124,949	$123,903

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which also appears in this Item 9A.

Acadia Realty Trust

Rye, New York

February 14, 2025

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Acadia Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 14, 2025

ITEM 9B. OTHER INFORMATION.

Trading Arrangements

During the three months ended December 31, 2024, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Annual Report from our definitive proxy statement relating to our 2025 annual meeting of shareholders (our “2025 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2025.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all of the Company's directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. It is also the policy of the Company to comply with all insider trading laws and regulations. A copy of the Company's insider trading policy is filed as Exhibit 19.2 to this Annual Report on Form 10-K.

The other information under the following headings in the 2025 Proxy Statement is incorporated herein by reference:

•
“PROPOSAL 1 — ELECTION OF TRUSTEES”
•
“MANAGEMENT”
•
“DELINQUENT SECTION 16(a) REPORTS”

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2025 Proxy Statement is incorporated herein by reference:

•
“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•
“COMPENSATION DISCUSSION AND ANALYSIS”
•
“BOARD OF TRUSTEES COMPENSATION”
•
“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2025 Proxy Statement is incorporated herein by reference.

The information under Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters, Issuer Purchases of Equity Securities of this Report under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2025 Proxy Statement is incorporated herein by reference:

•
“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•
“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2025 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: See “Index to Financial Statements” at Item 8.

2.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at Item 8.

3.	Financial Statement Schedule: See “Schedule IV—Mortgage Loans on Real Estate” at Item 8.

4.	Exhibits: See index of exhibits below and incorporated herein by reference.

The following is an index to all exhibits including (i) those filed with this Report and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

3.1	Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3.2	First Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3.3	Second Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3.4	Third Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3.5	Fourth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.1 (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

3.6	Fifth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

3.7	Sixth Amendment to Declaration of Trust	Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filing on July 28, 2017.

3.8	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017.

3.9	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022.

4.1	Description of Acadia Realty Trust Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.1*	Description of Long-Term Investment Alignment Program	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009.

10.2*	Amended and Restated Employment Agreement between the Company and Kenneth F. Bernstein	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2014.

Exhibit No.	Description	Method of Filing

10.3*

Form of Second Amended and Restated Severance Agreement, effective as of February 26, 2018, with each of: John Gottfried, Executive Vice President and Chief Financial Officer; Jason Blacksberg, Executive Vice President, Chief Legal Officer and Secretary; Reginald Livingston, Executive Vice President and Chief Investment Office; and Joseph M. Napolitano, Senior Vice President and Chief Administrative Officer

Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.5*	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.6*	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.7*	Form of Long-Term Incentive Plan Award Agreement (Time-Based Only) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.8*	Form of Long-Term Incentive Plan Award Agreement (Time-Based) (SVP/EVP)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.9*	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (SVP/EVP)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.10*	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.11

Third Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, Truist Bank, and PNC Bank, National Association, as syndication agents, BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Securities, Inc. and PNC Capital Markets LLC, as joint lead arrangers, and the lenders and letter of credit issuers party thereto.

Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2024.

10.12

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

Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2024.

Exhibit No.	Description	Method of Filing
Securities, Inc., Wells Fargo Securities, LLC, Truist Securities, Inc. and PNC Capital Markets LLC, as joint lead arrangers, and the lenders and letter of credit issuers party thereto.

10.13*	Amended and Restated Acadia Realty Trust 2020 Share Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

19.1	Compensation Recovery Policy, Adopted November 2, 2023	Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

19.2	Insider Trading Policy, Adopted November 2, 2023	Incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

21.1	List of Subsidiaries of Acadia Realty Trust	Filed herewith

23.1	Consent of Registered Public Accounting Firm, BDO USA, P.C.	Filed herewith

23.2	Consent of Registered Public Accounting Firm, Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Method of Filing

99.1	Amended and Restated Agreement of Limited Partnership Agreement dated July 23, 2019	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

99.2	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership	Incorporated by reference to Exhibit 10.1(C) to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1999.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

Dated: February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 14, 2025
(Kenneth F. Bernstein)

/s/ John Gottfried	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2025
(John Gottfried)

/s/ Richard Hartmann	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2025
(Richard Hartmann)

/s/ Mark A. Denien	Trustee	February 14, 2025
(Mark A. Denien)

/s/ Kenneth A. McIntyre	Trustee	February 14, 2025
(Kenneth A. McIntyre)

/s/ William T. Spitz	Trustee	February 14, 2025
(William T. Spitz)

/s/ Lynn Thurber	Trustee	February 14, 2025
(Lynn C. Thurber)

/s/ Lee S. Wielansky	Trustee	February 14, 2025
(Lee S. Wielansky)

/s/ Hope B. Woodhouse	Trustee	February 14, 2025
(Hope B. Woodhouse)

/s/ C. David Zoba	Trustee	February 14, 2025
(C. David Zoba)