Form 10-Q
period 2025-03-31
ACADIA REALTY TRUST
filed 2025-04-30
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Securities registered pursuant to Section 12(b) of the Act:

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

As of April 25, 2025, there were 130,960,919 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical conditions and instability and global trade disruptions, which may lead to a disruption of or lack of access to the capital markets and other sources of funding, , disruptions and instability in the banking and financial services industries and rising inflation; (ii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, including the impact of recently announced tariffs on our tenants and their customers, and their effect on our and our tenants’ revenues, earnings and funding sources; (iv) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any public health crisis, which adversely affected the Company and its tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; and (xvi) the accuracy of our methodologies and estimates regarding corporate responsibility metrics, goals and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our corporate responsibility efforts.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and other periodic or current reports the Company files with the SEC, including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations with regard thereto or changes in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the Notes to the Condensed Consolidated Financial Statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Investments in real estate
Operating real estate, net	$3,895,204	$3,543,974
Real estate under development	142,110	129,619
Net investments in real estate	4,037,314	3,673,593
Notes receivable, net ($2,127 and $2,004 of allowance for credit losses as of March 31, 2025 and December 31, 2024, respectively)(a)	125,701	126,584
Investments in and advances to unconsolidated affiliates	177,969	209,232
Other assets, net	236,985	223,767
Right-of-use assets - operating leases, net	26,655	25,531
Cash and cash equivalents	31,984	16,806
Restricted cash	24,320	22,897
Marketable securities	16,539	14,771
Rents receivable, net	58,209	58,022
Total assets (b)	$4,735,676	$4,371,203

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$1,055,832	$953,700
Unsecured notes payable, net	569,951	569,566
Unsecured line of credit	—	14,000
Accounts payable and other liabilities	247,704	232,726
Lease liabilities - operating leases	28,933	27,920
Dividends and distributions payable	27,735	24,505
Distributions in excess of income from, and investments in, unconsolidated affiliates	16,878	16,514
Total liabilities (b)	1,947,033	1,838,931
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	25,897	30,583
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 130,955,940 and 119,657,594 shares as of March 31, 2025 and December 31, 2024, respectively	131	120
Additional paid-in capital	2,704,731	2,436,285
Accumulated other comprehensive income	27,064	38,650
Distributions in excess of accumulated earnings	(433,966)	(409,383)
Total Acadia shareholders’ equity	2,297,960	2,065,672
Noncontrolling interests	464,786	436,017
Total equity	2,762,746	2,501,689
Total liabilities, redeemable noncontrolling interests, and equity	$4,735,676	$4,371,203

(a)
Includes Notes receivable, net from related parties of $14.0 million and $14.8 million as of March 31, 2025 and December 31, 2024, respectively (Note 3).
(b)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the “Operating Partnership”), which is a consolidated variable interest entity (“VIE”) (Note 15). The Condensed Consolidated Balance Sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,855.9 million and $1,640.1 million of Operating real estate, net; $32.3 million and $31.5 million of Real estate under development; $70.3 million and $74.4 million of Investments in and advances to unconsolidated affiliates; $92.2 million and $79.4 million of Other assets, net; $1.9 million and $2.0 million of Right-of-use assets - operating leases, net; $28.4 million and $15.9 million of Cash and cash equivalents; $13.3 million and $11.0 million of Restricted cash; $27.5 million and $27.3 million of Rents receivable, net; $902.3 million and $799.7 million of Mortgage and other notes payable, net; $127.6 million and $120.1 million of Accounts payable and other liabilities; $2.0 million and $2.1 million of Lease liability- operating leases as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Revenues
Rental	$102,640	$86,037
Other	1,754	5,319
Total revenues	104,394	91,356
Expenses
Depreciation and amortization	39,440	34,940
General and administrative	11,597	9,768
Real estate taxes	13,303	12,346
Property operating	18,280	19,096
Impairment charges	6,450	—
Total expenses	89,070	76,150

Loss on disposition of properties	—	(1,198)
Operating income	15,324	14,008
Equity in losses of unconsolidated affiliates	(1,713)	(312)
Interest income (a)	6,096	5,238
Realized and unrealized holding gains (losses) on investments and other	1,621	(2,051)
Interest expense	(23,247)	(23,709)
Loss on change in control	(9,622)	—
Loss from continuing operations before income taxes	(11,541)	(6,826)
Income tax provision	(116)	(31)
Net loss	(11,657)	(6,857)
Net loss attributable to redeemable noncontrolling interests	1,669	2,554
Net loss attributable to noncontrolling interests	11,596	7,572
Net income attributable to Acadia shareholders	$1,608	$3,269

Basic income per share	$0.01	$0.03
Diluted income per share	$0.01	$0.03

Weighted average shares for basic income per share	121,329	102,128
Weighted average shares for diluted income per share	121,329	102,128
(a)
Includes interest income on Notes receivable, net to related parties, advances to unconsolidated affiliates, and loans to redeemable noncontrolling interest holders of $3.5 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively (Note 3, Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024

Net loss	$(11,657)	$(6,857)
Other comprehensive (loss) income:
Unrealized (loss) gain on valuation of swap agreements	(10,269)	25,819
Reclassification of realized interest on swap agreements	(3,920)	(8,833)
Other comprehensive (loss) income	(14,189)	16,986
Comprehensive (loss) income	(25,846)	10,129
Comprehensive loss attributable to redeemable noncontrolling interests	1,669	2,554
Comprehensive loss attributable to noncontrolling interests	14,199	5,086
Comprehensive (loss) income attributable to Acadia shareholders	$(9,978)	$17,769

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2025 and 2024

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of January 1, 2025	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583
Issuance of Common Shares, net	11,173	11	277,495	—	—	277,506	—	277,506	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	113	—	1,718	—	—	1,718	(1,718)	—	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(26,191)	(26,191)	(1,444)	(27,635)	—
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	29,573	29,573	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(3,017)
Employee and trustee stock compensation, net	12	—	137	—	—	137	2,462	2,599	—
Noncontrolling interest distributions	—	—	—	—	—	—	(4,799)	(4,799)	—
Noncontrolling interest contributions	—	—	—	—	—	—	7,990	7,990	—
Comprehensive (loss) income	—	—	—	(11,586)	1,608	(9,978)	(14,199)	(24,177)	(1,669)
Reallocation of noncontrolling interests	—	—	(10,904)	—	—	(10,904)	10,904	—	—
Balance as of March 31, 2025	130,956	$131	$2,704,731	$27,064	$(433,966)	$2,297,960	$464,786	$2,762,746	$25,897

Balance as of January 1, 2024	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	795	1	12,912	—	—	12,913	(12,913)	—	—
Issuance of Common Shares, net	6,987	7	113,841	—	—	113,848	—	113,848	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(18,568)	(18,568)	(1,453)	(20,021)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,323)
Employee and trustee stock compensation, net	12	—	202	—	—	202	4,043	4,245	—
Capital call receivable	—	—	—	—	—	—	(6,153)	(6,153)	—
Noncontrolling interest distributions	—	—	—	—	—	—	(5,459)	(5,459)	—
Noncontrolling interest contributions	—	—	—	—	—	—	43,709	43,709	—
Comprehensive income (loss)	—	—	—	14,500	3,269	17,769	(5,086)	12,683	(2,554)
Reallocation of noncontrolling interests	—	—	(2,181)	—	—	(2,181)	2,181	—	—
Balance as of March 31, 2024	103,156	$103	$2,078,295	$46,942	$(364,440)	$1,760,900	$465,169	$2,226,069	$45,462

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,657)	$(6,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,440	34,940
Loss on disposition of properties and other investments	—	1,198
Net unrealized holding (gains) losses on investments	(1,768)	2,015
Stock compensation expense	2,599	4,245
Straight-line rents	(307)	(76)
Equity in losses of unconsolidated affiliates	1,713	312
Distributions of operating income from unconsolidated affiliates	1,044	1,245
Amortization of financing costs	2,094	1,766
Non-cash lease expense	960	938
Loss on change in control	9,622
Impairment charges	6,450	—
Other, net	(2,277)	(1,232)
Changes in assets and liabilities:
Rents receivable	(904)	(3,326)
Other liabilities	(9,285)	(2,844)
Accounts payable and accrued expenses	(8,268)	(3,164)
Prepaid expenses and other assets	(2,492)	(2,213)
Lease liabilities - operating leases	(1,071)	(959)
Net cash provided by operating activities	25,893	25,988
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(192,222)	—
Investments in unconsolidated affiliates	(3,456)	(2,532)
Development, construction and property improvement costs	(19,610)	(12,775)
Refund for properties under purchase contract	11,650	—
Increase in cash and restricted cash upon change of control	6,777	—
Return of capital from unconsolidated affiliates	2,427	2,615
Payment of deferred leasing costs	(2,349)	(1,132)
Proceeds from sale of marketable securities	—	3,995
Proceeds from repayment of note receivable	807	6,000
Issuance of note receivable	(47)	—
Net cash used in investing activities	(196,023)	(3,829)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	300,200	31,750
Principal payments on unsecured debt	(314,200)	(210,950)
Proceeds from issuances of Common Shares	277,519	113,848
Capital contributions from noncontrolling interests	7,990	37,556
Principal payments on mortgage and other notes	(55,779)	(12,976)
Proceeds received from mortgage and other notes	—	45,553
Distributions to noncontrolling interests	(6,484)	(6,790)
Dividends paid to Common Shareholders	(22,735)	(17,165)
Payment of deferred financing and other costs	(26)	(1,323)
Payments of finance lease obligations	246	(42)
Net cash provided by (used in) financing activities	186,731	(20,539)
Increase in cash and cash equivalents and restricted cash	16,601	1,620
Cash and cash equivalents of $16,806 and $17,481 and restricted cash of $22,897 and $7,813, respectively, beginning of period	39,703	25,294
Cash and cash equivalents of $31,984 and $18,795 and restricted cash of $24,320 and $8,119, respectively, end of period	$56,304	$26,914

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $2,289 and $1,648 respectively (a)	$27,899	$31,612
Cash paid for income taxes, net of refunds	$116	$31

Supplemental disclosure of non-cash investing and financing activities
Dividends/Distributions declared and payable	$27,635	$19,898
Conversion of Common and Preferred OP Units to Common Shares	$1,718	$12,913
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$3,014	$2,362
Recognition of non-refundable deposit upon expiration of sale agreement	$—	$3,315

Increase (decrease) in assets and liabilities resulting from the consolidation of previously unconsolidated investment:
Operating real estate	$201,700	$—
Mortgage and other notes payable	156,117	—
Investments in and advances to unconsolidated affiliates	(28,516)	—
Rents receivable and other assets	654	—
Accounts payable and other liabilities	4,548	—
Noncontrolling interests	29,572	—

(a)
Interest paid for the three months ended March 31, 2025 and 2024 excludes the cash flows from net settlements on interest rate swap contracts, which was a net receivable of cash of $3.5 million and $7.6 million, respectively.

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2025 and December 31, 2024, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of March 31, 2025, the Company has ownership interests in 161 properties (including properties in various stages of development and redevelopment) within its core portfolio (the “Core Portfolio”), which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through Investment Management. The Company also has ownership interests in 52 properties within an Investment Management platform, through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate (“Investment Management”). As part of the Investment Management platform, we have active investments through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The Company consolidates the Funds as variable interest entities (“VIE”) and the Company is the primary beneficiary as it has (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) is obligated to absorb the Funds’ losses and (iii) has the right to receive benefits from the Funds that could potentially be significant. As part of the Investment Management platform, we also have active investments in other co-investment vehicles that allows us to partner with large institutional investors. We align our interests with our partners by holding significant ownership interests in our three unconsolidated co-investment ventures (ranging from 5% to 20%) which are accounted for using the equity method of accounting. Each co-investment is negotiated on an individual basis and could result in varying economic terms. The 213 Core Portfolio and Investment Management properties primarily consist of street and urban retail, and suburban shopping centers.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2025 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of March 31, 2025 (a)
Fund II	6/2004	61.67%	$559.4	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.1	1.9	24.54%	6%	603.5
Fund IV	5/2012	23.12%	506.0	24.0	23.12%	6%	221.4
Fund V	8/2016	20.10%	478.8	41.2	20.10%	6%	156.8

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share.
(b)
Amount represents the current economic ownership as of March 31, 2025, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2024 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Segments

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

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the expected impact of the adoption of this ASU on disclosures within the consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance applies to all PBEs and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has elected not to early adopt and the requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the expected impact of the adoption of this ASU on disclosures within the consolidated financial statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the condensed consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	March 31,	December 31,
	2025	2024
Buildings and improvements	$3,359,373	$3,174,250
Tenant improvements	311,562	304,645
Land	1,088,389	906,031
Construction in progress	28,807	23,704
Right-of-use assets - finance leases (Note 11)	61,366	61,366
Total	4,849,497	4,469,996
Less: Accumulated depreciation and amortization	(954,293)	(926,022)
Operating real estate, net	3,895,204	3,543,974
Real estate under development	142,110	129,619
Net investments in real estate	$4,037,314	$3,673,593

Acquisitions

During the three months ended March 31, 2025, the Company acquired the following retail properties and other retail investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price (a)
2025 Acquisitions
Core
106 Spring Street - New York, NY	100%	January 9, 2025	$55,137
73 Wooster Street - New York, NY	100%	January 9, 2025	25,459
Renaissance Portfolio (b)	48%	January 23, 2025	245,700
Subtotal Core			326,296

Investment Management
Pinewood Square - Lake Worth, FL	100%	March 19, 2025	68,207
Total 2025 Acquisitions (c)			$394,503
(a)
Purchase price includes capitalized transaction costs of $0.8 million.
(b)
On January 23, 2025, the Company acquired an additional 48% economic ownership interest, and increased its existing 20% interest to 68%, in the Renaissance Portfolio primarily located in Washington D.C. The 48% interest was acquired for a purchase price of $117.9 million, based upon a gross portfolio fair value of $245.7 million, which included existing mortgage loan indebtedness of $156.1 million in aggregate (Note 7). Prior to the acquisition, the Company accounted for its 20% interest under the equity method of accounting (Note 4). Due to the Company gaining a controlling financial interest as a result of this acquisition, the Company determined it should consolidate its investment within its Core Portfolio effective January 23, 2025. As such, the Company measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Renaissance Portfolio, at fair value and recognized a $9.6 million loss on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the portfolio in its Condensed Consolidated Statements of Operations related to the remeasurement of its previously held equity interest.
(c)
The Company acquired additional retail properties subsequent to March 31, 2025 (Note 16).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations

The purchase prices for the acquisitions (excluding any properties that were acquired in development) were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the three months ended March 31, 2025 (in thousands):

	Land	Buildings and improvements	Intangible assets	Intangible liabilities	Debt fair value adjustment	Total
106 Spring Street - New York, NY	$51,108	$5,460	$10,391	$(11,822)	$—	$55,137
73 Wooster St - New York, NY	15,876	6,775	2,848	(40)	—	25,459
Renaissance Portfolio - Washington, D.C.	101,765	129,042	20,583	(3,795)	(1,895)	245,700
Pinewood Square - Lake Worth, FL	17,208	46,208	12,668	(7,877)	—	68,207
2025 Total	$185,957	$187,485	$46,490	$(23,534)	$(1,895)	$394,503

The Company determines the fair value of the individual components of real estate asset acquisitions primarily through calculating the “as-if vacant” value of a building, using an income approach, which relies significantly upon internally determined assumptions. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the “as-if vacant” value for acquisition activity during the three months ended March 31, 2025 are as follows:

	2025
	Low	High
Exit Capitalization Rate	5.75%	6.75%
Discount Rate	7.75%	11.50%
Annual net rental rate per square foot on acquired buildings	$15.00	$850.00
Interest rate on assumed debt	6.35%	6.35%

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

Development activity for the Company’s consolidated properties comprised the following during the periods presented (dollars in thousands):

	January 1, 2025		Three Months Ended March 31, 2025			March 31, 2025
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core (a)	4	$98,255	$2,166	$10,560	$1,066	4	109,915
Fund III	1	31,364	—	831	—	1	32,195
Total	5	$129,619	$2,166	$11,391	$1,066	5	$142,110
(a)
During the first quarter of 2025, the Company placed one property in development and one property in service within the Henderson Avenue portfolio.

The number of properties in the table above refers to projects comprising the entire property under development; however, certain projects represent a portion of a property. As of March 31, 2025, consolidated development projects included: portions of the Henderson Avenue Portfolio in the Core Portfolio, and Broad Hollow Commons in Fund III.

Construction in progress pertains to construction activity at the Company’s operating properties that are in service and continue to operate during the construction period.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Notes Receivable, Net

Earnings from notes and mortgages receivable are reported within the Company’s Structured Financing segment (Note 12). Interest receivable is included in Other assets, net (Note 5). The Company’s notes receivable, net are generally collateralized either by the underlying properties or the borrowers’ ownership interests in the entities that own the properties, and were as follows (dollars in thousands):

	March 31,	December 31,	March 31, 2025
Description	2025	2024	Number	Maturity Date	Interest Rate
Notes receivable	$127,828	$128,588	6	Apr 2020 - Dec 2027	4.65% - 13.75%
Allowance for credit losses	(2,127)	(2,004)
Notes receivable, net	$125,701	$126,584	6

During the three months ended March 31, 2025, the Company extended the maturity date of one note receivable of $1.4 million from September 2024 to July 2025.

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, which had a principal balance of $54.0 million as of March 31, 2025, to extend the maturity date from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid the accrued interest balance of $25.3 million. Additionally, the Company provided a mezzanine loan and additional advances under the preferred equity related to the same asset in the aggregate amount of $28.5 million, which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00% (Note 16).

Changes in the Company’s credit allowance were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Allowance for credit losses as of beginning of periods	$2,004	$1,279
Provision of loan losses	123	725
Total credit allowance	$2,127	$2,004

Due to the lack of comparability across the Structured Financing portfolio, each note was evaluated separately. As of March 31, 2025, the Company has five performing notes with a total amortized cost of $138.8 million, inclusive of accrued interest of $28.8 million, for which an allowance for credit losses has been recorded aggregating $2.1 million.

One note receivable aggregating $21.6 million, including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized) was in default at March 31, 2025 and December 31, 2024. On April 1, 2020, the loan matured and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable note documents and otherwise. The Company has elected to apply the practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) and did not establish an allowance for credit losses because (i) this note is a collateral-dependent note, which due to their settlement terms is not expected to be settled in cash but rather by the Company’s possession of the real estate collateral; and (ii) at March 31, 2025, the Company determined that the estimated fair value of the collateral at the expected realization date for this loan was sufficient to cover the carrying value of its investments in this note receivable.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	March 31,	December 31,
Portfolio	Property	March 31, 2025	2025	2024

Core:	Renaissance Portfolio (a)	68%	$—	$28,250
	Gotham Plaza	49%	30,509	30,561
	Georgetown Portfolio (b)	50%	4,141	4,214
	1238 Wisconsin Avenue (b, c)	80%	18,822	19,048
	840 N. Michigan Avenue (d, e)	94.35%	29,748	28,111
			83,220	110,184
Investment Management:
Fund IV: (i)	Fund IV Other Portfolio	90%	5,175	5,291
	650 Bald Hill Road	90%	9,166	9,220
			14,341	14,511

Fund V: (i)	Family Center at Riverdale (d)	89.42%	1,031	1,832
	Tri-City Plaza	90%	6,381	6,914
	Frederick County Acquisitions (f)	90%	5,245	4,375
	Wood Ridge Plaza	90%	8,827	9,313
	La Frontera Village	90%	12,503	13,389
	Shoppes at South Hills	90%	9,656	10,139
	Mohawk Commons	90%	11,076	12,350
			54,719	58,312

Other:	Shops at Grand	5%	2,437	2,452
	Walk at Highwoods Preserve	20%	2,141	2,279
	LINQ Promenade	15%	16,383	16,508
			20,961	21,239

Various:	Due (to) from Related Parties		757	446
	Other (g)		3,971	4,540
	Investments in and advances to unconsolidated affiliates		$177,969	$209,232

Core:	Crossroads (h)	49%	$16,878	$16,514
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$16,878	$16,514

(a)
On January 23, 2025, the Company acquired an additional 48% economic ownership interest, and increased its existing 20% interest to 68%, in the Renaissance Portfolio primarily located in Washington D.C. Prior to the acquisition, the Company accounted for its 20% interest under the equity method of accounting. Due to the Company gaining a controlling financial interest as a result of this acquisition, the Company determined that the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary, and it should consolidate its investment within its Core Portfolio effective January 23, 2025. Accordingly, the Company recognized a loss on change in control of $9.6 million (Note 2).
(b)
Represents a variable interest entity for which the Company is not the primary beneficiary (Note 15).
(c)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of March 31, 2025 and December 31, 2024 the note receivable from a related party had a balance of $12.8 million, as of each period, net of an allowance for credit losses of $0.1 million as of March 31, 2025 and December 31, 2024. The loan is collateralized by the venture members’ equity interest in the entity that holds the 1238 Wisconsin development property, bears interest at Prime + 1.0% subject to a 4.5% floor and matures on December 28, 2027. The Company recognized interest income of $0.1 million for each of the three months ended March 31, 2025 and 2024, respectively, related to this note receivable.
(d)
Represents a tenancy-in-common interest.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(e)
In February 2025, the Company acquired an additional 2.5% interest in the 840 North Michigan Avenue venture increasing its ownership interest from 91.85% to 94.35%. The note receivable from the 840 North Michigan Avenue venture partners had a balance of $1.4 million and $2.3 million as of March 31, 2025 and December 31, 2024, respectively and matures in July 2025 (Note 3).
(f)
On September 25, 2024 the venture which Fund V holds a 90% interest in sold a 300,000 square foot property in Frederick County, Maryland commonly referred to as Frederick Crossing. Fund V maintains its 90% interest in the venture which retains its interest in the remaining property of the Frederick County Acquisitions portfolio, commonly referred to as Frederick County Square.
(g)
Includes cost-method investment in Fifth Wall. The Company recorded an impairment charge of $0.1 million for the three months ended March 31, 2025, which is included in Realized and unrealized holding gains (losses) on investments and other in the Company’s condensed consolidated Statements of Operations.
(h)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.
(i)
The Company owns 23.12% and 20.10% in Funds IV and V, respectively (Note 1). For the ventures within these funds, the ownership interest percentage represents the Fund’s ownership interest and not the Company’s proportionate share.

Fees earned from and paid to Unconsolidated Affiliates

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.7 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, which are included in Other revenues in the Condensed Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to the Company’s unaffiliated joint venture partners of $0.8 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of March 31, 2025 (in thousands):

	March 31,	December 31,
	2025	2024
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$940,652	$1,016,229
Other assets	139,686	162,713
Total assets	$1,080,338	$1,178,942
Liabilities and partners’ equity:
Mortgage notes payable	$658,288	$815,045
Other liabilities	133,015	140,743
Partners’ equity	289,035	223,154
Total liabilities and partners’ equity	$1,080,338	$1,178,942

Company's share of accumulated equity	$142,566	$131,793
Basis differential	9,154	50,851
Deferred fees, net of portion related to the Company's interest	4,697	5,400
Amounts receivable/payable by the Company	757	446
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	157,174	188,490
Investments carried at cost	3,917	4,228
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	16,878	16,514
Investments in and advances to unconsolidated affiliates	$177,969	$209,232

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Combined and Condensed Statements of Operations
Total revenues	$32,126	$28,004
Operating and other expenses	(12,249)	(9,986)
Interest expense	(11,450)	(10,414)
Depreciation and amortization	(12,852)	(11,666)
Gain on extinguishment of debt (a)	971	1,158
Net loss attributable to unconsolidated affiliates	$(3,454)	$(2,904)

Company’s share of equity in net (losses) earnings of unconsolidated affiliates	$(1,615)	$(68)
Basis differential amortization	(98)	(244)
Company’s equity in losses of unconsolidated affiliates	$(1,713)	$(312)

(a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the three months ended March 31, 2025 and 2024.

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	March 31,	December 31,
(in thousands)	2025	2024
Other Assets, Net:
Lease intangibles, net (Note 6)	$123,307	$86,853
Derivative financial instruments (Note 8)	19,490	31,145
Deferred charges, net (A)	39,589	39,189
Accrued interest receivable (Note 3)	33,866	32,154
Prepaid expenses	12,808	15,448
Due from seller	2,259	2,343
Income taxes receivable	1,672	1,475
Deposits	610	12,074
Corporate assets, net	499	563
Other receivables	2,885	2,523
	$236,985	$223,767

(A) Deferred Charges, Net:
Deferred leasing and other costs (a)	$85,235	$82,770
Deferred financing costs related to line of credit	13,889	13,889
	99,124	96,659
Accumulated amortization	(59,535)	(57,470)
Deferred charges, net	$39,589	$39,189

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$98,356	$77,534
Accounts payable and accrued expenses	69,774	68,354
Deferred income	30,191	39,351
Tenant security deposits, escrow and other	15,905	14,515
Lease liability - finance leases, net (Note 11)	31,619	31,374
Derivative financial instruments (Note 8)	1,859	1,598
	$247,704	$232,726
(a)
At March 31, 2025 and December 31, 2024, deferred leasing and other costs include direct and incremental capitalized internal leasing commissions incurred in connection with executed lease agreements of $4.5 million and $4.1 million, respectively, which are amortized on a straight-line basis over the terms of the related leases.

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Condensed Consolidated Balance Sheets and summarized as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$379,772	$(265,419)	$114,353	$336,660	$(255,899)	$80,761
Above-market rent	29,809	(20,855)	8,954	26,432	(20,340)	6,092
	$409,581	$(286,274)	$123,307	$363,092	$(276,239)	$86,853

Amortizable Intangible Liabilities
Below-market rent	$(219,774)	$121,631	$(98,143)	$(196,239)	$118,933	$(77,306)
Above-market ground lease	(671)	458	(213)	(671)	443	(228)
	$(220,445)	$122,089	$(98,356)	$(196,910)	$119,376	$(77,534)

During the three months ended March 31, 2025, the Company:

•
acquired in-place lease intangibles of $43.1 million, above-market rent of $3.4 million, and below-market rent of $23.5 million with weighted-average useful lives of 5.3, 5.8, and 11.8 years, respectively (Note 2);
•
recorded accelerated amortization related to in-place lease intangible assets of $1.2 million related to early tenant lease terminations, of which the Company’s share was $1.1 million.

Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, in the Condensed Consolidated Statements of Operations. Amortization of above-market ground leases are recorded as a reduction to Right-of-use assets - operating leases, net.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2025 is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2025 (remainder)	$3,072	$(25,348)	$44
2026	5,729	(26,333)	58
2027	5,493	(19,424)	58
2028	5,739	(13,152)	53
2029	5,710	(8,723)	—
Thereafter	63,446	(21,373)	—
Total	$89,189	$(114,353)	$213

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	March 31,	December 31,
	March 31, 2025	March 31, 2025	2025	2024
Mortgages Payable
Core	3.99% - 6.05%	Nov 2026 - Apr 2035	$281,761	$180,212
Fund II (a)	SOFR+2.61%	Aug 2025	137,485	137,485
Fund III	SOFR+3.75%	Oct 2025	33,000	33,000
Fund IV (b)	SOFR+2.25% - SOFR+3.33%	May 2025 - Jun 2028	109,464	109,471
Fund V	SOFR+2.00% - SOFR+3.10%	Apr 2025 - Jun 2028	497,563	498,779
Net unamortized debt issuance costs			(5,363)	(5,459)
Unamortized premium			1,922	212
Total Mortgages Payable			$1,055,832	$953,700

Unsecured Notes Payable
Core Term Loans (c)	SOFR+1.50% - SOFR+1.75%	Apr 2028 - Jul 2029	$475,000	$475,000
Core Senior Notes	5.86% - 5.94%	Aug 2027 - Aug 2029	100,000	100,000
Net unamortized debt issuance costs			(5,049)	(5,434)
Total Unsecured Notes Payable			$569,951	$569,566

Unsecured Line of Credit
Revolving Credit Facility (c)	SOFR+1.35%	Apr 2028	$—	$14,000

Total Debt (d)(e)			$1,634,273	$1,547,947
Net unamortized debt issuance costs			(10,412)	(10,893)
Unamortized premium			1,922	212
Total Indebtedness			$1,625,783	$1,537,266

(a)
The Company has a total borrowing capacity of $198.0 million on the Fund II property mortgage loan as of both March 31, 2025 and December 31, 2024.
(b)
Includes the outstanding balance on the Fund IV secured bridge facility of $36.2 million as of both March 31, 2025 and December 31, 2024.
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans as of March 31, 2025 and December 31, 2024 (Note 8).
(d)
Includes $939.3 million and $852.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.98% to 4.54%.
(e)
Includes $111.2 million and $111.2 million, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rates ranged from 5.00% to 6.00%.

Mortgages Payable

A portion of the Company’s variable-rate property mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

At March 31, 2025 and December 31, 2024, the Company’s property mortgage loans were collateralized by 51 and 31 properties, respectively, as well as the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. As of March 31, 2025, a Fund V mortgage of $35.4 million, or $7.1 million at the Company’s share, had not met its debt service coverage ratio requirement. As this is not an event of default, the debt maturity was not accelerated.

Core Portfolio

During the three months ended March 31, 2025, the Company acquired an additional 48% economic ownership interest in the Renaissance Portfolio (Note 2). The properties were subject to existing mortgage indebtedness. At acquisition the property mortgage loans had an aggregate outstanding principal balance of $156.1 million, bore interest at the Secured Overnight Financing Rate (“SOFR”) + 2.55% and was scheduled to mature on November 6, 2026. The property mortgage loans were recorded at a fair value of approximately $156.1 million. On January 24, 2025, the venture modified the property mortgage loan to reduce the interest rate to SOFR + 1.55%. This reduction was achieved through a $50.0 million principal paydown, which was funded by the Company as a note receivable from the venture. The note bears interest at 9.11%, matures in November 2026, and has been eliminated in consolidation.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investment Management

During the three months ended March 31, 2025, the Company, through Investment Management (amounts represent balances at the time of transactions):

•
extended one Investment Management property mortgage loan of $25.3 million, originally maturing in January 2025 to May 2025;
•
extended the Fund IV secured bridge facility which had an outstanding balance of $36.2 million, originally maturing in March 2025 to May 2025; and
•
made scheduled principal payments totaling $1.2 million.

Fund IV also has an outstanding balance and total available credit on its secured bridge facility of $36.2 million and $0.0 million, respectively, at both March 31, 2025 and December 31, 2024. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).

Unsecured Notes Payable

Core Term Loans

At March 31, 2025, the Term Loan had an outstanding balance of $400.0 million bears interest at SOFR + 1.50% and matures on April 15, 2028, subject to two six-month extension options.

The Operating Partnership has a $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A., as administrative agent, which bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on July 29, 2029, and is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). At March 31, 2025, the $75.0 Million Term Loan bears interest at SOFR+1.75%.

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

Revolving Credit Facility

At March 31, 2025, the Revolver bears interest at SOFR+1.35% and matures on April 15, 2028, subject to two six-month extension options. The outstanding balance and total available credit of the Revolver were $0.0 million and $525.0 million, respectively, as of March 31, 2025, reflecting no letters of credit outstanding. The outstanding balance and total available credit of the Revolver were $14.0 million and $511.0 million, respectively, as of December 31, 2024, reflecting no letters of credit outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scheduled Debt Principal Payments

The scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of March 31, 2025 are as follows (in thousands):

Year Ending December 31,	Principal Repayments
2025	$475,888
2026	185,698
2027	214,676
2028	581,804
2029	173,292
Thereafter	2,915
1,634,273
Unamortized premium	1,922
Net unamortized debt issuance costs	(10,412)
Total indebtedness	$1,625,783

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of March 31, 2025. The Company has debt balances contractually due of $363.8 million in the remainder of 2025, $155.4 million in 2026, $191.9 million due in 2027 and $457.5 million in 2028, all of which the Company has available options to extend by up to 12 months, and for some an additional 12 months thereafter. However, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

8. Financial Instruments and Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument.

Marketable Equity Securities — The Company has an investment in marketable equity securities of Albertsons, which has a readily determinable market value (traded on an exchange) and is being accounted for as a Level 1 investment. This investment was included in Marketable securities on the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable equity securities	$16,539	$—	$—	$14,771	$—	$—
Derivative financial instruments	—	19,490	—	—	31,145	—
Liabilities
Derivative financial instruments	—	(1,859)	—	—	(1,598)	—

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2025, and 2024.

Marketable Equity Securities

As of March 31, 2025, the Company held 0.8 million shares of Albertsons which had a fair value of $16.5 million.

During the three months ended March 31, 2025 and 2024, the Company recognized dividend income from marketable securities of $0.1 million and $0.2 million, respectively. These amounts are included in Realized and unrealized holding gains (losses) on investments and other on the Company’s Condensed Consolidated Statements of Operations.

The following table represents the realized and unrealized gains (losses) on marketable securities included in Realized and unrealized holding gains (losses) on investments and other on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Realized gain on marketable securities, net	$—	$3,994
Less: previously recognized unrealized gains on marketable securities sold during the period	—	(3,994)
Unrealized gains (losses) on marketable securities still held as of the end of the period and through the disposition date on marketable securities sold during the period	1,768	(2,015)
Realized and unrealized gains (losses) on marketable securities, net	$1,768	$(2,015)

Items Measured at Fair Value on a Nonrecurring Basis

See Note 2 for information regarding the fair value adjustments associated with the Company’s acquisition of an additional 48% economic ownership interest in the Renaissance Portfolio.

Impairment Charges

Impairment charges for the periods presented are as follows (in thousands):

				Impairment Charge (a)
Property and Location	Owner	Triggering Event	Effective Date	Total	Acadia's Share

2025 Impairment Charges
640 Broadway Manhattan, NY	Fund III	Reduced holding period	Mar 31, 2025	$6,450	$1,583
Total 2025 Impairment Charges (b)				$6,450	$1,583
(a)
The Company estimated the fair value of 640 Broadway based on a discounted cash flow analysis using a discount rate of 7.65% and a capitalization rate of 5.00%. As significant inputs to the models are unobservable, the Company determined that the value determined for this property falls within Level 3 of the fair value reporting hierarchy. The fair value of 640 Broadway was $48.1 million at the measurement date.
(b)
Does not include the impairment charge of $0.1 million related to the Company’s investment in Fifth Wall (Note 4) which is recorded in Realized and unrealized holding gains (losses) on investments and other, in the Company’s condensed consolidated Statement of Operations.

Redeemable Noncontrolling Interests

The Company has redeemable noncontrolling interests related to certain properties. The Company is required to periodically review these redeemable noncontrolling interests in order to compare the redemption value to the carrying value. As of March 31, 2025, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required. See Note 10 for further discussion regarding these interests.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (information is as of March 31, 2025, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	March 31, 2025	December 31, 2024
Core
Interest Rate Swaps	$606,000	May 2022—May 2023	Apr 2026—Jul 2030	1.98%	—	3.35%	Other Assets	$18,255	$28,173
Interest Rate Swaps	152,000	Dec 2022—Nov 2023	Nov 2026—Dec 2029	3.61%	—	4.50%	Accounts payable and other liabilities	(1,221)	(1,316)
	$758,000							$17,034	$26,857

Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$771	$1,615

Fund III
Interest Rate Cap	$33,000	Sep 2023	Oct 2025	5.50%	—	5.50%	Other Assets	$—	$1

Fund IV
Interest Rate Cap	$54,500	Dec 2023	Dec 2025	6.00%	—	6.00%	Other Assets	$—	$2

Fund V
Interest Rate Swaps	$134,856	Apr 2022—Oct 2024	Apr 2025—Dec 2027	2.61%	—	3.72%	Other Assets	$464	$1,352
Interest Rate Swaps	127,499	Jun 2023—Dec 2024	Jun 2025—Dec 2027	4.08%	—	4.54%	Accounts payable and other liabilities	(638)	(282)
Interest Rate Cap	32,200	Aug 2023	Sep 2025	5.00%	—	5.00%	Other Assets	—	2
	$294,555							$(174)	$1,072

Total asset derivatives								$19,490	$31,145
Total liability derivatives								$(1,859)	$(1,598)

All of the Company’s derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). It is estimated that approximately $11.2 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of March 31, 2025 and December 31, 2024, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During March 31, 2025, the Company terminated two interest rate swaps with forward effective dates with an aggregate notional value of $50.0 million for cash payments of $1.2 million. The net derivative loss associated with the discontinued cash flow hedge continues to be reported in Accumulated other comprehensive income as the forecasted transaction is expected to occur within the originally specified time period. Such amounts will be reclassified from Accumulated other comprehensive income into earnings as interest expense over the period during which the hedged forecasted transaction affects earnings.

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

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		March 31, 2025		December 31, 2024
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$125,701	$126,193	$126,584	$127,485
City Point Loan (a)	3	66,741	67,502	66,741	68,204
Mortgage and Other Notes Payable (a)	3	1,059,273	1,052,552	958,947	954,276
Investment in non-traded equity securities (b)	3	3,762	3,762	4,073	4,073
Unsecured notes payable and Unsecured line of credit (c)	2	575,000	576,631	589,000	589,018

(a)
The Company determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the borrower or tenant, where applicable, and changes in interest rates. The Company also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the borrower, the time until maturity and the current market interest rate environment. Amounts exclude discounts and loan costs. The estimated market rates are between 3.92% to 13.23% for the Company’s notes receivable and City Point Loan, and 5.05% to 7.69% for the Company’s property mortgage loans and other notes payable, depending on the attributes of the specific loans.
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

The Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable and certain financial instruments (classified as Level 1) included in other assets and other liabilities had fair values that approximated their carrying values due to their short maturity profiles at March 31, 2025 and December 31, 2024.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $72.5 million of principal payment guarantees on various property mortgage loans and the Fund IV secured bridge facility (Note 7). As of March 31, 2025 and December 31, 2024, no amounts related to the guarantees were recorded as liabilities in the Company’s condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Company had no Core or Investment Management letters of credit outstanding.

Additionally, in connection with the refinancing of the La Frontera Village (Note 4) property mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V acted as guarantor under the non-recourse carveout guaranty. At March 31, 2025 and December 31, 2024, $0.1 million and $0.2 million related to the guarantee was recorded as a liability in the Company’s Condensed Consolidated Balance Sheets, respectively.

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $94.7 million and $97.4 million, of which the Company’s share is $92.7 million and $95.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company has committed client-related obligations for tenant improvements based on executed leases aggregating approximately $42.4 million and $41.4 million, of which the Company’s share is $33.7 million and $32.3 million, as of March 31, 2025 and December 31, 2024, respectively. The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

Forfeiture of Deposits

The Company entered into a purchase and sale agreement (together with subsequent amendments thereto) to sell its West Shore Expressway property in the Core Portfolio. At the request of the former potential buyer, the Company extended the closing date numerous times in exchange for additional non-refundable deposits and contributions towards the carrying costs of the property. The agreement terminated and expired by its terms in August 2023, and the deposit was forfeited to an affiliate of the Company, when, among other things, the former potential buyer failed to close on the property pursuant to the terms of the agreement. During the third quarter of 2023, the former potential buyer filed for Chapter 11 bankruptcy, which bankruptcy was dismissed during the fourth quarter of 2023, and as of March 31, 2024 is no longer subject to appeal. The Company recorded income of $3.5 million in Other revenues on the Consolidated Statements of Operations for the three months ended March 31, 2024, related to the forfeiture of the non-refundable payments.

Insurance Coverage

We carry insurance coverage on our properties of different types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs. In February 2025, the Company entered into its current $500.0 million ATM Program, which includes an optional “forward sale” component, and concurrently terminated its existing $400.0 million ATM Program. As of March 31, 2025, $443.7 million remains available for future share issuance.

As of March 31, 2025, the Company had 2,445,106 forward shares outstanding under its ATM Program. All forward sales agreements require settlement within one-year of the various effective dates. The net forward sales price per share of the forward shares under the ATM program was $22.81 and would result in the Company receiving $55.8 million in net cash proceeds if it was to physically settle the shares. In March 2025, the Company settled 11,172,699 shares outstanding under the ATM forward and received proceeds of $277.9 million.

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

Common Shares and Units

In addition to the ATM Program, the Company completed the following transactions during the three months ended March 31, 2025:

•
The Company withheld 5,635 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income taxes due on the value of the portion of their Restricted Shares that vested.
•
The Company recognized Common Share and Common OP Unit-based compensation expense totaling $2.4 million in connection with Restricted Shares and Common OP Units (“Restricted Units”) (Note 13).

Share Repurchase Program

During 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the three months ended March 31, 2025 or 2024. Under the share repurchase program $122.5 million remains available as of March 31, 2025.

Dividends and Distributions

During the three months ended March 31, 2025 and 2024, the Company declared distributions on Common Shares/OP Units of $0.20 and $0.18 per Common Share/OP Unit, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of January 1, 2025	$85,730	$350,287	$436,017	$30,583
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,444)	—	(1,444)	—
Net income (loss) for the three months ended March 31, 2025	163	(11,759)	(11,596)	(1,669)
Conversion of 113,092 Common OP Units and 0 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(1,718)	—	(1,718)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(456)	(1,381)	(1,837)	—
Consolidation of previously unconsolidated investment	—	29,573	29,573	—
Reclassification of realized interest expense on swap agreements	(13)	(753)	(766)	—
City Point Loan accrued interest	—	—	—	(3,017)
Noncontrolling interest contributions	—	7,990	7,990	—
Noncontrolling interest distributions	—	(4,799)	(4,799)	—
Employee Long-term Incentive Plan Unit Awards	2,462	—	2,462	—
Reallocation of noncontrolling interests (d)	10,904	—	10,904	—
Balance as of March 31, 2025	$95,628	$369,158	$464,786	$25,897

Balance as of January 1, 2024	$99,718	$346,582	$446,300	$50,339
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,453)	—	(1,453)	—
Net income (loss) for the three months ended March 31, 2024	326	(7,898)	(7,572)	(2,554)
Conversion of 795,145 Common OP Units to Common Shares by limited partners of the Operating Partnership	(12,913)	—	(12,913)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	859	5,378	6,237	—
Reclassification of realized interest expense on swap agreements	(54)	(3,697)	(3,751)	—
City Point Loan accrued interest	—	—	—	(2,323)
Capital call receivable	—	(6,153)	(6,153)	—
Noncontrolling interest contributions	—	43,709	43,709	—
Noncontrolling interest distributions	—	(5,459)	(5,459)	—
Employee Long-term Incentive Plan Unit Awards	4,043	—	4,043	—
Reallocation of noncontrolling interests (d)	2,181	—	2,181	—
Balance as of March 31, 2024	$92,707	$372,462	$465,169	$45,462

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,054,386 and 2,219,958 Common OP Units as of March 31, 2025 and 2024, respectively; (ii) 188 Series A Preferred OP Units as of both March 31, 2025 and 2024; (iii) 66,519 and 126,384 Series C Preferred OP Units as of March 31, 2025 and 2024, respectively; and (iv) 5,224,927 and 4,749,661 LTIP units as of March 31, 2025 and 2024, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value after five years have passed (“Williamsburg NCI”). As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of March 31, 2025, the fair value of the Williamsburg NCI was zero.

City Point Loan

In August 2022, the Company provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors’ pro-rata contribution necessary to complete the refinancing of the City Point debt, of which $65.9 million was funded at closing (“City Point Loan”). The City Point Loan has a five-year term which matures on August 1, 2027 and is collateralized by the investors' equity in City Point (“City Point NCI”). Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan and accrued interest, net of a $0.9 million allowance for credit loss as of March 31, 2025, is presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a VIE for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest. In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, which began in August 2023 (“Redemption Value”). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum Redemption Value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the Redemption Value. The Company is required to periodically evaluate the maximum redemption amount of the City Point NCI interest and recognize an increase in the carrying value if the redemption value exceeds the then current carrying value. As of March 31, 2025, the Company determined that the carrying value of the City Point NCI exceeded the maximum redemption value and no adjustment was required.

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, either party may elect a buy-out right, where either the Company may purchase the venture partner’s interest, or the venture partner may sell its 3.0% interest in the partnership (the “8833 Beverly NCI”) to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value. As of March 31, 2025, the redemption value of the 8833 Beverly NCI was $0.1 million. As of March 31, 2025, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

Preferred OP Units

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through March 31, 2025, 75,074 Series C Preferred OP Units were converted into 260,475 Common OP Units and then into Common Shares.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2025, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Leases

As Lessor

The Company has approximately 1,300 leases in the leasing of shopping centers and other retail properties that are either owned or, with respect to certain shopping centers, leased under long-term ground leases (see below) that expire at various dates through December 31, 2123, with renewal options. Certain leases may allow for the tenants to terminate the leases before the expiration of the lease term. Space in the properties is leased to tenants pursuant to agreements that generally provide for terms ranging from one month to sixty years and for additional rents based on certain operating expenses as well as tenants’ sales volumes.

The components of rental revenue are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed lease revenue	$84,203	$68,657
Variable lease revenue	18,437	17,380
Total rental revenue	$102,640	$86,037

The scheduled future minimum rental revenues from rental properties under the terms of non-cancelable tenant leases greater than one year (assuming no new or renegotiated leases or option extensions for such premises) as of March 31, 2025, are summarized as follows (in thousands):

Year Ending December 31,	Minimum Rental Revenues (a)
2025 (Remainder)	$204,066
2026	271,626
2027	246,866
2028	214,446
2029	176,542
Thereafter	631,125
Total	$1,744,671

(a)
Amount represents contractual lease maturities as of March 31, 2025 including any extension options that management determined were reasonably certain of exercise.

During the three months ended March 31, 2025, the Company recognized $8.4 million as rental and termination income related to a lease termination at City Center, a Core Portfolio property, which is included in Other revenue on the Company’s condensed consolidated statements of operations.

During the three months ended March 31, 2025 and 2024, no single tenant or property collectively comprised more than 10% of the Company’s total revenues.

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

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2025 (Remainder)	$3,989	$1,051
2026	5,638	1,350
2027	4,850	1,350
2028	4,646	1,396
2029	4,121	1,415
Thereafter	13,064	155,319
	36,308	161,881
Interest	(7,375)	(130,262)
Total	$28,933	$31,619

(a)
Minimum rental payments include $7.4 million of interest related to operating leases and $130.3 million related to finance leases and exclude options or renewals not reasonably certain of exercise.

Additional disclosures regarding the Company’s leases as lessee are as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$374	$249
Interest on lease liabilities	512	522
Subtotal	886	771
Operating lease cost	1,306	1,331
Variable lease cost	89	75
Total lease cost	$2,281	$2,177

Cash Paid
Payments of operating lease obligations - operating activities	$1,366	$1,355
Payments of interest on finance lease obligations - operating activities	512	522
Payments of finance lease obligations - financing activities	246	42

	As of March 31,
	2025	2024
Other Information
Weighted-average remaining lease term - finance leases (years)	56.6	58.2
Weighted-average remaining lease term - operating leases (years)	8.4	9.5
Weighted-average discount rate - finance leases	6.5%	6.5%
Weighted-average discount rate - operating leases	5.1%	5.1%

During the three months ended March 31, 2025, the Company entered into a new corporate office lease and recorded a right-of-use assets - operating lease and corresponding lease liability - operating lease of $2.1 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Segment Reporting

The Company has three reportable segments: Core Portfolio, Investment Management and Structured Financing. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (“CEO”), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. The CODM primarily uses net income as a measure of profitability for each of its segments because it provides a comprehensive view of the segments’ financial performance, including all revenues and expenses. The Company’s Core Portfolio segment consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company’s Investment Management segment holds primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable (Note 3). Fees earned by the Company as the general partner or managing member through consolidated Investment Management entities are eliminated in the Company’s condensed consolidated financial statements and are not presented in the Company’s segments.

The following tables set forth certain segment information for the Company (in thousands):

	As of or for the Three Months Ended March 31, 2025
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$63,774	$38,866	$—	$—	$102,640
Other revenue	682	1,072	—	—	1,754
Depreciation and amortization expenses	(23,684)	(15,756)	—	—	(39,440)
Property operating expenses	(9,553)	(8,727)	—	—	(18,280)
Real estate taxes	(8,958)	(4,345)	—	—	(13,303)
General and administrative expenses	—	—	—	(11,597)	(11,597)
Impairment charges	—	(6,450)	—	—	(6,450)
Operating income	22,261	4,660	—	(11,597)	15,324
Interest income	—	—	6,096	—	6,096
Equity in earnings (losses) of unconsolidated affiliates	313	(2,026)	—	—	(1,713)
Interest expense	(9,379)	(13,868)	—	—	(23,247)
Loss on change in control	(9,622)	—	—	—	(9,622)
Realized and unrealized holding gains (losses) on investments and other	1,785	—	(164)	—	1,621
Income tax provision	—	—	—	(116)	(116)
Net income (loss)	5,358	(11,234)	5,932	(11,713)	(11,657)
Net loss attributable to redeemable noncontrolling interests	—	1,669	—	—	1,669
Net loss attributable to noncontrolling interests	209	11,387	—	—	11,596
Net income attributable to Acadia shareholders	$5,567	$1,822	$5,932	$(11,713)	$1,608

Real estate at cost (a)	$3,113,954	$1,877,653	$—	$—	$4,991,607
Total assets (a)	$2,978,291	$1,631,684	$125,701	$—	$4,735,676
Cash paid for acquisition of real estate	$124,427	$67,795	$—	$—	$192,222
Cash paid for development and property improvement costs	$5,912	$13,698	$—	$—	$19,610

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Three Months Ended March 31, 2024
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$48,783	$37,254	$—	$—	$86,037
Other revenue	4,755	564	—	—	5,319
Depreciation and amortization expenses	(18,267)	(16,673)	—	—	(34,940)
Property operating expenses	(9,732)	(9,364)	—	—	(19,096)
Real estate taxes	(8,187)	(4,159)	—	—	(12,346)
General and administrative expenses	—	—	—	(9,768)	(9,768)
Loss related to a previously disposed property	—	(1,198)	—	—	(1,198)
Operating income	17,352	6,424	—	(9,768)	14,008
Interest income	—	—	5,238	—	5,238
Equity in earnings (losses) of unconsolidated affiliates	2,107	(2,419)	—	—	(312)
Interest expense	(10,037)	(13,672)	—	—	(23,709)
Realized and unrealized holding losses on investments and other	(1,862)	—	(189)	—	(2,051)
Income tax provision	—	—	—	(31)	(31)
Net income (loss)	7,560	(9,667)	5,049	(9,799)	(6,857)
Net loss attributable to redeemable noncontrolling interests	—	2,554	—	—	2,554
Net (income) loss attributable to noncontrolling interests	(366)	7,938	—	—	7,572
Net loss attributable to Acadia shareholders	$7,194	$825	$5,049	$(9,799)	$3,269

Real estate at cost (a)	$2,652,732	$1,798,288	$—	$—	$4,451,020
Total assets (a)	$2,564,745	$1,588,160	$118,877	$—	$4,271,782
Cash paid for development and property improvement costs	$8,079	$4,696	$—	$—	$12,775

(a)
Total assets for the Investment Management segment include $537.4 million and $553.4 million related to Fund II’s City Point property as of March 31, 2025 and 2024, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The Amended and Restated 2020 Share Incentive Plan, as approved by the Board and the Company’s shareholders, increased the number of Common Shares authorized for issuance to 3,883,564 Common Shares. The plan allow the issuance of options, Restricted Shares, LTIP Units, and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. As of March 31, 2025 a total of 2,363,714 shares remained available to be issued under the Amended and Restated 2020 Plan.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested as of December 31, 2023	113,909	$14.41	1,798,659	$16.03
Granted	49,756	17.06	766,508	16.19
Vested	(55,947)	17.20	(448,598)	18.77
Forfeited	(1,537)	17.24	(62,502)	26.47
Unvested as of December 31, 2024	106,181	14.41	2,054,067	15.17
Granted	23,130	24.75	595,212	22.33
Vested	(16,199)	17.51	(597,087)	15.61
Unvested as of March 31, 2025	113,112	$15.83	2,052,192	$17.12

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2025 and the year ended December 31, 2024 were $22.42 and $16.24, respectively. As of March 31, 2025, there was $29.2 million of total unrecognized

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Shares that vested during the three months ended March 31, 2025 and the year ended December 31, 2024, was $0.3 million and $1.0 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the three months ended March 31, 2025 and the year ended December 31, 2024, was $9.1 million and $8.4 million, respectively.

Restricted Shares and LTIP Units - Employees

During the three months ended March 31, 2025, the Company issued 595,212 LTIP Units and 23,130 restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

For valuation of the 2025 and 2024 Performance Shares, a Monte Carlo simulation was used to estimate the fair values of the relative TSR portion based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (29.0% and 43.0%) and risk-free interest rates of (4.4% and 4.8%) for 2025 and 2024, respectively. The total fair value of the 2025 and 2024 Performance Shares will be expensed on a graded vesting basis over the vesting period of the award.

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $14.5 million for the three months ended March 31, 2025 and $12.2 million for the year ended December 31, 2024. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $2.4 million and $2.1 million for the three months ended March 31, 2025, and 2024, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the three months ended March 31, 2025, there were no LTIP Units or Restricted Share Units issued to Trustees of the Company. The Restricted Share Units do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $0.4 million for each of the three months ended March 31, 2025 and 2024, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

Long-Term Investment Alignment Program

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 24.4% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value as of each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of March 31, 2025 or December 31, 2024.

For the three months ended March 31, 2025 and 2024, the Company did not recognize any compensation expense under the Program related to Funds III and V.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Plans

On a combined basis, the Company incurred a total of $0.2 million of compensation expense related to the following employee benefit plans for each of the three months ended March 31, 2025 and 2024, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 2,240 and 3,322 Common Shares were purchased by employees under the Purchase Plan for the three months ended March 31, 2025 and 2024, respectively, and 159,501 shares remained available to be issued under the Purchase Plan.

Deferred Share Plan

The Company maintains a Trustee Deferral and Distribution Election program, under which the participating Trustees earn deferred compensation.

Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $23,500, for the year ending December 31, 2025.

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

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of Restricted Share Units issued under the Company’s Amended and Restated 2020 Plan (Note 13) and the shares to be issued by us upon settlement of any outstanding forward sale agreements for the period such dilutive security is outstanding (Note 10). The shares issuable upon settlement of any outstanding forward sale agreements are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of Common Shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of Common Shares that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of Common Shares that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement). The effect of such shares is excluded from the calculation of earnings per share when anti-dilutive as indicated in the table below.

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

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Numerator:
Net income attributable to Acadia shareholders	$1,608	$3,269
Less: net income attributable to participating securities	(339)	(288)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$1,269	$2,981

Denominator:
Weighted average shares for basic earnings per share	121,328,731	102,127,715
Effect of dilutive securities:
Series A Preferred OP Units	—	—
Employee unvested restricted shares	—	—
Assumed settlement of forward sales agreements (Note 10)	—	—
Denominator for diluted earnings per share	121,328,731	102,127,715

Basic earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.01	$0.03
Diluted earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.01	$0.03

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067

Series C Preferred OP Units	66,519	126,384
Series C Preferred OP Units - Common share equivalent	230,967	438,831
Restricted shares	88,266	103,065

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

The Company consolidates certain VIEs for which the Company is the primary beneficiary. As of March 31, 2025, the Company has identified nine consolidated VIEs, including the Operating Partnership and the Funds. Excluding the Operating Partnership and the Funds, the VIEs consisted of four in-service Core properties: the Williamsburg Portfolio, 239 Greenwich Avenue, 8833 Beverly Boulevard, and the Renaissance Portfolio. The Operating Partnership is considered a VIE in which the Company is the primary beneficiary because the limited partners do not have substantive kick-out or participating rights. The Company consolidates these VIEs because it is the primary beneficiary in which the Company has (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb the entity’s losses or receive benefits from the entity that could potentially be significant to the entity. The third parties’ interests in these consolidated entities are reflected as noncontrolling interests and redeemable noncontrolling interests in the accompanying condensed consolidated financial statements and in Note 10.

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

Since the Company conducts its business through and substantially all of its interests are held by the Operating Partnership, substantially all of the assets and liabilities on the Condensed Consolidated Balance Sheets represent the assets and liabilities of the Operating Partnership. As of March 31, 2025 and December 31, 2024, the Condensed Consolidated Balance Sheets include the following assets and liabilities of the consolidated VIEs of the Operating Partnership:

(in thousands)	March 31, 2025	December 31, 2024
VIE ASSETS
Operating real estate, net	$1,855,850	$1,640,071
Real estate under development	32,348	31,514
Investments in and advances to unconsolidated affiliates	70,315	74,361
Other assets, net	92,194	79,381
Right-of-use assets - operating leases, net	1,865	1,978
Cash and cash equivalents	28,448	15,934
Restricted cash	13,272	11,013
Rents receivable, net	27,473	27,317
Total VIE assets (a)	$2,121,765	$1,881,569

VIE LIABILITIES
Mortgage and other notes payable, net	$902,293	$799,734
Accounts payable and other liabilities	127,613	120,088
Lease liability - operating leases, net	1,961	2,077
Total VIE liabilities (a)	$1,031,867	$921,899
(a)
As of March 31, 2025 and December 31, 2024, includes total VIE assets of $692.7 million and $705.6 million, respectively, and total VIE liabilities of $234.1 million and $235.1 million, respectively, related to third-party mortgages that are collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and are collateral under the respective property mortgage loans and are therefore restricted and can only be used to settle the corresponding liabilities of the VIE. The remaining VIE assets may only be used to settle obligations of these consolidated VIEs and the remaining VIE liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the Operating Partnership or the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unconsolidated VIEs

The Company holds variable interests in certain VIEs which are not consolidated. While the Company may be responsible for managing the day-to-day operations of these investees, it is not the primary beneficiary of these VIEs, as the Company does not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s economic performance. The Company accounts for investments in these entities under the equity method (Note 4). As of March 31, 2025, the Company had two unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company’s involvement with these entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss in these entities is limited to: (i) the amount of the Company’s equity investment and (ii) debt guarantees (Note 9). The Company’s investment in the assets of these unconsolidated VIEs was $44.0 million and $44.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s aggregate investment in the liabilities of these unconsolidated VIEs was $39.1 million at March 31, 2025 and December 31, 2024.

16. Subsequent Events

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, which had a principal balance of $54.0 million as of March 31, 2025, to extend the maturity date from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid the accrued interest balance of $25.3 million. Additionally, the Company provided a mezzanine loan and additional advances under the preferred equity related to the same asset in the aggregate amount of $28.5 million, which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00%.

In April 2025, through its Core Portfolio, the Company acquired two retail properties in New York for an aggregate purchase price of approximately $107.5 million.

In April 2025, the Company entered into a contract to purchase two retail properties for an aggregate purchase price of $49.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Acadia Realty Trust (the “Trust”, collectively with its consolidated subsidiaries, the “Company”), a Maryland real estate investment trust (“REIT”), is a fully-integrated equity REIT focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States. All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2025 and December 31, 2024, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership.

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

As of March 31, 2025, we own or have an ownership interest in 213 properties held through our Core Portfolio and Investment Management platform. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through the Investment Management platform. These properties primarily consist of street and urban retail, and suburban shopping centers. The Investment Management platform consists of investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses.

A summary of our wholly-owned and partially-owned retail properties and their physical occupancies as of March 31, 2025 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment (1)	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	3	36	577,005	83.9%
New York Metro	1	37	341,887	93.0%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Dallas Metro	5	14	84,734	88.6%
Washington DC Metro	—	32	359,825	79.8%
Boston Metro	—	1	1,050	100.0%
Suburban	5	23	3,705,349	93.9%
Total Core Portfolio	16	145	5,093,607	91.6%
Acadia Share of Total Core Portfolio	16	145	4,834,815	91.7%

Investment Management:
Fund II	—	1	536,263	78.7%
Fund III	1	1	4,547	93.4%
Fund IV	1	22	526,372	88.4%
Fund V	—	22	7,474,861	94.1%
Other	—	4	624,521	97.6%
Total Investment Management	2	50	9,166,564	93.1%
Acadia Share of Total Investment Management	2	50	2,139,541	92.2%

Total Core and Investment Management	18	195	14,260,171	92.6%
Acadia Share of Total Core and Investment Management	18	195	6,974,356	91.8%
(1)
Includes five pre-stabilized properties in the Core Portfolio.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2025 AND SUBSEQUENT EVENTS

Investments

Acquisitions

On January 23, 2025, we acquired an additional 48% economic ownership interest, increasing our existing 20% interest to 68%, in the Renaissance Portfolio primarily located in Washington D.C. The 48% interest was acquired for a purchase price of $117.9 million, based upon a gross portfolio fair value of $245.7 million, which included existing mortgage loan indebtedness of $156.1 million in aggregate (Note 7). Prior to the acquisition, we accounted for our 20% interest under the equity method of accounting. We gained a controlling financial interest as a result of this acquisition, and determined we should consolidate our investment within our Core Portfolio effective January 23, 2025. As such, we measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Renaissance Portfolio, at fair value and recognized a $9.6 million loss on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the portfolio (Note 2).

Additionally, during the three months ended March 31, 2025, we acquired two Core Portfolio retail properties, 106 Spring Street and 73 Wooster Street, and one Investment Management shopping center, Pinewood Square, for $55.1 million, $25.5 million and $68.2 million, inclusive of transaction costs, respectively (Note 2).

In April 2025, we acquired two Core properties for approximately $107.5 million (Note 16).

Impairment

At March 31, 2025, we evaluated the expected hold period and intended use for 640 Broadway, a Fund III property, located in Manhattan, New York. Based on the shortened hold period as we market this asset for sale, we reduced the carrying value of the property that we anticipate selling to a third-party at its estimated fair value of $48.1 million. As a result, we recognized an impairment charge of $6.5 million, or $1.6 million at our proportionate share (Note 8).

Financing Activity

Core Portfolio

On January 23, 2025, we acquired an additional 48% economic ownership interest in the Renaissance Portfolio (Note 2). At acquisition, the properties were subject to existing mortgage indebtedness with an aggregate outstanding principal balance of $156.1 million, bore interest at the Secured Overnight Financing Rate (“SOFR”) + 2.55% and was scheduled to mature on November 6, 2026. The property mortgage loans were recorded at a fair value of approximately $156.1 million. On January 24, 2025, the venture modified the property mortgage loans to reduce the interest rate to SOFR + 1.55%. This reduction was achieved through a $50.0 million principal paydown, which was funded by the Company as a note receivable from the venture. The note bears interest at 9.11%, matures in November 2026, and has been eliminated in consolidation (Note 7).

During the three months ended March 31, 2025, we made scheduled principal payments totaling $0.5 million (Note 7).

Investment Management

During the three months ended March 31, 2025, we (Note 7):

•
extended two consolidated Investment Management property mortgage loans totaling $61.5 million; and
•
made scheduled principal payments totaling $1.2 million.

Structured Financing Investments

During the three months ended March 31, 2025, we extended the maturity date of one note receivable of $1.4 million from September 2024 to July 2025 (Note 3).

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, which had a principal balance of $54.0 million as of March 31, 2025, to extend the maturity date from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid the accrued interest balance of $25.3 million. Additionally, the Company provided a mezzanine loan and additional advances under the preferred equity related to the same asset in the aggregate amount of $28.5 million, which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00% (Note 16).

Issuance of Common Shares

We have an active at-the-market equity issuance program (“ATM Program”) that provides us with an efficient vehicle for raising public equity capital to fund our needs. In February 2025, we entered into our current $500.0 million ATM Program (the “2025 ATM Program”), which includes an optional “forward sale” component, and concurrently terminated our existing $400.0 million ATM Program.

During the three months ended March 31, 2025, we issued 2,445,106 forward shares under the 2025 ATM Program. All forward sales during the first quarter of 2025 remain outstanding as of March 31, 2025. All forward sales agreements require settlement within one-year of the various effective dates. The net forward sales price per share of the forward shares under the 2025 ATM program was $22.81.

In March 2025, we settled 11,172,699 shares outstanding under the ATM forward and received proceeds of $277.9 million. As of March 31, 2025, $443.7 million remains available for future share issuance under the 2025 ATM Program.

Economic and Other Considerations

Heightened levels of inflation, higher interest rates, and recent tariff policies present risks for our business and our tenants. During 2024, inflation levels began to decrease but remained elevated relative to the years preceding 2021. While the Federal Reserve made several cuts to interest rates in the second half of 2024 in response to these decreases in inflation levels, it continues to indicate that it will remain data-dependent in determining whether to hold its benchmark rate at current levels or continue to slowly ease interest rates through 2025. In recent years, the elevated level of inflation resulted in increased costs for certain goods and services and cost of borrowing. Most of our leases include contractual rent escalations and require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

The U.S. government's recently imposed tariffs, sanctions, and other restrictions on goods exported from or imported into the U.S. or countermeasures imposed in response to such governmental actions could negatively impact our tenants, reduce our tenant’s ability to sell products, or negatively impact tourism to areas where we have a concentration of properties, such as New York, Chicago, and Washington D.C. We do not yet know the impact of the recent government actions or the potential changes in global political conditions on our business due to uncertainties as the situation continues to evolve, and we continue to monitor its impact.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments: Core Portfolio (“Core”), Investment Management (“IM”) and Structured Financing (“SF”).

Comparison of Results for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The results of operations by reportable segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	March 31, 2025				March 31, 2024				Increase (Decrease)
	Core	IM	SF	Total	Core	IM	SF	Total	Core	IM	SF	Total
Rental revenue	$63.8	$38.9	$—	$102.6	$48.8	$37.3	$—	$86.0	$15.0	$1.6	$—	$16.6
Other revenue	0.7	1.1	—	1.8	4.8	0.6	—	5.3	(4.1)	0.5	—	(3.5)
Depreciation and amortization	(23.7)	(15.8)	—	(39.4)	(18.3)	(16.7)	—	(34.9)	(5.4)	0.9	—	(4.5)
Property operating expenses	(9.6)	(8.7)	—	(18.3)	(9.7)	(9.4)	—	(19.1)	0.1	0.7	—	0.8
Real estate taxes	(9.0)	(4.3)	—	(13.3)	(8.2)	(4.2)	—	(12.3)	(0.8)	(0.1)	—	(1.0)
General and administrative expenses	—	—	—	(11.6)	—	—	—	(9.8)	—	—	—	(1.8)
Impairment charges	—	(6.5)	—	(6.5)	—	—	—	—	—	(6.5)	—	(6.5)
Loss on disposition of property	—	—	—	—	—	(1.2)	—	(1.2)	—	1.2	—	1.2
Operating income (loss)	22.3	4.7	—	15.3	17.4	6.4	—	14.0	4.9	(1.7)	—	1.3
Interest income	—	—	6.1	6.1	—	—	5.2	5.2	—	—	0.9	0.9
Equity in earnings (losses) of unconsolidated affiliates	0.3	(2.0)	—	(1.7)	2.1	(2.4)	—	(0.3)	(1.8)	0.4	—	(1.4)
Interest expense	(9.4)	(13.9)	—	(23.2)	(10.0)	(13.7)	—	(23.7)	0.6	(0.2)	—	0.5
Loss on change in control	(9.6)	—	—	(9.6)	—	—	—	—	(9.6)	—	—	(9.6)
Realized and unrealized holding gains (losses) on investments and other	1.8	—	(0.2)	1.6	(1.9)	—	(0.2)	(2.1)	3.7	—	—	3.7
Income tax provision	—	—	—	(0.1)	—	—	—	—	—	—	—	(0.1)
Net income (loss)	5.4	(11.2)	5.9	(11.7)	7.6	(9.7)	5.0	(6.9)	(2.2)	(1.5)	0.9	(4.8)
Net loss (income) attributable to redeemable noncontrolling interests	—	1.7	—	1.7	—	2.6	—	2.6	—	(0.9)	—	(0.9)
Net loss (income) attributable to noncontrolling interests	0.2	11.4	—	11.6	(0.4)	7.9	—	7.6	0.6	3.5	—	4.0
Net income (loss) attributable to Acadia shareholders	$5.6	$1.8	$5.9	$1.6	$7.2	$0.8	$5.0	$3.3	$(1.6)	$1.0	$0.9	$(1.7)

Core Portfolio

The results of operations for our Core Portfolio segment are depicted in the table above under the headings labeled “Core.” Segment net income attributable to Acadia shareholders for our Core Portfolio decreased $1.6 million for the three months ended March 31, 2025 compared to the prior year period as a result of the changes further described below.

Rental revenue for our Core Portfolio increased $15.0 million for the three months ended March 31, 2025 compared to the prior year period primarily due to (i) $8.4 million received from Whole Foods that we recognized as rental and termination income at City Center in San Francisco, CA in 2025, (ii) $4.0 million from new property acquisitions, and (iii) $2.8 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025 (Note 2).

Other revenue for our Core Portfolio decreased $4.1 million for the three months ended March 31, 2025 compared to the prior year period primarily due to the recognition of a forfeited deposit in 2024.

Depreciation and amortization for our Core Portfolio increased $5.4 million for the three months ended March 31, 2025 compared to the prior year period primarily due to (i) $2.1 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio, (ii) $1.5 million from the acceleration of in-place lease intangible assets for bankrupt tenants in 2025 and (iii) $0.8 million from new property acquisitions (Note 2, Note 6).

Equity in earnings (losses) of unconsolidated affiliates for our Core Portfolio decreased $1.8 million for the three months ended March 31, 2025 due to tenants vacating subsequent to March 31, 2024.

Loss on change in control is due to the Company gaining a controlling financial interest as a result of the acquisition of the incremental 48% interest in the Renaissance Portfolio in 2025 (Note 2).

Realized and unrealized holding gains (losses) on investments and other increased $3.7 million for the three months ended March 31, 2025 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the investment in Albertsons (Note 8).

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

The results of operations for our Investment Management segment are depicted in the table above under the headings labeled “IM.” Segment net income attributable to Acadia shareholders for Investment Management increased $1.0 million for the three months ended March 31, 2025 compared to the prior year period as a result of the changes described below.

Rental revenue for Investment Management increased $1.6 million for the three months ended March 31, 2025 compared to the prior year period primarily due to tenant lease up subsequent to March 31, 2024.

Impairment charge of $6.5 million is due to the shortened hold period at 640 Broadway, a Fund III property (Note 8).

Loss on disposition of property in 2024 is due to a loss related to a previously disposed property. The Company did not dispose of any properties for the three months ended March 31, 2025.

Net loss (income) attributable to noncontrolling interests for Investment Management increased $3.5 million for the three months ended March 31, 2025 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $2.3 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.

Structured Financing

The results of operations for our Structured Financing segment are depicted in the table above under the headings labeled “SF.”

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” General and administrative expenses increased $1.8 million for the three months ended March 31, 2025 compared to the prior year period primarily due to higher compensation expenses in 2025.

NON-GAAP FINANCIAL MEASURES

Net Property Operating Income

The following discussion of net property operating income (“NOI”) and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. We believe NOI and rent spreads are not meaningful measures for our Investment Management investments as Investment Management invests primarily in properties that typically require significant leasing and development, and is primarily comprised of finite-life investment vehicles.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Consolidated operating income	$15,324	$14,008
Add back:
General and administrative	11,597	9,768
Depreciation and amortization	39,440	34,940
Impairment charges	6,450	—
Loss related to a previously disposed property	—	1,198

Less:
Above/below-market rent, straight-line rent and other accounts (a)	(2,704)	(4,608)
Termination income (b)	(8,366)	—
Consolidated NOI	61,741	55,306

Redeemable noncontrolling interest in consolidated NOI	(1,888)	(204)
Noncontrolling interest in consolidated NOI	(17,655)	(17,768)
Less: Operating Partnership's interest in Investment Management NOI included above	(6,747)	(5,341)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (c)	1,279	3,961
Core Portfolio NOI	$36,730	$35,954

a)
Includes other accounts such as straight-line rent reserves, fee income, CECL, and dividend income received on our investment in Albertsons (Note 8).
b)
Termination income related to an early lease termination at City Center.
c)
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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Core Portfolio NOI	$36,730	$35,954
Less properties excluded from Same-Property NOI	(2,889)	(3,451)
Same-Property NOI	$33,841	$32,503

Percent change from prior year period	4.1%

Components of Same-Property NOI:
Same-Property Revenues	$47,636	$46,445
Same-Property Operating Expenses	(13,795)	(13,942)
Same-Property NOI	$33,841	$32,503

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

	Three Months Ended March 31, 2025
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	16	16
GLA commencing	115,001	115,001
New base rent	$37.01	$38.71
Expiring base rent	$30.81	$28.18
Percent growth in base rent	20.1%	37.4%
Average cost per square foot (a)	$3.07	$3.07
Weighted average lease term (years)	6.3	6.3

(a) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance due to its widespread acceptance and use within the REIT investor and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its investments in Albertsons) in FFO. A reconciliation of net income (loss) attributable to Acadia shareholders to FFO follows (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024

Net income attributable to Acadia shareholders	$1,608	$3,269

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	31,607	27,087
Impairment charges (net of noncontrolling interests' share)	1,583	—
Net gain on disposition of properties (net of noncontrolling interests' share)	—	275
Loss on change in control	9,622	—
Income attributable to Common OP Unit holders	96	203
Distributions - Preferred OP Units	67	123
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$44,583	$30,957

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity and Cash Requirements

Generally, our principal uses of liquidity are (i) distributions to our shareholders and holders of our units of limited partnership interest (“OP units”), (ii) investments, which include the funding of our capital committed to our Investment Management platform and property acquisitions and development/re-tenanting activities within our Core Portfolio, (iii) distributions to our Investment Management investors, (iv) debt service and loan repayments and (v) share repurchases.

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2025, we paid dividends and distributions on our Common Shares and preferred units of limited partnership interest (“Preferred OP Units”) totaling $24.5 million.

Investments

On January 23, 2025, we acquired an additional 48% economic ownership interest, and increased our existing 20% interest to 68%, in the Renaissance Portfolio primarily located in Washington D.C. The 48% interest was acquired for a purchase price of $117.9 million, based upon a gross portfolio fair value of $245.7 million, which included existing mortgage loan indebtedness of $156.1 million in aggregate (Note 7). Prior to the acquisition, we accounted for our 20% interest under the equity method of accounting. We gained a controlling financial interest as a result of this acquisition, and determined we should consolidate our investment within our Core Portfolio effective January 23, 2025. As such, we measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Renaissance Portfolio, at fair value and recognized a $9.6 million loss on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the portfolio (Note 2).

Additionally, during the three months ended March 31, 2025, we acquired two Core Portfolio retail properties, 106 Spring Street and 73 Wooster Street, and one Investment Management shopping center, Pinewood Square, for $55.1 million, $25.5 million and $68.2 million, inclusive of transaction costs, respectively (Note 2).

Structured Financing Investments

During the three months ended March 31, 2025, we extended the maturity date of one note receivable of $1.4 million from September 2024 to July 2025 (Note 3).

Capital Commitments

During the three months ended March 31, 2025, we made capital contributions aggregating $2.0 million to our Funds.

As of March 31, 2025, our share of the remaining capital commitments to our Funds aggregated $14.3 million as follows:

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
•
$8.3 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

We do not have any additional capital commitments to our Investment Management portfolio.

Development Activities

During the three months ended March 31, 2025, capitalized costs associated with development activities totaled $11.4 million (Note 2). As of March 31, 2025, we had a total of 18 consolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2028 was $35.0 million to $147.0 million. Substantially all remaining development and redevelopment costs are discretionary, and could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, the imposition of tariffs and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt

A summary of our consolidated debt, which includes the full amount of Investment Management related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2025	2024

Total Debt - Fixed and Effectively Fixed Rate	$1,229,449	$1,142,592
Total Debt - Variable Rate	404,824	405,355
	1,634,273	1,547,947
Net unamortized debt issuance costs	(10,412)	(10,893)
Unamortized premium	1,922	212
Total Indebtedness	$1,625,783	$1,537,266

As of March 31, 2025, our consolidated indebtedness aggregated $1,634.3 million, excluding unamortized premium of $1.9 million and net unamortized loan costs of $10.4 million, and was collateralized by 51 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.75% with maturities that ranged from April 28, 2025 to April 15, 2035, without regard to available extension options. With respect to the debt maturing in 2025, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance such obligations on favorable terms or at all. Taking into consideration $939.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,229.4 million of the portfolio debt, or 75.2%, was fixed at a 5.10% weighted average interest rate and $404.8 million, or 24.8%, was floating at a 7.04% weighted average interest rate as of March 31, 2025. Our variable-rate debt includes $111.2 million of debt subject to interest rate caps.

Without regard to available extension options, as of March 31, 2025, we had $471.8 million of debt maturing in 2025 at a weighted-average interest rate of 6.71%; $4.1 million of scheduled principal amortization due in the remainder of 2025; and our share of scheduled remaining 2025 principal payments and maturities on our unconsolidated debt was $15.9 million. In addition, $499.4 million of our total consolidated debt and $15.8 million of our pro-rata share of unconsolidated debt will come due by March 31, 2026. With respect to the debt maturing in 2025 and 2026, we have options to extend consolidated debt aggregating $363.8 million and $155.4 million as of March 31, 2025 and there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, the imposition of tariffs and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of March 31, 2025 (Note 10). We did not repurchase any shares under this program during the three months ended March 31, 2025.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within Investment Management, (iv) future sales of existing properties, (v) repayments of structured financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries as of March 31, 2025 totaled $32.0 million. Our remaining sources of liquidity are described further below.

Issuances of Common Shares

We have an active ATM Program (Note 10) that provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an “as-we-go” basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and Investment Management acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM Program. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Investment Management acquisitions, and for general corporate purposes.

As of March 31, 2025, we had 2,445,106 forward shares outstanding under the 2025 ATM Program. The net forward sales price per share of the forward shares under the 2025 ATM program was $22.81 and would result in us receiving $55.8 million in net cash proceeds if we were to physically settle the shares. In March 2025, we settled 11,172,699 shares outstanding under the 2025 ATM forward and received proceeds of $277.9 million.

Investment Management Capital

During the three months ended March 31, 2025, Fund V called for capital contributions of $10.0 million, of which our aggregate share was $2.0 million. As of March 31, 2025, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were $0, $1.4 million, $18.5 million and $32.9 million, respectively.

Other Transactions

During the three months ended March 31, 2025 we recognized payments of $8.4 million as rental and termination income related to a lease at City Center in San Francisco (Note 11).

As of March 31, 2025, we held 0.8 million shares of Albertsons which had a fair value of $16.5 million (Note 8). In addition, during the three months ended March 31, 2025, we recognized dividend income of $0.1 million (Note 8).

Financing and Debt

As of March 31, 2025, we had $525.0 million of capacity under existing Core Portfolio debt facilities. In addition, as of that date within our Core Portfolio and Investment Management portfolio, we had 117 unleveraged consolidated properties with an aggregate carrying value of approximately $1.9 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2025 with the cash flow for the three months ended March 31, 2024 (in millions, totals may not add due to rounding):

	Three Months Ended March 31,
	2025	2024	Variance

Net cash provided by operating activities	$25.9	$26.0	$(0.1)
Net cash used in investing activities	(196.0)	(3.8)	(192.2)
Net cash provided by (used in) financing activities	186.7	(20.5)	207.2
Increase in cash and cash equivalents and restricted cash	$16.6	$1.6	$15.0

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from rental revenue, and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Our operating activities provided $0.1 million less cash for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities used $192.2 million more cash during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to (i) $180.5 million more cash used for the acquisition of real estate, (ii) $6.8 million more cash used for development, construction and property improvement costs, (iii) $5.2 million less cash received from the repayment of note receivable and (iv) 4.0 million less cash received from the sale of marketable securities.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities provided $207.2 million more cash during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily from (i) $163.7 million more cash provided by the sale of Common Shares and (ii) $76.9 million more cash from proceeds on mortgages. These increases were offset by (i) $29.6 million less cash provided by contributions from noncontrolling interests and (ii) $5.6 million more used to pay dividends.

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		March 31, 2025
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Eden Square(d)	20.8%	$4.9	6.68%	Jun 2025
Tri-City Plaza	18.1%	6.4	6.16%	Oct 2025
Frederick County Square	18.1%	4.5	6.85%	Jan 2026
650 Bald Hill Rd	20.8%	3.1	3.75%	Jun 2026
840 N. Michigan	94.4%	38.2	6.50%	Dec 2026
Wood Ridge Plaza	18.1%	6.5	7.20%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale FC	18.0%	6.9	6.87%	Nov 2027
Georgetown Portfolio	50.0%	6.9	4.72%	Dec 2027
LINQ Promenade(e)	15.0%	26.3	6.07%	Dec 2027
Shoppes at South Hills(b)	18.1%	5.8	5.95%	Mar 2028
Mohawk Commons	18.1%	7.2	5.80%	Mar 2028
The Walk at Highwoods Preserve(b)	20.0%	4.1	6.25%	Oct 2028
Crossroads Shopping Center(c)	49.0%	36.8	5.78%	Nov 2029
Gotham Plaza	49.0%	13.7	5.90%	Oct 2034
Total		$181.3

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect as of March 31, 2025, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.
(d)
The debt has one available three-month extension option.
(e)
The debt has one available 24-month extension option.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 in the Notes to Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2025

Our primary market risk exposure is to changes in interest rates related to our property mortgage loans and other debt. See Note 7 in the Notes to Condensed Consolidated Financial Statements, for certain quantitative details related to our property mortgage loans and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2025, we had total property mortgage loans and other notes payable of $1,634.3 million, excluding the unamortized premium of $1.9 million and net unamortized debt issuance costs of $10.4 million, of which $1,229.4 million, or 75.2% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $404.8 million, or 24.8%, was variable-rate based upon SOFR or Prime rates plus certain spreads. As of March 31, 2025, we were party to 28 interest rate swaps and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $939.3 million and $111.2 million of variable-rate debt, respectively. If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.

The following table sets forth information as of March 31, 2025 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$1.6	$—	$1.6	—%
2026	4.9	102.0	106.9	6.1%
2027	4.8	45.1	49.9	4.8%
2028	1.8	520.4	522.2	4.2%
2029	1.2	172.1	173.3	5.3%
Thereafter	1.3	1.6	2.9	5.1%
	$15.6	$841.2	$856.8

Investment Management Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$2.5	$471.8	$474.3	6.7%
2026	2.0	76.8	78.8	6.3%
2027	1.3	163.5	164.8	6.6%
2028	0.2	59.4	59.6	6.0%
2029	—	—	—	—%
Thereafter	—	—	—	—%
	$6.0	$771.5	$777.5

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$4.7	$11.2	$15.9	6.4%
2026	6.2	35.9	42.1	6.3%
2027	1.1	55.0	56.1	6.1%
2028	0.1	16.7	16.8	6.0%
2029	0.3	36.4	36.7	5.8%
Thereafter	—	13.7	13.7	5.9%
	$12.4	$168.9	$181.3

Without regard to available extension options, in the remainder of 2025, $475.9 million of our total consolidated debt and $15.9 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $185.7 million of our total consolidated debt and $42.1 million of our pro-rata share of unconsolidated debt will become due in 2025. As it relates to the aforementioned maturing debt in 2025 and 2026, we have options to extend consolidated debt aggregating $363.8 million and $155.4 million at March 31, 2025, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $7.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.9 million. Interest expense on our variable-rate debt of $404.8 million, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2025, would increase $4.0 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.2 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2025, the fair value of our total consolidated outstanding debt would decrease by approximately $12.5 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would increase by approximately $6.1 million.

As of March 31, 2025, and December 31, 2024, we had consolidated notes receivable of $125.7 million and $126.6 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of March 31, 2025, the fair value of our total outstanding notes receivable would decrease by approximately $0.6 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding notes receivable would increase by approximately $0.6 million.

Summarized Information as of December 31, 2024

As of December 31, 2024, we had total property mortgage loans and other notes payable of $1,547.9 million, excluding the unamortized premium of $0.2 million and unamortized debt issuance costs of $10.9 million, of which $1,142.6 million, or 73.8%, was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $405.4 million, or 26.2%, was variable-rate based upon SOFR rates plus certain spreads. As of December 31, 2024, we were party to 30 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $852.0 million and $111.2 million of SOFR-based variable-rate debt, respectively.

Interest expense on our variable-rate debt of $405.4 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2024, would have increased $4.1 million if corresponding rate indices increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2024, the fair value of our total outstanding debt would have decreased by approximately $9.8 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $9.8 million.

Changes in Market Risk Exposures from December 31, 2024 to March 31, 2025

Our interest rate risk exposure from December 31, 2024, to March 31, 2025, has decreased on an absolute basis, as the $405.4 million of variable-rate debt as of December 31, 2024 has decreased to $404.8 million as of March 31, 2025. Our interest rate exposure as a percentage of total debt has increased, as our variable-rate debt accounted for 26.2% of our consolidated debt as of December 31, 2024 compared to 24.8% as of March 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2025, at a reasonable level of assurance.

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

ITEM 1A. RISK FACTORS.

Except to the extent additional factual information disclosed elsewhere in this Report relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended March 31, 2025, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

Dated: April 30, 2025