Form 10-Q
period 2025-06-30
ACADIA REALTY TRUST
filed 2025-07-30
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 25, 2025, there were 131,013,079 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for the purposes of complying with those safe harbor provisions, in each case, to the extent applicable. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical conditions and instability and global trade disruptions, which may lead to a disruption of, or lack of access to, the capital markets and other sources of funding, disruptions and instability in the banking and financial services industries and rising inflation; (ii) our ability to successfully implement our business strategy and to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, including the impact of recently announced tariffs on our tenants and their customers, and their effect on our and our tenants’ revenues, earnings and funding sources; (iv) increases in our borrowing costs as a result of elevated inflation, changes in interest rates and other factors; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any public health crisis, which adversely affected the Company and its tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches, including increased cybersecurity risks relating to the use of remote technology; (xv) the loss of key executives; and (xvi) the accuracy of our methodologies and estimates regarding corporate responsibility metrics, goals and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our corporate responsibility efforts.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and other periodic or current reports the Company files with the Securities and Exchange Commission (the “SEC”), including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations with regard thereto or changes in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the Notes to the Condensed Consolidated Financial Statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS	(Unaudited)
Investments in real estate
Operating real estate, net	$3,962,806	$3,543,974
Real estate under development	153,196	129,619
Net investments in real estate	4,116,002	3,673,593
Notes receivable, net ($1,704 and $2,004 of allowance for credit losses as of June 30, 2025 and December 31, 2024, respectively)(a)	154,682	126,584
Investments in and advances to unconsolidated affiliates	172,418	209,232
Other assets, net	219,598	223,767
Right-of-use assets - operating leases, net	25,609	25,531
Cash and cash equivalents	42,780	16,806
Restricted cash	25,029	22,897
Marketable securities	10,908	14,771
Rents receivable, net	61,099	58,022
Assets of properties held for sale	47,444	—
Total assets (b)	$4,875,569	$4,371,203

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$1,007,588	$953,700
Unsecured notes payable, net	743,049	569,566
Unsecured line of credit	53,500	14,000
Accounts payable and other liabilities	270,985	232,726
Lease liabilities - operating leases	27,980	27,920
Dividends and distributions payable	27,748	24,505
Distributions in excess of income from, and investments in, unconsolidated affiliates	17,223	16,514
Liabilities of properties held for sale	163	—
Total liabilities (b)	2,148,236	1,838,931
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	21,174	30,583
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 131,010,546 and 119,657,594 shares as of June 30, 2025 and December 31, 2024, respectively	131	120
Additional paid-in capital	2,707,218	2,436,285
Accumulated other comprehensive income	19,982	38,650
Distributions in excess of accumulated earnings	(458,205)	(409,383)
Total Acadia shareholders’ equity	2,269,126	2,065,672
Noncontrolling interests	437,033	436,017
Total equity	2,706,159	2,501,689
Total liabilities, redeemable noncontrolling interests, and equity	$4,875,569	$4,371,203

(a)
Includes Notes receivable, net from related parties of $14.1 million and $14.8 million as of June 30, 2025 and December 31, 2024, respectively (Note 3).
(b)
Represents the consolidated assets and liabilities of Acadia Realty Limited Partnership (the “Operating Partnership”), which is a consolidated variable interest entity (“VIE”) (Note 15). The Condensed Consolidated Balance Sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,828.6 million and $1,640.1 million of Operating real estate, net; $33.2 million and $31.5 million of Real estate under development; $64.4 million and $74.4 million of Investments in and advances to unconsolidated affiliates; $88.6 million and $79.4 million of Other assets, net; $1.8 million and $2.0 million of Right-of-use assets - operating leases, net; $28.2 million and $15.9 million of Cash and cash equivalents; $13.8 million and $11.0 million of Restricted cash; $28.0 million and $27.3 million of Rents receivable, net; $904.5 million and $799.7 million of Mortgage and other notes payable, net; $130.0 million and $120.1 million of Accounts payable and other liabilities; $1.8 million and $2.1 million of Lease liability- operating leases as of June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Rental	$98,297	$85,626	$200,937	$171,663
Other	2,295	1,628	4,049	6,947
Total revenues	100,592	87,254	204,986	178,610
Expenses
Depreciation and amortization	39,269	34,281	78,709	69,221
General and administrative	11,532	10,179	23,129	19,947
Real estate taxes	13,317	9,981	26,620	22,327
Property operating	17,524	15,781	35,804	34,877
Impairment charges	18,190	—	24,640	—
Total expenses	99,832	70,222	188,902	146,372

Gain (loss) on disposition of properties	—	757	—	(441)
Operating income	760	17,789	16,084	31,797
Equity in (losses) earnings of unconsolidated affiliates	(4,191)	4,480	(5,904)	4,168
Interest income (a)	6,358	5,413	12,454	10,651
Realized and unrealized holding (losses) gains on investments and other	(54)	(2,364)	1,567	(4,415)
Interest expense	(23,604)	(23,581)	(46,851)	(47,290)
Loss on change in control	—	—	(9,622)	—
(Loss) income from continuing operations before income taxes	(20,731)	1,737	(32,272)	(5,089)
Income tax provision	(211)	(155)	(327)	(186)
Net (loss) income	(20,942)	1,582	(32,599)	(5,275)
Net loss attributable to redeemable noncontrolling interests	1,724	2,292	3,393	4,846
Net loss (income) attributable to noncontrolling interests	21,181	(2,431)	32,777	5,141
Net income attributable to Acadia shareholders	$1,963	$1,443	$3,571	$4,712

Basic income per share	$0.01	$0.01	$0.02	$0.04
Diluted income per share	$0.01	$0.01	$0.02	$0.04

Weighted average shares for basic income per share	130,981	103,592	126,182	102,860
Weighted average shares for diluted income per share	130,981	103,592	126,182	102,860
(a)
Includes interest income on Notes receivable, net from related parties, advances to unconsolidated affiliates, and loans to redeemable noncontrolling interest holders of $3.4 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, and $6.9 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively (Note 3, Note 10).

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net (loss) income	$(20,942)	$1,582	$(32,599)	$(5,275)
Other comprehensive (loss) income:
Unrealized (loss) gain on valuation of swap agreements	(4,715)	8,210	(15,000)	34,029
Reclassification of realized interest on swap agreements	(3,542)	(8,850)	(7,463)	(17,683)
Other comprehensive (loss) income	(8,257)	(640)	(22,463)	16,346
Comprehensive (loss) income	(29,199)	942	(55,062)	11,071
Comprehensive loss attributable to redeemable noncontrolling interests	1,724	2,292	3,393	4,846
Comprehensive loss (income) attributable to noncontrolling interests	22,356	(1,112)	36,572	3,974
Comprehensive (loss) income attributable to Acadia shareholders	$(5,119)	$2,122	$(15,097)	$19,891

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2025 and 2024

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of April 1, 2025	130,956	$131	$2,704,731	$27,064	$(433,966)	$2,297,960	$464,786	$2,762,746	$25,897
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	23	—	395	—	—	395	(395)	—	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(26,202)	(26,202)	(1,447)	(27,649)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(3,009)
Employee and trustee stock compensation, net	32	—	66	—	—	66	2,969	3,035	—
Noncontrolling interest distributions	—	—	—	—	—	—	(4,875)	(4,875)	—
Noncontrolling interest contributions	—	—	—	—	—	—	377	377	10
Comprehensive (loss) income	—	—	—	(7,082)	1,963	(5,119)	(22,356)	(27,475)	(1,724)
Reallocation of noncontrolling interests	—	—	2,026	—	—	2,026	(2,026)	—	—
Balance as of June 30, 2025	131,011	$131	$2,707,218	$19,982	$(458,205)	$2,269,126	$437,033	$2,706,159	$21,174

Balance as of April 1, 2024	103,156	$103	$2,078,295	$46,942	$(364,440)	$1,760,900	$465,169	$2,226,069	$45,462
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	400	—	6,427	—	—	6,427	(6,427)	—	—
Issuance of Common Shares, net	1,652	2	28,273	—	—	28,275	—	28,275	—
Dividends/distributions declared ($0.18 per Common Share/OP Unit)	—	—	—	—	(18,948)	(18,948)	(1,228)	(20,176)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(2,290)
Employee and trustee stock compensation, net	59	—	623	—	—	623	2,473	3,096	—
Capital call receivable	—	—	—	—	—	—	6,153	6,153	—
Noncontrolling interest distributions	—	—	—	—	—	—	(7,960)	(7,960)	(6)
Comprehensive income (loss)	—	—	—	679	1,443	2,122	1,112	3,234	(2,292)
Reallocation of noncontrolling interests	—	—	2,071	—	—	2,071	(2,071)	—	—
Balance as of June 30, 2024	105,267	$105	$2,115,689	$47,621	$(381,945)	$1,781,470	$457,221	$2,238,691	$40,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2025 and 2024

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2025	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583
Issuance of Common Shares, net	11,173	11	277,495	—	—	277,506	—	277,506	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	136	—	2,113	—	—	2,113	(2,113)	—	—
Dividends/distributions declared ($0.40 per Common Share/OP Unit)	—	—	—	—	(52,393)	(52,393)	(2,891)	(55,284)	—
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	29,573	29,573	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(6,026)
Employee and trustee stock compensation, net	44	—	204	—	—	204	5,446	5,650	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9,674)	(9,674)	—
Noncontrolling interest contributions	—	—	—	—	—	—	8,368	8,368	10
Comprehensive (loss) income	—	—	—	(18,668)	3,571	(15,097)	(36,572)	(51,669)	(3,393)
Reallocation of noncontrolling interests	—	—	(8,879)	—	—	(8,879)	8,879	—	—
Balance at June 30, 2025	131,011	$131	$2,707,218	$19,982	$(458,205)	$2,269,126	$437,033	$2,706,159	$21,174

Balance at January 1, 2024	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339
Issuance of Common Shares, net	8,639	9	142,114	—	—	142,123	—	142,123	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	1,195	1	19,340	—	—	19,341	(19,341)	—	—
Dividends/distributions declared ($0.36 per Common Share/OP Unit)	—	—	—	—	(37,516)	(37,516)	(2,681)	(40,197)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(4,613)
Employee and trustee stock compensation, net	71	—	824	—	—	824	6,523	7,347	—
Noncontrolling interest distributions	—	—	—	—	—	—	(13,425)	(13,425)	(6)
Noncontrolling interest contributions	—	—	—	—	—	—	43,709	43,709	—
Comprehensive income (loss)	—	—	—	15,179	4,712	19,891	(3,974)	15,917	(4,846)
Reallocation of noncontrolling interests	—	—	(110)	—	—	(110)	110	—	—
Balance at June 30, 2024	105,267	$105	$2,115,689	$47,621	$(381,945)	$1,781,470	$457,221	$2,238,691	$40,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,599)	$(5,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,709	69,221
Loss on disposition of properties and other investments	—	441
Net unrealized holding (gains) losses on investments	(1,543)	4,035
Stock compensation expense	5,650	7,347
Straight-line rents	(951)	(279)
Equity in losses (earnings) of unconsolidated affiliates	5,904	(4,168)
Distributions of operating income from unconsolidated affiliates	1,472	3,024
Amortization of financing costs	4,137	3,915
Non-cash lease expense	2,007	1,859
Loss on change in control	9,622	—
Impairment charges	24,640	—
Other, net	(5,250)	(2,107)
Changes in assets and liabilities:
Rents receivable	(3,969)	(4,619)
Other liabilities	(7,252)	(4,419)
Accounts payable and accrued expenses	(2,938)	(2,210)
Prepaid expenses and other assets	15,084	(6,808)
Lease liabilities - operating leases	(2,023)	(1,938)
Net cash provided by operating activities	90,700	58,019
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(344,647)	—
Proceeds from the disposition of properties and other investments, net	—	58,670
Investments in unconsolidated affiliates	(5,229)	(6,355)
Development, construction and property improvement costs	(47,528)	(37,412)
Refund for properties under purchase contract	11,125	—
Deposits for properties under purchase contract	—	(1,250)
Increase in cash and restricted cash upon change of control	6,777	—
Return of capital from unconsolidated affiliates	4,639	4,689
Payment of deferred leasing costs	(5,908)	(4,001)
Proceeds from sale of marketable securities	5,406	7,580
Proceeds from repayment of note receivable	807	6,000
Issuance of note receivable	(20,141)	(7,945)
Net cash (used in) provided by investing activities	(394,699)	19,976
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	837,700	96,384
Principal payments on unsecured debt	(623,200)	(293,825)
Proceeds from issuances of Common Shares	277,519	142,123
Capital contributions from noncontrolling interests	8,378	43,709
Principal payments on mortgage and other notes	(107,399)	(25,213)
Proceeds received from mortgage and other notes	3,321	49,226
Distributions to noncontrolling interests	(12,803)	(16,170)
Dividends paid to Common Shareholders	(48,926)	(35,733)
Payment of deferred financing and other costs	(2,863)	(8,647)
Payments of finance lease obligations	378	(89)
Net cash provided by (used in) financing activities	332,105	(48,235)
Increase in cash and cash equivalents and restricted cash	28,106	29,760
Cash and cash equivalents of $16,806 and $17,481 and restricted cash of $22,897 and $7,813, respectively, beginning of period	39,703	25,294
Cash and cash equivalents of $42,780 and $31,915 and restricted cash of $25,029 and $23,139, respectively, end of period	$67,809	$55,054

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $5,412 and $3,348 respectively (a)	$53,716	$62,126
Cash paid for income taxes, net of refunds	$330	$187

Supplemental disclosure of non-cash investing and financing activities
Dividends/Distributions declared and payable	$27,649	$20,092
Conversion of Common and Preferred OP Units to Common Shares	$2,113	$19,341
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$6,020	$4,724
Retained investment in an unconsolidated affiliate	$—	$2,432
Recognition of non-refundable deposit upon expiration of sale agreement	$—	$3,315

Increase (decrease) in assets and liabilities resulting from the consolidation of previously unconsolidated investment:
Operating real estate	$201,700	$—
Mortgage and other notes payable	156,117	—
Investments in and advances to unconsolidated affiliates	(28,516)	—
Rents receivable and other assets	654	—
Accounts payable and other liabilities	4,548	—
Noncontrolling interests	29,572	—

(a)
Cash paid during the period for interest only includes payments made on our mortgages and does not capture the effect of hedging instruments. The Company received net cash from interest rate swap settlements of $6.5 million and $15.2 million for the six months ended June 30, 2025 and 2024 , respectively.

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

All of the Company’s assets are held by, and its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. At June 30, 2025 and December 31, 2024, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share in the cash distributions and profits and losses of the Operating Partnership in proportion to its percentage interest.

The limited partners primarily consist of entities or individuals that contributed interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”), as well as employees who have been granted restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units generally have the right to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

As of June 30, 2025, the Company held ownership interests in 167 properties (including properties in various stages of development and redevelopment) within its core portfolio (“Core” or the “Core Portfolio”), which includes properties either wholly owned or partially owned through joint ventures by the Operating Partnership or subsidiaries, excluding properties owned through the Investment Management platform.

The Company also held ownership interests in 51 properties through its Investment Management platform (“Investment Management”), which facilitates investments in primarily opportunistic and value-add retail real estate alongside institutional partners. Active investments are held through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The Company consolidates the Funds as variable interest entities (“VIE”) as it is the primary beneficiary, having (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) the obligation to absorb the Funds’ losses, and (iii) the right to receive benefits from the Funds that could potentially be significant.

As part of the Investment Management platform, the Company also holds equity method investments in three unconsolidated co-investment vehicles, through partnerships with large institutional investors. The Company holds significant equity ownership, ranging from 5% to 20%, in each venture. These investments are individually negotiated and may result in varying economic terms.

The 218 Core Portfolio and Investment Management properties primarily consist of street and urban retail, and suburban shopping centers.

The Operating Partnership serves as the sole general partner or managing member of the Funds and earns fees or priority distributions for asset management, property management, construction, development, leasing, and legal services. Cash flows from the Funds are distributed pro-rata to partners and members (including the Operating Partnership) until each receives a cumulative preferred return (“Preferred Return”) and full return of capital. Thereafter, remaining cash flows are distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership). All intercompany transactions between the Funds and the Operating Partnership are eliminated in consolidation.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2025 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of June 30, 2025 (a)
Fund II	6/2004	61.67%	$559.4	$0.0	61.67%	8%	$172.9
Fund III	5/2007	24.54%	448.6	1.4	24.54%	6%	603.5
Fund IV	5/2012	23.12%	506.0	24.0	23.12%	6%	221.4
Fund V	8/2016	20.10%	478.8	41.2	20.10%	6%	162.8

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share.
(b)
Amount represents the current economic ownership as of June 30, 2025, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.

Basis of Presentation

The interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. Operating results for interim periods are not necessarily indicative of results for the full fiscal year. In the opinion of management, all adjustments necessary for a fair presentation of interim Condensed Consolidated Financial Statements have been included. These adjustments are of normal recurring nature.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the interim Condensed Consolidated Financial Statements and accompanying notes. The most significant assumptions and estimates include those related to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Actual results could differ from those estimates.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2024 audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Segments

We define our reportable segments based on the manner in which our chief operating decision maker makes key operating decisions, evaluates financial performance, allocates resources and manages our business. This approach aligns with our internal reporting structure and reflects the economic characteristics and nature of our operations. Accordingly, we have identified three reportable operating segments: Core Portfolio, Investment Management and Structured Financing. Refer to Note 12 for additional segment information.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On May 12, 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”), which clarifies that when a business that is a variable interest entity (VIE) is acquired primarily with equity interests, the determination of the accounting acquirer should follow ASC 805 rather than defaulting to the primary beneficiary under ASC 810. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company has elected not to early adopt and the requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the expected impact of the adoption of this ASU on the consolidated financial statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the Condensed Consolidated Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	June 30,	December 31,
	2025	2024
Buildings and improvements	$3,398,124	$3,174,250
Tenant improvements	326,565	304,645
Land	1,127,913	906,031
Construction in progress	29,477	23,704
Right-of-use assets - finance leases (Note 11)	61,366	61,366
Total	4,943,445	4,469,996
Less: Accumulated depreciation and amortization	(980,639)	(926,022)
Operating real estate, net	3,962,806	3,543,974
Real estate under development	153,196	129,619
Net investments in real estate	$4,116,002	$3,673,593

Acquisitions

During the six months ended June 30, 2025, the Company acquired the following retail properties and other retail investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price (a)
2025 Acquisitions
Core
106 Spring Street - New York, NY	100%	January 9, 2025	$55,137
73 Wooster Street - New York, NY	100%	January 9, 2025	25,459
Renaissance Portfolio - Washington, D.C. (b)	48%	January 23, 2025	245,700
95, 97, and 107 North 6th Street - Brooklyn, NY	100%	April 9, 2025	59,668
85 5th Avenue - New York, NY	100%	April 11, 2025	47,014
70 and 93 North 6th Street - Brooklyn, NY	100%	June 4, 2025	50,323
Subtotal Core			483,301

Investment Management
Pinewood Square - Lake Worth, FL	100%	March 19, 2025	68,207
Total 2025 Acquisitions			$551,508
(a)
Purchase price includes capitalized transaction costs of $2.1 million.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations

The purchase prices for the acquisitions (excluding any properties that were acquired in development) were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the six months ended June 30, 2025 (in thousands):

	Land	Buildings and improvements	Intangible assets	Intangible liabilities	Debt fair value adjustment	Total
106 Spring Street - New York, NY	$51,108	$5,460	$10,391	$(11,822)	$—	$55,137
73 Wooster St - New York, NY	15,876	6,775	2,848	(40)	—	25,459
Renaissance Portfolio - Washington, D.C.	103,962	127,368	20,016	(4,100)	(1,546)	245,700
Pinewood Square - Lake Worth, FL	17,208	46,208	12,668	(7,877)	—	68,207
95, 97, and 107 North 6th Street - Brooklyn, NY	17,342	36,493	6,167	(334)	—	59,668
85 5th Avenue - New York, NY	32,718	7,318	6,978	—	—	47,014
70 and 93 North 6th Street - Brooklyn, NY	17,058	30,834	5,833	(3,402)	—	50,323
2025 Total	$255,272	$260,456	$64,901	$(27,575)	$(1,546)	$551,508

The Company determines the fair value of the individual components of real estate asset acquisitions primarily through calculating the “as-if vacant” value of a building, using an income approach, which relies significantly upon internally determined assumptions. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the “as-if vacant” value for acquisition activity during the six months ended June 30, 2025 are as follows:

	2025
	Low	High
Exit Capitalization Rate	5.00%	7.25%
Discount Rate	6.25%	10.50%
Annual net rental rate per square foot on acquired buildings	$15.00	$850.00
Interest rate on assumed debt	6.35%	6.35%

The estimate of the portion of the “as-if vacant” value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

Properties Held for Sale

As of June 30, 2025, the Company classified one Investment Management property as held for sale. The related assets and liabilities totaled $47.4 million and $0.2 million, respectively. This classification reflects management’s commitment to a plan to sell the property and the expectation that the sale will be completed within one year. The assets and liabilities of the property held for sale are presented separately in the accompanying condensed consolidation balance sheets and are summarized as follows:

June 30,
2025
Assets
Building and improvements	$24,902
Tenant improvements	198
Land	24,086
Real estate, intangible assets	335
Less: Accumulated depreciation and amortization	(2,466)
Other	389
$47,444
Liabilities
Real estate, intangible liabilities	$163

The Company did not have any properties classified as held for sale as of December 31, 2024.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service and are undergoing substantial development or construction.

Development activity for these properties during the periods presented is summarized below (dollars in thousands):

	January 1, 2025		Six Months Ended June 30, 2025			June 30, 2025
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
Core (a)	4	$98,255	$2,166	$20,829	$1,066	4	120,184
Fund III	1	31,364	—	1,648	—	1	33,012
Total	5	$129,619	$2,166	$22,477	$1,066	5	$153,196
(a)
During the first quarter of 2025, the Company placed one property into development and one property into service within the Henderson Avenue portfolio.

The number of properties in the table above refers to full-property development projects; however, certain projects represent only a portion of a property. As of June 30, 2025, consolidated development projects included portions of the Henderson Avenue Portfolio (Core Portfolio) and Broad Hollow Commons (Investment Management Fund III).

Construction in progress refers to construction activity at operating properties that remain in service during the construction period.

3. Notes Receivable, Net

Interest income from notes and mortgages receivable is reported within the Company’s Structured Financing segment (Note 12). Interest receivable is included in Other assets, net (Note 5). The Company’s notes receivable, net, are generally collateralized by either the underlying real estate or the borrowers’ equity interests in the entities that own the properties. The balances were as follows (dollars in thousands):

	June 30,	December 31,	June 30, 2025
Description	2025	2024	Number	Maturity Date	Interest Rate
Notes receivable	$156,386	$128,588	7	Apr 2020 - Dec 2027	4.65% - 13.75%
Allowance for credit losses	(1,704)	(2,004)
Notes receivable, net	$154,682	$126,584	7

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, with a principal balance of $54.0 million as of March 31, 2025. The maturity date was extended from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid $25.3 million of accrued interest. The Company also provided a mezzanine loan and additional advances under the preferred equity related to the same asset in the aggregate amount of $28.5 million, which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00%. The borrower entity was determined to be a VIE in which the Company holds a variable interest, but is not the primary beneficiary. Accordingly the VIE is not consolidated (Note 15).

The following table presents the activity in the allowance for credit losses for the six months ended June 30, 2025 and year ended December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Allowance for credit losses as of beginning of periods	$2,004	$1,279
Provision of loan losses	(300)	725
Total credit allowance	$1,704	$2,004

As of June 30, 2025, the Company had six performing notes with a total amortized cost of $142.5 million, including accrued interest of $4.0 million. Each note was evaluated individually due to the lack of comparability across the Structured Financing portfolio.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

One note receivable, totaling $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized), was in default as of June 30, 2025 and December 31, 2024. The loan matured on April 1, 2020 and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable note documents and otherwise. The Company applied the collateral-dependent practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) as the note is expected to be settled through foreclosure or possession of the underlying collateral. Based on the estimated fair value of the collateral at the expected realization date, no allowance for credit losses was recorded.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	June 30,	December 31,
Portfolio	Property	June 30, 2025	2025	2024

Core:	Renaissance Portfolio (a)	68%	$—	$28,250
	Gotham Plaza	49%	30,384	30,561
	Georgetown Portfolio (b)	50%	3,831	4,214
	1238 Wisconsin Avenue (b, c)	80%	18,365	19,048
	840 N. Michigan Avenue (d, e)	94.35%	30,301	28,111
			82,881	110,184
Investment Management:
Fund IV: (i)	Fund IV Other Portfolio (j)	90%	3,531	5,291
	650 Bald Hill Road	90%	9,063	9,220
			12,594	14,511

Fund V: (i)	Family Center at Riverdale (d)	89.42%	755	1,832
	Tri-City Plaza	90%	6,252	6,914
	Frederick County Acquisitions (f)	90%	4,919	4,375
	Wood Ridge Plaza	90%	8,475	9,313
	La Frontera Village	90%	11,693	13,389
	Shoppes at South Hills	90%	9,193	10,139
	Mohawk Commons	90%	9,938	12,350
			51,225	58,312

Other:	Shops at Grand	5%	2,378	2,452
	Walk at Highwoods Preserve	20%	1,997	2,279
	LINQ Promenade	15%	16,208	16,508
			20,583	21,239

Various:	Due from Related Parties		1,419	446
	Other (g)		3,716	4,540
	Investments in and advances to unconsolidated affiliates		$172,418	$209,232

Core:	Crossroads (h)	49%	$17,223	$16,514
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$17,223	$16,514

(a)
On January 23, 2025, the Company acquired an additional 48% economic ownership interest, and increased its existing 20% interest to 68%, in the Renaissance Portfolio primarily located in Washington D.C. Prior to the acquisition, the Company accounted for its 20% interest under the equity method of accounting. Due to the Company gaining a controlling financial interest as a result of this acquisition, the Company concluded that the entity is a variable interest entity (“VIE”) and that it is the primary beneficiary, and it should consolidate its investment within its Core Portfolio effective January 23, 2025. Accordingly, the Company recognized a loss on change in control of $9.6 million (Note 2).
(b)
Represents a VIE for which the Company is not the primary beneficiary (Note 15).
(c)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of June 30, 2025 and December 31, 2024 the related party note receivable had a principal balance of $12.8 million, net of a $0.1 million allowance for each period. The loan is secured by the venture members’ equity interest in the entity that owns the 1238 Wisconsin development property, bears interest at Prime + 1.0% (subject to a 4.5% floor), and matures on December 28, 2027. The Company recognized interest income of $0.1 million for each of the three and six months ended June 30, 2025 and 2024, respectively, related to this note receivable.
(d)
Represents a tenancy-in-common interest.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(e)
In February 2025, the Company acquired an additional 2.5% interest in the 840 North Michigan Avenue venture increasing its ownership interest from 91.85% to 94.35%. The note receivable from the 840 North Michigan Avenue venture partners had a balance of $1.5 million and $2.3 million as of June 30, 2025 and December 31, 2024 respectively and matures in July 2025 (Note 3).
(f)
On September 25, 2024 the venture which Fund V holds a 90% interest in sold a 300,000 square foot property in Frederick County, Maryland commonly referred to as Frederick Crossing. Fund V maintains its 90% interest in the venture which retains its interest in the remaining property of the Frederick County Acquisitions portfolio, commonly referred to as Frederick County Square.
(g)
Includes cost-method investment in Fifth Wall. The Company recorded an impairment charge of $0.4 million for the six months ended June 30, 2025, which is included in Realized and unrealized holding gains (losses) on investments and other in the Company’s Condensed Consolidated Statements of Operations.
(h)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.
(i)
The Company owns 23.12% and 20.10% in Funds IV and V, respectively (Note 1). For the ventures within these funds, the ownership interest percentage represents the Fund’s ownership interest and not the Company’s proportionate share.
(j)
As of June 30, 2025, the investment balance relates to undistributed proceeds from the disposition of the Eden Square property. These proceeds were distributed to Fund IV in July 2025.

During the three months ended June 30, 2025, the Company, through Fund IV, sold its investment in Eden Square for $28.0 million and repaid the related $23.3 million property mortgage loan. The venture recognized a loss of $1.0 million, of which Fund IV’s proportionate share was $2.1 million due to additional fund-level selling costs and an outstanding basis difference attributable to Fund IV’s investment structure. The Company’s proportionate share of the loss was $0.3 million.

Fees earned from and paid to Unconsolidated Affiliates

The Company earned fees for property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $1.3 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, which are included in Other revenues in the Condensed Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to the Company’s unaffiliated joint venture partners of $0.8 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of June 30, 2025 (in thousands):

	June 30,	December 31,
	2025	2024
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$913,705	$1,016,229
Other assets	130,631	162,713
Total assets	$1,044,336	$1,178,942
Liabilities and partners’ equity:
Mortgage notes payable	$633,687	$815,045
Other liabilities	132,047	140,743
Partners’ equity	278,602	223,154
Total liabilities and partners’ equity	$1,044,336	$1,178,942

Company's share of accumulated equity	$135,654	$131,793
Basis differential	9,056	50,851
Deferred fees, net of portion related to the Company's interest	5,399	5,400
Amounts receivable/payable by the Company	1,419	446
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	151,528	188,490
Investments carried at cost	3,667	4,228
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	17,223	16,514
Investments in and advances to unconsolidated affiliates	$172,418	$209,232

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Combined and Condensed Statements of Operations
Total revenues	$29,016	$28,180	$61,142	$56,184
Operating and other expenses	(10,981)	(10,149)	(23,230)	(20,135)
Interest expense	(10,713)	(10,205)	(22,163)	(20,619)
Depreciation and amortization	(13,622)	(10,129)	(26,474)	(21,795)
Gain on extinguishment of debt (a)	951	853	1,922	2,011
Impairment of Investment	—	(288)	—	(288)
(Loss) gain on disposition of properties (b)	(1,030)	8,519	(1,030)	8,519
Net (loss) income attributable to unconsolidated affiliates	$(6,379)	$6,781	$(9,833)	$3,877

Company’s share of equity in net (losses) earnings of unconsolidated affiliates	$(4,093)	$4,724	$(5,708)	$4,656
Basis differential amortization	(98)	(244)	(196)	(488)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(4,191)	$4,480	$(5,904)	$4,168
(a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the three and six months ended June 30, 2025 and 2024.
(b)
Includes the loss on the sale of Eden Square for the three and six months ended June 30, 2025. Includes the gain on the sale of Paramus Plaza for the three and six months ended June 30, 2024.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	June 30,	December 31,
(in thousands)	2025	2024
Other Assets, Net:
Lease intangibles, net (Note 6)	$131,572	$86,853
Derivative financial instruments (Note 8)	12,605	31,145
Deferred charges, net (A)	40,915	39,189
Accrued interest receivable (Note 3)	9,048	32,154
Prepaid expenses	14,364	15,448
Due from seller	2,010	2,343
Income taxes receivable	1,280	1,475
Deposits	1,149	12,074
Corporate assets, net	500	563
Other receivables	6,155	2,523
	$219,598	$223,767

(A) Deferred Charges, Net:
Deferred leasing and other costs (a)	$88,216	$82,770
Deferred financing costs related to line of credit	13,889	13,889
	102,105	96,659
Accumulated amortization	(61,190)	(57,470)
Deferred charges, net	$40,915	$39,189

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$98,976	$77,534
Accounts payable and accrued expenses	81,903	68,354
Deferred income	30,370	39,351
Tenant security deposits, escrow and other	25,149	14,515
Lease liability - finance leases, net (Note 11)	31,751	31,374
Derivative financial instruments (Note 8)	2,836	1,598
	$270,985	$232,726

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Condensed Consolidated Balance Sheets and summarized as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$396,856	$(273,567)	123,289	$336,660	$(255,899)	$80,761
Above-market rent	29,850	(21,567)	8,283	26,432	(20,340)	6,092
	$426,706	$(295,134)	$131,572	$363,092	$(276,239)	$86,853

Amortizable Intangible Liabilities
Below-market rent	$(223,168)	$124,391	$(98,777)	$(196,239)	$118,933	$(77,306)
Above-market ground lease	(671)	472	(199)	(671)	443	(228)
	$(223,839)	$124,863	$(98,976)	$(196,910)	$119,376	$(77,534)

During the six months ended June 30, 2025, the Company:

•
acquired in-place lease intangibles of $61.5 million, above-market rent of $3.4 million, and below-market rent of $27.6 million with weighted-average useful lives of 6.4, 4.7, and 12.0 years, respectively (Note 2);
•
recorded accelerated amortization related to in-place lease intangible assets of $1.3 million related to early tenant lease terminations, of which the Company’s share was $1.2 million.

Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations. Amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, in the Condensed Consolidated Statements of Operations. Amortization of above-market ground leases is recorded as a reduction to rent expense on the Consolidated Statements of Operations.

The following table summarizes the scheduled amortization of acquired lease intangible assets and assumed liabilities as of June 30, 2025 (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2025 (Remainder)	$3,926	$(16,826)	$29
2026	7,624	(28,245)	58
2027	7,181	(21,379)	58
2028	7,416	(15,360)	54
2029	7,334	(10,682)	—
Thereafter	57,013	(30,797)	—
Total	$90,494	$(123,289)	$199

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	June 30,	December 31,
	June 30, 2025	June 30, 2025	2025	2024
Mortgages Payable
Core	3.99% - 6.05%	Nov 2026 - Apr 2035	$231,301	$180,212
Fund II (a)	SOFR+2.61%	Aug 2025	137,485	137,485
Fund III	SOFR+3.75%	Oct 2025	33,000	33,000
Fund IV (b)	SOFR+2.15% - SOFR+3.33%	Oct 2025 - Jun 2028	109,456	109,471
Fund V	SOFR+2.00% - SOFR+3.10%	Sep 2025 - Jun 2028	499,730	498,779
Net unamortized debt issuance costs			(4,762)	(5,459)
Unamortized premium			1,378	212
Total Mortgages Payable			$1,007,588	$953,700

Unsecured Notes Payable
Core Term Loans (c)	SOFR+1.20% - SOFR+1.75%	Apr 2028 - May 2030	$650,000	$475,000
Core Senior Notes	5.86% - 5.94%	Aug 2027 - Aug 2029	100,000	100,000
Net unamortized debt issuance costs			(6,951)	(5,434)
Total Unsecured Notes Payable			$743,049	$569,566

Unsecured Line of Credit
Revolving Credit (c)	SOFR+1.25%	Apr 2028	$53,500	$14,000

Total Debt (d)(e)			$1,814,472	$1,547,947
Net unamortized debt issuance costs			(11,713)	(10,893)
Unamortized premium			1,378	212
Total Indebtedness			$1,804,137	$1,537,266

(a)
The Company has a total borrowing capacity of $198.0 million on the Fund II property mortgage loan as of both June 30, 2025 and December 31, 2024.
(b)
Includes the outstanding balance on the Fund IV secured bridge facility of $36.2 million as of both June 30, 2025 and December 31, 2024.
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans as of June 30, 2025 and December 31, 2024 (Note 8).
(d)
As of June 30, 2025 and December 31, 2024, the Company had $1,072.8 million and $852.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.98% to 4.50%.
(e)
Includes $111.2 million at each June 30, 2025 and December 31, 2024, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rates ranged from 5.00% to 6.00%.

Mortgages Payable

A portion of the Company’s variable-rate property mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

At June 30, 2025 and December 31, 2024, the Company’s property mortgage loans were collateralized by 50 and 31 properties, respectively, as well as the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was in compliance with its debt covenants as of June 30, 2025.

Core Portfolio

On January 23, 2025, the Company acquired an additional 48% economic ownership interest in the Renaissance Portfolio (Note 2). The properties were subject to existing mortgage indebtedness. At acquisition the property mortgage loans had an aggregate outstanding principal balance of $156.1 million, bore interest at the Secured Overnight Financing Rate (“SOFR”) + 2.65% and was scheduled to mature on November 6, 2026. The property mortgage loans were recorded at a fair value of approximately $156.1 million. On January 24, 2025, the venture modified the property mortgage loan to reduce the interest rate to SOFR + 1.55%. This reduction was achieved through a $50.0 million principal paydown, which was funded by the Company as a note receivable from the venture. The note bears interest at 9.11%, matures in November 2026, and has been eliminated in consolidation.

During the six months ended June 30, 2025, the Company repaid a $50.0 million property mortgage loan and made scheduled principal payments totaling $0.9 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investment Management

During the six months ended June 30, 2025, the Company, through Investment Management extended the Fund IV secured bridge facility to mature in March 2026 and made scheduled principal payments totaling $2.4 million. The Fund IV secured bridge facility had an outstanding balance and total available credit on its secured bridge facility of $36.2 million and $0.0 million, respectively, at both June 30, 2025 and December 31, 2024. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).

Unsecured Notes Payable and Unsecured Line of Credit

Credit Facility

In the second quarter of 2025, the Operating Partnership and the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”) to amend the existing senior unsecured credit facility (the “Credit Facility”), which includes a $525.0 million unsecured revolving credit facility (the “Revolver”) maturing on April 15, 2028, with two six-month extension options, and a $400.0 million unsecured term loan (the “Term Loan”) also maturing on April 15, 2028, with two six-month extension options. The Amendment established a new five-year $250.0 million incremental delayed draw term loan (the “$250.0 Million Term Loan”), of which $175.0 million was drawn at closing. The Amendment also increased the accordion feature limit to $1.5 billion and reduced the borrowing rate on the entire $925.0 million Credit Facility by 10 basis points. The $250.0 Million Term Loan bears interest at a floating rate based on SOFR with margins based on leverage or credit rating and matures on May 29, 2030. At June 30, 2025, the $250.0 Million Term Loan bears interest at SOFR + 1.20%.

At June 30, 2025, the Term Loan had an outstanding balance of $400.0 million bears interest at SOFR + 1.40%. Additionally, $75.0 million remains available under the $250.0 Million Term Loan.

Other Unsecured Term Loans

Excluding the Term Loan and the $250.0 Million Term Loan described above, which are part of the Credit Facility, the Operating Partnership also has a $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A., as administrative agent. The $75.0 Million Term Loan is not part of the Credit Facility, bears interest at a floating rate based on SOFR with margins based on leverage or credit rating, matures on July 29, 2029, and is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9). At June 30, 2025, the $75.0 Million Term Loan bears interest at SOFR + 1.75%.

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

Revolver

At June 30, 2025, the Revolver, which is part of the Credit Facility discussed above, bears interest at SOFR + 1.25% and matures on April 15, 2028, subject to two six-month extension options. The outstanding balance and total available credit of the Revolver were $53.5 million and $471.5 million, respectively, as of June 30, 2025, reflecting no letters of credit outstanding. The outstanding balance and total available credit of the Revolver were $14.0 million and $511.0 million, respectively, as of December 31, 2024, reflecting no letters of credit outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scheduled Debt Principal Payments

The following table summarizes the scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of June 30, 2025 (in thousands):

Year Ending December 31,	Principal Repayments
2025 (Remainder)	$288,466
2026	346,940
2027	217,373
2028	610,485
2029	173,292
Thereafter	177,916
1,814,472
Unamortized premium	1,378
Net unamortized debt issuance costs	(11,713)
Total indebtedness	$1,804,137

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of June 30, 2025. The Company has the option to extend the following debt maturities by up to twelve months, and for some an additional twelve months thereafter, including $238.0 million contractually due in the remainder of 2025, $205.3 million in 2026, $194.0 million due in 2027 and $511.0 million in 2028. Execution of these extension options is subject to customary conditions, and there can be no assurance that the Company will meet such conditions or elect to exercise the options.

8. Financial Instruments and Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring and nonrecurring basis in accordance with ASC Topic: 820, Fair Value Measurement. The following disclosure summarizes the valuation methodologies and classification within the fair value hierarchy for these instruments.

Items Measured at Fair Value on a Recurring Basis

The Company’s recurring fair value measurements include marketable equity securities and derivative financial instruments. The valuation techniques and classifications are as follows:

Marketable Equity Securities — The Company holds an investment in Albertsons common stock, which is traded on an active exchange and is classified as a Level 1 asset. This investment is included in Marketable securities on the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively.

Derivative Financial Instruments — The Company utilizes interest rate swaps and caps to manage interest rate risk on variable-rate debt. These derivatives are over-the-counter instruments valued using observable market inputs, such as interest rate curves, and are classified as Level 2. Derivative assets are included in Other assets, net, and derivative liabilities are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. See “Derivative Financial Instruments,” below.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable equity securities	$10,908	$—	$—	$14,771	$—	$—
Derivative financial instruments	—	12,605	—	—	31,145	—
Liabilities
Derivative financial instruments	—	(2,836)	—	—	(1,598)	—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value hierarchy classification is based on the lowest level input that is significant to the valuation. Assessing the significance of a particular input requires judgment and takes into account factors specific to the asset or liability being measured.

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2025, and 2024.

Marketable Equity Securities

During the six months ended June 30, 2025, the Company sold 0.2 million shares of Albertsons, generating net proceeds of $5.4 million. As of June 30, 2025, the Company held 0.5 million shares of Albertsons with a fair value of $10.9 million.

Dividend income from marketable securities totaled $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in Realized and unrealized holding gains (losses) on investments and other on the Company’s Condensed Consolidated Statements of Operations.

The following table represents the realized and unrealized gains (losses) on marketable securities included in Realized and unrealized holding gains (losses) on investments and other on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gain on marketable securities, net	$5,406	$3,586	$5,406	$7,580
Less: previously recognized unrealized gains on marketable securities sold during the period	(5,406)	(3,586)	(5,406)	(7,580)
Unrealized (losses) gains on marketable securities still held as of the end of the period and through the disposition date on marketable securities sold during the period	(225)	(2,020)	1,543	(4,035)
Realized and unrealized (losses) gains on marketable securities, net	$(225)	$(2,020)	$1,543	$(4,035)

Items Measured at Fair Value on a Nonrecurring Basis

Refer to Note 2 for fair value adjustments related to the acquisition of an additional 48% economic ownership interest in the Renaissance Portfolio.

Impairment Charges

Impairment charges for the six months ended June 30, 2025 are as follows (in thousands):

				Impairment Charge (a)
Property Location	Owner	Triggering Event	Effective Date	Total	Acadia's Share
New York, NY	Fund III	Reduced holding period	June 30, 2025	$7,240	$1,777
New York, NY	Fund IV	Reduced holding period	June 30, 2025	17,400	3,991
Total 2025 Impairment Charges (b)				$24,640	$5,768
(a)
The fair value of the Fund III property, which was classified as held for sale, was based on the purchase and sale agreement, excluding selling costs. The fair value of the Fund IV property was estimated using a discounted cash flow model with a discount rate of 9.25% and a capitalization rate of 8.25%, resulting in a Level 3 fair value of $28.6 million as of the June 30, 2025 measurement date.
(b)
An additional $0.4 million impairment related to the Company’s investment in Fifth Wall (Note 4) is included in Realized and unrealized holding gains (losses) on investments and other, in the Company’s Condensed Consolidated Statement of Operations.

Redeemable Noncontrolling Interests

The Company has redeemable noncontrolling interests related to certain properties. The Company periodically evaluates redeemable noncontrolling interests to determine whether the maximum redemption value exceeds the carrying value. As of June 30, 2025, no adjustment was required. Refer to Note 10 for further discussion regarding these interests.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (information is as of June 30, 2025, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	June 30, 2025	December 31, 2024
Core
Interest Rate Swaps	$581,000	May 2022—Apr 2025	Apr 2026—Jul 2030	1.98%	—	3.35%	Other Assets	$12,237	$28,173
Interest Rate Swaps	252,000	Dec 2022—Jun 2025	Nov 2026—Apr 2030	3.41%	—	4.50%	Accounts payable and other liabilities	(1,997)	(1,316)
	$833,000							$10,240	$26,857

Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$273	$1,615

Fund III
Interest Rate Cap	$33,000	Sep 2023	Oct 2025	5.50%	—	5.50%	Other Assets	$—	$1

Fund IV
Interest Rate Cap	$54,500	Dec 2023	Dec 2025	6.00%	—	6.00%	Other Assets	$—	$2

Fund V
Interest Rate Swaps	$65,885	Jan 2023—May 2023	May 2026—Dec 2027	3.36%	—	3.47%	Other Assets	$95	$1,352
Interest Rate Swaps	151,466	Mar 2024—Jun 2025	Mar 2026—Feb 2028	3.43%	—	4.49%	Accounts payable and other liabilities	(839)	(282)
Interest Rate Cap	32,200	Aug 2023	Sep 2025	5.00%	—	5.00%	Other Assets	—	2
	$249,551							$(744)	$1,072

Total asset derivatives								$12,605	$31,145
Total liability derivatives								$(2,836)	$(1,598)

All of the Company’s derivative instruments are designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). As of June 30, 2025, it is estimated that approximately $10.9 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of June 30, 2025 and December 31, 2024, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the six months ended June 30, 2025, the Company terminated three forward-starting interest rate swaps with an aggregate notional value of $100.0 million. The associated loss remains in Accumulated other comprehensive income and will be reclassified from Accumulated other comprehensive income into earnings as interest expense over the period during which the hedged forecasted transaction affects earnings.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Risk-Related Contingent Features

The Company’s agreements with its swap counterparties include provisions that could require immediate settlement of outstanding swap obligations in the event of a default. Specifically, if the Company defaults on certain unsecured debt obligations, such default may trigger a cross-default under the swap agreements, allowing the counterparties to declare an event of default and accelerate payment obligations under the swaps.

Other Financial Instruments

The Company’s other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2025		December 31, 2024
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$154,682	$156,695	$126,584	$127,485
City Point Loan (a)	3	66,741	67,722	66,741	68,204
Mortgage and Other Notes Payable (a)	3	1,010,972	1,005,986	958,947	954,276
Investment in non-traded equity securities (b)	3	3,512	3,512	4,073	4,073
Unsecured notes payable and Unsecured line of credit (c)	2	803,500	807,503	589,000	589,018

(a)
The Company estimates the fair value of financial instruments using a discounted cash flow model. This model incorporates assumptions such as current market rates and, where applicable, the credit quality of the borrower or tenant. In addition, the Company evaluates the value of the underlying collateral, considering factors such as collateral quality, borrower creditworthiness, time to maturity, and prevailing market conditions. These fair value estimates exclude unamortized discounts and deferred loan costs. As of the reporting date, the estimated market interest rates used in the valuation ranged from 3.93% to 13.11% for the Company’s notes receivable and City Point Loan, and from 5.27% to 7.70% for the Company’s property mortgage loans and other notes payable, depending on the specific characteristics of each loan.
(b)
Includes the Operating Partnership’s cost-method investment in Fifth Wall (Note 4).
(c)
The Company estimates the fair value of its unsecured notes payable and unsecured line of credit using quoted market prices in active or brokered markets, when available. In instances where observable market prices are not available due to limited or no trading activity, the Company estimates fair value using a discounted cash flow model. This model incorporates a rate that reflects the average yield of comparable instruments issued by market participants with similar credit risk profiles.

As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable, and certain financial instruments classified as Level 1 within other assets and other liabilities approximated their fair values. This approximation is due to the short-term nature and high liquidity of these instruments.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $72.5 million of principal payment guarantees on various property mortgage loans and the Fund IV secured bridge facility (Note 7). As of June 30, 2025 and December 31, 2024, no amounts related to the guarantees were recorded as liabilities in the Company’s Condensed Consolidated Financial Statements. As of June 30, 2025 and December 31, 2024, the Company had no Core or Investment Management letters of credit outstanding.

Additionally, in connection with the refinancing of the La Frontera Village (Note 4) property mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V acted as guarantor under the non-recourse carveout guaranty. At June 30, 2025 and December 31, 2024, $0.1 million and $0.2 million related to the guarantee was recorded as a liability in the Company’s Condensed Consolidated Balance Sheets, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Construction and Tenant Improvement Commitments

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $83.6 million and $97.4 million, of which the Company’s share is $82.3 million and $95.2 million as of June 30, 2025 and December 31, 2024, respectively.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $45.7 million and $41.4 million, as of June 30, 2025 and December 31, 2024, respectively. The Company’s share of these obligations is approximately $38.9 million and $32.3 million, respectively. The timing and amounts of these payments are uncertain and are subject to the satisfaction of certain performance conditions.

Forfeiture of Deposits

The Company entered into a purchase and sale agreement (together with subsequent amendments thereto) to sell its West Shore Expressway property in the Core Portfolio. At the request of the former potential buyer, the Company extended the closing date numerous times in exchange for additional non-refundable deposits and contributions towards the carrying costs of the property. The agreement terminated and expired by its terms in August 2023, and the deposit was forfeited to an affiliate of the Company, when, among other things, the former potential buyer failed to close on the property pursuant to the terms of the agreement. During the third quarter of 2023, the former potential buyer filed for Chapter 11 bankruptcy, which bankruptcy was dismissed during the fourth quarter of 2023, and as of March 31, 2024 is no longer subject to appeal. The Company recorded income of $3.5 million in Other revenues on the Consolidated Statements of Operations for the six months ended June 30, 2024, related to the forfeiture of the non-refundable payments.

Insurance Coverage

The Company maintains insurance coverage on its properties in different types and amounts, with deductibles, that management believes are consistent with coverage typically carried by owners of similar properties.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs. In February 2025, the Company entered into its current $500.0 million ATM Program, which includes an optional “forward sale” component, and concurrently terminated its existing $400.0 million ATM Program. As of June 30, 2025, $443.7 million remains available for future share issuance under the current program.

As of June 30, 2025, the Company had 2,445,106 forward shares outstanding under its ATM Program. All forward sales agreements require settlement within one-year of the various effective dates. The net forward sales price per share of the forward shares under the ATM program was $22.71 and would result in the Company receiving $55.5 million in net cash proceeds if it were to physically settle all outstanding forward shares.

In March 2025, the Company physically settled 11,172,699 shares outstanding under the ATM Program’s forward, and received net proceeds of $277.9 million.

The Company did not receive any proceeds from the sale of shares at the time it entered into each of the respective forward sale agreements. The Company determined that the ATM forward sales agreements meet the criteria for equity classification and, therefore, are exempt from derivative

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

accounting. The Company recorded the ATM forward sales agreements at fair value at inception, which was determined to be zero, and no subsequent fair value adjustments are required under equity classification.

Common Shares and Units

During the six months ended June 30, 2025, the Company withheld 5,635 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income tax withholding obligations upon vesting. For the six months ended June 30, 2025, the Company recognized $5.3 million in connection with Restricted Shares and Common OP Units (Note 13).

Share Repurchase Program

In 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. No shares were repurchased during the six months ended June 30, 2025 or 2024. As of June 30, 2025, $122.5 million remains available under the share repurchase program.

Dividends and Distributions

During the three months ended June 30, 2025 and 2024, the Company declared distributions of $0.20 and $0.18 per Common Share/OP Unit, respectively. During the six months ended June 30, 2025 and 2024, the company declared distributions of $0.40 and $0.36 per Common Share/Unit in the aggregate, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of April 1, 2025	$95,628	$369,158	$464,786	$25,897
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,447)	—	(1,447)	—
Net income (loss) for the three months ended June 30, 2025	175	(21,356)	(21,181)	(1,724)
Conversion of 23,118 Common OP Units to Common Shares by limited partners of the Operating Partnership	(395)	—	(395)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(301)	(274)	(575)	—
Reclassification of realized interest expense on swap agreements	(4)	(596)	(600)	—
City Point Loan accrued interest	—	—	—	(3,009)
Noncontrolling interest contributions	—	377	377	10
Noncontrolling interest distributions	—	(4,875)	(4,875)	—
Employee Long-term Incentive Plan Unit Awards	2,969	—	2,969	—
Reallocation of noncontrolling interests (d)	(2,026)	—	(2,026)	—
Balance as of June 30, 2025	$94,599	$342,434	$437,033	$21,174

Balance as of April 1, 2024	$92,707	$372,462	$465,169	$45,462
Distributions declared of $0.18 per Common OP Unit and distributions on Preferred OP Units	(1,228)	—	(1,228)	—
Net income (loss) for the three months ended June 30, 2024	193	2,238	2,431	(2,292)
Conversion of 255,304 Common OP Units and 41,599 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(6,427)	—	(6,427)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	86	2,282	2,368	—
Reclassification of realized interest expense on swap agreements	(50)	(3,637)	(3,687)	—
City Point Loan accrued interest	—	—	—	(2,290)
Capital call receivable	—	6,153	6,153	—
Noncontrolling interest contributions	—	—	—	—
Noncontrolling interest distributions	—	(7,960)	(7,960)	(6)
Employee Long-term Incentive Plan Unit Awards	2,473	—	2,473	—
Reallocation of noncontrolling interests (d)	(2,071)	—	(2,071)	—
Balance as of June 30, 2024	$85,683	$371,538	$457,221	$40,874

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2025	$85,730	$350,287	$436,017	$30,583
Distributions declared of $0.40 per Common OP Unit and distributions on Preferred OP Units	(2,891)	—	(2,891)	—
Net income (loss) for the six months ended June 30, 2025	323	(33,100)	(32,777)	(3,393)
Conversion of 136,210 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,113)	—	(2,113)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(757)	(1,776)	(2,533)	—
Consolidation of previously unconsolidated investment	—	29,573	29,573	—
Reclassification of realized interest expense on swap agreements	(18)	(1,244)	(1,262)	—
City Point Loan accrued interest	—	—	—	(6,026)
Noncontrolling interest contributions	—	8,368	8,368	10
Noncontrolling interest distributions	—	(9,674)	(9,674)	—
Employee Long-term Incentive Plan Unit Awards	5,446	—	5,446	—
Reallocation of noncontrolling interests (d)	8,879	—	8,879	—
Balance at June 30, 2025	$94,599	$342,434	$437,033	$21,174

Balance at January 1, 2024	$99,718	$346,582	$446,300	$50,339
Distributions declared of $0.36 per Common OP Unit and distributions on Preferred OP Units	(2,681)	—	(2,681)	—
Net income (loss) for the six months ended June 30, 2024	513	(5,654)	(5,141)	(4,846)
Conversion of 1,050,449 Common OP Units and 41,599 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(19,341)	—	(19,341)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	945	7,660	8,605	—
Reclassification of realized interest expense on swap agreements	(104)	(7,334)	(7,438)	—
City Point Loan accrued interest	—	—	—	(4,613)
Capital call receivable	—	—	—	—
Noncontrolling interest contributions	—	43,709	43,709
Noncontrolling interest distributions	—	(13,425)	(13,425)	(6)
Employee Long-term Incentive Plan Unit Awards	6,523	—	6,523	—
Reallocation of noncontrolling interests (d)	110	—	110	—
Balance at June 30, 2024	$85,683	$371,538	$457,221	$40,874

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,054,386 and 2,065,537 Common OP Units as of June 30, 2025 and 2024, respectively; (ii) 188 Series A Preferred OP Units as of both June 30, 2025 and 2024; (iii) 66,519 and 84,785 Series C Preferred OP Units as of June 30, 2025 and 2024, respectively; and (iv) 5,248,423 and 4,690,993 LTIP units as of June 30, 2025 and 2024, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value after five years have passed (“Williamsburg NCI”). As it was unlikely as of the

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of June 30, 2025, the fair value of the Williamsburg NCI was zero.

City Point Loan

In August 2022, the Company provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors’ pro-rata contribution necessary to complete the refinancing of the City Point debt, of which $65.9 million was funded at closing (“City Point Loan”). The City Point Loan has a five-year term which matures on August 1, 2027 and is collateralized by the investors' equity in City Point (“City Point NCI”). Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan and accrued interest, net of a $0.9 million allowance for credit loss as of June 30, 2025, is presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a VIE for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest. In connection with the City Point Loan, each partner has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, which began in August 2023 (“Redemption Value”). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets. Given the carrying value of the City Point NCI at the time of the transaction exceeded the maximum Redemption Value, the Company did not recognize any initial adjustment to accrete the City Point NCI to the Redemption Value. The Company is required to periodically evaluate the maximum redemption amount of the City Point NCI interest and recognize an increase in the carrying value if the redemption value exceeds the then current carrying value. As of June 30, 2025, the Company determined that the carrying value of the City Point NCI exceeded the maximum redemption value and no adjustment was required.

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, either party may elect a buy-out right, where either the Company may purchase the venture partner’s interest, or the venture partner may sell its 3.0% interest in the partnership (the “8833 Beverly NCI”) to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value. As of June 30, 2025, the redemption value of the 8833 Beverly NCI was $0.1 million. As of June 30, 2025, the Company determined that the carrying value exceeded the maximum redemption value and no adjustment was required.

Preferred OP Units

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through June 30, 2025, 75,074 Series C Preferred OP Units were converted into 260,475 Common OP Units and then into Common Shares.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2025, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

11. Leases

As Lessor

The Company’s primary source of revenue is derived from lease agreements related to its portfolio of shopping centers and other retail properties. As of June 30, 2025, the Company was party to approximately 1,300 leases, which include both properties owned directly and those operated

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

under long-term ground leases. These lease agreements have contractual terms that extend through February 2, 2084, and many include tenant renewal options. Certain leases also provide tenants with early termination rights.

Lease terms generally range from one month to sixty years. In addition to fixed base rent, many leases include provisions for variable lease payments, such as reimbursements for operating expenses and rent based on a percentage of the tenant’s sales volume.

The following table presents the components of rental revenue, disaggregated into fixed and variable lease income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease revenue	$78,871	$69,366	$163,074	$138,023
Variable lease revenue	19,426	16,260	37,863	33,640
Total rental revenue	$98,297	$85,626	$200,937	$171,663

The following table summarizes the Company’s scheduled future minimum rental revenues under non-cancelable tenant leases with remaining terms greater than one year, as of June 30, 2025. These amounts assume no new or renegotiated leases or exercise of renewal options not deemed reasonably certain (in thousands):

Year Ending December 31,	Minimum Rental Revenues
2025 (Remainder)	$139,061
2026	285,942
2027	265,003
2028	233,296
2029	195,453
Thereafter	727,877
Total	$1,846,632

During the first quarter of 2025, the Company recognized $8.4 million as rental and termination income related to a lease termination at City Center, a Core Portfolio property, which is included in Other revenue on the Company’s Condensed Consolidated statements of operations.

During the three and six months ended June 30, 2025 and 2024, no single tenant or property collectively comprised more than 10% of the Company’s total revenues.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As Lessee

The Company leases certain properties that are owned by third parties, including ground leases for retail properties and leases for office space and equipment. These leases grant the Company the right to operate the underlying assets during the lease term. Lease terms generally range from five years to 98 years and may include renewal options that are evaluated for likelihood of exercise. The Company classifies these arrangements as either operating or finance leases in accordance with ASC Topic 842, Leases.

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2025 (Remainder)	$2,670	$671
2026	5,637	1,350
2027	4,850	1,350
2028	4,646	1,396
2029	4,121	1,415
Thereafter	13,065	155,318
	34,989	161,500
Interest	(7,009)	(129,749)
Total	$27,980	$31,751

(a)
Minimum rental payments include $7.0 million of interest related to operating leases and $129.7 million related to finance leases. These amounts exclude lease renewal options that not reasonably certain to be exercised.

The following table summarizes additional lease cost information for the Company’s lessee arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$373	$354	$747	$603
Interest on lease liabilities	513	512	1,025	1,034
Subtotal	886	866	1,772	1,637
Operating lease cost	1,409	1,303	2,715	2,635
Variable lease cost	105	69	194	144
Total lease cost	$2,400	$2,238	$4,681	$4,416

Cash Paid
Payments of operating lease obligations - operating activities	$1,366	$1,360	$2,731	$2,715
Payments of interest on finance lease obligations - operating activities	513	512	1,025	1,034
Payments of finance lease obligations - financing activities	132	47	378	89

	As of June 30,
	2025	2024
Other Information
Weighted-average remaining lease term - finance leases (years)	56.5	58.1
Weighted-average remaining lease term - operating leases (years)	8.3	9.4
Weighted-average discount rate - finance leases	6.5%	6.5%
Weighted-average discount rate - operating leases	5.1%	5.1%

During the first quarter of 2025, the Company entered into a new corporate office lease. The Company recognized a $2.1 million right-of-use asset and corresponding lease liability related to the operating lease. The lease term was determined based on the noncancelable period and renewal options that the Company is reasonably certain to exercise. The lease liability was measured using the Company’s incremental borrowing rate at lease commencement.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Segment Reporting

The Company has identified three reportable segments: Core Portfolio, Investment Management and Structured Financing. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, evaluates the performance of these segments and allocates resources based on financial information presented at the segment level. The CODM primarily uses net income as the key measure of segment profitability, as it reflects a comprehensive view of the segments’ financial performance, including all revenues and expenses.

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

The following tables present selected financial information for each reportable segment (in thousands):

	For the Three Months Ended June 30, 2025
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$57,699	$40,598	$—	$—	$98,297
Other revenue	604	1,691	—	—	2,295
Depreciation and amortization expenses	(22,446)	(16,823)	—	—	(39,269)
Property operating expenses	(8,639)	(8,885)	—	—	(17,524)
Real estate taxes	(8,780)	(4,537)	—	—	(13,317)
General and administrative expenses	—	—	—	(11,532)	(11,532)
Impairment charges	—	(18,190)	—	—	(18,190)
Operating income (loss)	18,438	(6,146)	—	(11,532)	760
Interest income	—	—	6,358	—	6,358
Equity in earnings of unconsolidated affiliates	(522)	(3,669)	—	—	(4,191)
Interest expense	(9,555)	(14,049)	—	—	(23,604)
Realized and unrealized holding (losses) gains on investments and other	(411)	—	357	—	(54)
Income tax provision	—	—	—	(211)	(211)
Net income (loss)	7,950	(23,864)	6,715	(11,743)	(20,942)
Net loss attributable to redeemable noncontrolling interests	—	1,724	—	—	1,724
Net loss attributable to noncontrolling interests	136	21,045	—	—	21,181
Net income (loss) attributable to Acadia shareholders	$8,086	$(1,095)	$6,715	$(11,743)	$1,963

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended June 30, 2024
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$47,787	$37,839	$—	$—	$85,626
Other revenue	1,108	520	—	—	1,628
Depreciation and amortization expenses	(17,966)	(16,315)	—	—	(34,281)
Property operating expenses	(7,696)	(8,085)	—	—	(15,781)
Real estate taxes	(6,683)	(3,298)	—	—	(9,981)
General and administrative expenses	—	—	—	(10,179)	(10,179)
(Loss) gain related to a previously disposed property	(2,213)	2,970	—	—	757
Operating income	14,337	13,631	—	(10,179)	17,789
Interest income	—	—	5,413	—	5,413
Equity in earnings of unconsolidated affiliates	640	3,840	—	—	4,480
Interest expense	(9,940)	(13,641)	—	—	(23,581)
Realized and unrealized holding (losses) gains on investments and other	(2,155)	—	(209)	—	(2,364)
Income tax provision	—	—	—	(155)	(155)
Net income	2,882	3,830	5,204	(10,334)	1,582
Net loss attributable to redeemable noncontrolling interests	—	2,292	—	—	2,292
Net income attributable to noncontrolling interests	(194)	(2,237)	—	—	(2,431)
Net income attributable to Acadia shareholders	$2,688	$3,885	$5,204	$(10,334)	$1,443

	As of or for the Six Months Ended June 30, 2025
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$121,473	$79,464	$—	$—	$200,937
Other revenue	1,287	2,762	—	—	4,049
Depreciation and amortization expenses	(46,129)	(32,580)	—	—	(78,709)
Property operating expenses	(18,192)	(17,612)	—	—	(35,804)
Real estate taxes	(17,738)	(8,882)	—	—	(26,620)
General and administrative expenses	—	—	—	(23,129)	(23,129)
Impairment charges	—	(24,640)	—	—	(24,640)
Operating income	40,701	(1,488)	—	(23,129)	16,084
Interest income	—	—	12,454	—	12,454
Equity in earnings (losses) of unconsolidated affiliates	(209)	(5,695)	—	—	(5,904)
Interest expense	(18,934)	(27,917)	—	—	(46,851)
Loss on change in control	(9,622)	—	—	—	(9,622)
Realized and unrealized holding gains (losses) on investments and other	1,374	—	193	—	1,567
Income tax provision	—	—	—	(327)	(327)
Net income (loss)	13,310	(35,100)	12,647	(23,456)	(32,599)
Net loss attributable to redeemable noncontrolling interests	—	3,393	—	—	3,393
Net loss attributable to noncontrolling interests	345	32,432	—	—	32,777
Net income attributable to Acadia shareholders	$13,655	$725	$12,647	$(23,456)	$3,571

Real estate at cost (a)	$3,281,496	$1,815,145	$—	$—	$5,096,641
Total assets (a)	$3,112,930	$1,607,957	$154,682	$—	$4,875,569
Cash paid for acquisition of real estate	$276,852	$67,795	$—	$—	$344,647
Cash paid for development and property improvement costs	$42,030	$5,498	$—	$—	$47,528

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Six Months Ended June 30, 2024
	Core Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$96,570	$75,093	$—	$—	$171,663
Other revenue	5,863	1,084	—	—	6,947
Depreciation and amortization expenses	(36,232)	(32,989)	—	—	(69,221)
Property operating expenses	(17,428)	(17,449)	—	—	(34,877)
Real estate taxes	(14,870)	(7,457)	—	—	(22,327)
General and administrative expenses	—	—	—	(19,947)	(19,947)
Loss related to a previously disposed property	(2,213)	1,772	—	—	(441)
Operating income	31,690	20,054	—	(19,947)	31,797
Interest income	—	—	10,651	—	10,651
Equity in earnings (losses) of unconsolidated affiliates	2,747	1,421	—	—	4,168
Interest expense	(19,977)	(27,313)	—	—	(47,290)
Realized and unrealized holding losses on investments and other	(4,018)	—	(397)	—	(4,415)
Income tax provision	—	—	—	(186)	(186)
Net income (loss)	10,442	(5,838)	10,254	(20,133)	(5,275)
Net loss attributable to redeemable noncontrolling interests	—	4,846	—	—	4,846
Net (income) loss attributable to noncontrolling interests	(563)	5,704	—	—	5,141
Net loss attributable to Acadia shareholders	$9,879	$4,712	$10,254	$(20,133)	$4,712

Real estate at cost (a)	$2,616,224	$1,804,484	$—	$—	$4,420,708
Total assets (a)	$2,543,067	$1,581,318	$126,653	$—	$4,251,038
Cash paid for development and property improvement costs	$29,023	$8,389	$—	$—	$37,412

(a)
Total assets for the Investment Management segment include $533.7 million and $549.3 million related to Fund II’s City Point property as of June 30, 2025 and 2024, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The Amended and Restated 2020 Share Incentive Plan, as approved by the Board and the Company’s shareholders, increased the number of Common Shares authorized for issuance to 3,883,564 Common Shares. The plan allow the issuance of options, Restricted Shares, LTIP Units, and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. As of June 30, 2025 a total of 2,299,593 shares remained available to be issued under the Amended and Restated 2020 Plan.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested as of December 31, 2023	113,909	$14.41	1,798,659	$16.03
Granted	49,756	17.06	766,508	16.19
Vested	(55,947)	17.20	(448,598)	18.77
Forfeited	(1,537)	17.24	(62,502)	26.47
Unvested as of December 31, 2024	106,181	14.41	2,054,067	15.17
Granted	41,332	22.38	644,258	22.10
Vested	(43,309)	17.00	(632,816)	15.68
Forfeited	—	—	(3,127)	15.07
Unvested as of June 30, 2025	104,204	$16.22	2,062,382	$17.18

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2025 and the year ended December 31, 2024 were $22.11 and $16.24, respectively. As of June 30, 2025, there was $27.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Restricted Shares that vested during the six months ended June 30, 2025 and the year ended December 31, 2024, was $0.7 million and $1.0 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the six months ended June 30, 2025 and the year ended December 31, 2024, was $9.9 million and $8.4 million, respectively.

Restricted Shares and LTIP Units - Employees

During the six months ended June 30, 2025, the Company issued 605,550 LTIP Units and 23,130 restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $14.7 million for the six months ended June 30, 2025 and $12.2 million for the year ended December 31, 2024. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $2.9 million and $2.4 million for the three months ended June 30, 2025, and 2024, respectively, and $5.3 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the six months ended June 30, 2025, the Company issued 38,708 LTIP Units and 18,202 Restricted Share Units issued to Trustees of the Company. The Restricted Share Units do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

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

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the estimated fair value as of each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of June 30, 2025 or December 31, 2024.

For the six months ended June 30, 2025 and 2024, the Company did not recognize any compensation expense under the Program related to Funds III and V.

Other Plans

On a combined basis, the Company incurred a total of $0.4 million and $0.3 million of compensation expense related to the following employee benefit plans for each of the six months ended June 30, 2025 and 2024, respectively.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 6,369 and 7,811 Common Shares were purchased by employees under the Purchase Plan for the six months ended June 30, 2025 and 2024, respectively, and 155,372 shares remained available to be issued under the Purchase Plan.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted-average Common Shares outstanding during the period (Note 10).

During the periods presented, the Company had unvested LTIP Units that entitle holders to non-forfeitable dividend equivalent rights. As such, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share using the two-class method.

Diluted earnings per Common Share reflects the potential dilution from the assumed conversion or exercise of securities including the effects of Restricted Share Units issued under the Company’s Amended and Restated 2020 Plan (Note 13), and the shares issuable upon settlement of any outstanding forward sale agreements (Note 10). The shares related to forward sale agreements are included in the diluted earnings per share calculation using the treasury stock method for the period they are outstanding prior to settlement. Under this method, the number of incremental shares included in the diluted share count is equal to the excess, if any, of: (i) the number of Common Shares that would be issued upon full physical settlement of the forward sale agreements, over (ii) the number of Common Shares that could be repurchased using the proceeds receivable upon settlement, based on the average market price during the period and the adjusted forward sales price immediately prior to settlement. The impact of these shares is excluded from the diluted earnings per share calculation when the effect would be anti-dilutive.

The effect of the conversion of Common OP Units is excluded from the computation of both basic and diluted earnings per share. These units are exchangeable for Common Shares on a one-for-one basis, and the income attributable to such units is allocated on this same basis. This income is reflected as noncontrolling interests in the Company’s Condensed Consolidated Financial Statements. As a result, the assumed conversion of Common OP Units would have no net impact on the determination of diluted earnings per share and is therefore excluded.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to Acadia shareholders	$1,963	$1,443	$3,571	$4,712
Less: net income attributable to participating securities	(338)	(290)	(677)	(577)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$1,625	$1,153	$2,894	$4,135

Denominator:
Weighted average shares for basic earnings per share	130,981,401	103,592,238	126,181,730	102,859,977
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—	—
Employee unvested restricted shares	—	—	—	—
Assumed settlement of forward sales agreements (Note 10)	—	—	—	—
Denominator for diluted earnings per share	130,981,401	103,592,238	126,181,730	102,859,977

Basic earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.01	$0.01	$0.02	$0.04
Diluted earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.01	$0.01	$0.02	$0.04

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	66,519	84,785	66,519	84,785
Series C Preferred OP Units - Common share equivalent	230,967	294,390	230,967	294,390
Restricted shares	79,358	82,410	79,358	82,410

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

The Company consolidates certain VIEs in which it has determined it is the primary beneficiary. As of June 30, 2025, the Company had identified nine consolidated VIEs, including the Operating Partnership and the Funds.

Excluding the Operating Partnership and the Funds, the Company’s consolidated VIEs include four in-service Core Portfolio properties: the Williamsburg Portfolio, 239 Greenwich Avenue, 8833 Beverly Boulevard, and the Renaissance Portfolio.

The Operating Partnership is considered a VIE because the limited partners lack substantive kick-out or participating rights. The Company is deemed the primary beneficiary of each consolidated VIE because it: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb the losses or right to receive benefits that could potentially be significant to the VIE. The interest of third parties in these consolidated VIEs are presented as noncontrolling interests or redeemable noncontrolling interests in the accompanying Condensed Consolidated Financial Statements and in Note 10.

The operations of these VIEs are primarily funded through fees earned from investment activities or cash flows generated from the underlying properties. The Company has not provided financial support to any of these VIEs beyond its existing contractual obligations, which primarily include funding capital commitments, capital expenditures necessary to maintain operations, and covering any operating cash shortfalls.

Since the Company conducts its business through the Operating Partnership and substantially all of its assets and liabilities are held by the Operating Partnership, the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, primarily reflect the assets and liabilities of the Operating Partnership, including those of its consolidated VIEs. The following table presents the assets and liabilities of the consolidated VIEs included in the Condensed Consolidated Balance sheets (in thousands):

(in thousands)	June 30, 2025	December 31, 2024
VIE ASSETS
Operating real estate, net	$1,828,630	$1,640,071
Real estate under development	33,168	31,514
Investments in and advances to unconsolidated affiliates	64,429	74,361
Other assets, net	88,623	79,381
Right-of-use assets - operating leases, net	1,752	1,978
Cash and cash equivalents	28,215	15,934
Restricted cash	13,784	11,013
Rents receivable, net	27,964	27,317
Total VIE assets (a)	$2,086,565	$1,881,569

VIE LIABILITIES
Mortgage and other notes payable, net	$904,487	$799,734
Accounts payable and other liabilities	130,004	120,088
Lease liability - operating leases, net	1,843	2,077
Total VIE liabilities (a)	$1,036,334	$921,899
(a)
As of June 30, 2025 and December 31, 2024, total VIE assets of $670.4 million and $705.6 million, respectively, and total VIE liabilities of $235.8 million and $235.1 million, respectively, include third-party mortgage debt collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $72.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and serve as collateral under the respective property mortgage loans. These assets are restricted and may only be used to settle the corresponding obligations of the VIEs. Similarly, the remaining VIE liabilities are obligations of these consolidated VIEs and do not have recourse to the Operating Partnership or the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unconsolidated VIEs

The Company holds variable interests in certain entities that are considered VIEs but are not consolidated because the Company is not the primary beneficiary. Although the Company may be responsible for managing the day-to-day operations of these entities, it does not have unilateral power over the activities that, when taken together, most significantly impact the respective VIE’s economic performance. As such, the Company does not meet the criteria for consolidation.

As of June 30, 2025, the Company had interests in two unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company’s involvement in these entities consists of direct and indirect equity interests and contractual fee arrangements. These investments are accounted for under the equity method of accounting (Note 4). The Company’s maximum exposure to loss in these unconsolidated VIEs is limited to: (i) the carrying amount of its equity investment, and (ii) any debt guarantees provided (Note 9). As of June 30, 2025 and December 31, 2024, the Company’s investment in the assets of these unconsolidated VIEs was $43.1 million and $44.2 million, respectively. The Company’s share of the liabilities of these unconsolidated VIEs was $39.0 million and $39.1 million as of June 30, 2025 and December 31, 2024, respectively.

The Company also holds a preferred equity investment in a VIE that is structured with characteristics that are substantially similar to a debt instrument and is accounted for as a note receivable. The Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance, and therefore does not consolidate the VIE. As of June 30, 2025, the carrying value of the investment was $82.9 million, which represents the Company’s maximum exposure to loss related to this VIE.

16. Subsequent Events

On July 25, 2025, the Operating Partnership and the Company entered into an amendment related to the $75.0 Million Term Loan (Note 7) to extend the maturity date of the term loan by one year to July 2030 and reduce the leverage-based interest rate.

Subsequent to June 30, 2025, a partner with an interest of approximately 18% in Fund II notified the Company of its intention to exercise the cash-out option. Pursuant to the terms of the applicable agreements, the Company intends to acquire this interest in exchange for consideration equal to the converting partner’s share of the Fund II Loan and accrued interest (Note 10) of approximately $47.5 million along with a cash payment of approximately $7.4 million. Upon conversion, which is anticipated to occur in the third quarter of 2025, the Company’s ownership in Fund II will increase to approximately 80%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Acadia Realty Trust (the “Trust”, collectively with its consolidated subsidiaries, the “Company”, “we”, “us” or “our”), a Maryland real estate investment trust (“REIT”), is a fully-integrated equity REIT focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States. All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2025 and December 31, 2024, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership.

We own and operate a high-quality core real estate portfolio (“Core” or our “Core Portfolio”) located in the nation’s most dynamic retail corridors, complemented by an investment management platform (“Investment Management”). Through the Investment Management platform, we have active investments through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, “the Funds”). In addition, we hold equity method investments in three unconsolidated co-investment vehicles, through strategic partnerships with large institutional investors. We hold significant equity ownership, typically ranging from 5% to 20%, in each venture.

We continue to execute on a focused strategy designed to drive long-term, profitable growth by leveraging the strength of our Core Portfolio and Investment Management platform. Our strategic priorities include:

•
Maximizing Internal Growth: During the six months ended June 30, 2025, the Core Portfolio achieved 4.1% same-property NOI growth. We remain focused on optimizing tenant mix, executing time-sensitive re-tenanting, and enhancing operational efficiency across our portfolio.
•
Executing Accretive Acquisitions: Year-to-date, we have completed approximately $423.7 million of acquisitions in Core and Investment Management, including high-quality street retail assets in key urban corridors. These acquisitions are fully funded and aligned with our strategy of targeting high-growth, residentially dense, and destination retail locations.
•
Advancing Development/Redevelopment and Re-Tenanting: We continue to capitalize on value-enhancing development and redevelopment opportunities.
•
Scaling Investment Management: Through our institutional co-investment vehicles, we pursue opportunistic and value-add investments that complement our Core Portfolio. We maintain meaningful ownership stakes in these ventures, aligning our interests with those of our partners.
•
Maintaining Financial Flexibility: We are committed to maintaining a strong and flexible balance sheet through conservative financial practices. Our capital position supports continued investment while preserving liquidity and access to capital markets.

As of June 30, 2025, we own or have an ownership interest in 218 properties held through our Core Portfolio and Investment Management platform (Note 1). Our Core Portfolio consists of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through the Investment Management platform. These properties primarily consist of street and urban retail, and suburban shopping centers. The Investment Management platform consists of investment vehicles through which our Operating Partnership and outside institutional investors invest in primarily opportunistic and value-add retail real estate. The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses.

A summary of our wholly-owned and partially-owned retail properties and their physical occupancies as of June 30, 2025 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment (1)	Operating	GLA	Occupancy
Core Portfolio:
Chicago Metro	3	36	577,005	83.5%
New York Metro	3	41	375,450	94.3%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	0.0%
Dallas Metro	5	14	84,734	89.7%
Washington D.C. Metro	—	32	359,825	80.9%
Boston Metro	—	1	1,050	100.0%
Suburban	5	23	3,708,864	94.2%
Total Core Portfolio	18	149	5,130,685	92.0%
Acadia Share of Total Core Portfolio	18	149	4,870,100	92.2%

Investment Management:
Fund II	—	1	536,414	78.7%
Fund III	1	1	4,547	93.4%
Fund IV	1	21	297,199	82.9%
Fund V	—	22	7,467,978	93.7%
Other	—	4	624,521	96.0%
Total Investment Management	2	49	8,930,659	92.6%
Acadia Share of Total Investment Management	2	49	2,090,698	91.8%

Total Core and Investment Management	20	198	14,061,344	92.4%
Acadia Share of Total Core and Investment Management	20	198	6,960,798	92.1%
(1)
Includes eight pre-stabilized properties in the Core Portfolio.

SIGNIFICANT ACTIVITIES DURING 2025

Investments

Acquisitions

The following properties were acquired during the six months ended June 30, 2025 (Note 2) (dollars in thousands):

Property Name	Portfolio	Ownership	Acquisition Date	Location	GLA	Purchase Price
106 Spring Street	Core	100%	January 9, 2025	New York Metro	5,936	$55,137
73 Wooster Street	Core	100%	January 9, 2025	New York Metro	8,896	25,459
Renaissance Portfolio	Core	48%	January 23, 2025	Washington DC Metro	225,865	245,700
Pinewood Square	IM	100%	March 19, 2025	Southeast	204,002	68,207
95, 97, and 107 North 6th Street	Core	100%	April 9, 2025	New York Metro	21,100	59,668
85 5th Avenue	Core	100%	April 11, 2025	New York Metro	13,092	47,014
70 and 93 North 6th Street	Core	100%	June 4, 2025	New York Metro	21,713	50,323

On January 23, 2025, we acquired an additional 48% economic ownership interest, increasing our existing 20% interest to 68%, in the Renaissance Portfolio, which is primarily located in Washington D.C. The 48% interest was acquired for a purchase price of $117.9 million, based upon a gross portfolio fair value of $245.7 million, which included existing aggregate mortgage loan indebtedness of $156.1 million (Note 7). Prior to the acquisition, we accounted for our 20% interest under the equity method of accounting. We gained a controlling financial interest as a result of this acquisition, and determined we should consolidate our investment within our Core Portfolio effective January 23, 2025. As such, we measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Renaissance Portfolio, at fair value and recognized a $9.6 million loss on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the portfolio (Note 2).

Dispositions

In June 2025, the joint venture that owned the Eden Square property, of which Fund IV has a 90% ownership interest, sold the property to a third-party for $28.0 million and repaid the related $23.3 million property mortgage loan.

In addition to the above disposition, a 4,547 square foot Investment Management retail property located in New York, NY, was classified as held for sale as of June 30, 2025.

Impairment

We recognized the following impairment charges during the six months ended June 30, 2025 (Note 8) (dollars in thousands):

				Impairment Charge
Property Location	Owner	Triggering Event	Effective Date	Total	Acadia's Share
New York, NY	Fund III	Reduced holding period	June 30, 2025	$7,240	$1,777
New York, NY	Fund IV	Reduced holding period	June 30, 2025	17,400	3,991

Financing Activity

In the second quarter of 2025, the Operating Partnership and the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”) to the existing senior unsecured credit facility (the “Credit Facility”). The Amendment established a new five-year $250.0 million incremental delayed draw term loan (the “$250.0 Million Term Loan”), of which $175.0 million was drawn at closing. The Amendment also increased the accordion feature limit to $1.5 billion and reduced the borrowing rate on the entire $925.0 million Credit Facility by 10 basis points. The $250.0 Million Term Loan bears interest at the Secured Overnight Financing Rate (“SOFR”) + 1.20% and matures on May 29, 2030.

On January 23, 2025, we acquired an additional 48% economic ownership interest in the Renaissance Portfolio (Note 2). At acquisition, the properties were subject to existing mortgage indebtedness with an aggregate outstanding principal balance of $156.1 million, bore interest at SOFR + 2.65% and was scheduled to mature on November 6, 2026. The property mortgage loans were recorded at a fair value of approximately $156.1 million. On January 24, 2025, the venture modified the property mortgage loans to reduce the interest rate to SOFR + 1.55%. This reduction was achieved through a $50.0 million principal paydown, which was funded by the Company as a note receivable from the venture. The note bears interest at 9.11%, matures in November 2026 and has been eliminated in consolidation (Note 7).

Structured Financing Investments

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, which had a principal balance of $54.0 million as of March 31, 2025, to extend the maturity date from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid the accrued interest balance of $25.3 million. Additionally, the Company provided a mezzanine loan and additional advances under the preferred equity related to the same asset in the aggregate amount of $28.5 million, which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00% (Note 3).

Issuance of Common Shares

In February 2025, we entered into our current $500.0 million ATM Program (the “2025 ATM Program”), which includes an optional “forward sale” component, and concurrently terminated our prior $400.0 million ATM Program.

We did not issue any shares during the three months ended June 30, 2024. During the six months ended June 30, 2025, we issued the following forward shares under the 2025 ATM Program (in thousands except share and per share data):

	Number of Shares	Average Share Price	Aggregate Value	Average Net Share Price	Aggregate Net Value
ATM Forward Sale Agreements	2,445,106	$22.60	$56,333	$22.71	$55,536

In March 2025, we settled 11,172,699 outstanding forward shares under the 2025 ATM Program and received proceeds of $277.9 million. As of June 30, 2025, $443.7 million remains available for future share issuance under the 2025 ATM Program.

Economic and Other Considerations

Macroeconomic conditions, including elevated levels of inflation, higher interest rates, and recent tariff policies, present risks for our business and the business of our tenants. The elevated levels of inflation in recent years have led to increased costs for certain goods and services and cost of borrowing. However, most of our leases include contractual rent escalations and require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, and insurance, which help mitigate inflationary impacts on costs and operating expenses. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants.

We also continue to see rising consumer confidence and expect to drive value to our portfolio through leasing momentum, active development and redevelopment projects, and our leasing pipeline. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements, which qualify for, and are designated as, hedging instruments. Except for increased interest costs, we have not experienced any material negative impacts at this time.

Recent U.S. tariffs, sanctions, and related geopolitical developments could affect our tenants’ operations or tourism in key markets such as New York, Chicago, Washington, D.C., Los Angeles and San Francisco. While the ultimate impact remains uncertain, we continue to monitor these developments closely.

RESULTS OF OPERATIONS

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments: Core Portfolio, Investment Management and Structured Financing. For purposes of the tables included below, these segments are abbreviated as “Core”, “IM” and “SF”, respectively.

Comparison of Results for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The results of operations by reportable segment for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	June 30, 2025				June 30, 2024				Increase (Decrease)
	Core	IM	SF	Total	Core	IM	SF	Total	Core	IM	SF	Total
Rental revenue	$57.7	$40.6	$—	$98.3	$47.8	$37.8	$—	$85.6	$9.9	$2.8	$—	$12.7
Other revenue	0.6	1.7	—	2.3	1.1	0.5	—	1.6	(0.5)	1.2	—	0.7
Depreciation and amortization	(22.4)	(16.8)	—	(39.3)	(18.0)	(16.3)	—	(34.3)	(4.4)	(0.5)	—	(5.0)
Property operating expenses	(8.6)	(8.9)	—	(17.5)	(7.7)	(8.1)	—	(15.8)	(0.9)	(0.8)	—	(1.7)
Real estate taxes	(8.8)	(4.5)	—	(13.3)	(6.7)	(3.3)	—	(10.0)	(2.1)	(1.2)	—	(3.3)
General and administrative expenses	—	—	—	(11.5)	—	—	—	(10.2)	—	—	—	(1.3)
Impairment charges	—	(18.2)	—	(18.2)	—	—	—	—	—	(18.2)	—	(18.2)
(Loss) gain on disposition of property	—	—	—	—	(2.2)	3.0	—	0.8	2.2	(3.0)	—	(0.8)
Operating income	18.4	(6.1)	—	0.8	14.3	13.6	—	17.8	4.1	(19.7)	—	(17.0)
Interest income	—	—	6.4	6.4	—	—	5.4	5.4	—	—	1.0	1.0
Equity in earnings (losses) of unconsolidated affiliates	(0.5)	(3.7)	—	(4.2)	0.6	3.8	—	4.5	(1.1)	(7.5)	—	(8.7)
Interest expense	(9.6)	(14.0)	—	(23.6)	(9.9)	(13.6)	—	(23.6)	0.3	(0.4)	—	—
Realized and unrealized holding (losses) gains on investments and other	(0.4)	—	0.4	(0.1)	(2.2)	—	(0.2)	(2.4)	1.8	—	0.6	2.3
Income tax provision	—	—	—	(0.2)	—	—	—	(0.2)	—	—	—	—
Net income (loss)	8.0	(23.9)	6.7	(20.9)	2.9	3.8	5.2	1.6	5.1	(27.7)	1.5	(22.5)
Net loss (income) attributable to redeemable noncontrolling interests	—	1.7	—	1.7	—	2.3	—	2.3	—	(0.6)	—	(0.6)
Net loss (income) attributable to noncontrolling interests	0.1	21.0	—	21.2	(0.2)	(2.2)	—	(2.4)	0.3	23.2	—	23.6
Net income (loss) attributable to Acadia shareholders	$8.1	$(1.1)	$6.7	$2.0	$2.7	$3.9	$5.2	$1.4	$5.4	$(5.0)	$1.5	$0.6

Core Portfolio

Segment net income attributable to Acadia shareholders for our Core Portfolio increased $5.4 million for the three months ended June 30, 2025 compared to the prior year period as a result of the changes further described below.

Rental revenue for our Core Portfolio increased $9.9 million for the three months ended June 30, 2025 compared to the prior year period primarily due to (i) $4.6 million from new property acquisitions, (ii) $3.7 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025 and (iii) $1.0 million from new tenant lease up (Note 2).

Depreciation and amortization for our Core Portfolio increased $4.4 million for the three months ended June 30, 2025 compared to the prior year period primarily due to (i) $2.8 million from new property acquisitions and (ii) $2.1 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio. (Note 2, Note 6).

Real estate taxes for our Core Portfolio increased $2.1 million for the three months ended June 30, 2025 compared to the prior year period primarily due to (i) $1.2 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025 and (ii) $0.6 million from new property acquisitions (Note 2).

Equity in earnings of unconsolidated affiliates for our Core Portfolio decreased $1.1 million for the three months ended June 30, 2025 compared to the prior year period primarily due to tenants vacating subsequent to June 30, 2024.

Realized and unrealized holding losses on investments and other for our Core Portfolio decreased $1.8 million for the three months ended June 30, 2025 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the investment in Albertsons (Note 8).

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

Segment net income attributable to Acadia shareholders for Investment Management decreased $5.0 million for the three months ended June 30, 2025 compared to the prior year period as a result of the changes described below.

Rental revenue for Investment Management increased $2.8 million for the three months ended June 30, 2025 compared to the prior year period primarily due to a new property acquisition in 2025.

An impairment charge of $18.2 million for Investment Management is due to the shortened hold periods at one Fund III property and one Fund IV property (Note 8).

Gain on disposition of properties of $3.0 million for Investment Management in 2024 was due to the sale of two Fund IV properties and a Fund V outparcel. The Company did not dispose of any consolidated properties for the three months ended June 30, 2025.

Equity in earnings of unconsolidated affiliates for Investment Management decreased $7.5 million for the three months ended June 30, 2025 compared to the prior year period primarily due to the loss on sale on Eden Square in 2025 compared to the gain on sale of Paramus in 2024 (Note 4).

Net income attributable to noncontrolling interests for Investment Management increased $23.2 million for the three months ended June 30, 2025 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $2.4 million for each of the three months ended June 30, 2025 and 2024.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” General and administrative expenses increased $1.3 million for the three months ended June 30, 2025 compared to the prior year period primarily due to higher compensation expenses in 2025.

Comparison of Results for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

The results of operations by reportable segment for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended				Six Months Ended
	June 30, 2025				June 30, 2024				Increase (Decrease)
	Core	IM	SF	Total	Core	IM	SF	Total	Core	IM	SF	Total
Rental revenue	$121.5	$79.5	$—	$200.9	$96.6	$75.1	$—	$171.7	$24.9	$4.4	$—	$29.2
Other revenue	1.3	2.8	—	4.0	5.9	1.1	—	6.9	(4.6)	1.7	—	(2.9)
Depreciation and amortization	(46.1)	(32.6)	—	(78.7)	(36.2)	(33.0)	—	(69.2)	(9.9)	0.4	—	(9.5)
Property operating expenses	(18.2)	(17.6)	—	(35.8)	(17.4)	(17.4)	—	(34.9)	(0.8)	(0.2)	—	(0.9)
Real estate taxes	(17.7)	(8.9)	—	(26.6)	(14.9)	(7.5)	—	(22.3)	(2.8)	(1.4)	—	(4.3)
General and administrative expenses	—	—	—	(23.1)	—	—	—	(19.9)	—	—	—	(3.2)
Impairment charges	—	(24.6)	—	(24.6)	—	—	—	—	—	(24.6)	—	(24.6)
Loss on disposition of property	—	—	—	—	(2.2)	1.8	—	(0.4)	2.2	(1.8)	—	0.4
Operating income (loss)	40.7	(1.5)	—	16.1	31.7	20.1	—	31.8	9.0	(21.6)	—	(15.7)
Interest income	—	—	12.5	12.5	—	—	10.7	10.7	—	—	1.8	1.8
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	(5.7)	—	(5.9)	2.7	1.4	—	4.2	(2.9)	(7.1)	—	(10.1)
Interest expense	(18.9)	(27.9)	—	(46.9)	(20.0)	(27.3)	—	(47.3)	1.1	(0.6)	—	0.4
Loss on change in control	(9.6)	—	—	(9.6)	—	—	—	—	(9.6)	—	—	(9.6)
Realized and unrealized holding gains (losses) on investments and other	1.4	—	0.2	1.6	(4.0)	—	(0.4)	(4.4)	5.4	—	(0.6)	6.0
Income tax provision	—	—	—	(0.3)	—	—	—	(0.2)	—	—	—	(0.1)
Net income (loss)	13.3	(35.1)	12.6	(32.6)	10.4	(5.8)	10.3	(5.3)	2.9	(29.3)	2.3	(27.3)
Net loss (income) attributable to redeemable noncontrolling interests	—	3.4	—	3.4	—	4.8	—	4.8	—	(1.4)	—	(1.4)
Net loss (income) attributable to noncontrolling interests	0.3	32.4	—	32.8	(0.6)	5.7	—	5.1	0.9	26.7	—	27.7
Net income (loss) attributable to Acadia shareholders	$13.7	$0.7	$12.6	$3.6	$9.9	$4.7	$10.3	$4.7	$3.8	$(4.0)	$2.3	$(1.1)

Core Portfolio

Segment net income attributable to Acadia shareholders for our Core Portfolio increased $3.8 million for the six months ended June 30, 2025 compared to the prior year period as a result of the changes further described below.

Rental revenue for our Core Portfolio increased $24.9 million for the six months ended June 30, 2025 compared to the prior year period primarily due to (i) $8.6 million from new property acquisitions, (ii) $8.4 million received from Whole Foods that we recognized as rental and termination income at City Center in San Francisco, CA in 2025, (iii) $6.5 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025 and (iv) $1.0 million from new tenant lease up (Note 2).

Other revenue for our Core Portfolio decreased $4.6 million for the six months ended June 30, 2025 compared to the prior year period primarily due to the recognition of a forfeited deposit in 2024.

Depreciation and amortization for our Core Portfolio increased $9.9 million for the six months ended June 30, 2025 compared to the prior year period primarily due to (i) $4.2 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio, (ii) $3.6 million from new property acquisitions and (iii) $1.5 million from the acceleration of in-place lease intangible assets for bankrupt tenants in 2025 (Note 2, Note 6).

Real estate taxes for our Core Portfolio increased $2.8 million for the six months ended June 30, 2025 compared to the prior year period primarily due to (i) $2.0 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025, and (ii) $1.1 million from new property acquisitions (Note 2).

Loss on disposition of property of $2.2 million for our Core Portfolio relates to the deconsolidation of the Shops at Grand property in 2024.

Equity in earnings of unconsolidated affiliates for our Core Portfolio decreased $2.9 million for the six months ended June 30, 2025 due to tenants vacating subsequent to June 30, 2024.

Interest expense for our Core Portfolio decreased $1.1 million for the six months ended June 30, 2025 compared to the prior year period primarily due to higher loan balances in 2025 compared to 2024.

Loss on change in control of $9.6 million for our Core Portfolio for the six months ended June 30, 2025 is due to the Company gaining a controlling financial interest as a result of the acquisition of the incremental 48% interest in the Renaissance Portfolio in 2025 (Note 2).

Realized and unrealized holding gains on investments and other for our Core Portfolio increased $5.4 million for the six months ended June 30, 2025 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the investment in Albertsons (Note 8).

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

Segment net income attributable to Acadia shareholders for Investment Management decreased $4.0 million for the six months ended June 30, 2025 compared to the prior year period as a result of the changes described below.

Rental revenue for Investment Management increased $4.4 million for the six months ended June 30, 2025 compared to the prior year period primarily due to new property acquisitions in 2025 and tenant lease up subsequent to June 30, 2024.

Other revenue for Investment Management increased $1.7 million for the six months ended June 30, 2025 compared to the prior year period primarily due to higher fees earn from related to the newly acquired Investment Management properties.

Real estate taxes for Investment Management increased $1.4 million for the six months ended June 30, 2025 compared to the prior year period primarily due to refunds received in the prior year.

Impairment charges for Investment Management of $24.6 million for the six months ended June 30, 2025 are due to the shortened hold periods at one Fund III property and one Fund IV property (Note 8).

Loss on disposition of property for Investment Management decreased $1.8 million for the six months ended June 30, 2025 compared to the prior year period due to (i) $3.0 million gain on disposition of two Fund IV properties and a Fund V outparcel, (ii) offset by a $1.2 million loss related to a previously disposed property (Note 2).

Equity in earnings of unconsolidated affiliates for Investment Management decreased $7.1 million for the six months ended June 30, 2025 compared to the prior year period primarily due to the loss on sale on Eden Square in 2025 compared to the gain on sale of Paramus in 2024 (Note 4).

Net income attributable to noncontrolling interests for Investment Management increased $26.7 million for the six months ended June 30, 2025 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $4.6 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.

Structured Financing

Interest income for Structured Finance increased $1.8 million for the six months ended June 30, 2025 compared to the prior year period due to the effect of compounding interest on notes.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” General and administrative expenses increased $3.2 million for the six months ended June 30, 2025 compared to the prior year period primarily due to higher compensation expenses in 2025.

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

A reconciliation of consolidated operating income to net operating income - Core Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Consolidated operating income	$760	$17,789	$16,084	$31,797
Add back:
General and administrative	11,532	10,179	23,129	19,947
Depreciation and amortization	39,269	34,281	78,709	69,221
Impairment charges	18,190	—	24,640	—
(Gain) Loss related to a previously disposed property	—	(757)	—	441

Less:
Above/below-market rent, straight-line rent and other accounts (a)	(3,194)	(2,869)	(5,906)	(7,477)
Termination income (b)	—	—	(8,366)	—
Consolidated NOI	66,557	58,623	128,290	113,929

Redeemable noncontrolling interest in consolidated NOI	(1,376)	(1,381)	(3,264)	(2,422)
Noncontrolling interest in consolidated NOI	(19,489)	(18,322)	(37,144)	(35,253)
Less: Operating Partnership's interest in Investment Management NOI included above	(7,936)	(6,132)	(14,683)	(11,473)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (c)	873	2,251	2,160	6,212
Core Portfolio NOI	$38,629	$35,039	$75,359	$70,993

(a)
Includes other accounts such as straight-line rent reserves, fee income, CECL, and dividend income received on our investment in Albertsons (Note 8).
(b)
Termination income related to an early lease termination at City Center.
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

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our Core Portfolio (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Core Portfolio NOI	$38,629	$35,039	$75,359	$70,993
Less properties excluded from Same-Property NOI	(4,152)	(1,941)	(7,041)	(5,392)
Same-Property NOI	$34,477	$33,098	$68,318	$65,601

Percent change from prior year period	4.2%		4.1%

Components of Same-Property NOI:
Same-Property Revenues	$48,109	$46,626	$95,745	$93,071
Same-Property Operating Expenses	(13,632)	(13,528)	(27,427)	(27,470)
Same-Property NOI	$34,477	$33,098	$68,318	$65,601

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

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Core Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	25	25	41	41
GLA commencing	168,265	168,265	283,266	283,266
New base rent	$64.68	$67.27	$53.45	$55.67
Expiring base rent	$68.51	$65.39	$53.21	$50.29
Percent growth in base rent	(5.6)%	2.9%	0.4%	10.7%
Average cost per square foot (a)	$15.20	$15.20	$10.28	$10.28
Weighted average lease term (years)	10.7	10.7	8.9	8.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income attributable to Acadia shareholders	$1,963	$1,443	$3,571	$4,712

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	31,665	26,291	63,272	53,378
Impairment charges (net of noncontrolling interests' share)	4,185	—	5,768	—
Net loss on disposition of properties (net of noncontrolling interests' share)	86	568	86	843
Loss on change in control	—	—	9,622	—
Income attributable to Common OP Unit holders	108	103	204	306
Distributions - Preferred OP Units	67	84	134	207
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$38,074	$28,489	$82,657	$59,446

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2025, we paid dividends and distributions on our Common Shares and preferred units of limited partnership interest (“Preferred OP Units”) totaling $52.1 million.

Investments

On January 23, 2025, we acquired an additional 48% economic ownership interest, increasing our existing 20% interest to 68%, in the Renaissance Portfolio, which is primarily located in Washington D.C. The 48% interest was acquired for a purchase price of $117.9 million, based upon a gross portfolio fair value of $245.7 million, which included existing aggregate mortgage loan indebtedness of $156.1 million (Note 7). Prior to the acquisition, we accounted for our 20% interest under the equity method of accounting. We gained a controlling financial interest as a result of this acquisition, and determined we should consolidate our investment within our Core Portfolio effective January 23, 2025. As such, we measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Renaissance Portfolio, at fair value and recognized a $9.6 million loss on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the portfolio (Note 2).

In addition, during the six months ended June 30, 2025, we acquired nine properties totaling $305.8 million (Note 2).

Structured Financing Investments

During the six months ended June 30, 2025, we provided a mezzanine loan and additional advances under a preferred equity investment in the aggregate amount of $28.5 million (Note 3).

Capital Commitments

During the six months ended June 30, 2025, we made capital contributions aggregating $2.1 million to the Funds.

As of June 30, 2025, our share of the remaining capital commitments to the Funds aggregated $14.1 million as follows:

•
$0.3 million to Fund III – Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$5.5 million to Fund IV – Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•
$8.3 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

We do not have any additional capital commitments to Investment Management.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $45.7 million and $41.4 million, as of June 30, 2025 and December 31, 2024, respectively. The Company’s share of these obligations is approximately $38.9 million and $32.3 million, respectively (Note 9).

Development Activities

During the six months ended June 30, 2025, capitalized costs associated with development activities totaled $22.5 million (Note 2). As of June 30, 2025, we had a total of 20 consolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2028 was $25.6 million to $137.6 million. Substantially all remaining development and redevelopment costs are discretionary, and could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, the imposition of tariffs and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt

A summary of our consolidated debt, which includes the full amount of Investment Management related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2025	2024

Total Debt - Fixed and Effectively Fixed Rate	$1,362,547	$1,142,592
Total Debt - Variable Rate	451,925	405,355
	1,814,472	1,547,947
Net unamortized debt issuance costs	(11,713)	(10,893)
Unamortized premium	1,378	212
Total Indebtedness	$1,804,137	$1,537,266

As of June 30, 2025, our consolidated indebtedness aggregated $1,814.5 million, excluding unamortized premium of $1.4 million and net unamortized loan costs of $11.7 million, and was collateralized by 50 properties and related tenant leases. As of June 30, 2025, stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.75% with maturities that ranged from August 1, 2025 to April 15, 2035, excluding available extension options. With respect to the debt maturing in 2025, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance such obligations on favorable terms or at all. Taking into consideration $1,072.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,362.5 million of the portfolio debt, or 75.1%, was fixed at a 4.92% weighted average interest rate and $451.9 million, or 24.9%, was floating at a 6.99% weighted average interest rate as of June 30, 2025. Our variable-rate debt includes $111.2 million of debt subject to interest rate caps.

Without regard to available extension options, as of June 30, 2025, we had (i) $285.1 million of debt maturing in 2025 at a weighted-average interest rate of 6.99%, (ii) $3.4 million of scheduled principal amortization due in the remainder of 2025 and (iii) $9.6 million of remaining scheduled 2025 principal payments and maturities, representing our pro rata share of our unconsolidated debt. In addition, $473.6 million of our total consolidated debt and $13.9 million of our pro-rata share of unconsolidated debt will come due by June 30, 2026. With respect to the debt maturing in 2025 and 2026, we have options to extend consolidated debt aggregating $238.0 million and $205.3 million as of June 30, 2025; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, the imposition of tariffs and other risks, including, but not limited to those detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of June 30, 2025 (Note 10). We did not repurchase any shares under this program during the six months ended June 30, 2025.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within Investment Management, (iv) future sales of existing properties, (v) repayments of structured financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries as of June 30, 2025 totaled $42.8 million. Our remaining sources of liquidity are described further below. Depending upon the availability and cost of external capital, we believe our sources of capital are sufficient to meet our liquidity needs. Our historical cash flows uses are reflected in our Condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

Issuances of Common Shares

The 2025 ATM Program (Note 10) provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an “as-we-go” basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our Core Portfolio and Investment Management acquisitions through the issuance of Common Shares over extended periods, employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from the 2025 ATM Program. Net proceeds raised through the 2025 ATM Program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Investment Management acquisitions, and for general corporate purposes.

As of June 30, 2025, we had 2,445,106 forward shares outstanding under the 2025 ATM Program. The net forward sales price per share of the forward shares under the 2025 ATM program was $22.71 and would result in $55.5 million in net cash proceeds if we were to physically settle the shares. In March 2025, we settled 11,172,699 shares outstanding under the 2025 ATM forward and received proceeds of $277.9 million.

Investment Management Capital

During the six months ended June 30, 2025, Funds III and V called for capital contributions of $10.5 million, of which our aggregate share was $2.1 million. As of June 30, 2025, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were $0, $1.1 million, $18.5 million and $32.9 million, respectively.

Other Transactions

During the first quarter of 2025, we recognized payments of $8.4 million as rental and termination income related to a lease at City Center in San Francisco (Note 11).

As of June 30, 2025, we held 0.5 million shares of Albertsons which had a fair value of $10.9 million (Note 8). In addition, during the six months ended June 30, 2025, we sold 0.2 million shares generating $5.4 million in net proceeds and recognized dividend income of $0.2 million (Note 8).

Financing and Debt

During the second quarter of 2025, we drew $175.0 million on our new $250.0 Million Term Loan, and have $75.0 million available. As of June 30, 2025, we had $471.5 million of capacity under existing Core Portfolio debt facilities. In addition, as of that date within our Core Portfolio and Investment Management portfolio, we had 136 unleveraged consolidated properties with an aggregate carrying value of approximately $2.2 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all (Note 7).

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2025 with the cash flow for the six months ended June 30, 2024 (in millions, totals may not add due to rounding):

	Six Months Ended June 30,
	2025	2024	Variance

Net cash provided by operating activities	$90.7	$58.0	$32.7
Net cash (used in) provided by investing activities	(394.7)	20.0	(414.7)
Net cash provided by (used in) financing activities	332.1	(48.2)	380.3
Increase in cash and cash equivalents and restricted cash	$28.1	$29.8	$(1.7)

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from rental revenue, and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Our operating activities provided $32.7 million more cash for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to the repayment of accrued interest on a note receivable.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Our investing activities used $414.7 million more cash during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to (i) $333.5 million more cash used for the acquisition of real estate, (ii) $58.7 million less cash received from the disposition of properties, (iii) $12.2 million more cash used for the issuance of notes receivable, (iv) $10.1 million more cash used for development, construction and property improvement costs, and (v) $5.2 million less cash received from the repayment of notes receivable.

Financing Activities

Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.

Our financing activities provided $380.3 million more cash during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily from (i) $283.8 million more cash from proceeds on debt, (ii) $135.4 million more cash provided by the sale of Common Shares, (iii) $5.8 million more cash used for financing costs and (iv) $3.4 million less capital distributed to noncontrolling interests. These increases were offset by (i) $35.3 million less cash provided by contributions from noncontrolling interests and (ii) $13.2 million more used to pay dividends.

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		June 30, 2025
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Tri-City Plaza	18.1%	$6.4	6.16%	Oct 2025
Frederick County Square	90.0%	4.5	6.84%	Jan 2026
650 Bald Hill Rd	20.8%	3.1	3.75%	Jun 2026
840 N. Michigan	94.4%	36.8	6.50%	Dec 2026
Wood Ridge Plaza	18.1%	6.5	7.20%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale FC	89.4%	6.8	6.87%	Nov 2027
Georgetown Portfolio	50.0%	6.8	4.72%	Dec 2027
LINQ Promenade(e)	15.0%	26.3	6.06%	Dec 2027
Shoppes at South Hills(b)	18.1%	5.9	5.95%	Mar 2028
Mohawk Commons	18.1%	7.1	5.80%	Mar 2028
The Walk at Highwoods Preserve(b)	20.0%	4.1	6.25%	Oct 2028
Crossroads Shopping Center(c)	49.0%	36.8	5.78%	Nov 2029
Gotham Plaza	49.0%	13.7	5.90%	Oct 2034
Total		$174.8

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect as of June 30, 2025, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.
(d)
The debt has one available three-month extension option.
(e)
The debt has one available 24-month extension option.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 in the Notes to Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements.

SUPPLEMENTAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following supplements the discussion contained under the heading “Certain U.S. Federal Income Tax Considerations” in our prospectus dated November 6, 2023.

The One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, or the OBBBA. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the relevant changes:

•
The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. In particular, such extensions included the permanent extension of (i) the 37% tax rate as the highest marginal individual income tax rate on ordinary income and (ii) the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers.
•
The OBBBA increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries, or TRSs, from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may be equal to up to 25% of the value of its gross assets without causing the REIT to fail to qualify as a real estate investment trust.
•
Finally, the OBBBA modified the calculation of the business interest deduction limitation under section 163(j) of the Code. Such limitation is equal to 30% of the taxpayer’s “adjusted taxable income.” Prior to the passage of the OBBBA, for tax years beginning after December 31, 2021, a taxpayer’s “adjusted taxable income” was reduced by depreciation, amortization and depletion. Pursuant to the OBBBA, “adjusted taxable income” is calculated without regard to such items.

The OBBBA contain complex revisions to the U.S. federal income tax laws. Holders of our Common Shares are urged to consult with their tax advisors with respect to the OBBBA and its potential effect on the acquisition, ownership and disposition of our Common Shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of June 30, 2025

Our primary market risk exposure is to changes in interest rates related to our property mortgage loans and other debt. See Note 7 in the Notes to Condensed Consolidated Financial Statements, for certain quantitative details related to our property mortgage loans and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2025, we had total property mortgage loans and other notes payable of $1,814.5 million, excluding the unamortized premium of $1.4 million and net unamortized debt issuance costs of $11.7 million, of which $1,362.5 million, or 75.1% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $451.9 million, or 24.9%, was variable-rate based upon SOFR or Prime rates plus certain spreads. As of June 30, 2025, we were party to 31 interest rate swaps and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,072.8 million and $111.2 million of variable-rate debt, respectively. If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.

The following table sets forth information as of June 30, 2025 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

Core Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$1.1	$—	$1.1	—%
2026	4.9	102.0	106.9	6.1%
2027	4.8	45.1	49.9	4.8%
2028	1.8	523.9	525.7	4.1%
2029	1.2	172.1	173.3	5.3%
Thereafter	1.3	176.6	177.9	4.4%
	$15.1	$1,019.7	$1,034.8

Investment Management Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$2.3	$285.1	$287.4	7.0%
2026	2.9	237.2	240.1	6.4%
2027	1.7	165.7	167.4	6.6%
2028	0.3	84.5	84.8	5.9%
2029	—	—	—	—%
Thereafter	—	—	—	—%
	$7.2	$772.5	$779.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$3.2	$6.4	$9.6	6.2%
2026	6.2	35.8	42.0	6.3%
2027	1.1	55.0	56.1	6.1%
2028	0.1	16.6	16.7	6.0%
2029	0.3	36.4	36.7	5.8%
Thereafter	—	13.7	13.7	5.9%
	$10.9	$163.9	$174.8

Without regard to available extension options, in the remainder of 2025, $288.5 million of our total consolidated debt and $9.6 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $346.9 million of our total consolidated debt and $42.0 million of our pro-rata share of unconsolidated debt will become due in 2026. As it relates to the aforementioned maturing debt in 2025 and 2026, we have options to extend consolidated debt aggregating $238.0 million and $205.3 million at June 30, 2025, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $6.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.8 million. Interest expense on our variable-rate debt of $451.9 million, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2025, would increase $4.5 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2025, the fair value of our total consolidated outstanding debt would decrease by approximately $11.5 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would increase by approximately $6.4 million.

As of June 30, 2025, and December 31, 2024, we had consolidated notes receivable of $154.7 million and $126.6 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of June 30, 2025, the fair value of our total outstanding notes receivable would decrease by approximately $1.5 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.5 million.

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

Changes in Market Risk Exposures from December 31, 2024 to June 30, 2025

Our interest rate risk exposure from December 31, 2024, to June 30, 2025, has increased on an absolute basis, as the $405.4 million of variable-rate debt as of December 31, 2024 has increased to $451.9 million as of June 30, 2025. Our interest rate exposure as a percentage of total debt has decreased, as our variable-rate debt accounted for 26.2% of our consolidated debt as of December 31, 2024 compared to 24.9% as of June 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2025, at a reasonable level of assurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended June 30, 2025, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

10.1

Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 29, 2025, by and among Acadia Realty Limited Partnership, Acadia Realty Trust, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, Truist Bank, and PNC Bank, National Association, as syndication agents, BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Securities, Inc. and PNC Capital Markets LLC, as joint lead arrangers, and the lenders and letter of credit issuers party thereto

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

Dated: July 30, 2025