Form 10-Q
period 2025-09-30
ACADIA REALTY TRUST
filed 2025-10-29
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, there were 131,034,624 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS	(Unaudited)
Investments in real estate
Operating real estate, net	$3,994,407	$3,543,974
Real estate under development	142,468	129,619
Net investments in real estate	4,136,875	3,673,593
Notes receivable, net ($1,692 and $2,004 of allowance for credit losses as of September 30, 2025 and December 31, 2024, respectively)(a)	154,765	126,584
Investments in and advances to unconsolidated affiliates	164,403	209,232
Other assets, net	230,327	223,767
Right-of-use assets - operating leases, net	24,552	25,531
Cash and cash equivalents	49,388	16,806
Restricted cash	25,647	22,897
Marketable securities	4,502	14,771
Rents receivable, net	63,710	58,022
Assets of property held for sale	21,023	—
Total assets (b)	$4,875,192	$4,371,203

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$978,915	$953,700
Unsecured notes payable, net	818,093	569,566
Unsecured line of credit	65,000	14,000
Accounts payable and other liabilities	276,233	232,726
Lease liabilities - operating leases	26,969	27,920
Dividends and distributions payable	27,749	24,505
Distributions in excess of income from, and investments in, unconsolidated affiliates	17,119	16,514
Total liabilities (b)	2,210,078	1,838,931
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	9,114	30,583
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 131,031,455 and 119,657,594 shares as of September 30, 2025 and December 31, 2024, respectively	131	120
Additional paid-in capital	2,708,691	2,436,285
Accumulated other comprehensive income	17,001	38,650
Distributions in excess of accumulated earnings	(479,803)	(409,383)
Total Acadia shareholders’ equity	2,246,020	2,065,672
Noncontrolling interests	409,980	436,017
Total equity	2,656,000	2,501,689
Total liabilities, redeemable noncontrolling interests, and equity	$4,875,192	$4,371,203

(a)
Includes Notes receivable, net from related parties of $14.2 million and $14.8 million as of September 30, 2025 and December 31, 2024, respectively (Note 3).
(b)
Includes consolidated assets and liabilities of Acadia Realty Limited Partnership (the “Operating Partnership”), which is a consolidated variable interest entity (“VIE”) (Note 15). The Condensed Consolidated Balance Sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,776.1 million and $1,640.1 million of Operating real estate, net; $- million and $31.5 million of Real estate under development; $56.2 million and $74.4 million of Investments in and advances to unconsolidated affiliates; $84.2 million and $79.4 million of Other assets, net; $1.6 million and $2.0 million of Right-of-use assets - operating leases, net; $36.8 million and $15.9 million of Cash and cash equivalents; $12.9 million and $11.0 million of Restricted cash; $27.2 million and $27.3 million of Rents receivable, net; $21.0 million and $- million of Assets of properties held for sale; $876.3 million and $799.7 million of Mortgage and other notes payable, net; $130.1 million and $120.1 million of Accounts payable and other liabilities; $1.7 million and $2.1 million of Lease liability- operating leases as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Rental	$98,714	$86,288	$299,651	$257,951
Other	2,292	1,457	6,341	8,404
Total revenues	101,006	87,745	305,992	266,355
Expenses
Depreciation and amortization	38,884	34,500	117,593	103,721
General and administrative	10,924	10,215	34,053	30,162
Real estate taxes	11,832	11,187	38,452	33,514
Property operating	16,627	14,351	52,431	49,228
Impairment charges	12,570	—	37,210	—
Total expenses	90,837	70,253	279,739	216,625

Gain (loss) on disposition of properties	2,515	—	2,515	(441)
Operating income	12,684	17,492	28,768	49,289
Equity in (losses) earnings of unconsolidated affiliates	(3,694)	11,784	(9,598)	15,952
Interest income (a)	6,121	7,859	18,575	18,510
Realized and unrealized holding losses on investments and other	(1,760)	(1,503)	(193)	(5,918)
Interest expense	(24,304)	(23,363)	(71,155)	(70,653)
Loss on change in control	—	—	(9,622)	—
(Loss) income from continuing operations before income taxes	(10,953)	12,269	(43,225)	7,180
Income tax provision	(2)	(15)	(329)	(201)
Net (loss) income	(10,955)	12,254	(43,554)	6,979
Net loss attributable to redeemable noncontrolling interests	1,567	1,672	4,960	6,518
Net loss (income) attributable to noncontrolling interests	15,006	(5,512)	47,783	(371)
Net income attributable to Acadia shareholders	$5,618	$8,414	$9,189	$13,126

Basic income per share	$0.03	$0.07	$0.06	$0.12
Diluted income per share	$0.03	$0.07	$0.06	$0.12

Weighted average shares for basic income per share	131,020	108,351	127,812	104,704
Weighted average shares for diluted income per share	131,022	108,351	127,819	104,704
(a)
Includes interest income on Notes receivable, net from related parties, advances to unconsolidated affiliates, and loans to redeemable noncontrolling interest holders of $3.2 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively, and $10.1 million and $10.3 million for the nine months ended September 30, 2025 and 2024, respectively (Note 3, Note 10).

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net (loss) income	$(10,955)	$12,254	$(43,554)	$6,979
Other comprehensive loss:
Unrealized gain (loss) on valuation of swap agreements	385	(31,715)	(14,611)	2,301
Reclassification of realized interest on swap agreements	(3,710)	(7,327)	(11,173)	(25,011)
Other comprehensive loss	(3,325)	(39,042)	(25,784)	(22,710)
Comprehensive loss	(14,280)	(26,788)	(69,338)	(15,731)
Comprehensive loss attributable to redeemable noncontrolling interests	1,567	1,672	4,960	6,518
Comprehensive loss attributable to noncontrolling interests	15,350	3,160	51,918	7,148
Comprehensive income (loss) attributable to Acadia shareholders	$2,637	$(21,956)	$(12,460)	$(2,065)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2025 and 2024

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of July 1, 2025	131,011	$131	$2,707,218	$19,982	$(458,205)	$2,269,126	$437,033	$2,706,159	$21,174
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	17	—	290	—	—	290	(290)	—	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(26,202)	(26,202)	(1,447)	(27,649)	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(1,014)	(1,014)	—	(1,014)	1,014
Acquisition of noncontrolling interest (Note 10)	—	—	(1,528)	—	—	(1,528)	(105)	(1,633)	(8,232)
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(3,270)
Employee and trustee stock compensation, net	3	—	58	—	—	58	2,961	3,019	—
Noncontrolling interest distributions	—	—	—	—	—	—	(16,215)	(16,215)	(5)
Noncontrolling interest contributions	—	—	—	—	—	—	6,046	6,046	—
Comprehensive (loss) income	—	—	—	(2,981)	5,618	2,637	(15,350)	(12,713)	(1,567)
Reallocation of noncontrolling interests	—	—	2,653	—	—	2,653	(2,653)	—	—
Balance as of September 30, 2025	131,031	$131	$2,708,691	$17,001	$(479,803)	$2,246,020	$409,980	$2,656,000	$9,114

Balance as of July 1, 2024	105,267	$105	$2,115,689	$47,621	$(381,945)	$1,781,470	$457,221	$2,238,691	$40,874
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	95	—	1,546	—	—	1,546	(1,546)	—	—
Issuance of Common Shares, net	8,534	9	186,710	—	—	186,719	—	186,719	—
Dividends/distributions declared ($0.19 per Common Share/OP Unit)	—	—	—	—	(21,641)	(21,641)	(1,273)	(22,914)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(4,165)
Employee and trustee stock compensation, net	6	—	235	—	—	235	2,494	2,729	—
Noncontrolling interest distributions	—	—	—	—	—	—	(7,591)	(7,591)	—
Noncontrolling interest contributions	—	—	—	—	—	—	2,409	2,409	—
Comprehensive (loss) income	—	—	—	(30,370)	8,414	(21,956)	(3,160)	(25,116)	(1,672)
Reallocation of noncontrolling interests	—	—	354	—	—	354	(354)	—	—
Balance as of September 30, 2024	113,902	$114	$2,304,534	$17,251	$(395,172)	$1,926,727	$448,200	$2,374,927	$35,037

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2025 and 2024

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2025	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583
Issuance of Common Shares, net	11,173	11	277,495	—	—	277,506	—	277,506	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	153	—	2,403	—	—	2,403	(2,403)	—	—
Dividends/distributions declared ($0.60 per Common Share/OP Unit)	—	—	—	—	(78,595)	(78,595)	(4,337)	(82,932)	—
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	29,573	29,573	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(1,014)	(1,014)	—	(1,014)	1,014
Acquisition of noncontrolling interest (Note 10)	—	—	(1,528)	—	—	(1,528)	(105)	(1,633)	(8,232)
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(9,296)
Employee and trustee stock compensation, net	47	—	257	—	—	257	8,407	8,664	—
Noncontrolling interest distributions	—	—	—	—	—	—	(25,889)	(25,889)	(5)
Noncontrolling interest contributions	—	—	—	—	—	—	14,414	14,414	10
Comprehensive (loss) income	—	—	—	(21,649)	9,189	(12,460)	(51,918)	(64,378)	(4,960)
Reallocation of noncontrolling interests	—	—	(6,221)	—	—	(6,221)	6,221	—	—
Balance at September 30, 2025	131,031	$131	$2,708,691	$17,001	$(479,803)	$2,246,020	$409,980	$2,656,000	$9,114

Balance at January 1, 2024	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339
Issuance of Common Shares, net	17,173	18	328,824	—	—	328,842	—	328,842	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	1,290	1	20,886	—	—	20,887	(20,888)	(1)	—
Dividends/distributions declared (0.55 per Common Share/OP Unit)	—	—	—	—	(59,157)	(59,157)	(3,954)	(63,111)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(8,778)
Employee and trustee stock compensation, net	77	—	1,059	—	—	1,059	9,026	10,085	—
Noncontrolling interest distributions	—	—	—	—	—	—	(21,010)	(21,010)	(6)
Noncontrolling interest contributions	—	—	—	—	—	—	46,118	46,118	—
Comprehensive (loss) income	—	—	—	(15,191)	13,126	(2,065)	(7,148)	(9,213)	(6,518)
Reallocation of noncontrolling interests	—	—	244	—	—	244	(244)	—	—
Balance at September 30, 2024	113,902	$114	$2,304,534	$17,251	$(395,172)	$1,926,727	$448,200	$2,374,927	$35,037

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(43,554)	$6,979
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	117,593	103,721
(Gain) loss on disposition of properties and other investments	(2,515)	441
Net unrealized holding losses on investments	508	5,277
Stock compensation expense	8,664	10,085
Straight-line rents	(2,691)	(372)
Equity in losses (earnings) of unconsolidated affiliates	9,598	(15,952)
Distributions of operating income from unconsolidated affiliates	2,054	19,821
Amortization of financing costs	6,600	5,896
Non-cash lease expense	3,063	2,787
Loss on change in control	9,622	—
Impairment charges	37,210	—
Other, net	(7,673)	(3,306)
Changes in assets and liabilities:
Rents receivable	(5,874)	(6,193)
Other liabilities	(8,638)	(3,507)
Accounts payable and accrued expenses	(2,207)	(2,468)
Prepaid expenses and other assets	6,270	(17,743)
Lease liabilities - operating leases	(3,035)	(2,890)
Net cash provided by operating activities	124,995	102,576
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(406,907)	(48,855)
Proceeds from the disposition of properties and other investments, net	61,533	58,670
Investments in unconsolidated affiliates	(6,964)	(9,780)
Development, construction and property improvement costs	(86,638)	(62,399)
Refund (payment) for properties under purchase contract	11,500	(5,413)
Increase in cash and restricted cash upon change of control	6,777	—
Return of capital from unconsolidated affiliates	9,734	14,910
Payment of deferred leasing costs	(9,828)	(5,585)
Proceeds from sale of marketable securities	9,761	10,503
Proceeds from repayment of note receivable	807	6,000
Issuance of note receivable	(20,211)	(8,184)
Net cash used in investing activities	(430,436)	(50,133)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured debt	1,091,200	342,984
Principal payments on unsecured debt	(790,200)	(655,871)
Proceeds from issuances of Common Shares	277,519	328,842
Capital contributions from noncontrolling interests	14,424	46,118
Principal payments on mortgage and other notes	(192,309)	(27,013)
Proceeds received from mortgage and other notes	60,336	49,226
Distributions to noncontrolling interests	(30,402)	(24,971)
Dividends paid to Common Shareholders	(75,128)	(54,681)
Payment of deferred financing and other costs	(5,359)	(11,004)
Acquisition of noncontrolling interest	(9,865)	—
Payments of finance lease obligations	557	(2,072)
Net cash provided by (used in) financing activities	340,773	(8,442)
Increase in cash and cash equivalents and restricted cash	35,332	44,001
Cash and cash equivalents of $16,806 and $17,481 and restricted cash of $22,897 and $7,813, respectively, beginning of period	39,703	25,294
Cash and cash equivalents of $49,388 and $46,207 and restricted cash of $25,647 and $23,088, respectively, end of period	$75,035	$69,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $8,234 and $5,152 respectively (a)	$83,457	$93,720
Cash paid for income taxes, net of refunds	$330	$202

Supplemental disclosure of non-cash investing and financing activities
Dividends/Distributions declared and payable	$27,720	$22,914
Conversion of Common and Preferred OP Units to Common Shares	$2,403	$20,888
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$9,296	$8,927
Retained investment in an unconsolidated affiliate	$—	$2,432
Adjustment of redeemable non-controlling interest to estimated redemption value	$1,014	$—
Note receivable and accrued interest exchanged for redeemable noncontrolling interest	$48,064	$—

Increase (decrease) in assets and liabilities resulting from the consolidation of previously unconsolidated investment:
Operating real estate	$201,700	$—
Mortgage and other notes payable	156,117	—
Investments in and advances to unconsolidated affiliates	(28,516)	—
Rents receivable and other assets	654	—
Accounts payable and other liabilities	4,548	—
Noncontrolling interests	29,572	—

(a)
Cash paid during the period for interest only includes payments made on our mortgages and does not capture the effect of hedging instruments. The Company received net cash from interest rate swap settlements of $9.9 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Acadia Realty Trust, (the “Trust”, collectively with its consolidated subsidiaries, the “Company”), a Maryland real estate investment trust (“REIT”), is a fully-integrated equity real estate investment trust focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States.

All of the Company’s assets are held by, and its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. At September 30, 2025 and December 31, 2024, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share in the cash distributions and profits and losses of the Operating Partnership in proportion to its percentage interest.

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

The Company owns and operates a high-quality core real estate portfolio, primarily comprised of open-air street retail assets in the nation’s most dynamic retail corridors (“REIT Portfolio”). This portfolio is complemented by an investment management platform that leverages institutional capital relationships to pursue opportunistic, high-yield, and/or value-add investments (“Investment Management”). As of September 30, 2025, the Company held ownership interests in 167 properties (including properties in various stages of development and redevelopment) within its REIT Portfolio, which includes properties either wholly owned or partially owned through joint ventures by the Operating Partnership or subsidiaries, excluding properties owned through the Investment Management platform.

The Company also held ownership interests in 51 properties through its Investment Management platform, which facilitates investments in primarily opportunistic and value-add retail real estate alongside institutional partners. Active investments are held through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The Company consolidates the Funds as variable interest entities (“VIE”) as it is the primary beneficiary, having (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) the obligation to absorb the Funds’ losses, and (iii) the right to receive benefits from the Funds that could potentially be significant.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of September 30, 2025 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of September 30, 2025 (a)
Fund II (c)	6/2004	80.00%	$559.4	$0.0	80.00%	8%	$172.9
Fund III	5/2007	24.54%	449.2	0.8	39.63%	6%	616.3
Fund IV	5/2012	23.12%	506.0	24.0	23.12%	6%	221.4
Fund V	8/2016	20.10%	485.8	34.2	20.10%	6%	169.8

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share. All returns and distributions referenced are presented net of fees and promote.
(b)
Amount represents the current economic ownership as of September 30, 2025, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(c)
In the third quarter of 2025, two Fund II investors exercised their put rights, and the Company acquired the investors’ 18.33% interest for approximately $54.4 million (Note 10) increasing its ownership in Fund II from 61.67% to 80%.

Also within Investment Management, we hold equity method investments in three unconsolidated co-investment vehicles with large institutional investors. Our equity ownership interests range from 5% to 20% in each venture. These investments are individually negotiated and may result in varying economic terms. In addition to these unconsolidated co-investments, as of September 30, 2025, we also own two assets within the Investment Management platform, that we intend to recapitalize with an institutional investor as part of our Investment Management strategy. Any potential recapitalization remains subject to final agreement between the parties, customary closing conditions, and market uncertainty. Thus, no assurances can be given that the Company will successfully close on a recapitalization.

The 218 REIT Portfolio and Investment Management properties primarily consist of street and urban retail properties, and suburban shopping centers.

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

Segments

During the third quarter of 2025, the Company renamed its historical Core Portfolio segment as the REIT Portfolio segment. No prior period information was recast and the designation change did not impact the Company’s condensed consolidated financial statements. Refer to Note 12.

We define our reportable segments based on the manner in which our chief operating decision maker makes key operating decisions, evaluates financial performance, allocates resources and manages our business. This approach aligns with our internal reporting structure and reflects the economic characteristics and nature of our operations. Accordingly, we have identified three reportable operating segments: REIT Portfolio, Investment Management and Structured Financing. Refer to Note 12 for additional segment information.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance; however, it does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	September 30,	December 31,
	2025	2024
Buildings and improvements	$3,411,249	$3,174,250
Tenant improvements	332,990	304,645
Land	1,147,235	906,031
Construction in progress	30,944	23,704
Right-of-use assets - finance leases (Note 11)	61,366	61,366
Total	4,983,784	4,469,996
Less: Accumulated depreciation and amortization	(989,377)	(926,022)
Operating real estate, net	3,994,407	3,543,974
Real estate under development	142,468	129,619
Net investments in real estate	$4,136,875	$3,673,593

Acquisitions

During the nine months ended September 30, 2025, the Company acquired the following retail properties and other retail investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price (a)
2025 Acquisitions
REIT Portfolio
106 Spring Street - New York, NY	100%	January 9, 2025	$55,137
73 Wooster Street - New York, NY	100%	January 9, 2025	25,459
Renaissance Portfolio - Washington, D.C. (b)	48%	January 23, 2025	245,700
95, 97, and 107 North 6th Street - Brooklyn, NY	100%	April 9, 2025	59,668
85 5th Avenue - New York, NY	100%	April 11, 2025	47,014
70 and 93 North 6th Street - Brooklyn, NY	100%	June 4, 2025	50,323
2117 N. Henderson Avenue (Land Parcel) - Dallas, TX	100%	July 31, 2025	904
Subtotal REIT Portfolio			484,205

Investment Management
Pinewood Square - Lake Worth, FL	100%	March 19, 2025	68,207
The Avenue at West Cobb - Marietta, GA	100%	September 30, 2025	62,701
Subtotal Investment Management			130,908
Total 2025 Acquisitions			$615,113
(a)
Purchase price includes capitalized transaction costs of $2.4 million.
(b)
On January 23, 2025, the Company acquired an additional 48% economic ownership interest, and increased its existing 20% interest to 68%, in the Renaissance Portfolio primarily located in Washington D.C. The 48% interest was acquired for a purchase price of $117.9 million, based upon a gross portfolio fair value of $245.7 million, which included existing mortgage loan indebtedness of $156.1 million in aggregate (Note 7). Prior to the acquisition, the Company accounted for its 20% interest under the equity method of accounting (Note 4). Due to the Company gaining a controlling financial interest as a result of this acquisition, the Company determined it should consolidate its investment within its REIT Portfolio effective January 23, 2025. As such, the Company measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Renaissance Portfolio, at fair value and recognized a $9.6 million loss on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the portfolio in its Condensed Consolidated Statements of Operations related to the remeasurement of its previously held equity interest.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations

The purchase prices for the acquisitions (excluding any properties that were acquired in development) were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the nine months ended September 30, 2025 (in thousands):

	Land	Buildings and improvements	Intangible assets	Intangible liabilities	Debt fair value adjustment	Total
106 Spring Street	$51,495	$5,043	$10,165	$(11,566)	$—	$55,137
73 Wooster St	15,876	6,775	2,848	(40)	—	25,459
Renaissance Portfolio	103,962	127,368	20,016	(4,100)	(1,546)	245,700
Pinewood Square	17,208	46,208	12,668	(7,877)	—	68,207
95, 97, and 107 North 6th Street	17,342	36,493	6,167	(334)	—	59,668
85 5th Avenue	32,718	7,318	6,978	—	—	47,014
70 and 93 North 6th Street	17,058	30,834	5,833	(3,402)	—	50,323
2117 N. Henderson Avenue	904	—	—	—	—	904
The Avenue at West Cobb	9,647	40,355	15,633	(2,934)	—	62,701
2025 Total	$266,210	$300,394	$80,308	$(30,253)	$(1,546)	$615,113

The Company determines the fair value of the individual components of real estate asset acquisitions primarily through calculating the “as-if vacant” value of a building, using an income approach, which relies significantly upon internally determined assumptions. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the “as-if vacant” value for acquisition activity during the nine months ended September 30, 2025 are as follows:

	2025
	Low	High
Exit Capitalization Rate	5.00%	7.75%
Discount Rate	6.25%	10.50%
Annual net rental rate per square foot on acquired buildings	$15.00	$850.00
Interest rate on assumed debt	6.35%	6.35%

The estimate of the portion of the “as-if vacant” value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

Disposition

During the nine months ended September 30, 2025, the Company disposed of the following retail properties (dollars in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain on Sale (a)
2025 Dispositions
Mad River - Dayton, OH (b)	REIT	August 19, 2025	$15,020	$2,756
640 Broadway - New York, NY (c)	IM (Fund III)	September 5, 2025	49,500	172
Total 2025 Dispositions			$64,520	$2,928

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(a)
During the three months ended September 30, 2025, the Company incurred a $0.4 million loss related to a Fund IV property that was sold in 2019 in connection with a post-closing dispute. This loss is omitted from the table above, but is included in Gain (loss) on disposition of properties in the Company’s Condensed Consolidated Statements of Operations.
(b)
Pursuant to the purchase and sale agreement, $1.9 million of the total sale consideration was placed in an escrow in connection with a contingency, upon resolution of which such funds will be released to the Company as the seller. The Company recognized a variable gain on sale relating to this amount because the Company believes it is probable that a significant reversal of such recorded gain will not occur when the uncertainty associated with the variable consideration will be subsequently resolved in the fourth quarter of 2025. Subsequently, at the end of each reporting period, the Company will update the estimated transaction price (including updating its assessment of whether an estimate of variable consideration is constrained) to represent the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.
(c)
This property was previously impaired. Refer to Note 8 for more detail.

Properties Held for Sale

As of September 30, 2025, the Company classified a portion of 1035 Third Avenue, a consolidated Fund IV Investment Management property, as held for sale. The property was subsequently sold on October 1, 2025 (Note 16). The assets and liabilities of the property held for sale are presented separately in the accompanying condensed consolidated balance sheets and are summarized as follows:

September 30,
2025
Assets
Building and improvements	$23,341
Tenant improvements	1,769
Land	5,896
Less: Accumulated depreciation and amortization	(11,246)
Other	1,263
$21,023
Liabilities
Real estate, intangible liabilities	$—

The Company did not have any properties classified as held for sale as of December 31, 2024.

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service and are undergoing substantial development or construction.

Development activity for these properties during the periods presented is summarized below (dollars in thousands):

	January 1, 2025		Nine Months Ended September 30, 2025			September 30, 2025
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs	Transfers Out	Number of Properties	Carrying Value
REIT Portfolio (a)	4	$98,255	$3,072	$42,219	$1,078	6	142,468
IM (Fund III) (b)	1	31,364	—	2,621	33,985	—	—
Total	5	$129,619	$3,072	$44,840	$35,063	6	$142,468
(a)
During the nine months ended September 30, 2025, the Company placed two REIT Portfolio properties into development within the Henderson Avenue portfolio.
(b)
During the nine months ended September 30, 2025, the Company transferred out one Investment Management Fund III property that is no longer in development.

The number of properties in the table above refers to full-property development projects; however, certain projects represent only a portion of a property, and the capitalized costs and carrying value of these projects are included in the table above. As of September 30, 2025, consolidated development projects included six properties in the Henderson Avenue Portfolio (REIT Portfolio).

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

	September 30,	December 31,	September 30, 2025
Description	2025	2024	Number	Maturity Date	Interest Rate
Notes receivable	$156,457	$128,588	7	Apr 2020 - Dec 2027	6.00% - 13.75%
Allowance for credit losses	(1,692)	(2,004)
Notes receivable, net	$154,765	$126,584	7

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, with a principal balance of $54.0 million as of March 31, 2025. The maturity date was extended from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid $25.3 million of accrued interest. The Company also provided a mezzanine loan and additional advances under the preferred equity related to the same asset which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00%. As of September 30, 2025, the Company advanced $28.5 million in aggregate. The borrower entity was determined to be a VIE in which the Company holds a variable interest, but the Company is not the primary beneficiary. Accordingly, the VIE is not consolidated (Note 15).

The following table presents the activity in the allowance for credit losses for the nine months ended September 30, 2025 and year ended December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Allowance for credit losses as of beginning of periods	$2,004	$1,279
Provision of loan losses	(312)	725
Total credit allowance	$1,692	$2,004

As of September 30, 2025, the Company had six performing notes with a total amortized cost of $142.5 million, including accrued interest of $3.9 million. Each note was evaluated individually due to the lack of comparability across the Structured Financing portfolio.

One note receivable, totaling $21.6 million including accrued interest (exclusive of default interest and other amounts due on the loan that have not been recognized), was in default as of September 30, 2025 and December 31, 2024. The loan matured on April 1, 2020 and was not repaid. The Company expects to take appropriate actions to recover the amounts due under the loan and has issued a reservation of rights letter to the borrowers and guarantor, reserving all of its rights and remedies under the applicable note documents and otherwise. The Company applied the collateral-dependent practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) as the note is expected to be settled through foreclosure or possession of the underlying collateral. Based on the estimated fair value of the collateral at the expected realization date, no allowance for credit losses was recorded.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	September 30,	December 31,
Portfolio	Property	September 30, 2025	2025	2024

REIT:	Renaissance Portfolio (a)	68%	$—	$28,250
	Gotham Plaza	49%	30,393	30,561
	Georgetown Portfolio (b)	50%	3,792	4,214
	1238 Wisconsin Avenue (b, c)	80%	18,194	19,048
	840 N. Michigan Avenue (d, e)	94.35%	31,188	28,111
			83,567	110,184
Investment Management:
Fund IV: (i)	Fund IV Other Portfolio (j)	90%	432	5,291
	650 Bald Hill Road (k)	90%	5,823	9,220
			6,255	14,511

Fund V: (i)	Family Center at Riverdale (d)	89.42%	650	1,832
	Tri-City Plaza	90%	6,070	6,914
	Frederick County Acquisitions (f)	90%	4,879	4,375
	Wood Ridge Plaza	90%	8,179	9,313
	La Frontera Village	90%	10,519	13,389
	Shoppes at South Hills	90%	9,203	10,139
	Mohawk Commons	90%	9,897	12,350
			49,397	58,312

Other:	Shops at Grand	5%	2,360	2,452
	Walk at Highwoods Preserve	20%	1,899	2,279
	LINQ Promenade	15%	15,934	16,508
			20,193	21,239

Various:	Due from Related Parties		1,480	446
	Other (g)		3,511	4,540
	Investments in and advances to unconsolidated affiliates		$164,403	$209,232

REIT:	Crossroads (h)	49%	$17,119	$16,514
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$17,119	$16,514

(a)
On January 23, 2025, the Company acquired an additional 48% economic ownership interest, and increased its existing 20% interest to 68%, in the Renaissance Portfolio primarily located in Washington D.C. Prior to the acquisition, the Company accounted for its 20% interest under the equity method of accounting. Due to the Company gaining a controlling financial interest as a result of this acquisition, the Company concluded that the entity is a variable interest entity (“VIE”) and that it is the primary beneficiary, and it should consolidate its investment within its REIT Portfolio segment effective January 23, 2025. Accordingly, the Company recognized a loss on change in control of $9.6 million (Note 2).
(b)
Represents a VIE for which the Company is not the primary beneficiary (Note 15).
(c)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of September 30, 2025 and December 31, 2024 the related party note receivable had a principal balance of $12.8 million, net of a $0.1 million allowance for each period. The loan is secured by the venture members’ equity interest in the entity that owns the 1238 Wisconsin development property, bears interest at Prime + 1.0% (subject to a 4.5% floor), and matures on December 28, 2027. The Company recognized interest income of $0.1 million for each of the three and nine month periods ended September 30, 2025 and 2024, respectively, related to this note receivable.
(d)
Represents a tenancy-in-common interest.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(e)
In February 2025, the Company acquired an additional 2.5% interest in the 840 North Michigan Avenue venture increasing its ownership interest from 91.85% to 94.35%. The note receivable from the 840 North Michigan Avenue venture partners had a balance of $1.6 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively and matures in July 2025 (Note 3).
(f)
On September 25, 2024 the venture which Fund V holds a 90% interest in sold a 300,000 square foot property, Frederick Crossing, in Frederick County, Maryland. Fund V maintains its 90% interest in the venture which retains its interest in the remaining Frederick County Square property of the Frederick County Acquisitions portfolio.
(g)
Includes cost-method investment in Fifth Wall. The Company recorded an impairment charge of $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, which is included in Realized and unrealized holding gains (losses) on investments and other in the Company’s Condensed Consolidated Statements of Operations.
(h)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.
(i)
The Company owns 23.12% and 20.10% in Funds IV and V, respectively (Note 1). For the ventures within these funds, the ownership interest percentage represents the Fund’s ownership interest and not the Company’s proportionate share.
(j)
As of September 30, 2025, the investment balance relates to undistributed proceeds from the disposition of the Eden Square property.
(k)
As of September 30, 2025, the venture recognized an impairment charge of $3.5 million on the property due to a shortened hold period. The Company’s proportionate share of $0.7 million was recorded through Equity in (losses) earnings of unconsolidated affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company continues to monitor its investment in 650 Bald Hill and has not identified any additional indicators of other than temporary impairment at the reporting date.

During the second quarter of 2025, the Company, through Fund IV, sold its investment in Eden Square for $28.0 million and repaid the related $23.3 million property mortgage loan. The venture recognized a loss of $1.0 million, of which Fund IV’s proportionate share was $2.1 million due to additional fund-level selling costs and an outstanding basis difference attributable to Fund IV’s investment structure. The Company’s proportionate share of the loss was $0.3 million.

Fees earned from and paid to Unconsolidated Affiliates

The Company earned fees for asset management, property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $1.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $3.1 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, which are included in Other revenues in the Condensed Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to the Company’s unaffiliated joint venture partners of $0.7 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of September 30, 2025 (in thousands):

	September 30,	December 31,
	2025	2024
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$905,140	$1,016,229
Other assets	125,202	162,713
Total assets	$1,030,342	$1,178,942
Liabilities and partners’ equity:
Mortgage notes payable	$631,956	$815,045
Other liabilities	130,437	140,743
Partners’ equity	267,949	223,154
Total liabilities and partners’ equity	$1,030,342	$1,178,942

Company's share of accumulated equity	$128,152	$131,793
Basis differential	8,958	50,851
Deferred fees, net of portion related to the Company's interest	5,232	5,400
Amounts receivable/payable by the Company	1,480	446
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	143,822	188,490
Investments carried at cost	3,462	4,228
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	17,119	16,514
Investments in and advances to unconsolidated affiliates	$164,403	$209,232

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Combined and Condensed Statements of Operations
Total revenues	$29,073	$27,792	$90,215	$83,977
Operating and other expenses	(10,911)	(9,488)	(34,141)	(29,624)
Interest expense	(9,780)	(9,895)	(31,944)	(30,514)
Depreciation and amortization	(11,946)	(10,266)	(38,420)	(32,062)
Gain on extinguishment of debt (a)	971	952	2,893	2,963
Impairment of real estate (c)	(3,480)	—	(3,480)	—
Gain (loss) on disposition of properties (b)	—	12,849	(1,030)	21,368
Net (loss) income attributable to unconsolidated affiliates	$(6,073)	$11,944	$(15,907)	$16,108

Company’s share of equity in net (losses) earnings of unconsolidated affiliates	$(3,596)	$12,028	$(9,304)	$16,684
Basis differential amortization	(98)	(244)	(294)	(732)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(3,694)	$11,784	$(9,598)	$15,952
(a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the three and nine months ended September 30, 2025 and 2024.
(b)
Includes the loss on the sale of Eden Square for the nine months ended September 30, 2025. Includes the gain on sale of the Frederick Crossing property for the three and nine ended September 30, 2024, and the gain on the sale of the Paramus Plaza property for the nine months ended September 30, 2024.
(c)
The impairment charge for the three and nine months ended September 30, 2025 is related to the 650 Bald Hill Road property.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	September 30,	December 31,
(in thousands)	2025	2024
Other Assets, Net:
Lease intangibles, net (Note 6)	$138,176	$86,853
Derivative financial instruments (Note 8)	10,664	31,145
Deferred charges, net (A)	41,905	39,189
Accrued interest receivable (Note 3)	9,068	32,154
Prepaid expenses	19,682	15,448
Due from seller	1,768	2,343
Income taxes receivable	1,250	1,475
Deposits	742	12,074
Corporate assets, net	488	563
Other receivables	6,584	2,523
	$230,327	$223,767

(A) Deferred Charges, Net:
Deferred leasing and other costs	$90,770	$82,770
Deferred financing costs related to line of credit	13,939	13,889
	104,709	96,659
Accumulated amortization	(62,804)	(57,470)
Deferred charges, net	$41,905	$39,189

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$99,099	$77,534
Accounts payable and accrued expenses	87,124	68,354
Deferred income	32,317	39,351
Tenant security deposits, escrow and other	22,431	14,515
Lease liability - finance leases, net (Note 11)	31,931	31,374
Derivative financial instruments (Note 8)	3,331	1,598
	$276,233	$232,726

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Condensed Consolidated Balance Sheets and summarized as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$409,404	$(281,927)	127,477	$336,660	$(255,899)	$80,761
Above-market rent	32,936	(22,237)	10,699	26,432	(20,340)	6,092
	$442,340	$(304,164)	$138,176	$363,092	$(276,239)	$86,853

Amortizable Intangible Liabilities
Below-market rent	$(226,102)	$127,188	$(98,914)	$(196,239)	$118,933	$(77,306)
Above-market ground lease	(671)	486	(185)	(671)	443	(228)
	$(226,773)	$127,674	$(99,099)	$(196,910)	$119,376	$(77,534)

During the nine months ended September 30, 2025, the Company:

•
acquired in-place lease intangibles of $73.8 million, above-market rent of $6.5 million, and below-market rent of $30.3 million with weighted-average useful lives of 6.2, 4.8, and 11.9 years, respectively (Note 2);
•
recorded accelerated amortization related to in-place lease intangible assets of $1.6 million related to early tenant lease terminations, of which the Company’s share was $1.5 million.

Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations. Amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental income, respectively, in the Condensed Consolidated Statements of Operations. Amortization of above-market ground leases is recorded as a reduction to rent expense on the Condensed Consolidated Statements of Operations.

The following table summarizes the scheduled amortization of acquired lease intangible assets and assumed liabilities as of September 30, 2025 (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2025 (Remainder)	$2,017	$(8,800)	$15
2026	7,800	(29,845)	58
2027	7,271	(23,214)	58
2028	7,363	(16,559)	54
2029	7,567	(11,265)	—
Thereafter	56,197	(37,794)	—
Total	$88,215	$(127,477)	$185

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	September 30,	December 31,
	September 30, 2025	September 30, 2025	2025	2024
Mortgages Payable
REIT Portfolio	3.99% - 6.05%	Nov 2026 - Apr 2035	$230,766	$180,212
Fund II (a)	SOFR+1.90%	Aug 2028	137,500	137,485
Fund III			—	33,000
Fund IV (b)	SOFR+2.15% - SOFR+3.33%	Oct 2025 - Jun 2028	109,449	109,471
Fund V	SOFR+1.75% - SOFR+3.10%	Nov 2025 - Jun 2028	505,364	498,779
Net unamortized debt issuance costs			(5,315)	(5,459)
Unamortized premium			1,151	212
Total Mortgages Payable			$978,915	$953,700

Unsecured Notes Payable
Term Loans (c)	SOFR+1.20% - SOFR+1.40%	Apr 2028 - Jul 2030	$725,000	$475,000
Senior Notes	5.86% - 5.94%	Aug 2027 - Aug 2029	100,000	100,000
Net unamortized debt issuance costs			(6,907)	(5,434)
Total Unsecured Notes Payable			$818,093	$569,566

Unsecured Line of Credit
Revolving Credit (c)	SOFR+1.25%	Apr 2028	$65,000	$14,000

Total Debt (d)(e)			$1,873,079	$1,547,947
Net unamortized debt issuance costs			(12,222)	(10,893)
Unamortized premium			1,151	212
Total Indebtedness			$1,862,008	$1,537,266

(a)
On August 6, 2025, Fund II refinanced its property mortgage loan to reduce the borrowing capacity from $198.0 million to $137.5 million. The Operating Partnership has guaranteed up to $20.0 million of principal payments associated with this property mortgage loan (Note 9).
(b)
Includes the outstanding balance on the Fund IV secured bridge facility of $36.2 million as of September 30, 2025 and December 31, 2024. The Operating Partnership has guaranteed up to $22.5 million of the Fund IV secured bridge facility (Note 9).
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans as of September 30, 2025 and December 31, 2024 (Note 8).
(d)
As of September 30, 2025 and December 31, 2024, the Company had $1,201.4 million and $852.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.98% to 4.50%.
(e)
Includes $78.2 million at each September 30, 2025 and December 31, 2024, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rates ranged from 5.00% to 6.00%.

Mortgages Payable

A portion of the Company’s variable-rate property mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

At September 30, 2025 and December 31, 2024, the Company’s property mortgage loans were collateralized by 49 and 31 properties, respectively, as well as the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was in compliance with its debt covenants as of September 30, 2025.

REIT Portfolio

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2025, the Company repaid a $50.0 million property mortgage loan and made scheduled principal payments totaling $1.4 million.

Investment Management

During the nine months ended September 30, 2025, the Company, through its Investment Management segment:

•
extended the Fund IV secured bridge facility to mature in March 2026 and made scheduled principal payments totaling $3.6 million;
•
refinanced the property mortgage loan secured by its Fund II property. The refinancing extended the maturity date from August 2025 to August 2028 with a one-year extension option and lowered the interest rate from SOFR + 2.61% to SOFR + 1.90%. In connection with the refinancing, the Operating Partnership’s guarantee was reduced from $50.0 million to $20.0 million (Note 9);
•
refinanced a property mortgage loan secured by a Fund V property. The refinancing increased the principal amount from $50.2 million to $57.0 million, extended the term from April 2026 to August 2027, and reduced the interest rate from SOFR + 2.50% to SOFR + 1.75%; and
•
repaid a $33.0 million property mortgage loan and made scheduled principal payments totaling $3.6 million.

Unsecured Notes Payable and Unsecured Line of Credit

Credit Facility

In the second quarter of 2025, the Operating Partnership and the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”) to amend the existing senior unsecured credit facility (the “Credit Facility”), which includes a $525.0 million unsecured revolving credit facility (the “Revolver”) maturing on April 15, 2028, with two six-month extension options, and a $400.0 million unsecured term loan (the “Term Loan”) also maturing on April 15, 2028, with two six-month extension options. The Amendment established a new five-year $250.0 million incremental delayed draw term loan (the “$250.0 Million Term Loan”), of which $175.0 million was drawn at closing. The Amendment also increased the accordion feature limit to $1.5 billion and reduced the borrowing rate on the entire $925.0 million Credit Facility by 10 basis points. The $250.0 Million Term Loan bears interest at a floating rate based on SOFR with margins based on leverage or credit rating and matures on May 29, 2030. At September 30, 2025, the $250.0 Million Term Loan bears interest at SOFR + 1.20%.

At September 30, 2025, the Term Loan had an outstanding balance of $400.0 million and bore interest at SOFR + 1.40%. During the third quarter of 2025, the Company drew the remaining $75.0 million available under the $250.0 Million Term Loan. As a result, both the Term Loan and the $250.0 Million Term Loan were fully utilized, with no remaining borrowing capacity under either facility as of September 30, 2025.

Other Unsecured Term Loans

Excluding the Term Loan and the $250.0 Million Term Loan described above, which are part of the Credit Facility, the Operating Partnership also has a $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A., as administrative agent. The $75.0 Million Term Loan is not part of the Credit Facility. During the third quarter of 2025, the $75.0 Million Term Loan was amended to extend the maturity date by one year to July 2030 and reduced the leverage and credit based floating SOFR rate. At September 30, 2025, the $75.0 Million Term Loan bore interest at SOFR + 1.20%. The $75.0 Million Term Loan is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9).

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revolver

At September 30, 2025, the Revolver, which is part of the Credit Facility discussed above, bore interest at SOFR + 1.25% and matures on April 15, 2028, subject to two six-month extension options. The outstanding balance and total available credit of the Revolver were $65.0 million and $460.0 million, respectively, as of September 30, 2025, reflecting no letters of credit outstanding. The outstanding balance and total available credit of the Revolver were $14.0 million and $511.0 million, respectively, as of December 31, 2024, reflecting no letters of credit outstanding.

The Company was in compliance with its unsecured notes payable and unsecured line of credit debt covenant requirements as of September 30, 2025.

Scheduled Debt Principal Payments

The following table summarizes the scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of September 30, 2025 (in thousands):

Year Ending December 31,	Principal Repayments
2025 (Remainder)	$84,075
2026	328,938
2027	274,373
2028	759,484
2029	98,291
Thereafter	327,918
1,873,079
Unamortized premium	1,151
Net unamortized debt issuance costs	(12,222)
Total indebtedness	$1,862,008

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of September 30, 2025. The Company has the option to extend the following debt maturities by up to twelve months, and for some an additional twelve months thereafter, including $35.2 million contractually due in the remainder of 2025, $186.9 million in 2026, $250.7 million due in 2027 and $660.0 million in 2028. Execution of these extension options is subject to customary conditions, and there can be no assurance that the Company will meet such conditions or elect to exercise the options.

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

Items Measured at Fair Value on a Recurring Basis

The Company’s recurring fair value measurements include marketable equity securities and derivative financial instruments. The valuation techniques and classifications are as follows:

Marketable Equity Securities — The Company holds an investment in Albertsons common stock, which is traded on an active exchange and is classified as a Level 1 asset. This investment is included in Marketable securities on the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable equity securities	$4,502	$—	$—	$14,771	$—	$—
Derivative financial instruments	—	10,664	—	—	31,145	—
Liabilities
Derivative financial instruments	—	(3,331)	—	—	(1,598)	—

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the nine months ended September 30, 2025, and 2024.

Marketable Equity Securities

During the three and nine months ended September 30, 2025, the Company sold 250,000 shares and 495,000 shares of Albertsons, generating net proceeds of $4.4 million and $9.8 million, respectively. During the three and nine months ended September 30, 2024, the Company sold 150,000 shares and 500,000 shares of Albertsons, generating net proceeds of $2.9 million and $10.5 million, respectively. As of September 30, 2025, the Company held 257,112 shares of Albertsons with a fair value of $4.5 million, which were subsequently sold in October 2025 for net proceeds of $4.7 million (Note 16).

Dividend income from marketable securities totaled $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in Realized and unrealized holding gains (losses) on investments and other on the Company’s Condensed Consolidated Statements of Operations.

The following table represents the realized and unrealized gains (losses) on marketable securities included in Realized and unrealized holding gains (losses) on investments and other on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gain on marketable securities, net	$4,355	$2,923	$9,761	$10,504
Less: previously recognized unrealized gains on marketable securities sold during the period	(4,355)	(2,923)	(9,761)	(10,504)
Unrealized (losses) gains on marketable securities still held as of the end of the period and through the disposition date on marketable securities sold during the period	(2,051)	(1,242)	(508)	(5,277)
Realized and unrealized (losses) gains on marketable securities, net	$(2,051)	$(1,242)	$(508)	$(5,277)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Items Measured at Fair Value on a Nonrecurring Basis

Refer to Note 2 for fair value adjustments related to the acquisition of an additional 48% economic ownership interest in the Renaissance Portfolio.

Impairment Charges

Impairment charges for the nine months ended September 30, 2025 are as follows (in thousands):

				Impairment Charge
Property Location	Owner	Triggering Event	Effective Date	Total	Acadia's Share

2025 Impairment Charges
New York, NY (a)	IM (Fund III)	Reduced holding period	Jun 30, 2025	$7,240	$1,777
New York, NY (b)	IM (Fund IV)	Reduced holding period	Jun 30, 2025	17,400	3,991
East Farmingdale, NY (c)	IM (Fund III)	Reduced holding period	Sep 30, 2025	12,570	3,085
Total 2025 Impairment Charges				$37,210	$8,853
(a)
As of June 30, 2025, the fair value of the Fund III property was based on the purchase and sale agreement, excluding selling costs. This property was sold in the third quarter of 2025 (Note 2).
(b)
As of June 30, 2025, the fair value of the Fund IV property was estimated using a discounted cash flow model with a discount rate of 9.25% and a capitalization rate of 8.25%, resulting in a Level 3 fair value of $28.6 million as of the June 30, 2025 measurement date.This property was sold in October 2025.
(c)
As of September 30, 2025, the fair value of the Fund III property was estimated using a discounted cash flow model with a discount rate of 10.00% and a capitalization rate of 7.00%, resulting in a Level 3 fair value of $21.3 million as of the September 30, 2025 measurement date.

During the nine months ended September 30, 2025, the Company recognized an additional $0.6 million impairment charge for the declining fair value of the Company’s cost-method investment in Fifth Wall (Note 4), which is included in Realized and unrealized holding gains (losses) on investments and other, in the Company’s Condensed Consolidated Statement of Operations.

Redeemable Noncontrolling Interests

The Company has redeemable noncontrolling interests related to certain properties. The Company periodically evaluates redeemable noncontrolling interests to determine whether the maximum redemption value exceeds the carrying value. As of September 30, 2025, the Company recorded an adjustment of redeemable non-controlling interest to its estimated redemption value. Refer to Note 10 for further discussion regarding these interests.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (information is as of September 30, 2025, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	September 30, 2025	December 31, 2024
REIT Portfolio
Interest Rate Swaps	$531,000	May 2022—Apr 2025	Apr 2026—Jul 2030	1.98%	—	3.23%	Other Assets	$10,480	$28,173
Interest Rate Swaps	377,000	Dec 2022—Aug 2025	Nov 2026—Apr 2030	3.35%	—	4.50%	Accounts payable and other liabilities	(2,353)	(1,316)
	$908,000							$8,127	$26,857
Investment Management
Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$157	$1,615

Fund III
Interest Rate Cap	$33,000	Sep 2023	Oct 2025	5.50%	—	5.50%	Other Assets	$—	$1

Fund IV
Interest Rate Cap	$54,500	Dec 2023	Dec 2025	6.00%	—	6.00%	Other Assets	$—	$2

Fund V
Interest Rate Swaps	$15,804	May 2023	May 2026	3.47%	—	3.47%	Other Assets	$27	$1,352
Interest Rate Swaps	243,586	Jan 2023—Aug 2025	Mar 2026—Feb 2028	3.36%	—	4.49%	Accounts payable and other liabilities	(978)	(282)
Interest Rate Cap	32,200	Sep 2025	Sep 2026	5.00%	—	5.00%	Other Assets	—	2
	$291,590							$(951)	$1,072

Total asset derivatives								$10,664	$31,145
Total liability derivatives								$(3,331)	$(1,598)

All of the Company’s derivative instruments are designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). As of September 30, 2025, it is estimated that approximately $8.5 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of September 30, 2025 and December 31, 2024, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the nine months ended September 30, 2025, the Company terminated three forward-starting interest rate swaps with an aggregate notional value of $100.0 million. The associated loss remains in Accumulated other comprehensive income and will be reclassified from Accumulated other comprehensive income into earnings as interest expense over the period during which the hedged forecasted transaction affects earnings.

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

Other Financial Instruments

The carrying values and fair values of Company’s other financial assets and liabilities that are not measured at fair value on its Condensed Consolidated Balance Sheets are as follows as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		September 30, 2025		December 31, 2024
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$154,765	$157,315	$126,584	$127,485
City Point Loan (a)	3	34,821	35,368	66,741	68,204
Mortgage and Other Notes Payable (a, d)	3	983,079	978,302	958,947	954,276
Investment in non-traded equity securities (b)	3	3,307	3,307	4,073	4,073
Unsecured notes payable and Unsecured line of credit (c, e)	2	890,000	892,920	589,000	589,018

(a)
The Company estimates the fair value of financial instruments using a discounted cash flow model. This model incorporates assumptions such as current market rates and, where applicable, the credit quality of the borrower or tenant. In addition, the Company evaluates the value of the underlying collateral, considering factors such as collateral quality, borrower creditworthiness, time to maturity, and prevailing market conditions. These fair value estimates exclude unamortized discounts and deferred loan costs. As of the reporting date, the estimated market interest rates used in the valuation ranged from 3.30% to 12.97% for the Company’s notes receivable and City Point Loan, and from 5.13% to 7.08% for the Company’s property mortgage loans and other notes payable, depending on the specific characteristics of each loan.
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
(d)
Carrying amounts exclude unamortized debt issuance costs and unamortized premiums totaling $5.3 million and $1.2 million as of September 30, 2025, and $5.5 million and $0.2 million as of December 31, 2024, respectively.
(e)
Carrying amounts exclude unamortized debt issuance costs of $6.9 million and $5.4 million as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable, and certain financial instruments classified as Level 1 within other assets and other liabilities approximated their fair values. This approximation is due to the short-term nature and high liquidity of these instruments.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $42.5 million of principal payment guarantees on various property mortgage loans and the Fund IV secured bridge facility (Note 7). As of September 30, 2025 and December 31, 2024, no amounts related to the guarantees were recorded as liabilities in the Company’s Condensed Consolidated Financial Statements. As of September 30, 2025 and December 31, 2024, the Company had no REIT Portfolio or Investment Management letters of credit outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, in connection with the refinancing of the La Frontera Village (Note 4) property mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V acted as guarantor under the non-recourse carveout guaranty. At September 30, 2025 and December 31, 2024, $0.1 million and $0.2 million related to the guarantee was recorded as a liability in the Company’s Condensed Consolidated Balance Sheets, respectively.

Construction and Tenant Improvement Commitments

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $73.3 million and $97.4 million, of which the Company’s share is $72.1 million and $95.2 million as of September 30, 2025 and December 31, 2024, respectively.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $39.6 million and $41.4 million, as of September 30, 2025 and December 31, 2024, respectively. The Company’s share of these obligations is approximately $32.4 million and $32.3 million, respectively. The timing and amounts of these payments are uncertain and are subject to the satisfaction of certain performance conditions.

Forfeiture of Deposits

The Company entered into a purchase and sale agreement (together with subsequent amendments thereto) to sell its West Shore Expressway property in the REIT Portfolio segment. At the request of the former potential buyer, the Company extended the closing date numerous times in exchange for additional non-refundable deposits and contributions towards the carrying costs of the property. The agreement terminated and expired by its terms in August 2023, and the deposit was forfeited to an affiliate of the Company, when, among other things, the former potential buyer failed to close on the property pursuant to the terms of the agreement. During the third quarter of 2023, the former potential buyer filed for Chapter 11 bankruptcy, which bankruptcy was dismissed during the fourth quarter of 2023, and as of March 31, 2024 is no longer subject to appeal. The Company recorded income of $3.5 million in Other revenues on the Consolidated Statements of Operations for the nine months ended September 30, 2024, related to the forfeiture of the non-refundable payments.

Insurance Coverage

The Company maintains insurance coverage on its properties in different types and amounts, with deductibles, that management believes are consistent with coverage typically carried by owners of similar properties.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs. In February 2025, the Company entered into its current $500.0 million ATM Program, which includes an optional “forward sale” component, and concurrently terminated its existing $400.0 million ATM program. As of September 30, 2025, $238.7 million remains available for future share issuance under the current program.

As of September 30, 2025, the Company had 12,759,835 forward shares outstanding under its ATM Program at a weighted-average net offering price of $20.27. All forward sales agreements require settlement within one-year of the various effective dates and are expected to result in net cash proceeds of approximately $258.6 million if the Company were to physically settle all outstanding forward shares.

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

Common Shares and Units

During the nine months ended September 30, 2025, the Company withheld 5,635 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income tax withholding obligations upon vesting. For the nine months ended September 30, 2025, the Company recognized $8.3 million in connection with Restricted Shares and Common OP Units (Note 13).

Share Repurchase Program

In 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any specific number of Common Shares and may be discontinued or extended at any time. No shares were repurchased during the nine months ended September 30, 2025 or 2024. As of September 30, 2025, $122.5 million remains available under the share repurchase program.

Dividends and Distributions

During the three months ended September 30, 2025 and 2024, the Company declared distributions of $0.20 and $0.19 per Common Share/OP Unit, respectively. During the nine months ended September 30, 2025 and 2024, the Company declared distributions of $0.60 and $0.55 per Common Share/Unit in the aggregate, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of July 1, 2025	$94,599	$342,434	$437,033	$21,174
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,447)	—	(1,447)	—
Net income (loss) for the three months ended September 30, 2025	314	(15,320)	(15,006)	(1,567)
Conversion of 17,266 Common OP Units to Common Shares by limited partners of the Operating Partnership	(290)	—	(290)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(115)	377	262	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	1,014
Acquisition of noncontrolling interest (Note 10)	—	(105)	(105)	(8,232)
Reclassification of realized interest expense on swap agreements	(4)	(602)	(606)	—
City Point Loan accrued interest	—	—	—	(3,270)
Noncontrolling interest contributions	—	6,046	6,046
Noncontrolling interest distributions	—	(16,215)	(16,215)	(5)
Employee Long-term Incentive Plan Unit Awards	2,961	—	2,961	—
Reallocation of noncontrolling interests (d)	(2,653)	—	(2,653)	—
Balance as of September 30, 2025	$93,365	$316,615	$409,980	$9,114

Balance as of July 1, 2024	$85,683	$371,538	$457,221	$40,874
Distributions declared of $0.19 per Common OP Unit and distributions on Preferred OP Units	(1,273)	—	(1,273)	—
Net income (loss) for the three months ended September 30, 2024	474	5,038	5,512	(1,672)
Conversion of 31,847 Common OP Units and 18,266 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(1,546)	—	(1,546)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(1,400)	(4,831)	(6,231)	—
Reclassification of realized interest expense on swap agreements	(32)	(2,409)	(2,441)	—
City Point Loan accrued interest	—	—	—	(4,165)
Noncontrolling interest contributions	—	2,409	2,409	—
Noncontrolling interest distributions	—	(7,591)	(7,591)	—
Employee Long-term Incentive Plan Unit Awards	2,494	—	2,494	—
Reallocation of noncontrolling interests (d)	(354)	—	(354)	—
Balance as of September 30, 2024	$84,046	$364,154	$448,200	$35,037

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2025	$85,730	$350,287	$436,017	$30,583
Distributions declared of $0.60 per Common OP Unit and distributions on Preferred OP Units	(4,337)	—	(4,337)	—
Net income (loss) for the nine months ended September 30, 2025	649	(48,432)	(47,783)	(4,960)
Conversion of 153,436 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,403)	—	(2,403)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(874)	(1,394)	(2,268)	—
Consolidation of previously unconsolidated investment	—	29,573	29,573	—
Reclassification of realized interest expense on swap agreements	(28)	(1,839)	(1,867)	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	1,014
Acquisition of noncontrolling interest	—	(105)	(105)	(8,232)
City Point Loan accrued interest	—	—	—	(9,296)
Noncontrolling interest contributions	—	14,414	14,414	10
Noncontrolling interest distributions	—	(25,889)	(25,889)	(5)
Employee Long-term Incentive Plan Unit Awards	8,407	—	8,407	—
Reallocation of noncontrolling interests (d)	6,221	—	6,221	—
Balance at September 30, 2025	$93,365	$316,615	$409,980	$9,114

Balance at January 1, 2024	$99,718	$346,582	$446,300	$50,339
Distributions declared of $0.55 per Common OP Unit and distributions on Preferred OP Units	(3,954)	—	(3,954)	—
Net income (loss) for the nine months ended September 30, 2024	979	(608)	371	(6,518)
Conversion of 1,082,296 Common OP Units and 59,865 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(20,888)	—	(20,888)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(455)	2,815	2,360	—
Reclassification of realized interest expense on swap agreements	(136)	(9,743)	(9,879)	—
City Point Loan accrued interest	—	—	—	(8,778)
Noncontrolling interest contributions	—	46,118	46,118	—
Noncontrolling interest distributions	—	(21,010)	(21,010)	(6)
Employee Long-term Incentive Plan Unit Awards	9,026	—	9,026	—
Reallocation of noncontrolling interests (d)	(244)	—	(244)	—
Balance at September 30, 2024	$84,046	$364,154	$448,200	$35,037

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,054,386 Common OP Units as of September 30, 2025 and 2024; (ii) 188 Series A Preferred OP Units as of September 30, 2025 and 2024; (iii) 66,519 Series C Preferred OP Units as of September 30, 2025 and 2024; and (iv) 5,231,199 and 4,670,297 LTIP units as of September 30, 2025 and 2024, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value after five years have passed (“Williamsburg NCI”). As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of September 30, 2025, the fair value of the Williamsburg NCI was zero.

City Point Loan

In August 2022, the Company provided a loan, through a separate lending subsidiary, to other Fund II investors in City Point, through a separate borrower subsidiary, to fund the investors’ pro-rata contribution necessary to complete the refinancing of the City Point debt, of which $65.9 million was funded at closing (“City Point Loan”). The City Point Loan has a five-year term which matures on August 1, 2027 and is collateralized by the investors’ equity in City Point (“City Point NCI”).

Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan and accrued interest, net of a $0.5 million allowance for credit loss as of September 30, 2025, are presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a VIE for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest.

In connection with the City Point Loan, each investor has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, which began in August 2023 (“Redemption Value”). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets.

During the third quarter of 2025, two Fund II investors exercised their put rights related to their City Point NCI. Pursuant to the terms of the agreements, the Company redeemed the redeemable noncontrolling interests for total consideration of $56.0 million, which comprised the assumption of the redeeming partner’s portion of the City Point Loan and accrued interest balance of $48.0 million and a cash payment of $8.0 million. Following the redemption, the Company owns 80.0% of Fund II (Note 1). As the Company retained control of the subsidiary, the transaction was accounted for as an equity transaction with the difference between the carrying amount of the redeeming investor’s share of its redeemable noncontrolling interest of $56.3 million and the total consideration of the aforementioned $56.0 million recognized as a $0.3 million increase to Additional Paid-in Capital. No gain or loss was recognized in the Condensed Consolidated Statement of Operations.

The Company is required to periodically evaluate the maximum redemption amount of the City Point NCI interest and recognize an increase in the carrying value if the redemption value exceeds the carrying value at date of evaluation. The Company recognizes changes in the redemption price immediately as they occur. As of September 30, 2025, the Company recorded an adjustment of $0.9 million to adjust the carrying value of the City Point NCI to its redemption value. As the noncontrolling interests are redeemable at an amount other than fair value, the measurement adjustment affected net income attributable to Acadia shareholders earnings per share (Note 14).

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, either party may elect a buy-out right, where either the Company may purchase the venture partner’s interest, or the venture partner may sell its 3.0% interest in the partnership (the “8833 Beverly NCI”) to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value. As of September 30, 2025, the Company recorded an adjustment of $0.2 million to adjust the carrying value of the NCI to its redemption value. As this interest is redeemable at fair value, the adjustment to redemption value was recognized as an adjustment to Additional Paid-in Capital and had no impact on consolidated Net (loss) income, or Net income attributable to Acadia shareholders in the Company’s Condensed Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred OP Units

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party to acquire Gotham Plaza (Note 4). The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit and are convertible into Common OP Units at a rate based on the share price at the time of conversion. If the share price is below $28.80 on the conversion date, each Series C Preferred OP Unit will be convertible into 3.4722 Common OP Units. If the share price is between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price is above $35.20 on the conversion date, each Series C Preferred OP Unit will be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units have a mandatory conversion date of December 31, 2025, at which time all units that have not been converted will automatically be converted into Common OP Units based on the same calculations. Through September 30, 2025, 75,074 Series C Preferred OP Units were converted into 260,475 Common OP Units and then into Common Shares.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through September 30, 2025, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

11. Leases

As Lessor

The Company’s primary source of revenue is derived from lease agreements related to its portfolio of shopping centers and other retail properties. As of September 30, 2025, the Company was party to approximately 1,400 leases, which include both properties owned directly and those operated under long-term ground leases. These lease agreements have contractual terms that extend through February 2, 2084, and many include tenant renewal options. Certain leases also provide tenants with early termination rights.

Lease terms generally range from one month to sixty years. In addition to fixed base rent, many leases include provisions for variable lease payments, such as reimbursements for operating expenses and rent based on a percentage of the tenant’s sales volume.

The following table presents the components of rental revenue, disaggregated into fixed and variable lease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease revenue	$80,558	$70,073	$243,631	$208,096
Variable lease revenue	18,156	16,215	56,020	49,855
Total rental revenue	$98,714	$86,288	$299,651	$257,951

The following table summarizes the Company’s scheduled future minimum rental revenues under non-cancelable tenant leases with remaining terms greater than one year, as of September 30, 2025. These amounts assume no new or renegotiated leases or exercise of renewal options not deemed reasonably certain (in thousands):

Year Ending December 31,	Minimum Rental Revenues
2025 (Remainder)	$71,497
2026	300,258
2027	284,606
2028	252,945
2029	215,119
Thereafter	833,535
Total	$1,957,960

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first quarter of 2025, the Company recognized $8.4 million as rental and termination income related to a lease termination at City Center, a REIT Portfolio property, which is included in Other revenue on the Company’s Condensed Consolidated statements of operations.

During the three and nine months ended September 30, 2025 and 2024, no single tenant or property collectively comprised more than 10% of the Company’s total revenues.

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

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2025 (Remainder)	$1,305	$333
2026	5,637	1,350
2027	4,850	1,350
2028	4,646	1,396
2029	4,121	1,415
Thereafter	13,066	155,320
	33,625	161,164
Interest	(6,656)	(129,233)
Total	$26,969	$31,931

(a)
Minimum rental payments include $6.7 million of interest related to operating leases and $129.2 million related to finance leases. These amounts exclude lease renewal options that are not reasonably certain to be exercised.

The following table summarizes additional lease cost information for the Company’s lessee arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$374	$361	$1,121	$964
Interest on lease liabilities	512	511	1,541	1,545
Subtotal	886	872	2,662	2,509
Operating lease cost	1,409	1,306	4,124	3,941
Variable lease cost	38	78	232	222
Total lease cost	$2,333	$2,256	$7,018	$6,672

Cash Paid
Payments of operating lease obligations - operating activities	$1,365	$1,329	$4,097	$4,044
Payments of interest on finance lease obligations - operating activities	516	505	1,541	1,539
Payments of finance lease obligations - financing activities	179	1,983	557	2,072

	As of September 30,
	2025	2024
Other Information
Weighted-average remaining lease term - finance leases (years)	56.4	56.9
Weighted-average remaining lease term - operating leases (years)	8.2	9.2
Weighted-average discount rate - finance leases	6.5%	6.5%
Weighted-average discount rate - operating leases	5.1%	5.1%

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

12. Segment Reporting

The Company renamed its historical Core Portfolio segment as the REIT Portfolio segment. No prior period information was recast and the designation change did not impact the Company’s condensed consolidated financial statements. Refer to Note 1.

The Company has identified three reportable segments: REIT Portfolio, Investment Management and Structured Financing. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, evaluates the performance of these segments and allocates resources based on financial information presented at the segment level. The CODM primarily uses net income as the key measure of segment profitability, as it reflects a comprehensive view of the segments’ financial performance, including all revenues and expenses.

The Company’s REIT Portfolio segment consists primarily of high-quality core retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company’s Investment Management segment holds primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable (Note 3).

Fees earned by the Company as the general partner or managing member through consolidated Investment Management entities are eliminated in the Company’s Condensed Consolidated Financial Statements and are not presented in the Company’s segments.

The following tables present selected financial information for each reportable segment (in thousands):

	For the Three Months Ended September 30, 2025
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$57,162	$41,552	$—	$—	$98,714
Other revenue	876	1,416	—	—	2,292
Depreciation and amortization expenses	(22,663)	(16,221)	—	—	(38,884)
Property operating expenses	(7,732)	(8,895)	—	—	(16,627)
Real estate taxes	(7,469)	(4,363)	—	—	(11,832)
General and administrative expenses	—	—	—	(10,924)	(10,924)
Impairment charges	—	(12,570)	—	—	(12,570)
Gain (loss) on disposition of properties	2,756	(241)	—	—	2,515
Operating income	22,930	678	—	(10,924)	12,684
Interest income	—	—	6,121	—	6,121
Equity in losses of unconsolidated affiliates	(135)	(3,559)	—	—	(3,694)
Interest expense	(10,753)	(13,551)	—	—	(24,304)
Realized and unrealized holding (losses) gains on investments and other	(2,205)	—	445	—	(1,760)
Income tax provision	—	—	—	(2)	(2)
Net income (loss)	9,837	(16,432)	6,566	(10,926)	(10,955)
Net loss attributable to redeemable noncontrolling interests	—	1,567	—	—	1,567
Net (income) loss attributable to noncontrolling interests	(151)	15,157	—	—	15,006
Net income attributable to Acadia shareholders	$9,686	$292	$6,566	$(10,926)	$5,618

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended September 30, 2024
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$45,064	$41,224	$—	$—	$86,288
Other revenue	511	946	—	—	1,457
Depreciation and amortization expenses	(17,788)	(16,712)	—	—	(34,500)
Property operating expenses	(6,405)	(7,946)	—	—	(14,351)
Real estate taxes	(6,755)	(4,432)	—	—	(11,187)
General and administrative expenses	—	—	—	(10,215)	(10,215)
Operating income	14,627	13,080	—	(10,215)	17,492
Interest income	—	—	7,859	—	7,859
Equity in earnings of unconsolidated affiliates	781	11,003	—	—	11,784
Interest expense	(9,536)	(13,827)	—	—	(23,363)
Realized and unrealized holding (losses) gains on investments and other	(1,110)	—	(393)	—	(1,503)
Income tax provision	—	—	—	(15)	(15)
Net income	4,762	10,256	7,466	(10,230)	12,254
Net loss attributable to redeemable noncontrolling interests	—	1,672	—	—	1,672
Net income attributable to noncontrolling interests	(567)	(4,945)	—	—	(5,512)
Net income attributable to Acadia shareholders	$4,195	$6,983	$7,466	$(10,230)	$8,414

	As of or for the Nine Months Ended September 30, 2025
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$178,635	$121,016	$—	$—	$299,651
Other revenue	2,163	4,178	—	—	6,341
Depreciation and amortization expenses	(68,792)	(48,801)	—	—	(117,593)
Property operating expenses	(25,924)	(26,507)	—	—	(52,431)
Real estate taxes	(25,207)	(13,245)	—	—	(38,452)
General and administrative expenses	—	—	—	(34,053)	(34,053)
Impairment charges	—	(37,210)	—	—	(37,210)
Gain (loss) on disposition of properties	2,756	(241)	—	—	2,515
Operating income	63,631	(810)	—	(34,053)	28,768
Interest income	—	—	18,575	—	18,575
Equity in losses of unconsolidated affiliates	(344)	(9,254)	—	—	(9,598)
Interest expense	(29,687)	(41,468)	—	—	(71,155)
Loss on change in control	(9,622)	—	—	—	(9,622)
Realized and unrealized holding (losses) gains on investments and other	(831)	—	638	—	(193)
Income tax provision	—	—	—	(329)	(329)
Net income (loss)	23,147	(51,532)	19,213	(34,382)	(43,554)
Net loss attributable to redeemable noncontrolling interests	—	4,960	—	—	4,960
Net loss attributable to noncontrolling interests	194	47,589	—	—	47,783
Net income attributable to Acadia shareholders	$23,341	$1,017	$19,213	$(34,382)	$9,189

Real estate at cost (a)	$3,298,167	$1,828,085	$—	$—	$5,126,252
Total assets (a)	$3,157,469	$1,562,958	$154,765	$—	$4,875,192
Cash paid for acquisition of real estate	$276,852	$130,055	$—	$—	$406,907
Cash paid for development and property improvement costs	$72,019	$14,619	$—	$—	$86,638

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Nine Months Ended September 30, 2024
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$141,740	$116,211	$—	$—	$257,951
Other revenue	6,268	2,136	—	—	8,404
Depreciation and amortization expenses	(54,020)	(49,701)	—	—	(103,721)
Property operating expenses	(23,833)	(25,395)	—	—	(49,228)
Real estate taxes	(21,625)	(11,889)	—	—	(33,514)
General and administrative expenses	—	—	—	(30,162)	(30,162)
(Loss) gain on disposition of properties	(2,213)	1,772	—	—	(441)
Operating income	46,317	33,134	—	(30,162)	49,289
Interest income	—	—	18,510	—	18,510
Equity in earnings of unconsolidated affiliates	3,528	12,424	—	—	15,952
Interest expense	(29,513)	(41,140)	—	—	(70,653)
Realized and unrealized holding losses on investments and other	(5,128)	—	(790)	—	(5,918)
Income tax provision	—	—	—	(201)	(201)
Net income (loss)	15,204	4,418	17,720	(30,363)	6,979
Net loss attributable to redeemable noncontrolling interests	—	6,518	—	—	6,518
Net (income) loss attributable to noncontrolling interests	(1,130)	759	—	—	(371)
Net loss attributable to Acadia shareholders	$14,074	$11,695	$17,720	$(30,363)	$13,126

Real estate at cost (a)	$2,648,558	$1,810,863	$—	$—	$4,459,421
Total assets (a)	$2,547,118	$1,602,629	$126,576	$—	$4,276,323
Cash paid for acquisition of real estate	$19,300	$29,555	$—	$—	$48,855
Cash paid for development and property improvement costs	$36,217	$26,182	$—	$—	$62,399

(a)
Total assets for the Investment Management segment include $529.5 million and $545.3 million related to Fund II’s City Point property as of September 30, 2025 and 2024, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The Amended and Restated 2020 Share Incentive Plan, as approved by the Board and the Company’s shareholders, increased the number of Common Shares authorized for issuance to 3,883,564 Common Shares. The plan allows for the issuance of options, Restricted Shares, LTIP Units, and other securities (collectively “Awards”) to, among others, the Company’s officers, trustees, and employees. As of September 30, 2025 a total of 2,299,593 shares remained available to be issued under the Amended and Restated 2020 Plan.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested as of December 31, 2023	113,909	$14.41	1,798,659	$16.03
Granted	49,756	17.06	766,508	16.19
Vested	(55,947)	17.20	(448,598)	18.77
Forfeited	(1,537)	17.24	(62,502)	26.47
Unvested as of December 31, 2024	106,181	14.41	2,054,067	15.17
Granted	41,332	22.38	644,258	22.10
Vested	(43,309)	17.00	(632,816)	15.68
Forfeited	—	—	(3,127)	15.07
Unvested as of September 30, 2025	104,204	$16.22	2,062,382	$17.18

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the nine months ended September 30, 2025 and the year ended December 31, 2024 were $22.11 and $16.24, respectively. As of September 30, 2025, there was $24.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of Restricted Shares that vested during the nine months ended September 30, 2025 and the year ended December 31, 2024, was $0.7 million and $1.0 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the nine months ended September 30, 2025 and the year ended December 31, 2024, was $9.9 million and $8.4 million, respectively.

Restricted Shares and LTIP Units - Employees

During the nine months ended September 30, 2025, the Company issued 605,550 LTIP Units and 23,130 restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $14.7 million for the nine months ended September 30, 2025 and $12.2 million for the year ended December 31, 2024. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $2.9 million and $2.4 million for the three months ended September 30, 2025, and 2024, respectively, and $8.3 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the nine months ended September 30, 2025, the Company issued 38,708 LTIP Units and 18,202 Restricted Share Units issued to Trustees of the Company. The Restricted Share Units do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $0.4 million for the three months ended September 30, 2025 and 2024, and $1.1 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

Long-Term Investment Alignment Program

In 2009, the Company adopted the Long-Term Investment Alignment Program (the “Program”) pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III, IV and V. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 24.4% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further approval by the Compensation Committee at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which approval is granted by the Compensation Committee.

As payments to other employees are not subject to further approval by the Compensation Committee, compensation relating to these awards will be recorded based on the estimated fair value as of each reporting period in accordance with ASC Topic 718, Compensation– Stock Compensation. The awards in connection with Fund IV were determined to have no intrinsic value as of September 30, 2025 or December 31, 2024.

For the nine months ended September 30, 2025, the Company recognized $0.1 million of compensation expense under the Program related to Fund III. The Company did not recognize any compensation expense under the Program related to Funds III and V during 2024.

Other Plans

On a combined basis, the Company incurred a total of $0.4 million of compensation expense related to the following employee benefit plans for each of the nine months ended September 30, 2025 and 2024.

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 10,052 and 11,034 Common Shares were purchased by employees under the Purchase Plan for the nine months ended September 30, 2025 and 2024, respectively, and 151,689 shares remained available to be issued under the Purchase Plan.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to Acadia shareholders	$5,618	$8,414	$9,189	$13,126
Less: adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	(888)	—	(888)	—
Less: net income attributable to participating securities	(340)	(306)	(1,017)	(883)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$4,390	$8,108	$7,284	$12,243

Denominator:
Weighted average shares for basic earnings per share	131,019,918	108,351,254	127,812,182	104,703,763
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—	—
Employee unvested restricted shares	2,312	—	6,531	—
Assumed settlement of forward sales agreements (Note 10)	—	—	—	—
Denominator for diluted earnings per share	131,022,230	108,351,254	127,818,713	104,703,763

Basic earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.03	$0.07	$0.06	$0.12
Diluted earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.03	$0.07	$0.06	$0.12

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	66,519	66,519	66,519	66,519
Series C Preferred OP Units - Common share equivalent	230,967	230,967	230,967	230,967
Restricted shares	77,046	81,175	72,827	81,175

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

The Company consolidates certain VIEs in which it has determined it is the primary beneficiary. As of September 30, 2025, the Company had identified nine consolidated VIEs, including the Operating Partnership and the Funds.

Excluding the Operating Partnership and the Funds, the Company’s consolidated VIEs include four in-service REIT Portfolio properties: the Williamsburg Portfolio, 239 Greenwich Avenue, 8833 Beverly Boulevard, and the Renaissance Portfolio.

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

Since the Company conducts its business through the Operating Partnership and substantially all of its assets and liabilities are held by the Operating Partnership, the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, primarily reflect the assets and liabilities of the Operating Partnership, including those of its consolidated VIEs. The following table presents the assets and liabilities of the consolidated VIEs included in the Condensed Consolidated Balance sheets (in thousands):

(in thousands)	September 30, 2025	December 31, 2024
VIE ASSETS
Operating real estate, net	$1,776,126	$1,640,071
Real estate under development	—	31,514
Investments in and advances to unconsolidated affiliates	56,244	74,361
Other assets, net	84,183	79,381
Right-of-use assets - operating leases, net	1,636	1,978
Cash and cash equivalents	36,828	15,934
Restricted cash	12,872	11,013
Rents receivable, net	27,196	27,317
Assets of properties held for sale	21,023	—
Total VIE assets (a)	$2,016,108	$1,881,569

VIE LIABILITIES
Mortgage and other notes payable, net	$876,259	$799,734
Accounts payable and other liabilities	130,070	120,088
Lease liability - operating leases, net	1,725	2,077
Total VIE liabilities (a)	$1,008,054	$921,899
(a)
As of September 30, 2025 and December 31, 2024, total VIE assets of $617.2 million and $705.6 million, respectively, and total VIE liabilities of $201.6 million and $235.1 million, respectively, include third-party mortgage debt collateralized by the real estate assets of City Point, a Fund II property, and 27 East 61st Street, 801 Madison Avenue, and 1035 Third Avenue, all Fund IV properties, of which $42.5 million is guaranteed by the Operating Partnership (Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and serve as collateral under the respective property mortgage loans. These assets are restricted and may only be used to settle the corresponding obligations of the VIEs. Similarly, the remaining VIE liabilities are obligations of these consolidated VIEs and do not have recourse to the Operating Partnership or the Company.

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

As of September 30, 2025, the Company had interests in two unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company’s involvement in these entities consists of direct and indirect equity interests and contractual fee arrangements. These investments are accounted for under the equity method of accounting (Note 4). The Company’s maximum exposure to loss in these unconsolidated VIEs is limited to: (i) the carrying amount of its equity investment, and (ii) any debt guarantees provided (Note 9). As of September 30, 2025 and December 31, 2024, the Company’s investment in the assets of these unconsolidated VIEs was $42.9 million and $44.2 million, respectively. The Company’s share of the liabilities of these unconsolidated VIEs was $39.0 million and $39.1 million as of September 30, 2025 and December 31, 2024, respectively.

The Company also holds a preferred equity investment in a VIE that is structured with characteristics that are substantially similar to a debt instrument and is accounted for as a note receivable. The Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance, and therefore does not consolidate the VIE. As of September 30, 2025, the carrying value of the investment was $82.9 million, which represents the Company’s maximum exposure to loss related to this VIE.

16. Subsequent Events

In October 2025, the Company disposed of a portion of 1035 Third Avenue, a consolidated Fund IV Investment Management property, in New York, NY for a sales price of $22.0 million. The Company repaid a portion of the outstanding balance on the Fund IV secured bridge facility (Note 7) with proceeds from the sale.

In October 2025, the Company sold its remaining 257,112 shares of Albertsons (Note 8) for net proceeds of $4.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Acadia Realty Trust (the “Trust”, collectively with its consolidated subsidiaries, the “Company”, “Acadia”, “we”, “us” or “our”), a Maryland real estate investment trust (“REIT”), is a fully-integrated equity REIT focused on the ownership, acquisition, development, and management of retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2025 and December 31, 2024, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership.

We own and operate a high-quality core real estate portfolio, primarily comprised of open-air street retail assets located in the nation’s most dynamic retail corridors (“REIT Portfolio”). This portfolio is complemented by an investment management platform that leverages institutional capital relationships to pursue opportunistic, high yield, and/or value-add investments (“Investment Management” or “IM”). Through the Investment Management platform, we have active investments through the following opportunity funds: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, “the Funds”).

Also within Investment Management, we hold equity method investments in three unconsolidated co-investment vehicles with large institutional investors. Our equity ownership interests range from 5% to 20% in each venture. These investments are individually negotiated and may result in varying economic terms. In addition to these unconsolidated co-investments, as of September 30, 2025, we also own two assets within the Investment Management platform, that we intend to recapitalize with an institutional investor as part of our Investment Management strategy. Any potential recapitalization remains subject to final agreement between the parties, customary closing conditions, and market uncertainty. Thus, no assurances can be given that the Company will successfully close on a recapitalization.

As of September 30, 2025, we own or have an ownership interest in 218 properties held through our REIT Portfolio and Investment Management platform (Note 1). The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses.

We continue to execute on a focused strategy designed to drive long-term, profitable growth by leveraging the strength of our REIT Portfolio and Investment Management platform. Our strategic priorities include:

•
Maximizing Internal Growth: During the nine months ended September 30, 2025, the REIT Portfolio achieved 5.4% same-property net property operating income (“NOI”) growth. We remain focused on optimizing tenant mix, executing time-sensitive re-tenanting, and enhancing operational efficiency across our portfolio.
•
Executing Accretive Acquisitions: Year-to-date, we have completed approximately $487.3 million of acquisitions in our REIT Portfolio and Investment Management, including high-quality street retail assets in key urban corridors. These acquisitions are fully funded and align with our strategy of targeting high-growth, residentially dense, and destination retail locations.
•
Advancing Development/Redevelopment and Re-Tenanting: We continue to capitalize on value-enhancing development and redevelopment opportunities.
•
Scaling Investment Management: Through our institutional co-investment vehicles, we pursue opportunistic and value-add investments that complement our REIT Portfolio. We maintain meaningful ownership stakes in these ventures, aligning our interests with those of our partners.
•
Maintaining Financial Flexibility: We are committed to maintaining a strong and flexible balance sheet through conservative financial practices. Our capital position supports continued investment while preserving liquidity and access to capital markets.

A summary of our wholly owned and partially owned retail properties and their physical occupancies as of September 30, 2025 is as follows:

	Number of Properties		Operating Properties
	Development or Redevelopment (1)	Operating	GLA	Occupancy
REIT Portfolio:
Chicago Metro	3	36	577,005	86.6%
New York Metro	2	41	384,700	94.8%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	—
Dallas Metro	7	14	84,652	89.8%
Washington D.C. Metro	—	32	359,825	88.1%
Boston Metro	—	1	1,050	100.0%
Suburban	4	23	3,738,267	95.0%
Total REIT Portfolio	18	149	5,169,256	93.5%
Acadia Share of Total REIT Portfolio	18	149	4,908,671	93.6%

Investment Management:
Fund II	—	1	536,624	78.7%
Fund III	—	1	—	—
Fund IV	1	21	297,199	82.9%
Fund V	—	22	7,467,940	94.0%
Other	—	5	878,882	89.7%
Total Investment Management	1	50	9,180,645	92.3%
Acadia Share of Total Investment Management	1	50	2,440,150	89.8%

Total REIT and Investment Management	19	199	14,349,901	92.7%
Acadia Share of Total REIT and Investment Management	19	199	7,348,821	92.4%
(1)
Includes six pre-stabilized properties in the REIT Portfolio.

SIGNIFICANT ACTIVITIES DURING 2025

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments: REIT Portfolio, Investment Management and Structured Financing. For purposes of the tables included below, these segments are abbreviated as “REIT”, “IM” and “SF”, respectively.

Investments

Acquisitions

During the nine months ended September 30, 2025, the following properties were acquired (Note 2) (dollars in thousands):

Property Name	Portfolio	Ownership	Acquisition Date	Location	GLA	Purchase Price
106 Spring Street	REIT	100%	January 9, 2025	New York Metro	5,936	$55,137
73 Wooster Street	REIT	100%	January 9, 2025	New York Metro	8,896	25,459
Renaissance Portfolio	REIT	48%	January 23, 2025	Washington DC Metro	225,865	245,700
Pinewood Square	IM	100%	March 19, 2025	Southeast	204,002	68,207
95, 97, and 107 North 6th Street	REIT	100%	April 9, 2025	New York Metro	21,100	59,668
85 5th Avenue	REIT	100%	April 11, 2025	New York Metro	13,092	47,014
70 and 93 North 6th Street	REIT	100%	June 4, 2025	New York Metro	21,713	50,323
The Avenue West Cobb	IM	100%	September 30, 2025	Southeast	254,446	62,701
2117 N. Henderson Avenue	REIT	100%	July 31, 2025	Dallas Metro	—	904

On January 23, 2025, we acquired an additional 48% economic ownership interest, increasing our existing 20% interest to 68%, in the Renaissance Portfolio, which is primarily located in Washington D.C. The 48% interest was acquired for a purchase price of $117.9 million, based upon a gross portfolio fair value of $245.7 million, which included existing aggregate mortgage loan indebtedness of $156.1 million (Note 7). Prior to the acquisition, we accounted for our 20% interest under the equity method of accounting. We gained a controlling financial interest as a result of this acquisition, and determined we should consolidate our investment within our REIT Portfolio effective January 23, 2025. As such, we measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Renaissance

Portfolio, at fair value and recognized a $9.6 million loss on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the portfolio (Note 2).

Additionally, during the third quarter of 2025, we increased our ownership of Fund II from 61.67% to 80.0%. Additional details are provided in Note 10.

Dispositions

The following properties were disposed of (Note 2) (dollars in thousands):

Property Name	Portfolio	Ownership (a)	Disposition Date	Location	GLA	Sales Price
Mad River Station	REIT	100%	August 19, 2025	Ohio	156,000	$15,000
640 Broadway	IM (Fund III)	100%	September 5, 2025	New York Metro	49,500	$49,500
1035 Third Avenue (b)	IM (Fund IV)	100%	October 1, 2025	New York Metro	23,924	$22,000
(a)
Ownership percentages reflect the relevant entity’s proportionate share.
(b)
This property was classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2025, and was subsequently sold in October 2025 (Note 16).

In addition, in June 2025, the joint venture that owned the Eden Square property, of which Fund IV has a 90% ownership interest, sold the property to a third-party for $28.0 million and repaid the related $23.3 million property mortgage loan (Note 4).

Impairment

During the September 30, 2025, we recognized the following impairment charges during the nine months ended September 30, 2025 (Note 8) (dollars in thousands):

				Impairment Charge
Property Location	Owner	Triggering Event	Effective Date	Total	Acadia's Share
New York, NY	IM (Fund III)	Reduced holding period	June 30, 2025	$7,240	$1,777
New York, NY	IM (Fund IV)	Reduced holding period	June 30, 2025	17,400	3,991
New York, NY	IM (Fund III)	Reduced holding period	September 30, 2025	12,570	3,085

In addition, the 650 Bald Hill Road joint venture recognized an impairment charge of $3.5 million on the property due to a shortened hold period, of which our proportionate share was $0.7 million (Note 4).

Financing Activity

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

In the second quarter of 2025, the Operating Partnership and the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”) to the existing senior unsecured credit facility (the “Credit Facility”). The Amendment established a new five-year $250.0 million incremental delayed draw term loan (the “$250.0 Million Term Loan”). The Amendment also increased the accordion feature limit to $1.5 billion and reduced the borrowing rate on the entire $925.0 million Credit Facility by 10 basis points. The $250.0 Million Term Loan bears interest at the SOFR + 1.20% and matures on May 29, 2030. As of September 30, 2025, the $250.0 Million Term Loan was fully drawn (Note 7).

Structured Financing Investments

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, which had a principal balance of $54.0 million as of March 31, 2025, to extend the maturity date from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid the accrued interest balance of $25.3 million. Additionally, the Company provided a mezzanine loan and additional advances under the preferred equity related to the same asset which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00% (Note 3). As of September 30, 2025, the Company advanced $28.5 million in aggregate.

Issuance of Common Shares

In February 2025, we entered into our current $500.0 million ATM Program (the “2025 ATM Program”), which includes an optional “forward sale” component, and concurrently terminated our prior $400.0 million ATM program.

During the nine months ended September 30, 2025, we issued the following forward shares under the 2025 ATM Program, all of which remain outstanding as of September 30, 2025 (in thousands except share and per share data):

	Number of Shares	Average Share Price	Aggregate Value	Average Net Share Price	Aggregate Net Value
ATM Forward Sale Agreements	12,759,835	$20.47	$261,194	$20.27	$258,642

In March 2025, we settled 11,172,699 outstanding forward shares under the 2025 ATM Program and received proceeds of $277.9 million, related to forward sales issued during year ended December 31, 2024.

As of September 30, 2025, $238.7 million remains available for future share issuance under the 2025 ATM Program.

Economic and Other Considerations

Macroeconomic conditions, including elevated levels of inflation, higher interest rates, and recent tariff policies, present risks for our business and the businesses of our tenants. The elevated levels of inflation in recent years have led to increased costs for certain goods and services and cost of borrowing. However, most of our leases include contractual rent escalations and require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, and insurance, which help mitigate inflationary impacts on costs and operating expenses. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants.

We also continue to see rising consumer confidence and expect to drive value to our portfolio through leasing momentum, active development and redevelopment projects, and our leasing pipeline. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements, which qualify for, and are designated as, hedging instruments (Note 8). Except for increased interest costs, we have not experienced any material negative impacts at this time.

Recent U.S. tariffs, sanctions, and related geopolitical developments could affect our tenants’ operations or tourism in key markets such as New York, Chicago, Washington, D.C., Los Angeles and San Francisco. While the ultimate impact remains uncertain, we continue to monitor these developments closely.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The results of operations by reportable segment for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	September 30, 2025				September 30, 2024				Increase (Decrease)
	REIT	IM	SF	Total	REIT	IM	SF	Total	REIT	IM	SF	Total
Rental revenue	$57.2	$41.6	$—	$98.7	$45.1	$41.2	$—	$86.3	$12.1	$0.4	$—	$12.4
Other revenue	0.9	1.4	—	2.3	0.5	0.9	—	1.5	0.4	0.5	—	0.8
Depreciation and amortization	(22.7)	(16.2)	—	(38.9)	(17.8)	(16.7)	—	(34.5)	4.9	(0.5)	—	4.4
Property operating expenses	(7.7)	(8.9)	—	(16.6)	(6.4)	(7.9)	—	(14.4)	1.3	1.0	—	2.2
Real estate taxes	(7.5)	(4.4)	—	(11.8)	(6.8)	(4.4)	—	(11.2)	0.7	—	—	0.6
General and administrative expenses	—	—	—	(10.9)	—	—	—	(10.2)	—	—	—	0.7
Impairment charges	—	(12.6)	—	(12.6)	—	—	—	—	—	12.6	—	12.6
Gain (loss) on disposition of properties	2.8	(0.2)	—	2.5	—	—	—	—	2.8	(0.2)	—	2.5
Operating income	22.9	0.7	—	12.7	14.6	13.1	—	17.5	8.3	(12.4)	—	(4.8)
Interest income	—	—	6.1	6.1	—	—	7.9	7.9	—	—	(1.8)	(1.8)
Equity in (losses) earnings of unconsolidated affiliates	(0.1)	(3.6)	—	(3.7)	0.8	11.0	—	11.8	(0.9)	(14.6)	—	(15.5)
Interest expense	(10.8)	(13.6)	—	(24.3)	(9.5)	(13.8)	—	(23.4)	1.3	(0.2)	—	0.9
Realized and unrealized holding (losses) gains on investments and other	(2.2)	—	0.4	(1.8)	(1.1)	—	(0.4)	(1.5)	1.1	—	0.8	0.3
Income tax provision	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	9.8	(16.4)	6.6	(11.0)	4.8	10.3	7.5	12.3	5.0	(26.7)	(0.9)	(23.3)
Net loss (income) attributable to redeemable noncontrolling interests	—	1.6	—	1.6	—	1.7	—	1.7	—	(0.1)	—	(0.1)
Net (income) loss attributable to noncontrolling interests	(0.2)	15.2	—	15.0	(0.6)	(4.9)	—	(5.5)	(0.4)	20.1	—	20.5
Net income attributable to Acadia shareholders	$9.7	$0.3	$6.6	$5.6	$4.2	$7.0	$7.5	$8.4	$5.5	$(6.7)	$(0.9)	$(2.8)

REIT Portfolio

Segment net income attributable to Acadia shareholders for our REIT Portfolio increased $5.5 million for the three months ended September 30, 2025 compared to the prior year period as a result of the changes further described below.

Rental revenue for our REIT Portfolio increased $12.1 million for the three months ended September 30, 2025 compared to the prior year period primarily due to (i) $5.1 million from new property acquisitions, (ii) $3.7 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025 and (iii) $3.0 million from new tenant lease up (Note 2).

Depreciation and amortization for our REIT Portfolio increased $4.9 million for the three months ended September 30, 2025 compared to the prior year period primarily due to (i) $2.8 million from new property acquisitions and (ii) $2.1 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio. (Note 2, Note 6).

Property operating expenses for our REIT Portfolio increased $1.3 million for the three months ended September 30, 2025 compared to the prior year period primarily due to new property acquisitions.

Gain on disposition of property of $2.8 million for our REIT Portfolio relates to the sale of the Mad River property in 2025.

Interest expense for our REIT Portfolio increased $1.3 million for the three months ended September 30, 2025 compared to the prior year period primarily due to higher average outstanding borrowings in 2025.

Realized and unrealized holding gains (losses) on investments and other for our REIT Portfolio increased $1.1 million for the three months ended September 30, 2025 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the investment in Albertsons (Note 8).

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

Segment net income attributable to Acadia shareholders for Investment Management decreased $6.7 million for the three months ended September 30, 2025 compared to the prior year period as a result of the changes described below.

Property operating expenses for Investment Management increased $1.0 million for the three months ended September 30, 2025 compared to the prior year period primarily due to a new property acquisition in 2025.

An impairment charge of $12.6 million for Investment Management is due to the shortened hold period at one Fund III property (Note 8).

Equity in (losses) earnings of unconsolidated affiliates for Investment Management decreased $14.6 million for the three months ended September 30, 2025 compared to the prior year period primarily due to the impairment charge on the Bald Hill Road property in 2025 compared to the gain on sale of the Frederick Crossing property in 2024 (Note 4).

Net (income) loss attributable to noncontrolling interests for Investment Management increased $20.1 million for the three months ended September 30, 2025 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $2.3 million for the three months ended September 30, 2025 compared to $3.6 million for the prior year period.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Structured Financing

Interest income for our Structured Financing portfolio decreased $1.8 million for the three months ended September 30, 2025 compared to the prior year period primarily due to compounding interest on certain of our notes in the prior year.

Comparison of Results for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The results of operations by reportable segment for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 are summarized in the table below (in millions, totals may not add due to rounding):

	Nine Months Ended				Nine Months Ended
	September 30, 2025				September 30, 2024				Increase (Decrease)
	REIT	IM	SF	Total	REIT	IM	SF	Total	REIT	IM	SF	Total
Rental revenue	$178.6	$121.0	$—	$299.7	$141.7	$116.2	$—	$258.0	$36.9	$4.8	$—	$41.7
Other revenue	2.2	4.2	—	6.3	6.3	2.1	—	8.4	(4.1)	2.1	—	(2.1)
Depreciation and amortization	(68.8)	(48.8)	—	(117.6)	(54.0)	(49.7)	—	(103.7)	14.8	(0.9)	—	13.9
Property operating expenses	(25.9)	(26.5)	—	(52.4)	(23.8)	(25.4)	—	(49.2)	2.1	1.1	—	3.2
Real estate taxes	(25.2)	(13.2)	—	(38.5)	(21.6)	(11.9)	—	(33.5)	3.6	1.3	—	5.0
General and administrative expenses	—	—	—	(34.1)	—	—	—	(30.2)	—	—	—	3.9
Impairment charges	—	(37.2)	—	(37.2)	—	—	—	—	—	37.2	—	(37.2)
Gain (loss) on disposition of properties	2.8	(0.2)	—	2.5	(2.2)	1.8	—	(0.4)	5.0	(2.0)	—	2.9
Operating income (loss)	63.6	(0.8)	—	28.8	46.3	33.1	—	49.3	17.3	(33.9)	—	(20.5)
Interest income	—	—	18.6	18.6	—	—	18.5	18.5	—	—	0.1	0.1
Equity in (losses) earnings of unconsolidated affiliates	(0.3)	(9.3)	—	(9.6)	3.5	12.4	—	16.0	(3.8)	(21.7)	—	(25.6)
Interest expense	(29.7)	(41.5)	—	(71.2)	(29.5)	(41.1)	—	(70.7)	0.2	0.4	—	0.5
Loss on change in control	(9.6)	—	—	(9.6)	—	—	—	—	9.6	—	—	9.6
Realized and unrealized holding (losses) gains on investments and other	(0.8)	—	0.6	(0.2)	(5.1)	—	(0.8)	(5.9)	4.3	—	1.4	5.7
Income tax provision	—	—	—	(0.3)	—	—	—	(0.2)	—	—	—	0.1
Net income (loss)	23.1	(51.5)	19.2	(43.6)	15.2	4.4	17.7	7.0	7.9	(55.9)	1.5	(50.6)
Net loss (income) attributable to redeemable noncontrolling interests	—	5.0	—	5.0	—	6.5	—	6.5	—	(1.5)	—	(1.5)
Net loss (income) attributable to noncontrolling interests	0.2	47.6	—	47.8	(1.1)	0.8	—	(0.4)	1.3	46.8	—	48.2
Net income (loss) attributable to Acadia shareholders	$23.3	$1.0	$19.2	$9.2	$14.1	$11.7	$17.7	$13.1	$9.2	$(10.7)	$1.5	$(3.9)

REIT Portfolio

Segment net income attributable to Acadia shareholders for our REIT Portfolio increased $9.2 million for the nine months ended September 30, 2025 compared to the prior year period as a result of the changes further described below.

Rental revenue for our REIT Portfolio increased $36.9 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to (i) $13.7 million from new property acquisitions, (ii) $8.4 million received from Whole Foods that we recognized as rental and termination income at City Center in San Francisco, CA in 2025, (iii) $11.1 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025 and (iv) $4.0 million from new tenant lease up (Note 2).

Other revenue for our REIT Portfolio decreased $4.1 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to the recognition of a forfeited deposit in 2024.

Depreciation and amortization for our REIT Portfolio increased $14.8 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to (i) $6.3 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio, (ii) $6.4 million from new property acquisitions and (iii) $1.5 million from the acceleration of in-place lease intangible assets for bankrupt tenants in 2025 (Note 2, Note 6).

Property operating expenses for our REIT Portfolio increased $2.1 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to new property acquisitions.

Real estate taxes for our REIT Portfolio increased $3.6 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to (i) $2.0 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025, and (ii) $1.7 million from new property acquisitions (Note 2).

Gain on disposition of properties of $2.8 million for our REIT Portfolio in 2025 relates to the gain on sale of the Mad River property, and the loss on disposition of property of $2.2 million for our REIT Portfolio in 2024 relates to the deconsolidation of the Shops at Grand property.

Equity in (losses) earnings of unconsolidated affiliates for our REIT Portfolio decreased $3.8 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to tenants vacating subsequent to September 30, 2024.

Loss on change in control of $9.6 million for our REIT Portfolio for the nine months ended September 30, 2025 is due to the Company gaining a controlling financial interest as a result of the acquisition of the incremental 48% interest in the Renaissance Portfolio in 2025 (Note 2).

Realized and unrealized holding gains (losses) on investments and other for our REIT Portfolio increased $4.3 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the investment in Albertsons (Note 8).

Net loss (income) attributable to noncontrolling interests for our REIT Portfolio increased $1.3 million for the nine months ended September 30, 2025 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

Segment net income attributable to Acadia shareholders for Investment Management decreased $10.7 million for the nine months ended September 30, 2025 compared to the prior year period as a result of the changes described below.

Rental revenue for Investment Management increased $4.8 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to new property acquisitions in 2025 and tenant lease-up subsequent to September 30, 2024.

Other revenue for Investment Management increased $2.1 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to higher fees earned from the newly acquired Investment Management properties.

Property operating expenses for Investment Management increased $1.1 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to new property acquisitions.

Real estate taxes for Investment Management increased $1.3 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to refunds received in the prior year.

Impairment charges for Investment Management of $37.2 million for the nine months ended September 30, 2025 are due to the shortened hold periods at one Fund III property and two Fund IV properties (Note 8).

Gain on disposition of properties for Investment Management decreased $2.0 million for the nine months ended September 30, 2025 compared to the prior year period due to $3.0 million gain on disposition of two Fund IV properties and a Fund V outparcel, offset by a $1.2 million loss related to a previously disposed property (Note 2).

Equity in earnings of unconsolidated affiliates for Investment Management decreased $21.7 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to the loss on sale on Eden Square in 2025 and the impairment charge on the Bald Hill Road property in 2025 compared to the gain on sale of the Paramus Plaza and Frederick Crossing properties in 2024 (Note 4).

Net (income) loss attributable to noncontrolling interests for Investment Management increased $46.8 million for the nine months ended September 30, 2025 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $6.9 million and $8.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Structured Financing

Realized and unrealized holding gains on investments and other for our Structured Finance Portfolio increased $1.4 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to the decrease in allowance for some of our notes.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” General and administrative expenses increased $3.9 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to higher compensation expenses in 2025.

NON-GAAP FINANCIAL MEASURES

Net Property Operating Income

The following discussion of NOI) and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our REIT Portfolio. We believe NOI and rent spreads are not meaningful measures for our Investment Management investments as Investment Management invests primarily in properties that typically require significant leasing and development, and is primarily comprised of finite-life investment vehicles.

NOI represents property revenues less property expenses. We consider NOI and rent spreads on new and renewal leases for our REIT Portfolio to be appropriate supplemental disclosures of portfolio operating performance due to their widespread acceptance and use within the REIT investor and analyst communities. NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance; however, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

A reconciliation of consolidated operating income to net operating income – REIT Portfolio follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Consolidated operating income	$12,684	$17,492	$28,768	$49,289
Add back:
General and administrative	10,924	10,215	34,053	30,162
Depreciation and amortization	38,884	34,500	117,593	103,721
Impairment charges	12,570	—	37,210	—
(Gain) Loss on disposition of properties	(2,515)	—	(2,515)	441

Less:
Above/below-market rent, straight-line rent and other accounts (a)	(5,011)	(5,498)	(10,917)	(12,975)
Termination income (b)	—	—	(8,366)	—
Consolidated NOI	67,536	56,709	195,826	170,638

Redeemable noncontrolling interest in consolidated NOI	(1,734)	(1,711)	(4,998)	(4,133)
Noncontrolling interest in consolidated NOI	(19,604)	(17,060)	(56,748)	(52,314)
Less: Operating Partnership's interest in Investment Management NOI included above	(8,027)	(6,940)	(22,710)	(18,413)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (c)	1,045	2,291	3,205	8,504
REIT Portfolio NOI	$39,216	$33,289	$114,575	$104,282

(a)
Includes other accounts such as straight-line rent reserves, fee income, CECL, and dividend income received on our investment in Albertsons (Note 8).
(b)
Termination income related to an early lease termination at City Center.
(c)
Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within Investment Management.

Same-Property NOI includes REIT Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our REIT Portfolio (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REIT Portfolio NOI	$39,216	$33,289	$114,575	$104,282
Less properties excluded from Same-Property NOI	(4,336)	(1,042)	(11,431)	(6,434)
Same-Property NOI	$34,880	$32,247	$103,144	$97,848

Percent change from prior year period	8.2%		5.4%

Components of Same-Property NOI:
Same-Property Revenues	$47,271	$45,732	$143,016	$138,803
Same-Property Operating Expenses	(12,391)	(13,485)	(39,872)	(40,955)
Same-Property NOI	$34,880	$32,247	$103,144	$97,848

Rent Spreads on REIT Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our REIT Portfolio for the periods presented. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent, and lease incentives for the same comparable leases. The table below includes embedded option renewals for which the renewed rent was equal to or approximated existing base rent.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
REIT Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	28	28	69	69
GLA commencing	238,629	238,629	521,895	521,895
New base rent	$48.69	$52.40	$51.27	$54.17
Expiring base rent	$43.43	$40.67	$48.74	$45.89
Percent growth in base rent	12.1%	28.8%	5.2%	18.1%
Average cost per square foot (a)	$39.88	$39.88	$27.10	$27.10
Weighted average lease term (years)	8.2	8.2	8.6	8.6

(a) The average cost per square foot includes tenant improvement costs, leasing commissions, and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance due to its widespread acceptance and use within the REIT investor and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate assets related to the Company’s main business and land held for the development of property for its operating portfolio, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its investments in Albertsons) in FFO. A reconciliation of net income (loss) attributable to Acadia shareholders to FFO follows (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income attributable to Acadia shareholders	$5,618	$8,414	$9,189	$13,126

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	31,542	26,407	94,814	79,785
Impairment charges (net of noncontrolling interests' share)	3,804	—	9,572	—
Net loss on disposition of properties (net of noncontrolling interests' share)	(2,700)	(2,324)	(2,614)	(1,481)
Loss on change in control	—	—	9,622	—
Income attributable to Common OP Unit holders	248	398	452	704
Distributions - Preferred OP Units	67	67	201	274
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$38,579	$32,962	$121,236	$92,408

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity and Cash Requirements

Generally, our principal uses of liquidity are (i) distributions to our shareholders and holders of our units of limited partnership interest (“OP units”), (ii) investments, which include the funding of capital committed to our Investment Management platform and property acquisitions and development/re-tenanting activities within our REIT Portfolio, (iii) distributions to our Investment Management investors, (iv) debt service and loan repayments and (v) share repurchases.

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the nine months ended September 30, 2025, we paid dividends and distributions on our Common Shares and preferred units of limited partnership interest (“Preferred OP Units”) totaling $79.7 million.

Investments

During the nine months ended September 30, 2025, we deployed approximately $487.3 million in cash outlays related to investment activities. This amount included the acquisition of an additional 48% economic ownership interest in the Renaissance Portfolio for $117.9 million, which resulted in a controlling financial interest and the consolidation of the portfolio within our REIT Portfolio (Note 2, Note 7). We also acquired 11 additional properties for an aggregate purchase price of $369.4 million (Note 2).

In addition, we redeemed a portion of the noncontrolling interest in Fund II, which required a $8.0 million cash payment (Note 10).

Structured Financing Investments

During the nine months ended September 30, 2025, we provided a mezzanine loan and additional advances under a preferred equity investment in the aggregate amount of $28.5 million (Note 3).

Capital Commitments

During the nine months ended September 30, 2025, we made capital contributions aggregating $3.7 million to the Funds.

As of September 30, 2025, our share of the remaining capital commitments to the Funds aggregated $12.6 million as follows:

•
$0.2 million to Fund III – Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$5.5 million to Fund IV – Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•
$6.9 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

We do not have any additional capital commitments to the Funds.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $39.6 million and $41.4 million, as of September 30, 2025 and December 31, 2024, respectively. The Company’s share of these obligations is approximately $32.4 million and $32.3 million, respectively (Note 9).

Development Activities

During the nine months ended September 30, 2025, capitalized costs associated with development activities totaled $44.8 million (Note 2). As of September 30, 2025, we had a total of 19 consolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2028 was $126.1 million to $157.0 million, respectively. Substantially all remaining development and redevelopment costs are discretionary, and could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, elevated interest rates, the imposition of tariffs and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt

A summary of our consolidated debt, which includes the full amount of Investment Management related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	September 30,	December 31,
	2025	2024

Total Debt - Fixed and Effectively Fixed Rate	$1,490,553	$1,142,592
Total Debt - Variable Rate	382,526	405,355
	1,873,079	1,547,947
Net unamortized debt issuance costs	(12,222)	(10,893)
Unamortized premium	1,151	212
Total Indebtedness	$1,862,008	$1,537,266

As of September 30, 2025, our consolidated indebtedness aggregated $1,873.1 million, excluding unamortized premium of $1.2 million and net unamortized loan costs of $12.2 million, and was collateralized by 49 properties and related tenant leases. As of September 30, 2025, stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 3.33% with maturities that ranged from October 1, 2025 to April 15, 2035, excluding available extension options. With respect to the debt maturing in 2025, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance such obligations on favorable terms or at all. Taking into consideration $1,201.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,490.6 million of the portfolio debt, or 79.6%, was fixed at a 4.85% weighted average interest rate and $382.5 million, or 20.4%, was floating at a 6.69% weighted average interest rate as of September 30, 2025. Our variable-rate debt includes $78.2 million of debt subject to interest rate caps.

Without regard to available extension options, as of September 30, 2025, we had (i) $82.4 million of debt maturing in 2025 at a weighted-average interest rate of 7.19%, (ii) $1.7 million of scheduled principal amortization due in the remainder of 2025 and (iii) $8.0 million of remaining scheduled 2025 principal payments and maturities, representing our pro rata share of our unconsolidated debt. In addition, $252.3 million of our total consolidated debt and $13.8 million of our pro-rata share of unconsolidated debt will come due by September 30, 2026. With respect to the debt maturing in 2025 and 2026, we have options to extend consolidated debt aggregating $35.2 million and $186.9 million as of September 30, 2025; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, elevated interest rates, the imposition of tariffs and other risks, including, but not limited to those detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of September 30, 2025 (Note 10). We did not repurchase any shares under this program during the nine months ended September 30, 2025.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within Investment Management, (iv) future sales of existing properties, (v) repayments of Structured Financing investments, (vi) liquidation of marketable securities, and (vii) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries as of September 30, 2025 totaled $49.4 million. Our remaining sources of liquidity are described further below. Depending upon the availability and cost of external capital, we believe our sources of capital are sufficient to meet our liquidity needs. Our historical cash flows uses are reflected in our Condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

Issuances of Common Shares

The 2025 ATM Program (Note 10) provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an “as-we-go” basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our REIT Portfolio and Investment Management acquisitions through the issuance of Common Shares over extended periods, employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from the 2025 ATM Program. Net proceeds raised through the 2025 ATM Program and follow-on offerings are primarily used for acquisitions, both for our REIT Portfolio and our pro-rata share of Investment Management acquisitions, and for general corporate purposes.

As of September 30, 2025, we had 12,759,835 forward shares outstanding under the 2025 ATM Program. The weighted-average net forward sales price per share of the forward shares under the 2025 ATM program was $20.27 and would result in $258.6 million in net cash proceeds if we were to physically settle the shares. In March 2025, we settled 11,172,699 shares outstanding under the 2025 ATM forward and received proceeds of $277.9 million.

Investment Management Capital

During the nine months ended September 30, 2025, Funds III and V called for capital contributions of $18.1 million, of which our aggregate share was $3.7 million. As of September 30, 2025, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were $0, $0.6 million, $18.5 million and $27.3 million, respectively.

Other Transactions

During the first quarter of 2025, we recognized payments of $8.4 million related to the termination of a lease at City Center in San Francisco (Note 11).

As of September 30, 2025, we held 257,112 million shares of Albertsons which had a fair value of $4.5 million (Note 8). In addition, during the nine months ended September 30, 2025, we sold 495,000 shares of Albertsons generating $9.8 million in net proceeds and recognized dividend income of $0.3 million (Note 8).

Financing and Debt

During the third quarter of 2025, we drew the remaining $75.0 million available under the $250.0 Million Term Loan, and have no remaining availability. As of September 30, 2025, we had $460.0 million of capacity under existing REIT Portfolio debt facilities. In addition, as of that date within our REIT Portfolio and Investment Management platform, we had 137 unleveraged consolidated properties with an aggregate carrying value of approximately $2.2 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all (Note 7).

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2025 with the cash flow for the nine months ended September 30, 2024 (in millions, totals may not add due to rounding):

	Nine Months Ended September 30,
	2025	2024	Variance

Net cash provided by operating activities	$125.0	$102.6	$22.4
Net cash used in investing activities	(430.4)	(50.1)	(380.3)
Net cash provided by (used in) financing activities	340.8	(8.4)	349.2
Increase in cash and cash equivalents and restricted cash	$35.3	$44.0	$(8.7)

Operating Activities

Net cash provided by operating activities primarily consists of cash inflows from rental revenue, and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Net cash provided by operating activities increased by $22.4 million for the nine months ended September 30, 2025 as compared to the prior year period primarily due to the repayment of accrued interest on a note receivable.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Net cash used in investing activities increased by $380.3 million during the nine months ended September 30, 2025 as compared to the prior year period, primarily due to (i) $341.1 million more cash used for the acquisition of real estate, (ii) $12.0 million more cash used for the issuance of notes receivable, (iii) $24.2 million more cash used for development, construction and property improvement costs, and (iv) $5.2 million less cash received from the repayment of notes receivable.

Financing Activities

Net cash provided by (used in) financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.

Net cash provided by financing activities increased by $349.2 million during the nine months ended September 30, 2025 as compared to the prior year period, primarily from (i) $459.7 million more cash from proceeds on debt and (ii) $5.6 million less cash used for financing costs. These increases were offset by (i) $51.3 million less cash provided by the sale of Common Shares, (ii) $31.7 million less cash provided by contributions from noncontrolling interests, (iii) $20.4 million more used to pay dividends, (iv) $9.9 million more cash used in the acquisition of noncontrolling interests and (v) $5.4 million more capital distributed to noncontrolling interests.

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		September 30, 2025
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Tri-City Plaza	18.1%	$6.4	6.16%	Oct 2025
Frederick County Square	18.1%	4.4	6.79%	Jan 2026
650 Bald Hill Rd	20.8%	3.1	3.75%	Jun 2026
840 N. Michigan	94.4%	35.5	6.50%	Dec 2026
Wood Ridge Plaza	18.1%	6.5	7.18%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale FC	18.0%	6.8	6.85%	Nov 2027
Georgetown Portfolio	50.0%	6.8	4.72%	Dec 2027
LINQ Promenade(d)	15.0%	26.3	5.89%	Dec 2027
Shoppes at South Hills(b)	18.1%	5.9	5.95%	Mar 2028
Mohawk Commons	18.1%	7.1	5.80%	Mar 2028
The Walk at Highwoods Preserve(b)	20.0%	4.1	6.25%	Oct 2028
Crossroads Shopping Center(c)	49.0%	36.8	5.78%	Nov 2029
Gotham Plaza	49.0%	13.7	5.90%	Oct 2034
Total		$173.4

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect as of September 30, 2025, where applicable.
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

The OBBBA contains complex revisions to the U.S. federal income tax laws. Holders of our Common Shares are urged to consult with their tax advisors with respect to the OBBBA and its potential effect on the acquisition, ownership and disposition of our Common Shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of September 30, 2025

Our primary market risk exposure is to changes in interest rates related to our property mortgage loans and other debt. See Note 7 in the Notes to Condensed Consolidated Financial Statements, for certain quantitative details related to our property mortgage loans and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2025, we had total property mortgage loans and other notes payable of $1,873.1 million, excluding the unamortized premium of $1.2 million and net unamortized debt issuance costs of $12.2 million, of which $1,490.6 million, or 79.6% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $382.5 million, or 20.4%, was variable-rate based upon SOFR or Prime rates plus certain spreads. As of September 30, 2025, we were party to 35 interest rate swaps and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $1,201.4 million and $78.2 million of variable-rate debt, respectively. If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.

The following table sets forth information as of September 30, 2025 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

REIT Portfolio Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$0.6	$—	$0.6	—%
2026	4.9	102.0	106.9	6.1%
2027	4.8	45.1	49.9	4.8%
2028	1.8	535.4	537.2	4.1%
2029	1.2	97.1	98.3	5.5%
Thereafter	1.3	326.6	327.9	4.4%
	$14.6	$1,106.2	$1,120.8

Investment Management Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$1.1	$82.4	$83.5	7.2%
2026	2.9	219.1	222.0	6.4%
2027	1.7	222.8	224.5	6.3%
2028	0.3	222.0	222.3	5.8%
2029	—	—	—	—%
Thereafter	—	—	—	—%
	$6.0	$746.3	$752.3

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2025 (Remainder)	$1.6	$6.4	$8.0	6.2%
2026	6.2	35.8	42.0	6.3%
2027	1.1	55.2	56.3	6.1%
2028	0.1	16.6	16.7	6.0%
2029	0.3	36.4	36.7	5.8%
Thereafter	—	13.7	13.7	5.9%
	$9.3	$164.1	$173.4

Without regard to available extension options, in the remainder of 2025, $84.1 million of our total consolidated debt and $8.0 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $328.9 million of our total consolidated debt and $42.0 million of our pro-rata share of unconsolidated debt will become due in 2026. As it relates to the aforementioned maturing debt in 2025 and 2026, we have options to extend consolidated debt aggregating $35.2 million and $186.9 million at September 30, 2025, respectively; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $4.6 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.9 million. Interest expense on our variable-rate debt of $382.5 million, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2025, would increase $3.8 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of September 30, 2025, the fair value of our total consolidated outstanding debt would decrease by approximately $10.3 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would increase by approximately $6.2 million.

As of September 30, 2025, and December 31, 2024, we had consolidated notes receivable of $154.8 million and $126.6 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of September 30, 2025, the fair value of our total outstanding notes receivable would decrease by approximately $1.5 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.5 million.

Summarized Information as of December 31, 2024

As of December 31, 2024, we had total property mortgage loans and other notes payable of $1.5 billion, excluding the unamortized premium of $0.2 million and unamortized debt issuance costs of $10.9 million, of which $1.1 billion, or 73.8%, was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $405.4 million, or 26.2%, was variable-rate based upon SOFR rates plus certain spreads. As of December 31, 2024, we were party to 30 interest rate swap and four interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $852.0 million and $111.2 million of SOFR-based variable-rate debt, respectively.

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

Changes in Market Risk Exposures from December 31, 2024 to September 30, 2025

Our interest rate risk exposure from December 31, 2024, to September 30, 2025, has decreased on an absolute basis, as the $405.4 million of variable-rate debt as of December 31, 2024 has decreased to $382.5 million as of September 30, 2025. Our interest rate exposure as a percentage of total debt has decreased, as our variable-rate debt accounted for 26.2% of our consolidated debt as of December 31, 2024 compared to 20.4% as of September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2025, at a reasonable level of assurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended September 30, 2025, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

Dated: October 29, 2025