Form 10-K
period 2025-12-31
ACADIA REALTY TRUST
filed 2026-02-13
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,432.87 million, based on a price of $18.57 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 10, 2026 was 131,039,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2026 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K (the “Report”). The proxy statement will be filed by the registrant with the Securities and Exchange Commission (the “SEC”), not later than 120 days after the end of the registrant’s fiscal year.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-K

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant referenced in Part II, Item 8. Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by the use of the words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical conditions and instability, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and rising inflation; (ii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources; (iv) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any public health crisis, which adversely affected the Company and its tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xiv) information technology (“IT”) security breaches, including increased cybersecurity risks relating to the use of remote technology and artificial intelligence (“AI”); (xv) risks associated with our use of AI tools, which could result in reputational harm, and legal or regulatory liability; (xvi) the loss of key executives; and (xvii) the accuracy of our methodologies and estimates regarding corporate responsibility metrics, goals and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our corporate responsibility efforts.

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

SUMMARY RISK FACTORS

Set forth below is a summary of the risks described under Item 1A. Risk Factors of this Report:

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
•
We may not be able to recover our investments in other retail operations investments, which may result in significant losses to us.
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
•
Our board of trustees (“Board”) may change our investment policy or objectives without shareholder approval.
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
•
AI presents risks and challenges that can impact our business, results of operations, and reputation, including by posing security risks to our confidential information, proprietary information, and personal data.
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

PART I

ITEM 1. BUSINESS.

GENERAL

Acadia Realty Trust (the “Trust”, and collectively with its consolidated subsidiaries, the “Company”, “Acadia”, “we”, “us” or “our”) is a fully-integrated, Maryland-formed equity REIT focused on the ownership, acquisition, development, and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely populated metropolitan areas in the United States. Acadia owns and operates a core real estate portfolio of street and open-air retail properties in the nation’s most dynamic corridors (“REIT Portfolio”), along with an investment management platform that targets opportunistic and value-add investments through its institutional co-investment vehicles (“Investment Management”).

All assets are held by, and operations conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its affiliated entities. As of December 31, 2025, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner, entitling us to share in any cash distributions and profits and losses proportionate to our interest. Limited partners primarily include entities or individuals that contributed property interests in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”, and collectively, “OP Units”), as well as employees awarded restricted Common OP Units as long-term incentive compensation (“LTIP Units”). Holders of Common OP and LTIP Units generally have the right to exchange their units on a one-for-one basis for our common shares of beneficial interest (“Common Shares”). This structure is commonly referred to as an umbrella partnership “REIT”, or “UPREIT”.

As of December 31, 2025, we owned or held an ownership interest in 228 properties through our REIT Portfolio and Investment Management platform (Note 1). The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses.

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to acquire and manage commercial retail properties that generate cash for shareholder distributions and create the potential for capital appreciation to enhance investor returns. We execute on a focused strategy designed to drive long-term, profitable growth by leveraging the strength of our REIT Portfolio and Investment Management platform. Our strategic priorities are organized within our Operating, Investment, and Capital Strategies, as outlined below:

Operating Strategy

•
Maximizing Internal Growth: We remain focused on optimizing tenant mix, executing timely re-tenanting of space, and improving operational efficiency across our portfolio, and, when market conditions allow, increasing rental rates to capture embedded growth opportunities. In 2025, our REIT Portfolio delivered continued growth driven by higher revenues and improved operating performance across our stabilized properties.
•
Investing in Our People and Platform: We believe our people and fully integrated operating platform are critical differentiators. We are committed to attracting, developing, and retaining talented professionals across leasing, property management, construction, finance, and legal functions. This investment supports disciplined execution, institutional-quality operations, and alignment with our long-term strategic objectives.

Investment Strategy

•
Executing Accretive Acquisitions: We pursue acquisitions that align with our strategy of targeting high-growth, residentially dense markets with durable tenant demand. In 2025, we have completed approximately $487.3 million of acquisitions in our REIT Portfolio and Investment Management platform, including high-quality street retail assets in key urban corridors and well-located suburban markets.
•
Advancing Development/Redevelopment: We capitalize on value-enhancing development and redevelopment opportunities.
•
Scaling Investment Management: Through our institutional co-investment vehicles, we pursue opportunistic and value-add investments that complement our REIT Portfolio. We maintain meaningful ownership stakes in these ventures, aligning our interests with those of our partners.

Capital Strategy

•
Maintaining Financial Flexibility: We are committed to maintaining a strong and flexible balance sheet through conservative financial practices, with the goal of supporting continued investment while preserving liquidity and access to capital markets.

Operating Strategy — Driving Internal Growth Through Active Asset Management

Our operating strategy is centered on maximizing internal growth across our existing portfolio through disciplined, hands-on asset management. We focus on optimizing tenant mix, executing timely re-tenanting, capturing contractual rent escalations and mark-to-market opportunities, and improving occupancy in supply-constrained markets. We also emphasize operating efficiency through expense control and lease structures that generally require tenants to pay their proportionate share of property-level costs, helping to support stable net operating income growth.

We operate a fully integrated platform, with core functions, including: leasing, property management, construction, finance, and legal, typically performed by our in-house team. This vertical integration enhances operational efficiency, supports disciplined execution, and enables us to maintain direct control over all aspects of our business.

Our senior management team brings decades of experience in retail real estate, with a proven track record in acquisitions, development and redevelopment, leasing and property management. We leverage this expertise to create value through strategic initiates such as property repositioning, re-tenanting, and joint ventures, including our Investment Management platform, which provides opportunities to earn promote returns, priority distributions, and management fees in addition to returns on our equity investments.

Investment Strategy — Growth through Dual Platforms

Growth Strategy

Our internal growth is driven by several key factors, including: (i) built-in rent escalations that provide predictable increases over time, (ii) opportunities to reset below-market rents to current levels upon lease expiration, (iii) occupancy gains through proactive leasing, and (iv) disciplined cost control measures, including lease structures that generally require tenants to pay their proportionate share of operating expenses, such as common area maintenance, real estate taxes, and insurance, which help mitigate the impact of inflationary pressures.

Our external growth strategy is grounded in disciplined, long-term accretive growth relative to our cost of capital and ongoing improvement in portfolio quality. We regularly evaluate the relative cost of equity and debt and calibrate acquisition pacing to align investment activity with available capital and market conditions. This approach has supported consistent internal growth and accretive expansion of our street retail footprint in high-barrier, demand-constrained corridors.

Dual Platforms

We execute our growth strategy through two complementary platforms:

REIT Portfolio: A high-quality core portfolio of open-air street retail assets and select urban assets located in premier U.S. retail corridors such as SoHo, Madison Avenue, Williamsburg, and the West Village in New York; Georgetown in Washington, D.C.; Chicago’s Gold Coast; and Henderson Avenue in Dallas, Texas, complemented by suburban properties in supply-constrained trade areas. These properties generally provide durable demand, embedded contractual rent growth, and recurring mark-to-market opportunities.

Investment Management: We manage institutional capital through our strategic opportunity funds: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V”, and collectively with Fund II, Fund III and Fund IV, “the Funds”), as well as select co-investment ventures. The Funds are no longer pursuing new investments and are focused on the management, operation, and realization of their existing portfolios. We earn revenues through management services and, in certain cases, incentive fees based on investment performance. Additionally, we hold equity method investments (5%-20%) in three unconsolidated ventures and own two assets intended for recapitalization.

Capital Strategy — Balance Sheet Focus and Access to Capital

Our capital strategy prioritizes accretive growth and prudent leverage, balancing external investment opportunities with internal redevelopment initiatives. We intend to continue funding acquisitions and development through a mix of equity and debt, while preserving liquidity and maintaining access to capital markets to support long-term growth.

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage within our REIT Portfolio, while ensuring access to sufficient capital to fund future growth. We finance acquisitions, and development and redevelopment projects through sources we deem most appropriate based on market conditions, pricing, and other commercial factors. These sources include common equity, unsecured debt, property-level mortgage loans and construction loans, and other alternatives such as strategic capital and the issuance of OP Units. We actively manage our interest rate risk through a combination of fixed-rate debt and, where variable-rate debt is utilized, Secured Overnight Financing Rate (“SOFR”) swaps and caps as discussed further in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this Report.

Balance Sheet Strength and Liquidity

In 2025, we increased total indebtedness to support acquisitions and redevelopment projects while improving the overall risk profile of our balance sheet. We reduced our interest rate exposure by lowering variable-rate debt, reflecting disciplined leverage management and the use of equity capital to fund growth. In addition, we amended our senior unsecured credit facility to reduce borrowing costs and extend maturities, further enhancing liquidity and financial flexibility. We have no significant REIT Portfolio debt maturities until 2028.

Equity Capital Programs

We maintain an at-the-market equity issuance program (the “ATM Program”), which provides an efficient, low-cost mechanism to raise equity capital on an as-needed basis. In February 2025, we expanded our ATM Program to allow for up to $500.0 million in aggregate sales, including the ability to execute forward sales agreements with major financial institutions. This structure enables us to fund our acquisitions and redevelopments over time while employing a price-averaging strategy. In addition to the ATM Program, from time to time, we also utilize follow-on offerings to raise capital. Net proceeds raised through our ATM Program and follow-on offerings are primarily used for acquisitions, both for our REIT Portfolio and our pro-rata share of Investment Management acquisitions, the repayment of outstanding indebtedness and for other general corporate purposes. As of December 31, 2025, we had approximately 14.7 million forward shares remaining to be settled under our ATM Program, which would result in us receiving approximately $295.5 million in net cash proceeds if we were to physically settle the shares (Note 10).

Share Repurchase Program

We maintain a share repurchase authorization of up to $200.0 million of outstanding Common Shares, providing flexibility to return capital to shareholders when appropriate. The program may be discontinued or extended at any time, subject to approval by our Board. As of December 31, 2025, management may repurchase up to approximately $122.5 million of Common Shares under the program (Note 10). No shares were repurchased during 2023, 2024, or 2025.

INVESTING ACTIVITIES

For details on our properties, see Item 2. Properties, and for a discussion of acquisitions, dispositions, and financing activity, refer to Significant Developments under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REIT Portfolio

Our REIT Portfolio primarily comprises high-quality street retail and select urban assets, complemented by suburban properties in supply-constrained trade areas. We generally hold these properties for long-term investment and actively manage the portfolio to enhance value through targeted renovation, re-tenanting, and operational improvements. We believe these initiatives strengthen market positioning, attract and retain quality tenants, and support cash flow growth. From time to time, we dispose of non-core assets and redeploy capital into acquisitions or repositioning opportunities with greater potential for appreciation.

Investment Management

Our Investment Management platform invests in suburban shopping centers and urban retail assets through our Funds and other co-investment ventures with institutional partners. While these investments are primarily structured as joint ventures at acquisition, we also acquire assets on a wholly owned basis pending the identification of an institutional partner to recapitalize the asset. These structures enable us to leverage third-party capital while maintaining meaningful ownership interests.

Structured Finance Program

We selectively invest in first mortgage loans and other notes receivable generally collateralized by real estate through our Structured Finance (“SF”) program, either directly or through entities in which we hold an interest. This program provides an additional avenue for generating returns and diversifying our investment exposure.

Development and Redevelopment Activities

We pursue development and redevelopment projects to unlock embedded value and meet evolving tenant and market demands. As of December 31, 2025, we had 13 REIT Portfolio development projects and 12 REIT Portfolio redevelopment projects, as well as one redevelopment project within Investment Management. For additional details, see Item 2. Properties—Development Activities and Note 2 to the consolidated financial statements.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL LAWS

We are subject to federal, state and local laws and regulations, including those governing environmental matters, health and safety, and accessibility. Based on current requirements, we do not expect compliance costs to have a material impact on our capital expenditures, earnings, or competitive position. See Item 1A. Risk Factors — Risks Related to Litigation, Environmental Matters and Governmental Regulation.

We may be liable for the costs of removal or remediation of certain hazardous or toxic substances at our property sites, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator or tenant at our properties. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of such substances, or the failure to properly dispose of or remove such substances, may adversely impact our ability to sell or rent an affected property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

Our properties, and any properties we may acquire, as commercial facilities, must comply with the ADA and other building, fire, and safety codes. See Item 1A. Risk Factors — Compliance with the ADA and fire, safety and other regulations may require us to make unplanned expenditures that could adversely affect our financial condition, cash flows and results of operations.

We may also be subject to future compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. Compliance with new laws or regulations related to climate change may require us to make improvements to our existing properties or pay additional taxes and fees assessed on us or our properties. See Item 1A. Risk Factors — Climate change, natural disasters or health crises could adversely affect our properties and business.

CORPORATE HEADQUARTERS

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100.

HUMAN CAPITAL

As of December 31, 2025, we had 138 employees, of whom 109 were located at our executive office and 29 were located at regional property management offices. None of our employees are covered by collective bargaining agreements and management believes that its relationship with employees is good.

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

In addition to environmental sustainability and climate risk management, we view health, safety, and well‑being as integral to the long‑term performance of our portfolio. The health and well-being of our tenants and their employees and customers are important to us, and we are committed to maintaining safe and secure shopping centers through responsible property management, safety protocols, and ongoing operational oversight.

We regularly monitor corporate governance developments, recommended best practices, and take into account stakeholder feedback. We believe that sound corporate governance strengthens the accountability of our Board and management and promotes the long-term interests of our shareholders. Governance highlights include: optout of the Board self-classification provisions of Subtitle 8 (as defined below); no shareholder rights plan; annual election of trustees; majority voting standard for trustees in uncontested elections with a resignation policy if an incumbent Trustee fails to receive the required vote for re-election; independent Board with a lead independent trustee; regular succession planning; risk oversight by the full Board and committees; claw-back, anti-hedging and anti-pledging policies; annual Say-on-Pay vote; and shareholders’ ability to call a special meeting.

Additional information about our approach to corporate responsibility is available in our Proxy and Corporate Responsibility Report. Such information is not incorporated by reference into, and is otherwise not part of, this Report.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. We derive significant revenues from a concentration of 20 key tenants, which occupy space at more than one property and collectively account for approximately 16.0% of our consolidated revenue. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See Item 2. Properties—Major Tenants for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties and vacated anchor space directly and indirectly affects our rental revenues.

Certain of our properties are supported by “anchor” tenants. Anchor tenants pay a significant portion of total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a tenant with comparable consumer attraction, could adversely affect the rest of the property primarily through the loss of customer-drawing power. This can also occur through the exercise of the right that most anchor tenants have to vacate and prevent re-tenanting by paying rent for the balance of the lease term, a practice known as “going dark”, such as the case of the departure of a “shadow” anchor tenant that is owned by another landlord. In addition, if certain anchor tenants cease to occupy a property, such action could trigger certain contractual rights for a significant number of other tenants to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales at the affected property, which could adversely affect the future revenue from such property. Such rights are also known as “co-tenancy” conditions. Although it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See Item 2. Properties—Major Tenants.

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

Historically, and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection, typically under Chapter 11 of the United States Bankruptcy Code. Pursuant to bankruptcy law, tenants have the right to reject some or all of their leases. In the event a tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year’s rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant’s final bankruptcy plan and the availability of funds to pay its creditors. There can be no assurance that our major tenants will not declare bankruptcy, in which case we may be unable to recoup past and future rent in full, or re-lease a terminated or rejected space on comparable terms or at all.

We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to promptly re-let all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See Item 2. Properties—Lease Expirations for additional information regarding the scheduled lease expirations in our portfolio. Although overall inflation has moderated, there were periods during 2025 when inflation exceeded the contractual rent increases provided for in many of our leases. To the extent inflation outpaces these contractual rent escalations, we may face pricing pressure on rents for new or renewing tenants, which could adversely affect future rents and rent spreads.

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

The use of the Internet by retail consumers remains popular and is expected to continue. The increase in Internet sales could result in a downturn in the business of our current tenants in their “brick and mortar” locations, adversely impacting their ability to satisfy their rent obligations and potentially affecting the way future tenants lease space.

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

Many of our real estate costs are fixed, even if revenue from our properties decreases, which would cause a decrease in net income.

Our financial results depend primarily on leasing space at our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance, and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in revenue from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to fully lease our properties on favorable terms. Additionally, properties that we develop or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such projects until they are fully occupied.

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

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 44.8% and 18.4% of the annual base rents within our REIT Portfolio, respectively. In addition, Investment Management derives 34.8%, 31.8%, and 17.1%, of its annual base rents from the Southeast, New York, and Northeast metropolitan regions of the United States, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, occur in these areas.

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

There can be no assurance that our joint ventures will continue to operate profitably and thus provide additional Promote (as defined below) income in the future. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.

We may not be able to recover our investments in other retail operations investments, which may result in significant losses to us.

The economic performance and value of our other retail operations investments, which we do not control, are subject to risks associated with owning and operating retail businesses, as outlined in our other risk factors provided herein. Adverse operating results, changes in market conditions, or other factors affecting these businesses may reduce the value of our investments and limit our ability to recover our invested capital. A decline in the value of these investments may require us to record an impairment charge. If the estimated fair value of an investment is less than its carrying value and the decline is determined to be other than temporary, we are required to recognize an impairment loss in earnings. Our fair value estimates involve significant judgment and assumptions based on market conditions that may not ultimately be realized.

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

Epidemics, pandemics, or other public health crises that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

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

Although we have historically used moderate levels of leverage, we have incurred, and expect to continue to incur, indebtedness to support our activities. As of December 31, 2025, our outstanding indebtedness was $1,873.4 million, of which $370.6 million was variable-rate indebtedness.

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

Although approximately 80.2% of our outstanding debt has fixed or effectively fixed interest rates, we also borrow funds at variable interest rates. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt, which could cause our borrowing costs to rise and may limit our ability to refinance debt. Interest expense on our variable-rate debt as of December 31, 2025 would increase by approximately $3.7 million annually for a 100-basis-point increase in interest rates. This exposure would increase if we sought additional variable-rate financing based on pricing and other commercial and financial terms. We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

Our inability to raise capital or to carry out our growth strategy could adversely affect our financial condition, cash flows and results of operations.

Our earnings growth strategy is based on the acquisition and development of additional properties, including acquisitions of REIT Portfolio properties through our Operating Partnership and our high return investment programs through Investment Management. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, obtaining necessary entitlements, negotiating with new or existing tenants or securing acceptable financing.

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

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer (“CEO”), or other key executive-level employees could have a material adverse effect on our business, financial condition, and results of operations. Management continues to strengthen our team and we have CEO succession planning in place, as well as an emergency transition plan, but there can be no assurance that such planning will be capable of implementation or that our efforts will be successful. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein and into severance agreements with other senior executives; however, Mr. Bernstein and such executives may terminate their employment with us at will.

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

As of December 31, 2025, six institutional shareholders own 5% or more individually, and 64.9% in the aggregate, of our Common Shares. While this ownership concentration does not jeopardize our qualification as a REIT for U.S. federal income tax purposes (due to certain “look-through provisions” of the Code), a significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring, or preventing a change in control of us. Additionally, our Board may, in its sole discretion, waive or modify the 9.8% Common Shares ownership limit in our Declaration of Trust with respect to one or more persons if it is satisfied that ownership in excess of the limit will not jeopardize our qualification as a REIT for U.S. federal income tax purposes. From time to time, we have entered into waivers with certain institutional investors, subject to certain representations from such investors, including that the Common Shares held by the investors will be held in the ordinary course of business and not with the purpose or effect of changing or influencing control of us.

Restrictions on a potential change of control could prevent changes that would be beneficial to our shareholders.

Our Board is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares of beneficial interest without shareholder approval. We have not established any series of preferred shares other than the Series A and Series C Preferred OP Units in the Operating Partnership. However, the establishment and issuance of a class or series of preferred shares could make a change of control of the Company, including one that could be in the best interests of our shareholders more difficult. In addition, we have entered into an employment agreement with our CEO and severance agreements with certain of our executives, which provide that, upon the occurrence of a change in control of us and either the termination of their employment without “cause” or their resignation for “good reason” (each, as defined in the respective agreement), such executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in the best interests of our shareholders generally.

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

At December 31, 2025, we had investments through our Investment Management platform in co-investment ventures. There can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop, redevelop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from our existing or future investments. The same factors that impact the valuation of our REIT Portfolio also impact the portfolios held by the Investment Management platform and could result in other than temporary impairment of our investment and a reduction in fee revenues.

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
•
our relationships with our partners are generally contractual in nature and may include the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms; and
•
disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and trustees from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture to additional risk.

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

We believe that we have consistently met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there may be only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Code provisions and income tax regulations applicable to REITs differ significantly from those applicable to other entities. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations, or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the Federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, and do not qualify for any statutory relief provisions, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at the regular corporate rates and we could be subject to the one-percent excise tax on share repurchases imposed pursuant to Section 4501(a) of the Code. Also, we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under applicable statutory provisions. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

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

Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are taxed at ordinary income rates as opposed to the capital gain rates. Pursuant to section 199A of the Code, certain REIT shareholders will be permitted to deduct 20% of ordinary REIT dividends received. Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which may negatively impact the trading prices of our securities.

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

The year ended December 31, 2025 continued to be affected by significant volatility in global markets, driven by persistent inflationary pressures, heightened policy and trade uncertainty, and ongoing geopolitical tension and conflicts (including the armed conflict between Russia and Ukraine, and continued instability across the Middle East). These ongoing and evolving geopolitical and economic conditions may continue to create volatility in the financial markets, disrupt supply chains, and adversely affect business and consumer confidence. We cannot predict how current political and economic uncertainty will affect our critical tenants, joint venture partners, lenders, financial institutions, and general economic conditions, including consumer health and confidence and stock market volatility.

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

In recent periods, central banks have responded to rapidly rising inflation by tightening monetary policies, which could create headwinds to economic growth. Though the Federal Reserve decreased interest rates in 2025, the rate hikes they enacted in 2022 through the first half of 2024 have had a significant impact on interest rate indexes, such as SOFR and the Prime Rate. See “Risks Related to Our Liquidity and Indebtedness”. We believe we manage our properties in a cost-conscious manner to minimize recurring operational expenses and utilize multi-year contracts to alleviate the impact of inflation on our business and our tenants. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. While these provisions are designed to partially mitigate the impact of inflation, current inflation levels, although moderating, may still exceed contractual rent increases we are able obtain from our tenant base. Inflationary pressures, even at reduced levels, may also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

Competition may adversely affect our ability to purchase properties and to attract and retain tenants.

There are numerous commercial developers, real estate companies, financial institutions, and other investors that compete with us in seeking properties for acquisition and attracting tenants who will lease from us. Our competitors include other REITs, financial institutions, private funds, insurance companies, pension funds, private companies, family offices, sovereign wealth funds and individuals. In some cases, these entities may have, or may have access to, greater financial resources than the Company. This competition may result in a higher cost for properties than we wish to pay or lower rents than we wish to collect. In addition, retailers at our properties (both in our REIT Portfolio and in the portfolios of the Investment Management portfolio) face increasing competition from outlet malls, discount shopping clubs, e-commerce, direct mail, and telemarketing, which could (i) reduce rents payable to us and (ii) reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

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

We rely on IT networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist or cyber-attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses and similar disruptions. If we or the third parties on whom we rely are unable to prevent such outages and breaches, our operations could be disrupted.

Increased IT security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.

Cyber incidents can result from deliberate attacks or unintentional events. In recent years, there have been an increased number of significant cyber-attacks targeted at the retail, insurance, financial and banking industries that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks by third parties or insiders utilize techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm a website to more traditional intelligence gathering, and social engineering aimed at obtaining information necessary to gain access. The increasing availability and rapid evolution of AI tools may further enhance the sophistication, automation and effectiveness of these techniques, including by enabling more convincing phishing and impersonation, accelerating vulnerability discovery and exploitation and facilitating attacks at greater scale.

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

AI presents risks and challenges that can impact our business, results of operations, and reputation, including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of AI, combined with an uncertain and rapidly evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business. We have adopted certain generative AI tools for specific use cases that have been reviewed by our legal and information security teams, with the goal of improving operating efficiencies. We continue to evaluate and may in the future adopt other AI tools to support certain internal functions and operations. Implementing and maintaining these tools may require significant investments in software, data management, cybersecurity, governance and controls, and personnel with the requisite skills. If we are unable to effectively adopt AI tools, or if we do not do so as quickly as needed to remain competitive, we may not achieve expected efficiencies, could fall behind competitors, and our business could be adversely affected. Conversely, deploying AI tools too rapidly or without appropriate policies, testing, oversight, and controls could result in ineffective adoption, operational disruptions, and flawed, biased, or misleading outputs (which may appear reliable), leading to incorrect decisions, competitive harm, reputational damage, and legal or regulatory liability.

Certain of our vendors and other third parties may incorporate AI tools into their services and deliverables, sometimes without disclosing this use to us. They may use or implement such tools improperly or ineffectively, and the providers of such tools may not meet existing or rapidly evolving regulatory or industry standards for security, privacy and data protection. As a result, our use of, or reliance on, such vendors could increase the risk of cybersecurity or privacy incidents, litigation or regulatory action, and reputational harm. If we, our vendors, or other third parties experience an actual or perceived breach or a privacy or security incident because of the use of AI tools, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. In addition, bad actors may use AI-enabled techniques to facilitate the theft or misuse of personal information, confidential information and intellectual property.

The legal and regulatory environment governing AI continues to evolve rapidly and remains uncertain. New or changing laws, regulations or industry standards could require us to devote significant resources to compliance, modify or limit our use of AI, implement additional controls or change business practices. Any such requirements could increase our costs, reduce anticipated benefits, restrict our ability to use AI effectively, or expose us to fines, penalties or other enforcement actions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the staff of the SEC as of the date of this Report.

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

Our Vice President of Information Technology regularly evaluates the Company’s cybersecurity risk profile and leads the development of strategies to mitigate risks and address cybersecurity issues that may arise, in consultation with members of our senior management and Risk Management teams. Our Vice President of Information Technology has approximately 25 years of experience and holds certifications in cybersecurity from accredited information technology certification providers, while our Director of Risk Management has 22 years of experience in risk management.

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

ITEM 2. PROPERTIES.

Retail Properties

The discussion and tables in this Item 2. include wholly-owned and partially-owned properties held through our REIT Portfolio and Investment Management platform. Our REIT Portfolio consists of properties either 100% owned by or partially owned through joint venture interests by the Operating Partnership or subsidiaries thereof not including those properties owned through Investment Management. Our Investment Management segment represents the management of properties owned by our Funds and unconsolidated co-investment joint ventures, as well as two wholly owned properties that we intend to recapitalize with an institutional investor in the near term.

As of December 31, 2025, our REIT Portfolio consisted of 151 operating properties totaling approximately 5.2 million square feet of gross leasable area (“GLA”) (or 4.9 million at our pro-rata share), excluding 25 properties in various stages of development and redevelopment. These properties are located in 12 states and the District of Columbia and primarily consist of street retail and suburban shopping centers located in densely populated markets. Property sizes range from approximately 1,000 to 800,000 square feet. As of December 31, 2025, the REIT Portfolio was 93.8% occupied and 94.8% leased (or 93.9% occupied and 94.7% leased at our pro-rata share), excluding properties under development or redevelopment.

Our Investment Management portfolio included 51 properties totaling approximately 9.2 million square feet in total of GLA (or 2.4 million square feet at our pro-rata share), excluding one property under development or redevelopment. In addition to shopping centers, this portfolio includes mixed-use properties, that generally incorporate retail components. These properties are located in 20 states and the District of Columbia and were 92.5% occupied and 94.1% leased (or 90.1% occupied and 92.2% leased at our pro-rata share), excluding properties under redevelopment.

Across both platforms, we had more than 1,400 retail leases as of December 31, 2025. A significant portion of rental revenues is derived from national retailers under long-term leases, which typically provide for the monthly payment of fixed minimum rent plus the tenants’ pro-rata share of the real estate taxes, insurance, utilities, and common area maintenance. A small number of leases also include percentage rent provisions, based on a tenant’s gross sales above a stipulated annual threshold, either in addition to or in place of minimum rents. For the year ended December 31, 2025, minimum rents and expense reimbursements accounted for predominantly all of our total revenues.

Seven REIT Portfolio properties and four Investment Management properties are subject to long-term ground leases, under which a third party owns the underlying land and leases it to us. We pay rent for land use and are responsible for all costs and expenses associated with the buildings and improvements at these locations.

No individual property or tenant contributed more than 10% of our total revenues for the years ended December 31, 2025, 2024 or 2023. See Note 7 for information on the property mortgage debt pertaining to our properties.

The following table sets forth more specific information with respect to each of our REIT Portfolio operating properties at December 31, 2025:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	Economic Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot

STREET AND URBAN RETAIL
Chicago Metro
Rush and Walton Streets Collection (7 properties)	Kith, Lululemon, Reformation, Veronica Beard, St. Laurent, Brandy Melville, Mango	2011 2012 2013	100.0%	57,577	95.1%	95.1%	$11,048,326	$201.87
Clark Street and W. Diversey Collection (4 properties)	Starbucks, TJ Maxx, J Crew Factory, Trader Joe's, Sephora	2011 2012	100.0%	53,099	89.0%	89.0%	2,261,842	47.84
Halsted and Armitage Collection (13 properties)	Serena and Lily, Faherty, Jenny Kayne, Warby Parker, Kiehl's, Solidcore, Rails, Levain Bakery, Huckberry	2011 2012 2019 2020	100.0%	53,220	100.0%	100.0%	3,249,311	61.05
North Lincoln Park Chicago Collection (6 properties)	Guitar Center, Carhartt	2011 2014	100.0%	49,921	55.5%	55.5%	1,057,532	38.20
State and Washington	Nordstrom Rack, Uniqlo	2016	100.0%	65,401	100.0%	100.0%	2,788,546	42.64
151 N. State Street	Walgreens	2016	100.0%	27,385	100.0%	100.0%	1,573,000	57.44
North and Kingsbury	Old Navy, Backcountry	2016	100.0%	41,791	100.0%	100.0%	2,015,292	48.22
Concord and Milwaukee	—	2016	100.0%	13,147	100.0%	100.0%	490,931	37.34
California and Armitage	—	2016	100.0%	18,275	90.8%	90.8%	806,791	48.63
Roosevelt Galleria	Petco, Vitamin Shoppe, Dollar Tree	2015	100.0%	37,995	89.7%	89.7%	825,979	24.24
Sullivan Center	Target	2016	100.0%	176,181	83.8%	83.8%	5,525,371	37.43
				593,992	89.0%	89.0%	$31,642,921	$59.82
New York Metro
Soho Collection/West Village (19 properties) (b)	Reiss, Vuori, Zimmermann, Madewell, John Varvatos Watches of Switzerland, Frame, Theory, Bang & Olufsen, Marine Layer	2011 2014 2019 2020 2022 2024 2025	100.0%	69,643	89.4%	96.3%	$20,503,770	$329.32
Flatiron and Union Square Collection (3 properties)	Nespresso, Dr. Martens		100.0%	23,781	100.0%	100.0%	4,858,992	204.32
200 West 54th Street	—	2007	100.0%	5,932	98.8%	98.8%	1,640,164	279.80
4401 White Plains Road	Walgreens	2011	100.0%	12,964	100.0%	100.0%	625,000	48.21
Bartow Avenue	Wingstop	2005	100.0%	14,824	100.0%	100.0%	509,030	34.34
Greenwich and Westport Collection (4 properties)	Veronica Beard, The RealReal, Blue Mercury, Splendid, Swarvoski, Watches of Switzerland	1998 2012 2014	89.5%	39,593	100.0%	100.0%	4,544,869	114.79
2914 Third Avenue	Planet Fitness	2006	100.0%	40,603	100.0%	100.0%	1,131,422	27.87
313-315 Bowery (b)	John Varvatos	2013	100.0%	6,600	100.0%	100.0%	527,076	79.86
120 West Broadway	Citizens Bank, Citi Bank	2013	100.0%	13,838	100.0%	100.0%	2,506,696	181.15
2520 Flatbush Avenue	Bob's Discount Furniture, Capital One	2014	100.0%	29,114	100.0%	100.0%	1,297,818	44.58
Williamsburg Beford Collection (c)	Sephora, SweetGreen, Levain Bakery, Alo Yoga	2022	100.0%	50,842	92.9%	100.0%	5,284,345	111.87
Williamsburg North 6th Collection (c)	Lululemon, Madewell, On Running, Abercrombie and Fitch, Birkenstock, Patagonia	2024 2025	100.0%	56,815	94.5%	98.6%	7,635,565	142.28
991 Madison Avenue	Vera Wang, Gabriela Hearst	2016	100.0%	7,512	100.0%	100.0%	3,790,095	504.54
Gotham Plaza	Bank of America, Footlocker, Apple Bank	2016	49.0%	25,931	75.4%	75.4%	1,672,235	85.48
				397,992	94.8%	97.5%	$56,527,078	$149.77
Los Angeles Metro
8833 Beverly Blvd	Luxury Living	2022	97.0%	9,757	100.0%	100.0%	$1,390,888	142.55
Melrose Place Collection	The Row, Chloe	2019	100.0%	14,000	100.0%	100.0%	3,241,818	231.56
				23,757	100.00%	100.00%	$4,632,706	$195.00
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	TD Bank	2012	100.0%	20,669	21.9%	21.9%	$311,541	$68.97
14th Street Collection (3 properties)	Verizon, Long and Foster, VSV Wine Bar, Tile Bar	2021	100.0%	19,077	76.4%	76.4%	1,396,848	95.83
Rhode Island Place Shopping Center	Ross Dress for Less	2012	100.0%	57,667	93.5%	93.5%	1,957,308	36.30
M Street and Wisconsin Corridor (28 Properties) (d)	Lululemon, Duxiana, Reformation, Glossier, Alo Yoga, Aritzia, Skims, J Crew, Google	2011 2016 2019	68.0%	262,412	93.7%	94.9%	19,085,423	77.63
				359,825	88.6%	89.5%	$22,751,120	$71.35
Boston Metro
165 Newbury Street	Starbucks	2016	100.0%	1,050	100.0%	100.0%	$321,954	$306.62

Dallas Metro
Henderson Avenue Portfolio (12 properties)	Sprouts Market, Warby Parker, Tecovas	2022 2024 2025	100.0%	84,652	83.7%	85.9%	$2,642,593	37.30

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	Economic Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/ Per Square Foot
Total Street and Urban Retail				1,461,268	90.4%	91.5%	$118,518,371	$89.73

Acadia Share Total Street and Urban Retail		1993		1,359,659	90.3%	91.5%	$111,177,689	$90.51

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Walgreens, Lidl, Chase Bank, City MD, Five Below	1998	100.0%	143,988	94.8%	100.0%	$3,592,469	$26.32
Marketplace of Absecon	Walgreens, Dollar Tree, Aldi	1998	100.0%	103,637	79.0%	79.0%	1,610,074	19.66

New York
Village Commons Shopping Center	Citibank, Ace Hardware	1998	100.0%	87,239	88.7%	92.6%	2,763,571	35.71
Branch Plaza	LA Fitness	1998	100.0%	123,345	78.6%	78.6%	2,762,924	28.51
Amboy Center	Stop & Shop (Ahold)	2005	100.0%	63,372	92.1%	92.1%	2,129,760	36.49
Crossroads Shopping Center	HomeGoods, PetSmart, BJ's Wholesale Club, O'Reilly Auto Parts	1998	49.0%	311,528	93.5%	97.5%	9,769,104	33.53
New Loudon Center	Price Chopper, Marshalls	1993	100.0%	258,389	95.3%	95.3%	2,332,480	9.47
28 Jericho Turnpike	Kohl's	2012	100.0%	96,363	100.0%	100.0%	1,996,500	20.72

Connecticut
Town Line Plaza (e)	Wal-Mart, Stop & Shop (Ahold)	1998	100.0%	206,346	98.5%	98.5%	1,657,996	15.63

Massachusetts
Methuen Shopping Center	Wal-Mart, Market Basket	1998	100.0%	130,021	96.6%	96.6%	1,390,578	11.07
Crescent Plaza	Home Depot, Shaw's	1993	100.0%	218,002	99.3%	100.0%	2,258,581	10.43
201 Needham Street	Michael's	2014	100.0%	20,409	100.0%	100.0%	711,662	34.87
163 Highland Avenue	Staples, Petco	2015	100.0%	40,505	100.0%	100.0%	1,675,657	41.37

Vermont
The Gateway Shopping Center	Shaw's (Albertsons), Starbucks	1999	100.0%	102,854	96.7%	98.2%	2,306,912	23.19

Illinois
Hobson West Plaza	Garden Fresh Markets	1998	100.0%	98,962	89.8%	89.8%	1,245,840	14.03

Indiana
Merrillville Plaza	Dollar Tree, TJ Maxx, DD's Discount (Ross)	1998	100.0%	235,926	82.8%	84.3%	2,959,547	15.15

Michigan
Bloomfield Town Square	HomeGoods, TJ Maxx, Dick's Sporting Goods, Burlington	1998	100.0%	234,951	100.0%	100.0%	4,423,656	18.83

Delaware
Town Center and Other (1 property)	Lowes, Dick's Sporting Goods, Target, Crunch Fitness	2003	100.0%	729,879	98.4%	98.4%	12,802,040	17.83
Market Square Shopping Center	Trader Joe's, TJ Maxx	2003	100.0%	102,047	100.0%	100.0%	3,445,866	33.77
Naamans Road	Jared Jewelers, American Red Cross	2006	100.0%	19,865	100.0%	100.0%	920,134	46.32

Pennsylvania
Plaza 422	Home Depot	1993	100.0%	156,279	100.0%	100.0%	956,954	6.12
Chestnut Hill	—	2006	100.0%	36,492	100.0%	100.0%	1,000,572	27.42
Abington Towne Center (f)	Target, TJ Maxx	1998	100.0%	216,871	98.8%	100.0%	1,285,513	21.95

Total Suburban Properties				3,737,270	95.2%	96.0%	$65,998,390	$19.99

Acadia Share Total Suburban Properties				3,578,391	95.2%	96.0%	$61,016,147	$19.35

Total REIT Properties				5,198,538	93.8%	94.8%	$184,516,761	$39.91

Acadia Share Total REIT Properties				4,938,049	93.9%	94.7%	$172,193,836	$39.30

(a)
Excludes properties under various stages of development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space that is currently leased, but for which rent payment has not yet commenced as of December 31, 2025 (other than under “Leased Occupancy”). Residential and office GLA are excluded.
(b)
Represents the annual base rent paid to the Company pursuant to a master lease and does not reflect the rent paid by the retail tenants at the property.

(c)
The Company’s stated legal ownership is 49.99%. However, given the preferences embedded in its interests, the Company did not attribute any value to the 50.01% non-controlling interest holders.
(d)
Excludes 94,000 square feet of office GLA.
(e)
Anchor GLA includes a 97,300 square foot Wal-Mart store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
(f)
Anchor GLA includes a 157,616 square foot Target store that is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.

The following table sets forth more specific information with respect to each of our Investment Management properties at December 31, 2025:

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	Economic Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot

Fund II Portfolio Detail
New York
City Point (b)	Primark, Target, Sephora, Basis Schools, Alamo Drafthouse, Trader Joe's, Lululemon	2007	76.0%	531,982	79.6%	87.6%	$20,764,697	$49.01
Total - Fund II				531,982	79.6%	87.6%	$20,764,697	$49.01

Fund IV Portfolio Detail
New York
801 Madison Avenue	—	2015	23.1%	2,522	100.0%	100.0%	$300,000	$118.95
210 Bowery	—	2012	23.1%	2,538	—	—	—	—
27 East 61st Street	—	2014	23.1%	4,177	—	—	—	—
17 East 71st Street	The Row	2014	23.1%	8,432	100.0%	100.0%	2,129,561	252.56

Massachusetts
Restaurants at Fort Point	Santander Bank	2016	23.1%	15,711	9.1%	9.1%	224,656	157.65
Rhode Island
650 Bald Hill Road (d)	Dick's Sporting Goods, Burlington	2015	20.8%	160,448	85.3%	85.3%	2,092,896	15.28
Georgia
Broughton Street Portfolio (14 properties)	H&M, Warby Parker, Kendra Scott, Starbucks, Lululemon	2014	23.1%	94,693	93.3%	93.3%	3,492,656	39.54
California
Union and Fillmore Collection (1 property)	Bonobos	2015	20.8%	1,044	100.0%	100.0%	82,500	79.02
Total - Fund IV				289,565	82.4%	82.4%	$8,322,270	$34.87

Fund V Portfolio Detail
New Mexico
Plaza Santa Fe	TJ Maxx, Best Buy, Ross Dress for Less	2017	20.1%	224,152	99.9%	99.9%	$4,323,989	$19.31
Texas
Wood Ridge Plaza (d)	Skechers, Diamonds Direct, Office Depot	2022	18.1%	217,273	84.3%	91.0%	4,693,229	25.61
La Frontera Village (d)	Kohl's, Hobby Lobby, Burlington, Marshalls	2022	18.1%	534,441	95.2%	99.5%	7,937,949	15.60
Michigan
New Towne Center	Kohl's, DSW	2017	20.1%	190,530	81.5%	81.5%	1,996,075	12.86
Fairlane Green	TJ Maxx, Michaels, Burlington	2017	20.1%	270,187	96.2%	98.3%	5,149,277	19.82
Maryland
Frederick County (1 property) (d)	Lidl, Advance Auto, Starbucks	2019	18.1%	236,507	77.1%	79.6%	3,591,828	19.69
Connecticut
Tri-City Plaza (d)	TJ Maxx, HomeGoods, ShopRite	2019	18.1%	295,817	96.2%	96.9%	4,632,849	16.27
New Jersey
Midstate	ShopRite, Best Buy, Ross Dress for Less, PetSmart	2021	20.1%	392,889	94.9%	95.4%	7,320,518	19.64
New York
Shoppes at South Hills (d)	ShopRite, Ashley Furniture	2022	18.1%	512,908	77.0%	77.0%	4,540,459	11.50
Mohawk Commons (d)	Lowe's, Target	2023	18.1%	399,198	99.4%	99.4%	5,809,133	14.64
Pennsylvania
Monroe Marketplace	Kohl's, Dick's Sporting Goods, Giant Food	2021	20.1%	371,652	99.6%	99.6%	4,460,933	12.05
Rhode Island
Lincoln Commons	Stop and Shop (Ahold), Marshalls, HomeGoods	2019	20.1%	460,813	97.1%	97.1%	6,208,135	13.87
Vermont

Property (a)	Key Tenants	Year Acquired	Acadia's Interest	Gross Leasable Area (GLA)	Economic Occupancy	Leased Occupancy	Annualized Base Rent (ABR)	ABR/Per Square Foot
Maple Tree Place (c)	Shaw's, Dick's Sporting Goods, Best Buy, Old Navy	2023	20.1%	396,778	95.3%	96.8%	7,394,723	19.56
Virginia
Landstown Commons	Best Buy, Burlington, Ross Dress for Less	2019	20.1%	383,236	97.4%	97.4%	8,054,369	21.58
Florida
Palm Coast Landing	TJ Maxx, PetSmart, Ross Dress for Less	2019	20.1%	171,721	97.9%	97.9%	3,634,204	21.61
Cypress Creek	Hobby Lobby, Total Wine, HomeGoods	2023	20.1%	239,659	100.0%	100.0%	5,265,164	21.97
North Carolina
Hickory Ridge	Kohl's, Best Buy, Dick's Sporting Goods	2017	20.1%	380,565	96.1%	96.1%	4,649,252	12.71
Alabama
Trussville Promenade	Wal-Mart, Regal Cinemas	2018	20.1%	463,681	89.6%	97.3%	3,957,844	9.53
Georgia
Canton Marketplace	Dick's Sporting Goods, TJ Maxx, Best Buy	2021	20.1%	347,966	98.1%	98.1%	6,359,342	18.63
Hiram Pavilion	Kohl's, HomeGoods	2018	20.1%	363,391	100.0%	100.0%	5,109,256	14.06
California
Elk Grove Commons	Kohl's, HomeGoods	2018	20.1%	242,078	99.1%	100.0%	5,413,855	22.57
Utah
Family Center at Riverdale (d)	Target, Home Goods, Best Buy, Sierra Trading (TJX)	2019	18.0%	372,408	97.9%	97.9%	4,261,462	11.68
Total - Fund V				7,467,850	94.1%	95.4%	$114,763,845	$16.33

TOTAL FUND PROPERTIES				8,289,397	92.8%	94.5%	$143,850,812	$18.70

Other Co-investment Vehicles Detail

New York
Shops at Grand Avenue (d)	Stop & Shop (Ahold), Starbucks	2024	5.0%	99,837	89.7%	89.7%	$3,292,401	$36.78
Florida
Walk at Highwoods Preserve (d)	HomeGoods, Michaels	2024	20.0%	137,756	95.1%	95.1%	2,663,811	20.32
Pinewood Square	TJ Maxx, Ross Dress for Less, Five Below	2025	100.0%	203,917	97.8%	97.8%	4,792,309	24.04
Georgia
Avenue at West Cobb	—	2025	100.0%	254,446	77.3%	77.3%	4,625,460	23.52

Nevada
LINQ Promenade (d)	Yard House, Brooklyn Bowl, I Love Sugar, Starbucks, Welcome to Las Vegas, In-N-Out Burger, Magicians Room	2024	15.0%	181,498	96.1%	99.3%	14,175,780	81.28
Total - Other Co-investment Vehicles				877,454	90.1%	90.8%	$29,549,760	$37.36

TOTAL INVESTMENT MANAGEMENT PROPERTIES				9,166,851	92.5%	94.1%	$173,400,572	$20.44
Acadia Share of Total Investment Management Properties				2,434,627	90.1%	92.2%	$52,246,181	$23.83

(a)
Excludes properties under development or redevelopment, see “Development and Redevelopment Activities” section below. The above occupancy and rent amounts do not include space which is currently leased, other than “leased occupancy,” but for which rent payment has not yet commenced. Residential and office GLA are excluded.
(b)
In place occupancy excludes short-term percentage rent.
(c)
Property also includes 93,259 square feet of office space.
(d)
Property or properties are unconsolidated.

Major Tenants

No individual retail tenant accounted for more than 3.0% of total base rents across the REIT Portfolio and Investment Management for the year ended December 31, 2025, or occupied more than 6.3% of total leased GLA as of that date. The following table presents information for our 20 largest retail tenants by base rent as of December 31, 2025, including our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties within both portfolios (GLA and Annualized Base Rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio (a)	Total GLA	Annualized Base Rent (a)	Total Portfolio GLA	Annualized Base Rent
Target	5	533	$9,469	6.3%	3.0%
J.Crew Group, Inc. (c)	7	40	5,849	0.5%	1.6%
TJX Companies (b)	32	421	5,129	5.0%	1.4%
Lululemon	5	24	4,625	0.3%	1.3%
Dicks Sporting Goods, Inc.	7	204	3,756	2.4%	1.1%
Trader Joe's	5	57	3,728	0.7%	1.1%
PetSmart, Inc.	14	115	3,536	1.4%	1.0%
ALO Yoga	3	24	2,999	0.3%	0.8%
Walgreens	5	71	2,962	0.8%	0.8%
Kohl's	7	199	2,750	2.4%	0.8%
Lowe's	2	164	2,648	2.0%	0.7%
Fast Retailing (d)	2	32	2,579	0.4%	0.7%
Supervalu Inc. (f)	3	136	2,278	1.6%	0.6%
Bob's Discount Furniture	4	81	2,244	1.0%	0.6%
Royal Ahold (e)	7	133	2,180	1.6%	0.6%
Five Below	19	84	1,832	1.0%	0.5%
Gap, Inc. (g)	11	66	1,810	0.8%	0.5%
Watches of Switzerland (h)	2	14	1,809	0.2%	0.5%
Sephora	3	11	1,677	0.1%	0.5%
Ulta Beauty	15	48	1,673	0.4%	0.5%
Total	158	2,457	$65,533	29.2%	18.5%

(a)
Does not include tenants that operate at only one Company location. No single tenant or property collectively comprised more than 10% of the Company’s Total revenues.
(b)
TJ Maxx (14 locations), HomeGoods (10 locations), Marshalls (6 locations), HomeSense (2 locations)
(c)
Madewell (4 locations), J.Crew Factory (3 location)
(d)
Uniqlo (1 location), Theory (1 location)
(e)
Stop and Shop (5 locations), Giant (2 locations)
(f)
Shaw’s (3 locations)
(g)
Old Navy (10 locations), Gap (1 location)
(h)
Grand Seiko (1 location), Betteridge Jewelers (1 location)

Lease Expirations

The following tables show scheduled lease expirations on a pro-rata basis for retail tenants in place as of December 31, 2025, assuming that none of the tenants will exercise renewal options (GLA and Annualized Base Rent in thousands):

REIT Portfolio

		GLA		Annualized Base Rent (a, b)
Leases Maturing in	Number of Leases	Square Feet	Percentage of Total	Current Annual Rent	Percentage of Total
Month to Month	10	40	0.9%	$2,172	1.3%
2026	79	646	14.7%	20,203	11.7%
2027	67	364	8.3%	16,245	9.4%
2028	68	873	19.9%	26,459	15.4%
2029	69	700	16.0%	19,388	11.3%
2030	54	344	7.8%	17,403	10.1%
2031	23	170	3.9%	6,228	3.6%
2032	44	180	4.1%	14,879	8.6%
2033	48	205	4.7%	14,636	8.5%
2034	18	85	1.9%	6,226	3.6%
2035	40	446	10.2%	15,112	8.8%
Thereafter	27	329	7.5%	13,243	7.7%
Total	547	4,382	100.0%	$172,194	100.0%

Investment Management

		GLA		Annualized Base Rent (a, b)
Leases Maturing in	Number of Leases	Square Feet	Percentage of Total	Current Annual Rent	Percentage of Total
Month to Month	10	5	0.2%	$200	0.4%
2026	122	189	8.6%	4,127	7.9%
2027	120	275	12.5%	5,916	11.3%
2028	133	309	14.1%	6,566	12.6%
2029	129	293	13.3%	6,716	12.9%
2030	106	283	12.9%	4,983	9.5%
2031	37	87	4.0%	1,674	3.2%
2032	42	201	9.2%	3,045	5.8%
2033	47	143	6.5%	3,454	6.6%
2034	55	110	5.0%	2,687	5.1%
2035	49	105	4.8%	3,492	6.7%
Thereafter	21	193	8.8%	9,386	18.0%
Total	871	2,193	100.0%	$52,246	100.0%

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

Geographic Concentrations

The following table summarizes our operating retail properties by region as of December 31, 2025, excluding development and redevelopment properties. Figures include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interests in properties within both the REIT Portfolio and Investment Management (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (a)	% Occupied (b)	Annualized Base Rent (b)	Annualized Base Rent per Occupied Square Foot	GLA	Annualized Base Rent
REIT Portfolio:
New York Metro	1,410	92.2%	$77,159	$59.37	28.6%	44.8%
Chicago Metro	594	89.0%	31,643	59.82	12.0%	18.4%
Mid-Atlantic	1,261	98.9%	20,411	18.71	25.5%	11.9%
New England	719	98.3%	10,323	16.89	14.6%	6.0%
Washington D.C. Metro	276	87.3%	16,795	69.75	5.6%	9.8%
Midwest	570	91.1%	8,629	16.62	11.5%	5.0%
Los Angeles Metro	23	100.0%	4,591	195.66	0.5%	2.7%
Dallas Metro	85	83.7%	2,643	37.30	1.7%	1.5%
Total REIT Operating Properties	4,938	93.9%	$172,194	$39.30	100.0%	100.0%

Investment Management Portfolio:
New York Metro	413	79.6%	$16,508	$50.17	17.0%	31.8%
Northeast	624	91.6%	8,950	15.65	25.6%	17.1%
Southeast	980	91.6%	18,201	20.26	40.2%	34.8%
Southwest	181	94.0%	3,154	18.53	7.4%	6.0%
West	143	98.0%	3,980	28.45	5.9%	7.6%
Midwest	94	90.1%	1,436	17.22	3.9%	2.7%
San Francisco Metro	—	100.0%	17	79.02	—%	—%
Total Investment Management Operating Properties	2,435	90.1%	$52,246	$23.83	100.0%	100.0%

(a)
Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
(b)
The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not yet commenced as of December 31, 2025.
(c)
New York Metro includes the tri-state and surrounding states.

Development Activities

As part of our strategy, we invest in retail real estate assets that may require significant development or redevelopment. As of December 31, 2025, we had the following current development and future development projects (dollars in millions):

					Acadia's Pro-rata Share
REIT Portfolio Development Property	AKR Pro-rata share	Location	Estimated Stabilization	Est. Sq ft Upon Completion	Costs incurred from development / redevelopment	Total Costs to Date	Estimated Future Range		Estimated Total Range
Henderson Avenue Expansion	100.0%	Dallas, TX	2027/2028	176,000	$101.7	$101.7	$87.3	$106.2	$189.0	$207.9

Future Development Projects	AKR Pro-rata share	Location
REIT Portfolio
555 9th Street	100.0%	San Francisco, CA
840 N. Michigan Avenue	94.4%	Chicago, IL
Brandywine Holdings	100.0%	Wilmington, DE
Westshore Expressway	100.0%	Staten Island, NY
Mark Plaza	100.0%	Edwardsville, PA
Bedford Green	100.0%	Bedford Hills, NY
2323-2409 Henderson Avenue	100.0%	Dallas, TX
City Center	100.0%	San Francisco, CA
Route 6 Mall	100.0%	Honesdale, PA
651-671 West Diversey	100.0%	Chicago, IL

Investment Management
717 N. Michigan Avenue	23.1%	Chicago, IL

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Dividends and Holders of Record of our Common Shares

At February 10, 2026, there were 208 holders of record of our Common Shares, which are traded on the New York Stock Exchange under the symbol “AKR.”

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

The following table provides information related to the 2020 Plan and the Amended and Restated 2020 Plan as of December 31, 2025:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,301,128
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,301,128

Remaining Common Shares available under the 2020 Plan and the Amended and Restated 2020 Plan are as follows:

Outstanding Common Shares as of December 31, 2025	131,036,560
Outstanding OP Units as of December 31, 2025	5,420,517
Total Outstanding Common Shares and OP Units	136,457,077

Common Shares and OP Units pursuant to the 2020 Plan and Amended and Restated 2020 Plan	5,929,953
Less: Issuance of Restricted Shares and LTIP Units Granted	(3,628,825)
Number of Common Shares remaining available	2,301,128

Share Price Performance

The following performance graph compares the cumulative total shareholder return for our Common Shares for the five-year period commencing December 31, 2020, through December 31, 2025, with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the FTSE NAREIT All Equity REITs Index (the “All Equity REITs”) and the FTSE NAREIT Equity Shopping Centers Index (the “Equity Shopping Centers”) (previously SNL REIT Shopping Center Index which was discontinued) over the same period. Total return values for the Russell 2000, the All Equity REITs, the Equity Shopping Centers and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the All Equity REITs, the Equity Shopping Centers and our Common Shares on December 31, 2020, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Total Return Performance
Acadia Realty Trust
Russell 2000 Index
FTSE NAREIT All Equity REITs Index
FTSE NAREIT Equity Shopping Centers Index
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	At December 31,
Index	2020	2021	2022	2023	2024	2025
Acadia Realty Trust	$100.00	$158.37	$108.99	$135.53	$200.11	$177.06
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
FTSE NAREIT All Equity REITs Index	100.00	141.30	106.05	118.09	123.90	126.71
FTSE NAREIT Equity Shopping Centers Index	100.00	165.05	144.36	161.74	189.29	182.01

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The Company maintains a share repurchase program which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program may be discontinued or extended at any time. The Company did not repurchase any shares during the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, management may repurchase up to approximately $122.5 million of the Company’s outstanding Common Shares under this program.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2025, we owned or held an ownership interest in 228 properties through our REIT Portfolio and Investment Management platform, including properties in development or redevelopment. These properties primarily consist of street and urban retail, and suburban shopping centers located in high-barrier to entry, supply-constrained markets. For a detailed summary of our wholly owned and partially owned properties and their physical occupancy as of December 31, 2025, see Item 2. Properties.

Our revenues are predominantly derived from rental income from operating properties, including tenant expense reimbursements, and are offset by property-level operating costs and corporate overhead. This recurring income stream reflects the stability of our core REIT portfolio and is complemented by value creation through development, redevelopment, and our Investment Management activities.

We also invest selectively in first mortgage loans and other real estate-backed notes through our Structured Finance program, either directly or via affiliated entities. This program serves as an additional source of returns and enhances portfolio diversification.

We engage in development and redevelopment initiatives to unlock inherent property value and address shifting tenant and market requirements. As of December 31, 2025, our REIT Portfolio included 13 development properties and 12 redevelopment properties, along with one redevelopment project within Investment Management. For further information, refer to Item 2. Properties—Development Activities and Note 2.

SIGNIFICANT ACTIVITIES DURING THE year ended December 31, 2025 AND SUBSEQUENT EVENTS

See Note 12 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments: REIT Portfolio, Investment Management and Structured Financing. For purposes of the tables included below, these segments are abbreviated as “REIT”, “IM” and “SF”, respectively.

Investments

Acquisitions

During the year ended December 31, 2025, the following properties were acquired (Note 2) (dollars in thousands):

Property Name	Portfolio	Ownership	Acquisition Date	Location	GLA	Purchase Price
REIT Portfolio
106 Spring Street	REIT	100%	January 9, 2025	New York Metro	5,936	$55,137
73 Wooster Street	REIT	100%	January 9, 2025	New York Metro	8,896	25,459
Renaissance Portfolio (a)	REIT	48%	January 23, 2025	Washington DC Metro	225,865	117,936
95, 97, and 107 North 6th Street	REIT	100%	April 9, 2025	New York Metro	21,100	59,668
85 5th Avenue	REIT	100%	April 11, 2025	New York Metro	13,092	47,014
70 and 93 North 6th Street	REIT	100%	June 4, 2025	New York Metro	21,713	50,323
2117 N. Henderson Avenue	REIT	100%	July 31, 2025	Dallas Metro	—	904

Investment Management
Pinewood Square (b)	IM	100%	March 19, 2025	Southeast	204,002	68,207
The Avenue West Cobb (b)	IM	100%	September 30, 2025	Southeast	254,446	62,701
(a)
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
(b)
As of December 31, 2025, we had two wholly-owned assets within the Investment Management platform that we intend to recapitalize with an institutional investor as part of our Investment Management strategy.

During the third quarter of 2025, we increased our ownership of Fund II from 61.67% to 80.0%. Additional details are provided in Note 10.

In January 2026, we acquired, through Investment Management, a 20% interest in a real estate venture that purchased a retail shopping center in Queens, New York for $424.4 million ($84.8 million at our share). In connection with the acquisition, the venture entered into a $277.0 million property mortgage loan at closing. We also provided a $41.7 million preferred equity investment to the venture (Note 17).

Dispositions

The following properties were disposed of (Note 2) (dollars in thousands):

Property Name	Portfolio	Ownership	Disposition Date	Location	GLA	Sales Price	Acadia's Share
Mad River Station	REIT	100%	August 19, 2025	Ohio	156,000	$15,020	$15,020
640 Broadway	IM (Fund III)	24.54%	September 5, 2025	New York Metro	49,500	49,500	12,147
1035 Third Avenue	IM (Fund IV)	20.10%	October 1, 2025	New York Metro	23,924	22,000	4,422

In addition, in June 2025, the joint venture that owned the Eden Square property, of which Fund IV has a 90% ownership interest, sold the property to a third-party for $28.0 million and repaid the related $23.3 million property mortgage loan (Note 4).

Financing Activity

In January 2025, we acquired an additional 48% economic ownership interest in the Renaissance Portfolio (Note 2). At acquisition, the properties were subject to existing mortgage indebtedness with an aggregate outstanding principal balance of $156.1 million, bore interest at SOFR + 2.65% and was scheduled to mature on November 6, 2026. The property mortgage loans were recorded at a fair value of approximately $156.1 million. On January 24, 2025, the venture modified the property mortgage loans to reduce the interest rate to SOFR + 1.55%. This reduction was achieved through a $50.0 million principal paydown, which was funded by the Company as a note receivable from the venture. The note bears interest at 9.11%, matures in November 2026 and has been eliminated in consolidation (Note 7).

In May 2025, we amended our senior unsecured credit facility to add a new $250.0 million five-year delayed-draw term loan (the “$250.0 Million Term Loan”). The amendment also increased the accordion feature limit to $1.5 billion and reduced the borrowing rate on the entire Credit Facility by 10 basis points. The $250.0 Million Term Loan bore interest at the SOFR + 1.20% and matures on May 29, 2030. As of December 31, 2025, the $250.0 Million Term Loan was fully drawn (Note 7).

In December 2025, the Company, through Investment Management, repaid approximately $21.0 million of the outstanding balance on its Fund IV bridge facility using proceeds from the sale of a Fund IV property. The Company subsequently refinanced the loan, added the operating partnership as a co-borrower, and consolidated the remaining $15.2 million outstanding principal balance with a new $46.1 million supplemental borrowing, resulting in a total outstanding principal balance of $61.3 million (Note 7).

Structured Financing Investments

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, which had a principal balance of $54.0 million as of March 31, 2025, to extend the maturity date from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid the accrued interest balance of $25.3 million. Additionally, the Company provided a mezzanine loan and additional advances under the preferred equity related to the same asset which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00% (Note 3). As of December 31, 2025, the Company advanced $28.5 million in aggregate.

In January 2026, the Company provided a $41.7 million preferred equity investment to a retail joint venture to fund the acquisition of a retail shopping center in Queens, New York (Note 17).

Issuance of Common Shares

The following table summarizes forward offering activity under our ATM Program for the year ended December 31, 2025 (dollars in thousands):

	Number of Shares	Net Proceeds
Beginning balance December 31, 2024	10,910,488	$270,515
Shares sold on a forward basis (a)	15,001,048	304,181
Shares physically settled during the year	(11,172,699)	(277,856)
Current-value settlement adjustments (b)	—	(1,379)
Ending balance December 31, 2025	14,738,837	$295,461

(a)
We did not initially receive any proceeds from the sale of the forward shares under the ATM program.
(b)
Amounts received upon settlement are subject to customary adjustments in accordance with the forward sales contracts, which are reflected in current-value settlement adjustments, calculated as of December 31, 2025.

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

We expect to drive value to our portfolio through leasing momentum, active development and redevelopment projects, and our leasing pipeline. We manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements, which qualify for, and are designated as, hedging instruments (Note 8). Except for increased interest costs, we have not experienced any material negative impacts at this time.

Recent U.S. tariffs, sanctions, and related geopolitical developments could affect our tenants’ operations or tourism in key markets such as New York, Chicago, Washington, D.C., Los Angeles and San Francisco. While the ultimate impact remains uncertain, we continue to monitor these developments closely.

RESULTS OF OPERATIONS

Comparison of Results for the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The results of operations by reportable segment for the year ended December 31, 2025 compared to the year ended December 31, 2024 are summarized in the table below (in millions, totals may not add due to rounding):

	Year Ended				Year Ended
	December 31, 2025				December 31, 2024				Increase (Decrease)
	REIT	IM	SF	Total	REIT	IM	SF	Total	REIT	IM	SF	Total
Rental revenue	$239.2	$162.9	$—	$402.1	$193.6	$155.9	$—	$349.5	$45.6	$7.0	$—	$52.6
Other revenue	2.9	5.7	—	8.6	6.8	3.3	—	10.2	(3.9)	2.4	—	(1.6)
Depreciation and amortization	(91.8)	(65.7)	—	(157.5)	(73.5)	(65.5)	—	(138.9)	18.3	0.2	—	18.6
Property operating expenses	(34.8)	(36.6)	—	(71.4)	(32.4)	(33.6)	—	(66.0)	2.4	3.0	—	5.4
Real estate taxes	(34.0)	(18.0)	—	(52.1)	(29.6)	(16.4)	—	(46.0)	4.4	1.6	—	6.1
General and administrative expenses	—	—	—	(45.7)	—	—	—	(40.6)	—	—	—	5.1
Impairment charges	—	(37.2)	—	(37.2)	(0.5)	(1.2)	—	(1.7)	(0.5)	36.0	—	35.5
Gain (loss) on disposition of properties	2.8	(0.2)	—	2.5	(2.2)	1.4	—	(0.8)	5.0	(1.6)	—	3.3
Operating income	84.3	10.8	—	49.4	62.1	44.1	—	65.7	22.2	(33.3)	—	(16.3)
Interest income	—	—	23.7	23.7	—	—	25.1	25.1	—	—	(1.4)	(1.4)
Equity in earnings (losses) of unconsolidated affiliates	2.2	(9.9)	—	(7.7)	4.8	10.4	—	15.2	(2.6)	(20.3)	—	(22.9)
Interest expense	(41.1)	(54.3)	—	(95.3)	(36.9)	(55.7)	—	(92.6)	4.2	(1.4)	—	2.7
Loss on change in control	(9.6)	—	—	(9.6)	—	—	—	—	(9.6)	—	—	(9.6)
Realized and unrealized holding (losses) gains on investments and other	(0.8)	—	0.7	(0.1)	(4.1)	—	(1.0)	(5.0)	3.3	—	1.7	4.9
Income tax provision	—	—	—	(0.4)	—	—	—	(0.2)	—	—	—	(0.2)
Net income (loss)	35.0	(53.3)	24.4	(40.0)	26.0	(1.2)	24.1	8.1	9.0	(52.1)	0.3	(48.1)
Net loss attributable to redeemable noncontrolling interests	—	5.6	—	5.6	—	7.9	—	7.9	—	2.3	—	2.3
Net (income) loss attributable to noncontrolling interests	(0.2)	51.5	—	51.3	(1.6)	7.2	—	5.6	(1.4)	(44.3)	—	(45.7)
Net income (loss) attributable to Acadia shareholders	$34.8	$3.7	$24.4	$16.9	$24.3	$14.0	$24.1	$21.7	$10.5	$(10.3)	$0.3	$(4.8)

REIT Portfolio

Segment net income attributable to Acadia shareholders for our REIT Portfolio increased $10.5 million for the year ended December 31, 2025 compared to the prior year as a result of the changes further described below.

Rental revenues for our REIT Portfolio increased $45.6 million for the year ended December 31, 2025 compared to the prior year primarily due to (i) $33.1 million from new property acquisitions, including the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025, (ii) $8.4 million related to the termination of a lease at City Center in San Francisco, CA in 2025, and (iii) $4.0 million from net new tenant lease up (Note 2).

Other revenues decreased $3.9 million for the year ended December 31, 2025 compared to the prior year primarily due to the recognition of a forfeited deposit earned in 2024.

Depreciation and amortization for our REIT Portfolio increased $18.3 million for the year ended December 31, 2025 compared to the prior year primarily due to (i) $16.3 million from new property acquisitions, including the acquisition of an additional interest and consolidation of the Renaissance Portfolio, and (ii) $1.5 million from the acceleration of in-place lease intangible assets for bankrupt tenants in 2025 (Note 2, Note 6).

Property operating expenses for our REIT Portfolio increased $2.4 million for the year ended December 31, 2025 compared to the prior year primarily due to new property acquisitions.

Real estate taxes for our REIT Portfolio increased $4.4 million for the year ended December 31, 2025 compared to the prior year primarily due to (i) $2.0 million from the acquisition of an additional interest and consolidation of the Renaissance Portfolio in 2025, and (ii) $2.0 million from new property acquisitions (Note 2).

Gain on disposition of properties of $2.8 million for our REIT Portfolio in 2025 was related to the gain on sale of the Mad River property. The loss on disposition of property of $2.2 million in 2024 was related to the deconsolidation of the Shops at Grand property (Note 2).

Equity in earnings of unconsolidated affiliates for our REIT Portfolio decreased $2.6 million for the year ended December 31, 2025 compared to the prior year primarily due to tenants vacating subsequent to December 31, 2024.

Interest expense for our REIT Portfolio increased $4.2 million for the year ended December 31, 2025 compared to the prior year primarily due to higher average outstanding borrowings in 2025 in conjunction with current year investment activity.

Loss on change in control of $9.6 million for our REIT Portfolio for the year ended December 31, 2025 resulted from the remeasurement of the Company’s previously held equity method investment to fair value upon obtaining a controlling financial interest through the acquisition of an additional 48% interest in the Renaissance Portfolio in 2025 (Note 2).

Realized and unrealized holding losses on investments and other for our REIT Portfolio decreased $3.3 million for the year ended December 31, 2025 compared to the prior year period primarily due to a change in the mark-to-market adjustment on the investment in Albertsons (Note 8).

Net income attributable to noncontrolling interests for our REIT Portfolio decreased $1.4 million for the year ended December 31, 2025 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Investment Management (all amounts below are consolidated amounts and are not representative of our proportionate share)

Segment net income attributable to Acadia shareholders for Investment Management decreased $10.3 million for the year ended December 31, 2025 compared to the prior year as a result of the changes described below.

Rental revenues for Investment Management increased $7.0 million for the year ended December 31, 2025 compared to the prior year primarily due to new property acquisitions in 2025 and tenant lease-up subsequent to December 31, 2024.

Other revenue for Investment Management increased $2.4 million for the year ended December 31, 2025 compared to the prior year period primarily due to higher fees earned from an increase in the number of Investment Management properties.

Property operating expenses for Investment Management increased $3.0 million for the year ended December 31, 2025 compared to the prior year primarily due to new property acquisitions.

Real estate taxes for Investment Management increased $1.6 million for the year ended December 31, 2025 compared to the prior year primarily due to refunds received in the prior year.

Impairment charges for Investment Management of $37.2 million for the year ended December 31, 2025 were related to the shortened hold periods of one Fund III property and two Fund IV properties (Note 8). Impairment charges for Investment Management of $1.2 for the year ended December 31, 2024 were related to the shortened hold period of one Fund IV property (Note 8).

Loss on disposition of properties of $0.2 million for Investment Management in 2025 was related to the loss on sale of a Fund III property. The gain on disposition of properties of $1.4 million in 2024 was related to the $3.0 million gain on disposition of two properties at Fund IV and a Fund V outparcel, offset by a $1.2 million loss related to a previously disposed property in 2024 (Note 2).

Equity in (losses) earnings of unconsolidated affiliates for Investment Management decreased $20.3 million for the year ended December 31, 2025 compared to the prior year due to the loss on sale on Eden Square in 2025 and the impairment charge on the 650 Bald Hill Road property in 2025, compared to the gain on sale of the Paramus Plaza and Frederick Crossing properties in 2024 (Note 4).

Interest expense for Investment Management decreased $1.4 million for the year ended December 31, 2025 compared to the prior year primarily due to lower average outstanding borrowings in 2025.

Net loss attributable to noncontrolling interests for Investment Management decreased $44.3 million for the year ended December 31, 2025 compared to the prior year based on the noncontrolling interests’ share of the variances discussed above. Net loss attributable to noncontrolling interests for Investment Management includes asset management fees earned by the Company of $9.2 million and $8.3 million for the years ended December 31, 2025 and 2024, respectively.

Structured Financing

Interest income for the Structured Financing portfolio decreased $1.4 million for the year ended December 31, 2025 compared to the prior year period primarily due to the partial redemption of the redeemable noncontrolling interest of the City Point Loan in 2025 (Note 10).

Realized and unrealized holding gains on investments and other for our Structured Finance Portfolio increased $1.7 million for the year ended December 31, 2025 compared to the prior year period primarily due to the decrease in allowance for some of our notes.

Unallocated

The Company does not allocate general and administrative expense and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” General and administrative expenses increased $5.1 million for the year ended December 31, 2025 compared to the prior year period primarily due to higher compensation expenses, legal expenses, and other transaction costs in 2025.

Discussions of 2023 items and comparisons between the year ended December 31, 2024 and 2023, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

NON-GAAP FINANCIAL MEASURES

Net Property Operating Income

The following discussion of net property operating income (“NOI”) and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our REIT Portfolio. We do not consider NOI and rent spreads to be meaningful measures for our Investment Management investments, as Investment Management invests primarily in properties that typically require significant leasing and development, and is primarily comprised of finite-life investment vehicles.

We use NOI, a non-GAAP financial measure, to evaluate the performance of our properties. We define NOI as income from our REIT portfolio real estate, less our property operating expenses, excluding lease termination income received from tenants and other amounts such as above- or below-market rent, and straight-line rent. We consider NOI and rent spreads on new and renewal leases for our REIT Portfolio to be appropriate supplemental disclosures of portfolio operating performance due to their widespread acceptance and use within the REIT investor and analyst communities. NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance; however, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

A reconciliation of consolidated operating income to net operating income - REIT Portfolio follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Consolidated operating income	$49,426	$65,659	$49,076
Add back:
General and administrative	45,664	40,559	41,470
Depreciation and amortization	157,457	138,910	135,984
Impairment charges	37,210	1,678	3,686
(Gain) Loss on disposition of properties	(2,515)	834	—

Less:
Above/below-market rent, straight-line rent and other accounts (a)	(15,611)	(17,735)	(20,617)
Termination income (b)	(8,366)	—	—
Consolidated NOI	263,265	229,905	209,599

Redeemable noncontrolling interest in consolidated NOI	(6,829)	(6,127)	(4,420)
Noncontrolling interest in consolidated NOI	(74,452)	(69,540)	(59,597)
Less: Operating Partnership's interest in Investment Management NOI included above	(31,170)	(25,496)	(19,816)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (c)	6,810	11,531	14,249
REIT Portfolio NOI	$157,624	$140,273	$140,015

(a)
Includes other accounts such as straight-line rent reserves, fee income, current expected credit losses on notes receivables, and dividend income received on our investment in Albertsons (Note 8).
(b)
Termination income related to an early lease termination at a property, City Center.
(c)
Does not include the Operating Partnership’s share of NOI from unconsolidated joint ventures within Investment Management.

We also use same-property NOI (“Same-Property NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. Same-Property NOI includes REIT Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, redeveloped and developed during these periods. The following table summarizes Same-Property NOI for our REIT Portfolio (dollars in thousands):

	Year Ended December 31,
	2025	2024
REIT Portfolio NOI	$157,624	$140,273
Less properties excluded from Same-Property NOI	(18,486)	(8,629)
Same-Property NOI	$139,138	$131,644

Percent change from prior year period	5.7%

Components of Same-Property NOI:
Same-Property Revenues	$193,257	$186,932
Same-Property Operating Expenses	(54,119)	(55,288)
Same-Property NOI	$139,138	$131,644

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

	Year Ended December 31, 2025
REIT Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	87	87
GLA commencing	699,817	699,817
New base rent	$47.74	$50.76
Expiring base rent	$44.84	$42.40
Percent growth in base rent	6.5%	19.7%
Average cost per square foot (a)	$9.27	$9.27
Weighted average lease term (years)	7.6	7.6

(a)
The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplement disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate assets related to the Company’s main business and land held for the development of property for its operating portfolio, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business (including those related to its investments in Albertsons) in FFO. A reconciliation of net income attributable to Acadia to FFO follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023

Net income attributable to Acadia shareholders	$16,896	$21,650	$19,873

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	128,356	107,450	109,732
Impairment charges (net of noncontrolling interests' share) (a)	9,572	750	852
Net gain on disposition of properties (net of noncontrolling interests' share)	(2,614)	(1,086)	—
Loss on change in control	9,622	—	—
Income attributable to Common OP Unit holders	785	1,067	1,282
Distributions - Preferred OP Units	268	341	492
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$162,885	$130,172	$132,231
(a)
Represents the Company’s total share of impairment charges from consolidated assets (Note 8) and allocated impairment charges from investments in and advances to unconsolidated affiliates (Note 4).

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity and Cash Requirements

Generally, our principal uses of liquidity are (i) distributions to our shareholders and OP Unit holders, (ii) investments which include the funding of capital committed to our Investment Management platform and property acquisitions and development/re-tenanting activities within our REIT Portfolio, (iii) distributions to our Investment Management investors, (iv) debt service and loan repayments and (v) share repurchases.

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the year ended December 31, 2025, we paid dividends and distributions on our Common Shares and Preferred OP Units totaling $107.3 million.

Investments

As previously discussed, during the year ended December 31, 2025, we deployed approximately $415.9 million in cash outlays related to acquisitions of real estate and investments in unconsolidated affiliates. This amount included the acquisition of an additional 48% economic ownership interest in the Renaissance Portfolio, which resulted in a controlling financial interest and the consolidation of the portfolio within our REIT Portfolio (Note 2, Note 7).

In addition, we redeemed a portion of the noncontrolling interest in Fund II, which required a $8.0 million cash payment (Note 10).

Structured Financing Investments

During the year ended December 31, 2025, we provided a mezzanine loan and additional advances under a preferred equity investment in the aggregate amount of $28.5 million (Note 3).

Capital Commitments

During the year ended December 31, 2025, we made capital contributions aggregating $4.8 million to the Funds.

At December 31, 2025, our share of the remaining capital commitments to our Funds aggregated $11.5 million as follows:

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
•
$5.8 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

We do not have any additional capital commitments to the Funds other than the remaining amounts detailed above.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $44.1 million and $41.4 million, as of December 31, 2025 and December 31, 2024, respectively. The Company’s share of these obligations was approximately $37.1 million and $32.3 million, respectively (Note 9).

Development Activities

During the year ended December 31, 2025, capitalized costs associated with development activities totaled $65.8 million (Note 2). At December 31, 2025, we had a total of 26 properties under development or redevelopment, for which the estimated total cost to complete these projects through 2028 was $102.7 million to $133.6 million, respectively. These estimates exclude assets for which redevelopment or development plans are still being evaluated and for which costs are not yet determinable. Substantially all remaining development and redevelopment costs are discretionary, and could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, elevated interest rates, the imposition of tariffs and other risks detailed in Item 1A. Risk Factors.

Debt

A summary of our consolidated debt, which includes the full amount of Investment Management related obligations and excludes our pro-rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	December 31,	December 31,
	2025	2024

Total Debt - Fixed and Effectively Fixed Rate	$1,502,753	$1,142,592
Total Debt - Variable Rate	370,614	405,355
	1,873,367	1,547,947
Net unamortized debt issuance costs	(11,387)	(10,893)
Unamortized premium	926	212
Total Indebtedness	$1,862,906	$1,537,266

As of December 31, 2025, our consolidated indebtedness aggregated $1,873.4 million, excluding unamortized premium of $0.9 million and net unamortized loan costs of $11.4 million, and was collateralized by 45 properties and related tenant leases. Stated interest rates on our outstanding indebtedness ranged from 3.99% to SOFR + 2.75% with maturities that ranged from March 5, 2026 to April 15, 2035, excluding available extension options. With respect to the debt maturing in 2026, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance such obligations on favorable terms or at all. Taking into consideration $1,216.7 million of notional principal under variable to fixed-rate swap agreements currently in effect, $1,502.8 million of the portfolio debt, or 80.2%, was fixed at a 4.84% weighted-average interest rate and $370.6 million, or 19.8% was floating at a 5.92% weighted average interest rate as of December 31, 2025. Our variable-rate debt includes $32.2 million of debt subject to interest rate caps.

Without regard to available extension options, at December 31, 2025, we had (i) $286.4 million of debt maturing in 2026 at a weighted-average interest rate of 6.20%, (ii) $5.9 million of scheduled principal amortization due in 2026; and (iii) $48.3 million of remaining scheduled 2026 principal payments and maturities, representing our pro-rata share of our unconsolidated debt. In addition, $309.6 million of our total consolidated debt and $56.1 million of our pro-rata share of unconsolidated debt will come due in 2027. With respect to the debt maturing in 2026 and 2027, we have options to extend consolidated debt aggregating $188.0 million and $252.4 million at December 31, 2025, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. For the remaining indebtedness, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all. Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, elevated interest rates, the imposition of tariffs and other risks, including, but not limited to those detailed in Part I, Item 1A. Risk Factors.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of December 31, 2025 (Note 10). We did not repurchase any shares under this program during the year ended December 31, 2025.

Sources of Liquidity

Our primary sources of capital for funding our short-term (less than 12 months) and long-term (12 months and longer) liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within Investment Management, (iv) future sales of existing properties, (v) repayments of Structured Financing investments, and (vi) cash on hand and future cash flow from operating activities. Our cash on hand in our consolidated subsidiaries at December 31, 2025 totaled $38.8 million. Our remaining sources of liquidity are described further below. Depending upon the availability and cost of external capital, we believe our sources of capital are sufficient to meet our liquidity needs. Our historical cash flow uses are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.

Issuances of Common Shares

Our ATM Program (Note 10) provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an as-we-go basis to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required capital for our REIT Portfolio and Investment Management acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from the ATM Program. Net proceeds raised through the ATM Program and follow-on offerings are primarily used for acquisitions, both for our REIT Portfolio and our pro-rata share of Investment Management acquisitions, and for general corporate purposes.

During the year ended December 31, 2025, we physically settled 11,172,699 forward shares under the ATM Program in exchange for aggregate net proceeds of $277.9 million. At December 31, 2025, we had unsettled forward equity contracts to sell 14,738,837 shares for estimated aggregate net cash proceeds of $295.5 million. We also had $199.1 million of remaining availability for future share issuance under our current ATM program.

Investment Management Capital

During the year ended December 31, 2025, Funds III and V called for capital contributions of $23.6 million, of which our aggregate share was $4.8 million. At December 31, 2025, unfunded capital commitments from noncontrolling interests within our Funds II, III, IV and V were zero, $0.6 million, $18.5 million, and $22.9 million, respectively.

Other Transactions

During the year ended December 31, 2025, we recognized income of $8.4 million related to the termination of a lease at City Center in San Francisco (Note 11).

During the year ended December 31, 2025, we sold 752,112 shares of Albertsons, generating net proceeds of $14.5 million. As of December 31, 2025, we no longer held any shares of Albertsons (Note 8).

Financing and Debt

As of December 31, 2025, we had $435.5 million of capacity under existing REIT Portfolio debt facilities. In addition, as of that date within our REIT Portfolio and Investment Management platform, we had 142 unencumbered consolidated properties with an aggregate carrying value of approximately $2.4 billion, although there can be no assurance that we would be able to obtain financing for these properties at favorable terms, if at all (Note 7).

HISTORICAL CASH FLOW

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table compares the historical cash flow for the year ended December 31, 2025 with the cash flow for the year ended December 31, 2024 (in millions, totals may not add due to rounding):

	Year Ended December 31,
	2025	2024	Variance

Net cash provided by operating activities	$167.0	$140.4	$26.6
Net cash used in investing activities	(450.5)	(170.7)	(279.8)
Net cash provided by financing activities	300.7	44.6	256.1
Increase in cash and cash equivalents and restricted cash	$17.2	$14.4	$2.8

Operating Activities

Net cash provided by operating activities primarily reflects the Company’s operating results, adjusted for non-cash items and changes in working capital.

Net cash provided by operating activities increased by $26.6 million for the year ended December 31, 2025 as compared to the prior year period primarily due to cash received from the repayment of accrued interest on a note receivable and higher cash flow from operations in the REIT Portfolio.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Net cash used in investing activities increased by $279.8 million during the year ended December 31, 2025 as compared to the prior year period, primarily due to (i) $227.4 million higher cash outflows for real estate acquisitions, (ii) $44.7 million higher cash spending on development, construction and property improvements, (iii) $11.9 million higher cash outflows for the issuance of notes receivable, (iv) $6.5 million lower proceeds from property dispositions, and (v) $5.2 million lower collections on notes receivable repayments.

Financing Activities

Net cash provided by financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Net cash provided by financing activities increased by $256.1 million during the year ended December 31, 2025 as compared to the prior year period, primarily from (i) $502.6 million higher proceeds from debt issuances and (ii) $6.7 million lower financing costs. These increases were offset by (i) $182.4 million lower proceeds from sale of Common Shares, (ii) $32.3 million lower contributions from noncontrolling interests, (iii) $25.0 million higher dividend payments, (iv) $9.9 million higher cash used to acquire noncontrolling interests and, (v) $4.7 million higher capital distributions to noncontrolling interests.

Unconsolidated Indebtedness

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

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		December 31, 2025
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Frederick County Square	18.1%	$4.4	6.39%	Apr 2026
Tri-City Plaza	18.1%	6.3	6.00%	Apr 2026
650 Bald Hill Rd	20.8%	3.0	3.75%	Jun 2026
840 N. Michigan	94.4%	34.1	6.50%	Dec 2026
Wood Ridge Plaza	18.1%	6.5	7.15%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale FC	18.0%	6.8	6.70%	Nov 2027
Georgetown Portfolio	50.0%	6.7	4.72%	Dec 2027
LINQ Promenade(b)	15.0%	26.3	5.48%	Dec 2027
Shoppes at South Hills(c)	18.1%	5.9	5.95%	Mar 2028
Mohawk Commons	18.1%	7.1	5.80%	Mar 2028
The Walk at Highwoods Preserve(c)	20.0%	4.1	6.25%	Oct 2028
Crossroads Shopping Center(d)	49.0%	36.8	5.78%	Nov 2029
Gotham Plaza	49.0%	13.7	5.90%	Oct 2034
Total		$171.7

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect at December 31, 2025, where applicable.
(b)
The debt has one available 24-month extension option.
(c)
The debt has one available 12-month extension option.
(d)
The debt has two available 12-month extension options.

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used by us in the preparation of our consolidated financial statements.

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

During 2025 and 2024, the Company recognized impairment charges on properties of $37.2 million and $1.7 million, respectively, of which our pro-rata share was $8.9 million and $0.8 million, respectively. See Note 8 for a discussion of impairments recognized during the periods presented.

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

During the year ended December 31, 2025, we completed 11 asset acquisitions, and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed (Note 2).

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

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 in the consolidated financial statements for information about recently issued and recently adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2025

Our primary market risk exposure is to changes in interest rates related to our property mortgage loans and other debt. See Note 7 in the Notes to the consolidated financial statements for certain quantitative details related to our property mortgage loans and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of December 31, 2025, we had total property mortgage loans and other notes payable of $1,873.4 million, excluding the unamortized premium of $0.9 million and net unamortized debt issuance costs of $11.4 million, of which $1,502.8 million, or 80.2% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $370.6 million, or 19.8%, was variable-rate based upon SOFR or Prime rates plus certain spreads. As of December 31, 2025, we were party to 35 interest rate swaps and one interest rate cap agreement to hedge our exposure to changes in interest rates with respect to $1,216.7 million and $32.2 million of variable-rate debt, respectively. If we decided to employ higher leverage levels, we would be subject to increased debt service requirements and a higher risk of default on our debt obligations, which could adversely affect our financial conditions, cash flows and ability to make distributions to our shareholders. In addition, increases or changes in interest rates could cause our borrowing costs to rise and may limit our ability to refinance debt.

The following table sets forth information as of December 31, 2025 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

REIT Portfolio Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026	$2.4	$102.0	$104.4	6.1%
2027	4.8	45.1	49.9	4.8%
2028	1.8	559.9	561.7	4.1%
2029	1.2	97.1	98.3	5.5%
2030	0.3	326.6	326.9	4.4%
Thereafter	1.0	—	1.0	5.9%
	$11.5	$1,130.7	$1,142.2

Investment Management Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026	$3.5	$184.4	$187.9	6.3%
2027	2.2	257.5	259.7	6.1%
2028	0.3	283.3	283.6	5.5%
2029	—	—	—	—%
2030	—	—	—	—%
Thereafter	—	—	—	—%
	$6.0	$725.2	$731.2

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026	$6.3	$42.0	$48.3	6.2%
2027	1.1	55.0	56.1	5.8%
2028	0.1	16.7	16.8	6.0%
2029	0.3	36.5	36.8	5.8%
2030	—	—	—	—%
Thereafter	—	13.7	13.7	5.9%
	$7.8	$163.9	$171.7

Without regard to available extension options, in 2026, $292.3 million of our total consolidated debt and $48.3 million of our pro-rata share of unconsolidated outstanding debt will become due. In addition, $309.6 million of our total consolidated debt and $56.1 million of our pro-rata share of unconsolidated debt will become due in 2027. As it relates to the maturing debt in 2026 and 2027, we have options to extend consolidated debt aggregating $188.0 million and $252.4 million, respectively; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rates, our interest expense would increase by approximately $6.6 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.6 million. Interest expense on our consolidated variable-rate debt of $370.6 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2025, would increase $3.7 million if corresponding rate indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2025, the fair value of our total consolidated outstanding debt would decrease by approximately $9.4 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $6.1 million.

As of December 31, 2025, and 2024, we had consolidated notes receivable of $154.9 million and $126.6 million, respectively. We determined the estimated fair value of our notes receivable by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2025, the fair value of our total outstanding notes receivable would decrease by approximately $1.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.5 million.

Summarized Information as of December 31, 2024

As of December 31, 2024, we had total property mortgage loans and other notes payable of $1.5 billion, excluding the unamortized premium of $0.2 million and unamortized debt issuance costs of $10.9 million, of which $1.1 billion, or 73.8%, was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $405.4 million, or 26.2%, was variable-rate based upon SOFR rates plus certain spreads. As of December 31, 2024, we were party to 30 interest rate swaps and three interest rate cap agreements to hedge our exposure to changes in interest rates with respect to $852.0 million and $111.2 million of SOFR-based variable-rate debt, respectively.

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

Changes in Market Risk Exposures from December 31, 2024 to December 31, 2025

Our interest rate risk exposure from December 31, 2024, to December 31, 2025, has decreased on an absolute basis, as the $405.4 million of variable-rate debt as of December 31, 2024, has decreased to $370.6 million as of December 31, 2025. Our interest rate exposure as a percentage of total debt has decreased as our variable-rate debt accounted for 26.2% of our consolidated debt as of December 31, 2024 compared to 19.8% as of December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Acadia Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

New York, New York

February 13, 2026

We have served as the Company’s auditor since 2023.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Investments in real estate
Operating real estate, net	$3,983,754	$3,543,974
Real estate under development	167,051	129,619
Net investments in real estate	4,150,805	3,673,593
Notes receivable, net ($1,638 and $2,004 of allowance for credit losses as of December 31, 2025 and December 31, 2024, respectively)(a)	154,892	126,584
Investments in and advances to unconsolidated affiliates	161,955	209,232
Other assets, net	223,980	223,767
Right-of-use assets - operating leases, net	23,594	25,531
Cash and cash equivalents	38,818	16,806
Restricted cash	18,081	22,897
Marketable securities	—	14,771
Rents receivable, net	65,027	58,022
Total assets (b)	$4,837,152	$4,371,203

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$893,944	$953,700
Unsecured notes payable, net	879,462	569,566
Unsecured line of credit	89,500	14,000
Accounts payable and other liabilities	273,479	232,726
Lease liabilities - operating leases	25,972	27,920
Dividends and distributions payable	28,526	24,505
Distributions in excess of income from, and investments in, unconsolidated affiliates	16,838	16,514
Total liabilities (b)	2,207,721	1,838,931
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	9,113	30,583
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 131,036,560 and 119,657,594 shares as of December 31, 2025 and December 31, 2024, respectively	131	120
Additional paid-in capital	2,710,651	2,436,285
Accumulated other comprehensive income	15,585	38,650
Distributions in excess of accumulated earnings	(500,720)	(409,383)
Total Acadia shareholders’ equity	2,225,647	2,065,672
Noncontrolling interests	394,671	436,017
Total equity	2,620,318	2,501,689
Total liabilities, redeemable noncontrolling interests, and equity	$4,837,152	$4,371,203

(a)
Includes Notes receivable, net from related parties of $14.3 million and $14.8 million as of December 31, 2025 and 2024, respectively (Note 3).
(b)
Includes consolidated assets and liabilities of Acadia Realty Limited Partnership (the “Operating Partnership”), which is a consolidated variable interest entity (“VIE”) (Note 16). The Consolidated Balance Sheets include the following amounts related to our consolidated VIEs that are consolidated by the Operating Partnership: $1,768.6 million and $1,640.1 million of Operating real estate, net; $- million and $31.5 million of Real estate under development; $53.3 million and $74.4 million of Investments in and advances to unconsolidated affiliates; $78.3 million and $79.4 million of Other assets, net; $1.5 million and $2.0 million of Right-of-use assets - operating leases, net; $30.4 million and $15.9 million of Cash and cash equivalents; $6.5 million and $11.0 million of Restricted cash; $29.3 million and $27.3 million of Rents receivable, net; $793.8 million and $799.7 million of Mortgage and other notes payable, net; $61.3 million and $- million of Unsecured notes payable, net; $125.6 million and $120.1 million of Accounts payable and other liabilities; $1.6 million and $2.1 million of Lease liability-operating leases as of December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share amounts)	2025	2024	2023
Revenues
Rental	$402,136	$349,530	$333,044
Other	8,621	10,159	5,648
Total revenues	410,757	359,689	338,692
Expenses
Depreciation and amortization	157,457	138,910	135,984
General and administrative	45,664	40,559	41,470
Real estate taxes	52,088	46,049	46,650
Property operating	71,427	66,000	61,826
Impairment charges	37,210	1,678	3,686
Total expenses	363,846	293,196	289,616

Gain (loss) on disposition of properties	2,515	(834)	—
Operating income	49,426	65,659	49,076
Equity in (losses) earnings of unconsolidated affiliates	(7,713)	15,178	(7,677)
Interest income (a)	23,717	25,085	19,993
Realized and unrealized holding (losses) gains on investments and other	(96)	(5,014)	30,413
Interest expense	(95,311)	(92,557)	(93,253)
Loss on change in control	(9,622)	—	—
(Loss) income from continuing operations before income taxes	(39,599)	8,351	(1,448)
Income tax provision	(412)	(212)	(301)
Net (loss) income	(40,011)	8,139	(1,749)
Net loss attributable to redeemable noncontrolling interests	5,562	7,915	8,239
Net loss attributable to noncontrolling interests	51,345	5,596	13,383
Net income attributable to Acadia shareholders	$16,896	$21,650	$19,873

Basic earnings per share	$0.10	$0.19	$0.20
Diluted earnings per share	$0.10	$0.19	$0.20

Weighted average shares for basic earnings per share	128,625	108,227	95,284
Weighted average shares for diluted earnings per share	128,663	108,258	95,284
(a)
Includes interest income on Notes receivable, net from related parties, advances to unconsolidated affiliates, and loans to redeemable noncontrolling interests holders of $12.3 million, $13.9 million and $7.7 million for the year ended December 31, 2025, 2024, and 2023, respectively (Note 3, Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands)	2025	2024	2023

Net (loss) income	$(40,011)	$8,139	$(1,749)
Other comprehensive (loss) income:
Unrealized (loss) gain on valuation of swap agreements	(12,899)	33,232	10,963
Reclassification of realized interest on swap agreements	(14,417)	(30,336)	(33,647)
Other comprehensive (loss) income	(27,316)	2,896	(22,684)
Comprehensive (loss) income	(67,327)	11,035	(24,433)
Comprehensive loss attributable to redeemable noncontrolling interests	5,562	7,915	8,239
Comprehensive loss attributable to noncontrolling interests	55,596	8,908	21,692
Comprehensive (loss) income attributable to Acadia shareholders	$(6,169)	$27,858	$5,498

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2025, 2024, and 2023

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2025	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583
Issuance of Common Shares, net	11,173	11	277,495	—	—	277,506	—	277,506	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	153	—	2,403	—	—	2,403	(2,403)	—	—
Dividends/distributions declared ($0.80 per Common Share/OP Unit)	—	—	—	—	(104,802)	(104,802)	(6,559)	(111,361)	—
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	29,573	29,573	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(3,431)	(3,431)	—	(3,431)	3,431
Acquisition of noncontrolling interest (Note 10)	—	—	(1,528)	—	—	(1,528)	(105)	(1,633)	(8,232)
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(11,112)
Employee and trustee stock compensation, net	53	—	228	—	—	228	11,393	11,621	—
Noncontrolling interest distributions	—	—	—	—	—	—	(40,665)	(40,665)	(5)
Noncontrolling interest contributions	—	—	—	—	—	—	18,784	18,784	10
Comprehensive (loss) income	—	—	—	(23,065)	16,896	(6,169)	(55,596)	(61,765)	(5,562)
Reallocation of noncontrolling interests	—	—	(4,232)	—	—	(4,232)	4,232	—	—
Balance at December 31, 2025	131,037	$131	$2,710,651	$15,585	$(500,720)	$2,225,647	$394,671	$2,620,318	$9,113

Balance at January 1, 2024	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339
Issuance of Common Shares, net	22,923	24	459,868	—	—	459,892	—	459,892	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	1,293	1	20,928	—	—	20,929	(20,929)	—	—
Dividends/distributions declared (0.74 per Common Share/OP Unit)	—	—	—	—	(81,892)	(81,892)	(5,639)	(87,531)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(11,825)
Employee and trustee stock compensation, net	80	—	1,275	—	—	1,275	11,519	12,794	—
Noncontrolling interest distributions	—	—	—	—	—	—	(36,751)	(36,751)	(16)
Noncontrolling interest contributions	—	—	—	—	—	—	51,118	51,118	—
Comprehensive (loss) income	—	—	—	6,208	21,650	27,858	(8,908)	18,950	(7,915)
Reallocation of noncontrolling interests	—	—	693	—	—	693	(693)	—	—
Balance at December 31, 2024	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2025, 2024, and 2023

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2023	95,121	$95	$1,945,322	$46,817	$(300,402)	$1,691,832	$489,364	$2,181,196	$67,664
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	151	—	2,521	—	—	2,521	(2,521)	—	—
Dividends/distributions declared (0.72 per Common Share/OP Unit)	—	—	—	—	(68,612)	(68,612)	(5,352)	(73,964)	—
City Point Loan	—	—	—	—	—	—	—	—	(796)
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(9,350)
Employee and trustee stock compensation, net	90	—	1,689	—	—	1,689	11,064	12,753	—
Noncontrolling interest distributions	—	—	—	—	—	—	(80,186)	(80,186)	(50)
Noncontrolling interest contributions	—	—	—	—	—	—	59,612	59,612	1,110
Comprehensive income	—	—	—	(14,375)	19,873	5,498	(21,692)	(16,194)	(8,239)
Reallocation of noncontrolling interests	—	—	3,989	—	—	3,989	(3,989)	—	—
Balance at December 31, 2023	95,362	$95	$1,953,521	$32,442	$(349,141)	$1,636,917	$446,300	$2,083,217	$50,339

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(40,011)	$8,139	$(1,749)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	157,457	138,910	135,984
(Gain) loss on disposition of properties and other investments	(2,515)	834	—
Net unrealized holding losses (gains) on investments	317	4,211	(1,634)
Stock compensation expense	11,621	12,794	12,753
Straight-line rents	(4,204)	(2,572)	(1,392)
Equity in losses (earnings) of unconsolidated affiliates	7,713	(15,178)	7,677
Distributions of operating income from unconsolidated affiliates	4,189	22,874	3,844
Amortization of financing costs	8,364	8,049	6,481
Non-cash lease expense	4,022	3,745	3,596
Adjustments to allowance for credit loss	—	—	(1,241)
Acceleration of below market lease	—	—	(8,057)
Loss on change in control	9,622	—	—
Impairment charges	37,210	1,678	3,686
Other, net	(8,104)	(5,105)	(5,818)
Changes in assets and liabilities:
Rents receivable	(5,563)	(6,665)	2,538
Other liabilities	(10,064)	(4,824)	15,492
Accounts payable and accrued expenses	(6,113)	(2,921)	2,045
Prepaid expenses and other assets	7,073	(19,539)	(14,756)
Lease liabilities - operating leases	(4,032)	(3,982)	(3,691)
Net cash provided by operating activities	166,982	140,448	155,758
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of properties	(406,907)	(161,533)	(126,545)
Proceeds from the disposition of properties and other investments, net	82,555	89,078	—
Investments in unconsolidated affiliates	(9,000)	(33,795)	(53,736)
Development, construction and property improvement costs	(124,911)	(80,250)	(69,540)
Refund (payment) for properties under purchase contract	6,500	(11,500)	1,080
Deposits for properties under sales contract	—	—	1,515
Increase in cash upon change of control	6,777	—	—
Return of capital from unconsolidated affiliates	13,562	24,639	44,486
Payment of deferred leasing costs	(14,012)	(9,251)	(9,007)
Proceeds from sale of marketable securities	14,454	14,301	4,636
Proceeds from repayment of note receivable	807	6,000	—
Issuance of note receivable	(20,284)	(8,352)	(1,426)
Net cash used in investing activities	(450,459)	(170,663)	(208,537)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured notes payable and line of credit	928,750	435,384	283,989
Principal payments on unsecured debt	(557,200)	(790,271)	(209,599)
Proceeds from issuances of Common Shares	277,506	459,892	—
Capital contributions from noncontrolling interests	18,795	51,118	59,926
Principal payments on mortgages payable	(264,546)	(70,452)	(112,283)
Proceeds received from mortgages payable	62,358	92,200	132,902
Distributions to noncontrolling interests	(46,691)	(41,996)	(36,389)
Dividends paid to Common Shareholders	(101,335)	(76,323)	(68,568)
Payment of deferred financing and other costs	(5,777)	(12,491)	(4,026)
Acquisition of noncontrolling interest	(9,865)	—	—
Payments of finance lease obligations	(1,322)	(2,437)	(100)
Net cash provided by financing activities	300,673	44,624	45,852
Increase (decrease) in cash and restricted cash	17,196	14,409	(6,927)
Cash of $16,806, $17,481 and $17,158 and restricted cash of $22,897, $7,813 and $15,063, respectively, beginning of year	39,703	25,294	32,221
Cash of $38,818, $16,806 and $17,481 and restricted cash of $18,081, $22,897 and $7,813, respectively, end of year	$56,899	$39,703	$25,294

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $10,593 and $7,175 and $7,206 respectively (a)	$108,683	$118,728	$119,550
Cash paid for income taxes, net of refunds	$414	$212	$301

Supplemental disclosure of non-cash investing and financing activities
Dividends/Distributions declared and payable	$28,430	$24,420	$18,372
Assumption of accounts payable and accrued expenses through acquisition of real estate	$6,039	$2,534	$645
Disposition of 146 Geary Street upon deed-in-lieu of foreclosure	$—	$—	$19,338
Extinguishment of the obligations under the mortgage loan for 146 Geary Street upon deed-in-lieu of foreclosure	$—	$—	$(19,338)
Issuance of note receivable used as capital contributions from redeemable noncontrolling interests	$—	$—	$796
Conversion of Common and Preferred OP Units to Common Shares	$2,403	$20,929	$—
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$11,112	$11,825	$9,350
Recognition of non-refundable deposit upon expiration of sale agreement	$—	$3,315	$—
Distributions to noncontrolling interests of marketable securities	$—		$49,117
Property contributed to an unconsolidated affiliate	$—	$2,432	$—
Adjustment of redeemable non-controlling interest to estimated redemption value	$3,431	$—	$—
Accrued development, construction and property improvement costs included in Accounts payable and other liabilities	$16,019	$6,741	$1,111
Note receivable and accrued interest exchanged for redeemable noncontrolling interest	$48,064	$—	$—
Reclassification of investment in unconsolidated affiliate to marketable securities	$—	$—	$32,745

Increase (decrease) in assets and liabilities resulting from the consolidation of previously unconsolidated investment:
Operating real estate	$201,700	$—	$—
Mortgage and other notes payable	156,117	—	—
Investments in and advances to unconsolidated affiliates	(28,516)	—	—
Rents receivable and other assets	654	—	—
Accounts payable and other liabilities	4,548	—	—
Noncontrolling interests	29,572	—	—

(a)
Cash paid during the period for interest only includes payments made on our mortgages and does not capture the effect of hedging instruments. The Company received net cash inflows from interest rate swap settlements of $12.8 million and $27.4 million for the years ended December 31, 2025 and 2024, respectively, and made a net cash outflow of $28.7 million in 2023.

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

All of the Company’s assets are held by, and its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. At December 31, 2025 and 2024, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share in the cash distributions and profits and losses of the Operating Partnership in proportion to its percentage interest.

The limited partners primarily consist of entities or individuals that contributed interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) as well as employees who have been granted restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units generally have the right to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

The Company owns and operates a high-quality core real estate portfolio, primarily comprised of open-air street retail assets in the nation’s most dynamic retail corridors (“REIT Portfolio”). This portfolio is complemented by an investment management platform that leverages institutional capital relationships to pursue opportunistic, high-yield, and/or value-add investments (“Investment Management”). As of December 31, 2025, the Company held ownership interests in 176 properties (including properties in various stages of development and redevelopment) within its REIT Portfolio, which includes properties either wholly owned or partially owned through joint ventures, by the Operating Partnership or subsidiaries, excluding properties owned through the Investment Management platform.

The Company also held ownership interests in 52 properties through its Investment Management platform, which facilitates investments in primarily opportunistic and value-add retail real estate alongside institutional partners. As of December 31, 2025, active investments are held through three unconsolidated co-investment vehicles and through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III, and Fund IV, the “Funds”). The Company consolidates the Funds as variable interest entities (“VIE”) as it is the primary beneficiary, having (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) the obligation to absorb the Funds’ losses and (iii) the right to receive benefits from the Funds that could potentially be significant to the Funds.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of December 31, 2025 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of December 31, 2025 (a)
Fund II (c)	6/2004	80.00%	$559.4	$0.0	80.00%	8%	$172.9
Fund III	5/2007	24.54%	449.2	0.8	39.63%	6%	616.3
Fund IV	5/2012	23.12%	506.0	24.0	23.12%	6%	221.4
Fund V	8/2016	20.10%	491.3	28.7	20.10%	6%	187.8

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share. All returns and distributions referenced are presented net of fees and promote.
(b)
Amount represents the current economic ownership at December 31, 2025, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.
(c)
In the third quarter of 2025, two Fund II investors exercised their put rights, and the Company acquired the investors’ 18.33% interest for approximately $54.4 million (Note 10) increasing its ownership in Fund II from 61.67% to 80%.

Also, within Investment Management, we hold equity method investments in three unconsolidated co-investment vehicles with large institutional investors. Our equity ownership interests range from 5% to 20% in each venture. These investments are individually negotiated and may result in varying economic terms. In addition to these unconsolidated co-investments, as of December 31, 2025, we also had two wholly-owned assets within the Investment Management platform, that we intend to recapitalize with an institutional investor as part of our Investment Management strategy. Any potential recapitalization remains subject to final agreement between the parties, customary closing conditions, and market uncertainty. Thus, no assurances can be given that the Company will successfully close on a recapitalization.

The 228 REIT Portfolio and Investment Management properties primarily consist of street and urban retail properties, and suburban shopping centers.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company has control, including where the Company has been determined to be a primary beneficiary of a VIE, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control and does not consolidate, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in Equity in (losses) earnings of unconsolidated affiliates in the Consolidated Statement of Operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant assumptions and estimates include those related to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Depreciation is computed on the straight-line basis over estimated useful lives of the assets as follows:

Buildings and improvements	Useful lives of 40 years for buildings and 15 years for improvements
Furniture and fixtures	Useful lives, ranging from 5 years to 10 years
Tenant improvements	Shorter of economic life or lease terms

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Impairment – The Company reviews its real estate, real estate under development and right-of-use assets for impairment periodically or when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. In cases where the Company does not expect to recover its carrying amounts on properties held for use, the Company reduces its carrying amounts to fair value. The determination of anticipated undiscounted cash flows considers the most likely expected course of action at the evaluation date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Such cash flow projections consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition, and other factors. If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its estimated fair value based on third-party appraisals, broker selling estimates, sale agreements under negotiation, and/or final selling prices, when available. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates to be made by management such as market rental rates and capitalization rates, and considers the most likely expected course of action at the balance sheet date based on current plans and available market information. See Note 8 for information about impairment charges recorded during the periods presented.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent that the Company’s carrying basis in an unconsolidated affiliate is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in (losses) earnings of unconsolidated affiliates.

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. An impairment loss is recorded when there is a decline in the fair value of an investment below its carrying value and we conclude that the decline is other-than-temporary during our intended holding period. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on information available at the time the analyses are prepared. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future rental revenues, operating expenses, capital expenditures, discount rates and capitalization rates which could differ materially from actual results.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable Equity Securities

The Company classifies its marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance. In accordance with ASC Topic 825 Financial Instruments: the Company recognizes changes in the fair value of equity investments with readily determinable fair values in Realized and unrealized holding (losses) gains on investments and other on the Company’s Consolidated Statements of Operations.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Pursuant to ASC 842, the Company does not separate the non-lease components, such as common area maintenance, from its leases. In addition, the Company accounts for those taxes that it pays on behalf of the tenant as reimbursable costs and does not account for those taxes paid directly by the tenant. Minimum rents from tenants are recognized using the straight-line method over the non-cancelable lease term of the respective leases, unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from the use of the underlying asset. At December 31, 2025 and 2024, unbilled rents receivable relating to the straight-lining of rents of $51.4 million and $46.2 million, respectively, are included in Rents receivable, net on the accompanying Consolidated Balance Sheets. The Company manages the risk associated with the residual value of its leased properties by including contract clauses that make tenants responsible for surrendering the space in good condition upon lease termination, holding a diversified portfolio, and other activities. The Company does not have residual value guarantees on specific properties.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s income tax disclosures (Note 14).

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance applies to all PBEs and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has elected not to early adopt and the requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the expected impact of the adoption of ASU 2024-03 on disclosures within the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the
Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”), which clarifies that when a business that is a variable interest entity (VIE) is acquired primarily with equity interests, the determination of the accounting acquirer should follow ASC 805 rather than defaulting to the primary beneficiary under ASC 810. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company has elected not to early adopt and the requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the expected impact of the adoption of ASU 2025-03 on the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”) that better aligns the hedge accounting model with risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company has elected not to early adopt and the requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the expected impact of the adoption of ASU 2025-09 on the consolidated financial statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Buildings and improvements	$3,421,366	$3,174,250
Tenant improvements	339,414	304,645
Land	1,147,236	906,031
Construction in progress	32,969	23,704
Right-of-use assets - finance leases (Note 11)	61,366	61,366
Total	5,002,351	4,469,996
Less: Accumulated depreciation and amortization	(1,018,597)	(926,022)
Operating real estate, net	3,983,754	3,543,974
Real estate under development	167,051	129,619
Net investments in real estate	$4,150,805	$3,673,593

Acquisitions

During the years ended December 31, 2025 and 2024, the Company acquired the following retail properties and other retail investments (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price (a)
2025 Acquisitions
REIT Portfolio
106 Spring Street - New York, NY	100%	January 9, 2025	$55,137
73 Wooster Street - New York, NY	100%	January 9, 2025	25,459
Renaissance Portfolio - Washington, D.C. (b)	48%	January 23, 2025	245,700
95, 97, and 107 North 6th Street - Brooklyn, NY	100%	April 9, 2025	59,668
85 5th Avenue - New York, NY	100%	April 11, 2025	47,014
70 and 93 North 6th Street - Brooklyn, NY	100%	June 4, 2025	50,323
2117 N. Henderson Avenue (Land Parcel) - Dallas, TX	100%	July 31, 2025	904
Subtotal REIT Portfolio			484,205

Investment Management
Pinewood Square - Lake Worth, FL	100%	March 19, 2025	68,207
The Avenue at West Cobb - Marietta, GA	100%	September 30, 2025	62,701
Subtotal Investment Management			130,908
Total 2025 Acquisitions			$615,113

2024 Acquisitions
REIT Portfolio
Bleecker Street Portfolio (4 assets) - New York, NY	100%	September 19, 2024	$20,347
1718 N. Henderson Ave (Land Parcel) - Dallas, TX	100%	September 19, 2024	1,063
123-129 N. 6th Street - Brooklyn, NY	100%	October 11, 2024	35,343
92-94 Greene Street - New York, NY	100%	October 17, 2024	43,594
109 N. 6th Street - Brooklyn, NY	100%	October 24, 2024	19,040
1834 N. Henderson Ave - Dallas, TX	100%	November 21, 2024	2,144
2107-2115 N. Henderson Ave (Land Parcel) - Dallas, TX	100%	November 25, 2024	11,082
Subtotal REIT Portfolio			132,613

Investment Management
Walk at Highwoods Preserve - Tampa, FL (c)	100%	July 3, 2024	31,766
Total 2024 Acquisitions			$164,379

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
Purchase price includes capitalized transaction costs of $2.4 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively.
(b)
On January 23, 2025, the Company acquired an additional 48% economic ownership interest, and increased its existing 20% interest to 68%, in the Renaissance
Portfolio primarily located in Washington D.C. The 48% interest was acquired for a purchase price of $117.9 million, based upon a gross portfolio fair value of
$245.7 million, which included existing mortgage loan indebtedness of $156.1 million in aggregate (Note 7). Prior to the acquisition, the Company accounted for its 20% interest under the equity method of accounting (Note 4). Due to the Company gaining a controlling financial interest as a result of this acquisition, the
Company determined it should consolidate its investment within its REIT Portfolio effective January 23, 2025. As such, the Company measured and recognized
100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Renaissance Portfolio, at fair value and recognized a $9.6 million loss on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the portfolio in its Consolidated Statements of Operations related to the remeasurement of its previously held equity interest.
(c)
On October 25, 2024, the Company contributed its Walk at Highwoods Preserve property to a newly formed joint venture and retained a 20% non-controlling ownership interest. Refer to the disposition table below and Note 4.

Purchase Price Allocations

The purchase prices for the acquisitions (excluding any properties that were acquired in development) were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the dates of acquisition. The following table summarizes the allocation of the purchase price of properties acquired during the years ended December 31, 2025 and 2024 (in thousands):

	Land	Buildings and improvements	Intangible assets	Right-of-use asset	Lease liability	Intangible liabilities	Debt fair value adjustment	Total
106 Spring Street	$51,495	$5,043	$10,165	$—	$—	$(11,566)	$—	$55,137
73 Wooster St	15,876	6,775	2,848	—	—	(40)	—	25,459
Renaissance Portfolio	103,962	127,368	20,016	—	—	(4,100)	(1,546)	245,700
Pinewood Square	17,208	46,208	12,668	—	—	(7,877)	—	68,207
95, 97, and 107 North 6th Street	17,342	36,493	6,167	—	—	(334)	—	59,668
85 5th Avenue	32,718	7,318	6,978	—	—	—	—	47,014
70 and 93 North 6th Street	17,058	30,834	5,833	—	—	(3,402)	—	50,323
2117 N. Henderson Avenue	904	—	—			—	—	904
The Avenue at West Cobb	9,647	40,355	15,633			(2,934)	—	62,701
2025 Total	$266,210	$300,394	$80,308	$—	$—	$(30,253)	$(1,546)	$615,113

Bleecker Street Portfolio (4 assets)	$4,962	$10,460	$3,695	$2,729	$(1,071)	$(428)	$—	$20,347
Walk at Highwoods Preserve	9,730	18,026	8,631	—	—	(4,621)	—	31,766
123-129 N. 6th Street	13,083	25,428	3,280	—	—	(6,448)	—	35,343
109 N. 6th Street	5,142	13,146	3,081	—	—	(2,329)	—	19,040
92-94 Greene Street	32,499	10,406	3,694	—	—	(3,005)	—	43,594
1834 N. Henderson Ave	1,002	1,142	—	—	—	—	—	2,144
2024 Total (a)	$66,418	$78,608	$22,381	$2,729	$(1,071)	$(16,831)	$—	$152,234

(a)
Excludes 1718 N. Henderson Ave and 2107-2115 N. Henderson Ave properties that were placed in development upon acquisition.

The Company determines the fair value of the individual components of real estate asset acquisitions primarily through calculating the “as-if vacant” value of a building, using an income approach, which relies significantly upon internally determined assumptions. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the “as-if vacant” value for acquisition activity during 2025 and 2024, respectively, are as follows:

	2025		2024
	Low	High	Low	High
Exit Capitalization Rate	5.00%	7.75%	5.50%	8.00%
Discount Rate	5.50%	10.50%	7.50%	10.00%
Annual net rental rate per square foot on acquired buildings	$15.00	$850.00	$17.00	$615.00
Interest rate on assumed debt	6.35%	6.35%	—	—
Annual net rental rate per square foot on acquired master lease	$—	$—	$29.11	$29.11

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimate of the portion of the “as-if vacant” value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

Dispositions

During the years ended December 31, 2025 and 2024, the Company disposed of the following retail properties (dollars in thousands):

Property and Location	Owner	Date Sold	Sale Price	Gain (Loss) on Sale (a)
2025 Dispositions
Mad River - Dayton, OH (b)	REIT	August 19, 2025	$15,020	$2,756
640 Broadway - New York, NY (c)	IM (Fund III)	September 5, 2025	49,500	172
1035 Third Ave - New York, NY (c)	IM (Fund IV)	October 1, 2025	22,000	—
Total 2025 Dispositions			$86,520	$2,928

2024 Dispositions
2208-2216 Fillmore Street - San Francisco, CA	IM (Fund IV)	April 3, 2024	$9,777	$1,239
2207 Fillmore Street - San Francisco, CA	IM (Fund IV)	April 3, 2024	4,283	1,130
Shops at Grand - Queens, NY (d)	REIT	May 16, 2024	48,250	(2,213)
Canton Marketplace (Outparcel) - Canton, GA	IM (Fund V)	June 28, 2024	2,200	601
Walk at Highwoods Preserve - Tampa, FL (e)	IM	October 25, 2024	31,366	(393)
Total 2024 Dispositions			$95,876	$364

(a)
During the year ended December 31, 2024, the Company recorded a $1.2 million loss related to a Fund IV property that was sold in 2019 in connection with a post-closing dispute. During the year ended December 31, 2025, the Company incurred an additional $0.4 million loss related to the same property. These amounts are omitted from the table above, but are included in Gain (loss) on disposition of properties in the Company’s Consolidated Statements of Operations.
(b)
During the year ended December 31, 2025, the company recognized a $1.9 million variable gain on sale of the property related to a contingency associated with an escrow account established under the purchase and sale agreement. At the time or sale and as of year end, a significant reversal of the gain was not considered probable. In January 2026, the contingency was resolved, and the Company received the full amount held in escrow.
(c)
This property was previously impaired. Refer to Note 8 for more detail.
(d)
On May 16, 2024, the Company contributed its Shops at Grand property located in Queens, New York to a newly formed unconsolidated joint venture and retained a 5% noncontrolling ownership interest which was fair valued at $2.4 million. As a result of the transaction, the Company deconsolidated the property and accounted for its interest under the equity method of accounting effective May 16, 2024 as it no longer controls the investment (Note 4). The Company recognized a loss on deconsolidation of $2.2 million related to transaction costs, which is included in the Loss on disposition of properties in the Consolidated Statements of Operations.
(e)
On October 25, 2024, the Company contributed its Walk at Highwoods Preserve property located in Tampa, Florida to a newly formed unconsolidated joint venture for $31.4 million and retained a 20% noncontrolling ownership interest which was valued at $6.4 million. As a result of the transaction, the Company deconsolidated the property and accounted for its interest under the equity method of accounting effective October 25, 2024 as it no longer controls the investment (Note 4). The Company recognized a loss on deconsolidation of $0.4 million related to transaction costs, which is included in the Loss on disposition of properties in the Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties Held for Sale

The Company did not have any properties classified as held for sale as of December 31, 2025 and 2024.

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service and are undergoing substantial development or construction.

Development activity for these properties during the periods presented is summarized below (dollars in thousands):

	January 1, 2025		Year Ended December 31, 2025			December 31, 2025
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs (a)	Transfers Out	Number of Properties	Carrying Value
REIT Portfolio (b, c)	11	$98,255	$6,742	$63,130	$1,076	13	167,051
IM (Fund III) (d)	1	31,364	—	2,621	33,985	—	—
Total	12	$129,619	$6,742	$65,751	$35,061	13	$167,051
(a)
Includes construction in progress at operating properties that remain in service during the construction period.
(b)
During the year ended December 31, 2025, the Company placed two REIT Portfolio properties into development within the Henderson Avenue portfolio.
(c)
The increase in the REIT portfolio development property count reflects a remeasurement of the Henderson Avenue development project during 2025 and was not the result of any acquisitions, dispositions, or transfers of assets into development.
(d)
During the year ended December 31, 2025, the Company transferred out one Investment Management Fund III property that is no longer in development.

	January 1, 2024		Year Ended December 31, 2024			December 31, 2024
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs (a)	Transfers Out	Number of Properties	Carrying Value

REIT (b, c)	9	$66,083	$12,156	$20,016	$—	11	$98,255
IM (Fund III)	1	28,716	—	2,648	—	1	31,364
Total	10	$94,799	$12,156	$22,664	$—	12	$129,619

(a)
Includes construction in progress at operating properties that remain in service during the construction period.
(b)
During the year ended December 31, 2024, the Company acquired two development land parcels in the Henderson Avenue Portfolio.
(c)
The increase in the REIT portfolio development property count reflects a remeasurement of the Henderson Avenue development project during 2025 and was not the result of any acquisitions, dispositions, or transfers of assets into development.

The number of properties in the tables above refers to full-property development projects; however, certain projects represent only a portion of a property, and the capitalized costs and carrying value of these projects are included in the table above. As of December 31, 2025, consolidated development projects included 13 properties in the Henderson Avenue Portfolio (REIT Portfolio).

At December 31, 2024, development projects included 11 properties in the Henderson Avenue Portfolio (REIT Portfolio), and Broad Hollow Commons (Investment Management, Fund III).

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

	December 31,	December 31,	December 31, 2025
Description	2025	2024	Number	Maturity Date	Interest Rate
Notes receivable	$156,530	$128,588	7	Apr 2020 - Dec 2027	6.00% - 13.75%
Allowance for credit losses	(1,638)	(2,004)
Notes receivable, net	$154,892	$126,584	7

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2025, the Company modified a redeemable preferred equity investment in a property that is accounted for as a note receivable, with a principal balance of $54.0 million as of March 31, 2025. The maturity date was extended from February 25, 2025 to February 9, 2027, with an option for a one-year extension. As part of this modification, the borrower repaid $25.3 million of accrued interest. The Company also provided a mezzanine loan and additional advances under the preferred equity related to the same asset which also matures on February 9, 2027 and bears interest at a fixed rate of 9.00%. As of December 31, 2025, the Company advanced $28.5 million in aggregate. The borrower entity was determined to be a VIE in which the Company holds a variable interest, but the Company is not the primary beneficiary. Accordingly, the VIE is not consolidated (Note 16).

During the year ended December 31, 2025, the Company also extended the maturity date of one note receivable of $42.0 million for one year to September 17, 2026, one note receivable of $1.6 million from July 31, 2025 to December 10, 2026, and one note receivable of $7.6 million from December 31, 2025 to December 31, 2027.

During the year ended December 31, 2024, the Company:

•
originated one note receivable of $7.6 million to a related party, which is collateralized by the borrower’s equity interest in the Renaissance Portfolio, 1238 Wisconsin Avenue, and another Georgetown property, bears interest at 12% and had an original maturity date of December 31, 2025;
•
extended the maturity date of one note receivable of $42.0 million from September 17, 2024 to September 17, 2025; and
•
received full payment on a $6.0 million note receivable.

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024
Allowance for credit losses as of beginning of periods	$2,004	$1,279
Provision (recovery) of loan losses	(366)	725
Total credit allowance	$1,638	$2,004

As of December 31, 2025, the Company had six performing notes with a total amortized cost of $142.8 million, including accrued interest of $4.1 million. Each note was evaluated individually due to the lack of comparability across the Structured Financing Portfolio.

One note receivable with a principal balance of $17.8 million had matured and was in default as of December 31, 2025 and December 31, 2024. The Company applied the collateral-dependent practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) as the note is expected to be settled through foreclosure or possession of the underlying collateral. Based on the estimated fair value of the collateral at the expected realization date, no allowance for credit losses was recorded.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	December 31,	December 31,
Portfolio	Property	December 31, 2025	2025	2024

REIT:	Renaissance Portfolio (a)	68%	$—	$28,250
	Gotham Plaza	49%	28,161	30,561
	Georgetown Portfolio (b)	50%	3,744	4,214
	1238 Wisconsin Avenue (b, c)	80%	18,025	19,048
	840 N. Michigan Avenue (d, e)	94.35%	34,631	28,111
			84,561	110,184
Investment Management:
Fund IV: (i)	Fund IV Other Portfolio (j)	90%	375	5,291
	650 Bald Hill Road (k)	90%	5,789	9,220
			6,164	14,511

Fund V: (i)	Family Center at Riverdale (d)	89.42%	521	1,832
	Tri-City Plaza	90%	6,120	6,914
	Frederick County Acquisitions (f)	90%	3,872	4,375
	Wood Ridge Plaza	90%	7,962	9,313
	La Frontera Village	90%	9,746	13,389
	Shoppes at South Hills	90%	9,151	10,139
	Mohawk Commons	90%	9,023	12,350
			46,395	58,312

Other:	Shops at Grand	5%	2,363	2,452
	Walk at Highwoods Preserve	20%	1,805	2,279
	LINQ Promenade	15%	15,918	16,508
			20,086	21,239

Various:	Due from Related Parties		1,366	446
	Other (g)		3,383	4,540
	Investments in and advances to unconsolidated affiliates		$161,955	$209,232

REIT:	Crossroads (h)	49%	$16,838	$16,514
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$16,838	$16,514

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
(c)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of December 31, 2025 and December 31, 2024 the related party note receivable had a principal balance of $12.8 million, net of a $0.1 million allowance for each period. The loan is secured by the venture members’ equity interest in the entity that owns the 1238 Wisconsin development property, bears interest at Prime + 1.0% (subject to a 4.5% floor) and matures on December 28, 2027. The Company recognized interest income of $0.2 million for each of the years ended December 31, 2025 and 2024 related to this note receivable.
(d)
Represents a tenancy-in-common interest.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)
In February 2025, the Company acquired an additional 2.5% interest in the 840 North Michigan Avenue venture increasing its ownership interest from 91.85% to 94.35%. The note receivable from the 840 North Michigan Avenue venture partners had a balance of $1.8 million and $2.3 million as of December 31, 2025 and December 31, 2024, respectively and matures in July 2026 (Note 3).
(f)
On September 25, 2024 the venture which Fund V holds a 90% interest in sold a 300,000 square foot property, Frederick Crossing, in Frederick County, Maryland. Fund V maintains its 90% interest in the venture which retains its interest in the remaining Frederick County Square property of the Frederick County Acquisitions portfolio.
(g)
Includes cost-method investment in Fifth Wall. The Company recorded an impairment charge of $0.7 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, which is included in Realized and unrealized holding gains (losses) on investments and other in the Company’s Consolidated Statements of Operations.
(h)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.
(i)
The Company owns 23.12% and 20.10% in Funds IV and V, respectively (Note 1). For the ventures within these funds, the ownership interest percentage represents the Fund’s ownership interest and not the Company’s proportionate share.
(j)
As of December 31, 2025, the investment balance relates to undistributed proceeds from the disposition of the Eden Square property.
(k)
As of December 31, 2025, the venture recognized an impairment charge of $3.5 million on the property due to a shortened hold period, of which the Company’s proportionate share was $0.7 million. The Company continues to monitor its investment in 650 Bald Hill and has not identified any additional indicators of other than temporary impairment at the reporting date.

During the year ended December 31, 2025, the Company:

•
on June 25, through Fund IV, sold its investment in Eden Square for $28.0 million and repaid the related $23.3 million property mortgage loan. The venture recognized a loss of $1.0 million, of which Fund IV’s proportionate share was $2.1 million due to additional fund-level selling costs and an outstanding basis difference attributable to Fund IV’s investment structure. The Company’s proportionate share of the loss was $0.3 million.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, an unconsolidated venture that holds an interest in a property on North Michigan Avenue modified its $73.5 million nonrecourse property mortgage loan. As part of the modification, the principal balance was reduced by $18.5 million and required a principal paydown of $17.5 million, the interest rate increased from 4.4% to 6.5%, and the maturity date was extended from February 2025 to December 2026. In addition, the venture, upon a sale or secured refinancing prior to maturity at an amount that exceeds $55.0 million (as adjusted pursuant to the modification agreement), may be subject to additional contingent payments to its lender of up to $17.5 million (“Contingent Payment”), which amortizes pursuant to the terms of the modification agreement on a straight-line basis over the remaining term of the loan. The modification was accounted for as a troubled debt restructuring pursuant to ASC 470, resulting in an initial gain of approximately $0.4 million, which was recognized within Equity in (losses) earnings of unconsolidated affiliates on the Company’s Consolidated Statements of Operations for the year ended December 31, 2023, and represented the excess of the original principal balance of the mortgage (prior to modification), over the maximum total future cash payments (inclusive of the Contingent Payment) under the new terms. Thus, all future cash payments under the terms of the payable, including the Contingent Payment, shall be accounted for as a reduction of the carrying amount of the mortgage, and no interest expense shall be recognized for any period between the modification and the revised maturity of the mortgage. As the Contingent Payment amortizes (and no transactions arise during the period that would require a payment as described above) the additional gain will be recognized within equity in earnings in the Company’s consolidated financial statements of which $5.5 million and $5.4 million were recognized for the years ended December 31, 2025 and 2024, respectively. Additionally, as part of the modification, the Operating Partnership provided a recourse guarantee equivalent to 50% of the unpaid outstanding principal balance of the mortgage.

Fees earned from and paid to Unconsolidated Affiliates

The Company earned fees for asset management, property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $4.0 million, $1.5 million, and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in Other revenues in the Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to the Company’s unaffiliated joint venture partners of $3.0 million, $5.1 million, and $4.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, for leasing commissions, development, management, construction and overhead fees.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$902,016	$1,016,229
Other assets	119,689	162,713
Total assets	$1,021,705	$1,178,942
Liabilities and partners’ equity:
Mortgage notes payable	$630,077	$815,045
Other liabilities	127,164	140,743
Partners’ equity	264,464	223,154
Total liabilities and partners’ equity	$1,021,705	$1,178,942

Company's share of accumulated equity	$127,079	$131,793
Basis differential	8,860	50,851
Deferred fees, net of portion related to the Company's interest	4,452	5,400
Amounts receivable/payable by the Company	1,366	446
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	141,757	188,490
Investments carried at cost	3,360	4,228
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	16,838	16,514
Investments in and advances to unconsolidated affiliates	$161,955	$209,232

	Year Ended December 31,
	2025	2024	2023
Combined and Condensed Statements of Operations
Total revenues	$119,632	$114,442	$108,425
Operating and other expenses	(41,387)	(41,001)	(35,488)
Interest expense	(41,922)	(40,998)	(40,864)
Depreciation and amortization	(49,753)	(43,183)	(42,212)
Gain on extinguishment of debt (a)	3,864	3,934	368
Impairment of real estate (c)	(1,030)	—	—
(Loss) gain on disposition of properties (b)	(3,480)	21,357	—
Net (loss) income attributable to unconsolidated affiliates	$(14,076)	$14,551	$(9,771)

Company’s share of equity in net (losses) earnings of unconsolidated affiliates	$(7,321)	$16,151	$(6,688)
Basis differential amortization	(392)	(973)	(989)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(7,713)	$15,178	$(7,677)

(a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the years ended December 31, 2025 and 2024.
(b)
Includes the loss on the sale of Eden Square for the year ended December 31, 2025. Includes the gain on sale of the Frederick Crossing property and the gain on the sale of the Paramus Plaza property for the year ended December 31, 2024.
(c)
The impairment charge for the year ended December 31, 2025 is related to the 650 Bald Hill Road property.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	December 31,	December 31,
(in thousands)	2025	2024
Other Assets, Net:
Lease intangibles, net (Note 6)	$128,239	$86,853
Derivative financial instruments (Note 8)	9,738	31,145
Deferred charges, net (A)	44,133	39,189
Accrued interest receivable (Note 3)	8,916	32,154
Prepaid expenses	17,327	15,448
Due from seller	1,768	2,343
Income taxes receivable	1,180	1,475
Deposits	5,774	12,074
Corporate assets, net	430	563
Other receivables	6,475	2,523
	$223,980	$223,767

(A) Deferred Charges, Net:
Deferred leasing and other costs	$94,957	$82,770
Deferred financing costs related to line of credit	13,939	13,889
	108,896	96,659
Accumulated amortization	(64,763)	(57,470)
Deferred charges, net	$44,133	$39,189

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$95,991	$77,534
Accounts payable and accrued expenses	88,139	68,354
Deferred income	34,102	39,351
Tenant security deposits, escrow and other	19,939	14,515
Lease liability - finance leases, net (Note 11)	32,112	31,374
Derivative financial instruments (Note 8)	3,196	1,598
	$273,479	$232,726

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Consolidated Balance Sheets and summarized as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$408,015	$(289,643)	118,372	$336,660	$(255,899)	$80,761
Above-market rent	32,608	(22,741)	9,867	26,432	(20,340)	6,092
	$440,623	$(312,384)	$128,239	$363,092	$(276,239)	$86,853

Amortizable Intangible Liabilities
Below-market rent	$(223,893)	$128,072	$(95,821)	$(196,239)	$118,933	$(77,306)
Above-market ground lease	(671)	501	(170)	(671)	443	(228)
	$(224,564)	$128,573	$(95,991)	$(196,910)	$119,376	$(77,534)

During the year ended December 31, 2025, the Company:

•
acquired in-place lease intangibles of $73.8 million, above-market rent of $6.5 million, and below-market rent of $30.3 million with weighted-average useful lives of 6.2, 4.8, and 11.9 years, respectively (Note 2);
•
recorded accelerated amortization related to in-place lease intangible assets of $1.9 million related to early tenant lease terminations, of which the Company’s share was $1.8 million.

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

Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense in the Consolidated Statements of Operations. Amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental revenue, respectively, in the Consolidated Statements of Operations. Amortization of above-market ground leases is recorded as a reduction to rent expense on the Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2025 is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2026	$8,078	$(31,784)	$58
2027	7,506	(23,784)	58
2028	7,372	(17,128)	54
2029	7,576	(11,872)	—
2030	7,366	(8,424)	—
Thereafter	48,056	(25,380)	—
Total	$85,954	$(118,372)	$170

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	December 31,	December 31,
	December 31, 2025	December 31, 2025	2025	2024
Mortgages Payable
REIT Portfolio	3.99% - 6.05%	Nov 2026 - Apr 2035	$227,684	$180,212
Fund II (a)	SOFR+1.90%	Aug 2028	137,500	137,485
Fund III			—	33,000
Fund IV (b)	5.62% - SOFR + 2.75%	Mar 2026 - Jun 2028	27,249	109,471
Fund V	SOFR+1.75% - SOFR+3.10%	Mar 2026 - Jun 2028	505,184	498,779
Net unamortized debt issuance costs			(4,599)	(5,459)
Unamortized premium			926	212
Total Mortgages Payable			$893,944	$953,700

Unsecured Notes Payable
Term Loans (c)	SOFR+1.20% - SOFR+1.40%	Apr 2028 - Jul 2030	$725,000	$475,000
Senior Notes	5.86% - 5.94%	Aug 2027 - Aug 2029	100,000	100,000
Fund IV Term Loan	SOFR+1.20%	Dec 2028	61,250	—
Net unamortized debt issuance costs			(6,788)	(5,434)
Total Unsecured Notes Payable			$879,462	$569,566

Unsecured Line of Credit
Revolving Credit Facility (c)	SOFR+1.25%	Apr 2028	$89,500	$14,000

Total Debt (d)(e)			$1,873,367	$1,547,947
Net unamortized debt issuance costs			(11,387)	(10,893)
Unamortized premium			926	212
Total Indebtedness			$1,862,906	$1,537,266

(a)
On August 6, 2025, Fund II refinanced its property mortgage loan to reduce the borrowing capacity from $198.0 million to $137.5 million. The Operating Partnership has guaranteed up to $20.0 million of principal payments associated with this property mortgage loan (Note 9).
(b)
Includes the outstanding balance on the Fund IV secured bridge facility of $36.2 million at December 31, 2024.
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of its Revolver and term loans at December 31, 2025 and 2024 (Note 8).
(d)
As of December 31, 2025 and December 31, 2024, the Company had $1,216.7 million and $852.0 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.98% to 4.50%.
(e)
Includes $32.2 million and $111.2 million as of December 31, 2025 and December 31, 2024, respectively, of variable-rate debt that is subject to interest cap agreements as of the periods presented. The effective fixed rate was 5.00%.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgages Payable

A portion of the Company’s variable-rate property mortgage debt has been effectively fixed through certain cash flow hedge transactions (Note 8).

At December 31, 2025 and December 31, 2024, the Company’s property mortgage loans were collateralized by 45 and 31 properties, respectively, as well as the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was in compliance with its debt covenants as of December 31, 2025.

REIT Portfolio

On January 23, 2025, the Company acquired an additional 48% economic ownership interest in the Renaissance Portfolio (Note 2). The properties were subject to existing mortgage indebtedness. At acquisition the property mortgage loans had an aggregate outstanding principal balance of $156.1 million, bore interest at the Secured Overnight Financing Rate (“SOFR”) + 2.65% and was scheduled to mature on November 6, 2026. The property mortgage loans were recorded at a fair value of approximately $156.1 million. On January 24, 2025, the venture modified the property mortgage loan to reduce the interest rate to SOFR + 1.55%. This reduction was achieved through a $54.1 million principal paydown, which was funded by the Company as a $57.1 million note receivable to the venture. The note bears interest at 9.11%, matures in November 2026, and has been eliminated in consolidation.

During the year ended December 31, 2025, the Company also repaid a $50.0 million property mortgage loan and made scheduled principal payments totaling $4.5 million.

During the year ended December 31, 2024, the Company (amounts represent balances at the time of transactions):

•
repaid a REIT Portfolio property mortgage loan totaling $7.3 million at maturity;
•
extended a REIT Portfolio property mortgage loan of $60.0 million (excluding principal reductions of $2.5 million); and
•
made scheduled principal payments totaling $4.3 million.

Investment Management

During the year ended December 31, 2025, the Company, through its Investment Management platform (amounts represent balances at the time of transactions):

•
repaid approximately $21.0 million of the outstanding balance on its Fund IV bridge facility using proceeds from the sale of a Fund IV property, and subsequently refinanced the loan to consolidate the remaining $15.2 million outstanding principal balance with a new supplemental loan as part of the unsecured Fund IV Term Loan;
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
•
repaid two consolidated Investment Management property mortgage loans of $79.0 million;
•
extended two Investment Management property mortgage loans of $60.2 million (excluding principal reductions of $1.2 million); and
•
made schedule principal repayments totaling $4.5 million.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
refinanced one Investment Management property mortgage loan of $41.0 million;
•
extended five Investment Management property mortgage loans totaling $174.0 million (excluding principal reductions of $2.0 million); and
•
made scheduled principal payments totaling $5.4 million.

Unsecured Notes Payable and Unsecured Line of Credit

Credit Facility

In the second quarter of 2025, the Operating Partnership and the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”) to amend the existing senior unsecured credit facility (the “Credit Facility”). The existing Credit Facility consisted of a $525.0 million unsecured revolving credit facility (the “Revolver”) and a $400.0 million unsecured term loan (the “Term Loan”) each maturing on April 15, 2028, with two six-month extension options.

The Amendment established a new $250.0 million five-year delayed draw term loan (the “$250.0 Million Term Loan”) and increased the accordion feature limit to $1.5 billion and reduced the borrowing rate on the entire Credit Facility by 10 basis points. The $250.0 Million Term Loan bears interest at a floating rate based on SOFR with margins based on leverage or credit rating and matures on May 29, 2030. At December 31, 2025, the $250.0 Million Term Loan bore interest at SOFR + 1.20%.

At December 31, 2025, the Term Loan had an outstanding balance of $400.0 million and bore interest at SOFR + 1.40%. Both the Term Loan and the $250.0 Million Term Loan were fully utilized, with no remaining borrowing capacity under either facility as of December 31, 2025.

Other Unsecured Term Loans

Excluding the Term Loan and the $250.0 Million Term Loan described above, which are part of the Credit Facility, the Operating Partnership also has a $75.0 million term loan (the “$75.0 Million Term Loan”), with TD Bank, N.A., as administrative agent. The $75.0 Million Term Loan is not part of the Credit Facility. During the third quarter of 2025, the $75.0 Million Term Loan was amended to extend the maturity date by one year to July 2030 and reduced the leverage and credit based floating SOFR rate. December 31, 2025, the $75.0 Million Term Loan bore interest at SOFR + 1.20%. The $75.0 Million Term Loan is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9).

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

Revolver

At December 31, 2025, the Revolver which is part of the Credit Facility discussed above, bore interest at SOFR + 1.25% and matures on April 15, 2028, subject to two six-month extension options. The outstanding balance and total available credit of the Revolver were $89.5 million and $435.5 million, respectively, as of December 31, 2025, reflecting no letters of credit outstanding. The outstanding balance and total available credit of the Revolver were $14.0 million and $511.0 million, respectively, at December 31, 2024, reflecting no letters of credit outstanding.

Fund IV Term Loan

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025, the Company, through Investment Management, entered into a Second Amended and Restated Loan Agreement related to its Fund IV Term Loan, which consolidated the existing $15.2 million loan and provided an additional $46.1 million supplemental borrowing, resulting in a total outstanding principal balance of $61.3 million. The amendment also released the previously pledged collateral properties and added the Operating Partnership as a co-borrower (Note 9). The loan bears interest at a rate equal to Term SOFR plus a margin that ranges from 1.20% to 1.80%, depending on the Company’s leverage ratio. At December 31, 2025, the loan bored interest at SOFR + 1.20% and had an outstanding balance of $61.3 million. The loan matures on December 9, 2028.

The Company was in compliance with its unsecured notes payable and unsecured line of credit debt covenant requirements as of December 31, 2025.

Scheduled Debt Principal Payments

The following table summarizes the scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Principal Repayments
2026	$292,287
2027	309,638
2028	845,235
2029	98,292
2030	326,850
Thereafter	1,065
1,873,367
Unamortized premium	926
Net unamortized debt issuance costs	(11,387)
Total indebtedness	$1,862,906

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of December 31, 2025. The Company has the option to extend the following debt maturities by up to twelve months, and for some an additional twelve months thereafter, including $188.0 contractually due in 2026, $252.4 million due in 2027, and $682.0 million due in 2028. Execution of these extension options is subject to customary conditions, and there can be no assurance that the Company will meet such conditions or elect to exercise the options.

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

Items Measured at Fair Value on a Recurring Basis

The Company’s recurring fair value measurements include marketable equity securities and derivative financial instruments. The valuation techniques and classifications are as follows:

Marketable Equity Securities — The Company held an investment in Albertsons common stock, which is traded on an active exchange and was classified as a Level 1 asset. This investment was included in Marketable securities on the Consolidated Balance Sheets at December 31, 2024.

Derivative Financial Instruments — The Company utilizes interest rate swaps and caps to manage interest rate risk on variable-rate debt. These derivatives are over-the-counter instruments valued using observable market inputs, such as interest rate curves, and are classified as Level 2. Derivative assets are included in Other assets, net, and derivative liabilities are included in Accounts payable and other liabilities on the Consolidated Balance Sheets. See “Derivative Financial Instruments,” below.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable equity securities	$—	$—	$—	$14,771	$—	$—
Derivative financial instruments	—	9,738	—	—	31,145	—
Liabilities
Derivative financial instruments	—	(3,196)	—	—	(1,598)	—

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

The Company did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the year ended December 31, 2025 and 2024.

Marketable Equity Securities

During the year ended December 31, 2025, the Company sold 752,112 shares of Albertsons, generating net proceeds of $14.5 million. During the year ended December 31, 2024, the Company sold 695,000 shares of Albertsons, generating net proceeds of $14.2 million. As of December 31, 2025, the Company no longer held any shares of Albertsons, having fully liquidated its position.

During the year ended December 31, 2025, 2024 and 2023, the Company recognized dividend income from marketable securities of $0.3 million, $0.5 million and $29.1 million, of which the Company’s share was $0.3 million, $0.5 million and $12.0 million, respectively. These amounts are included in Realized and unrealized holding gains (losses) on investments and other on the Company’s Consolidated Statements of Operations.

The following table represents the realized and unrealized gains (losses) on marketable securities included in Realized and unrealized holding gains (losses) on investments and other on the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Realized gain on marketable securities, net	$14,453	$14,188	4,636
Less: previously recognized unrealized gains on marketable securities sold during the period	(14,453)	(14,188)	(4,636)
Unrealized (losses) gains on marketable securities still held as of the end of the period and through the disposition date on marketable securities sold during the period	(317)	(4,324)	1,634
Realized and unrealized (losses) gains on marketable securities, net	$(317)	$(4,324)	$1,634

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis

Refer to Note 2 for fair value adjustments related to the acquisition of an additional 48% economic ownership interest in the Renaissance Portfolio.

Impairment Charges

Impairment charges for the year ended December 31, 2025 and 2024 are as follows (in thousands):

				Impairment Charge
Property Location	Segment	Triggering Event	Effective Date	Total	Acadia's Share

2025 Impairment Charges
New York, NY (a)	IM (Fund III)	Reduced holding period	Jun 30, 2025	$7,240	$1,777
New York, NY (b)	IM (Fund IV)	Reduced holding period	Jun 30, 2025	17,400	3,991
East Farmingdale, NY (c)	IM (Fund III)	Reduced holding period	Sep 30, 2025	12,570	3,085
Total 2025 Impairment Charges				$37,210	$8,853

2024 Impairment Charges
San Francisco, CA	IM (Fund IV)	Reduced holding period	Dec 31, 2024	$1,170	$242
Edwardsville, PA	REIT	Reduced projected operating income	Dec 31, 2024	508	508
Total 2024 Impairment Charges				$1,678	$750
(a)
As of June 30, 2025, the fair value of the Fund III property was based on the purchase and sale agreement, excluding selling costs. This property was sold in the third quarter of 2025 (Note 2).
(b)
As of June 30, 2025, the fair value of the Fund IV property was estimated using a discounted cash flow model with a discount rate of 9.25% and a capitalization rate of 8.25%, resulting in a Level 3 fair value of $28.6 million as of the June 30, 2025 measurement date. This property was sold in October 2025.
(c)
As of September 30, 2025, the fair value of the Fund III property was estimated using a discounted cash flow model with a discount rate of 10.00% and a capitalization rate of 7.00%, resulting in a Level 3 fair value of $21.3 million as of the September 30, 2025 measurement date.

During the year ended December 31, 2025 and 2024, the Company recognized an additional $0.7 million and $0.4 million, respectively, impairment charge for the declining fair value of the Company’s cost-method investment in Fifth Wall (Note 4), which is included in Realized and unrealized holding gains (losses) on investments and other, in the Company’s Consolidated Statement of Operations.

Redeemable Noncontrolling Interests

The Company has redeemable noncontrolling interests related to certain properties. The Company periodically evaluates redeemable noncontrolling interests to determine whether the maximum redemption value exceeds the carrying value. As of December 31, 2025, the Company recorded an adjustment of redeemable noncontrolling interest to its estimated redemption value. Refer to Note 10 for further discussion regarding these interests.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (information is as of December 31, 2025, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	December 31, 2025	December 31, 2024
REIT Portfolio
Interest Rate Swaps	$531,000	May 2022—Apr 2025	Apr 2026—Jul 2030	1.98%	—	3.23%	Other Assets	$9,531	$28,173
Interest Rate Swaps	377,000	Dec 2022—Aug 2025	Nov 2026—Apr 2030	3.35%	—	4.50%	Accounts payable and other liabilities	(2,140)	(1,316)
	$908,000							$7,391	$26,857
Investment Management
Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$199	$1,615

Fund III
Interest Rate Cap	$—						Other Assets	$—	$1

Fund IV
Interest Rate Cap	$—						Other Assets	$—	$2

Fund V
Interest Rate Swaps	$15,724	May 2023	May 2026	3.47%	—	3.47%	Other Assets	$8	$1,352
Interest Rate Swaps	242,949	Jan 2023—Aug 2025	Mar 2026—Feb 2028	3.36%	—	4.49%	Accounts payable and other liabilities	(1,056)	(282)
Interest Rate Cap	32,200	Sep 2025	Sep 2026	5.00%	—	5.00%	Other Assets	—	2
	$290,873							$(1,048)	$1,072

Total asset derivatives								$9,738	$31,145
Total liability derivatives								$(3,196)	$(1,598)

All of the Company’s derivative instruments are designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). As of December 31, 2025, it is estimated that approximately $6.2 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of December 31, 2025 and 2024, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the year ended December 31, 2025, the Company terminated three interest rate swaps with an aggregate notional value of $100.0 million. The associated loss remains in Accumulated other comprehensive income and will be reclassified from Accumulated other comprehensive income into earnings as interest expense over the period during which the hedged forecasted transaction affects earnings.

During the year ended December 31, 2024, the Company terminated four forward-starting interest rate swaps with an aggregate notional value of $125.0 million for cash payment of $3.0 million. The net derivative loss associated with the discontinued cash flow hedge continues to be reported in Accumulated other comprehensive income as the forecasted transaction is expected to occur within the originally specified time period. Such amounts will be reclassified from Accumulated other comprehensive income into earnings as interest expense over the period during which the hedged forecasted transaction affects earnings.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its debt funding and, from time to time, through the use of derivative financial instruments. The Company enters into derivative financial instruments to manage exposures that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

Other Financial Instruments

The carrying values and fair values of Company’s other financial assets and liabilities that are not measured at fair value on its Consolidated Balance Sheets are as follows as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		December 31, 2025		December 31, 2024
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$154,892	$157,325	$126,584	$127,485
City Point Loan (a)	3	34,821	35,346	66,741	68,204
Mortgage and Other Notes Payable (a, d)	3	897,616	894,607	958,947	954,276
Investment in non-traded equity securities (b)	3	3,307	3,307	4,073	4,073
Unsecured notes payable and Unsecured line of credit (c, e)	2	975,750	981,271	589,000	589,018

(a)
The Company estimates the fair value of financial instruments using a discounted cash flow model. This model incorporates assumptions such as current market rates and, where applicable, the credit quality of the borrower or tenant. In addition, the Company evaluates the value of the underlying collateral, considering factors such as collateral quality, borrower creditworthiness, time to maturity, and prevailing market conditions. These fair value estimates exclude unamortized discounts and deferred loan costs. As of the reporting date, the estimated market interest rates used in the valuation ranged from 3.24% to 12.72% for the Company’s notes receivable and City Point Loan, and 4.90% to 6.71% for the Company’s property mortgage loans and other notes payable, depending on the specific characteristics of each loan.
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
(d)
Carrying amounts exclude unamortized debt issuance costs of $4.6 million and $5.5 million and unamortized premiums of $0.9 million and $0.2 million as of December 31, 2025 and 2024 respectively.
(e)
Carrying amounts exclude unamortized debt issuance costs of $6.8 million and $5.4 million as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and December 31, 2024, the carrying amounts of the Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable, and certain financial instruments classified as Level 1 within other assets and other liabilities approximated their fair values. This approximation is due to the short-term nature and high liquidity of these instruments.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $22.5 million of a principal payment guarantees on a property mortgage loan (Note 7). As of December 31, 2025 and 2024, no amounts related to the guarantees were recorded as liabilities in the Company’s consolidated financial statements.

The Operating Partnership was jointly and severally liable for the obligations under the Fund IV Term Loan, which may result in a contingent obligation for the payment of principal, interest, and any other amounts due. As of December 31, 2025, the Company did not expect the Operating Partnership to make any payments under this arrangement. The outstanding balance of the facility was $61.3 million as of December 31, 2025 (Note 7).

As of December 31, 2025 and 2024, the Company had no REIT Portfolio or Investment Management letters of credit outstanding.

Additionally, in connection with the refinancing of the La Frontera Village (Note 4) property mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V acted as guarantor under the non-recourse carveout guaranty. At each of December 31, 2025 and 2024, $0.1 million and $0.2 million related to the guarantee was recorded as a liability in the Company’s Consolidated Balance Sheets, respectively.

Construction and Tenant Improvement Commitments

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $68.6 million and $97.4 million, of which the Company’s share is $64.8 million and $95.2 million as of December 31, 2025 and 2024, respectively.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $44.1 million and $41.4 million, as of December 31, 2025 and December 31, 2024, respectively. The Company’s share of these obligations is approximately $37.1 million and $32.3 million, as of December 31, 2025 and 2024, respectively. The timing and amounts of these payments are uncertain and are subject to the satisfaction of certain performance conditions.

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

On January 8, 2024, the Company completed an offering of 6,900,000 Common Shares (inclusive of 900,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional Common Shares) at a public offering price of $16.38 per share resulting in net proceeds of $113.0 million after deduction of offering expenses.

On October 2, 2024, the Company completed an offering of 5,750,000 Common Shares (inclusive of 750,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional Common Shares) at a public offering price of $22.89 per share resulting in net proceeds of $131.6 million after deduction of the underwriting discounts and expenses. These shares were subject to forward sales agreements, which required settlement by September 30, 2025. The Company did not initially receive any proceeds from the sale of Common Shares in the offering, which were sold to the underwriters by the forward purchasers of their respective affiliates. On October 16, 2024, the Company physically settled the forward sales agreements in exchange for total net proceeds of $131.6 million.

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs. In February 2025, the Company entered into its current $500.0 million ATM Program, which includes an optional “forward sale” component, and concurrently terminated its existing $400.0 million ATM program. As of December 31, 2025, $199.1 million remains available for future share issuance under the current program.

During the year ended December 31, 2025, the Company entered into forward sales agreements for 15,001,048 forward shares under its ATM Program at a weighted-average net offering price of $20.28. At December 31, 2025, the Company had 14,738,837 forward shares remaining to be settled under its ATM Program. All forward sales agreements require settlement within one-year of the various effective dates and are expected to result in net cash proceeds of approximately $295.5 million if the Company were to physically settle the shares. As of December 31, 2024, the Company had 10,910,488 forward shares remaining to be settled under its ATM Program. The Company did not issue any shares on a forward basis as of December 31, 2023.

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

In March 2025, the Company physically settled 11,172,699 shares under the ATM Program’s forward, and received net proceeds of $277.9 million.

Common Shares and Units

During the year ended December 31, 2025, the Company withheld 5,635 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income tax withholding obligations upon vesting. For the year ended December 31, 2025, the Company recognized $11.2 million of compensation expense in connection with Restricted Shares and Common OP Units (Note 13).

During the year ended December 31, 2024, the Company withheld 3,410 shares of its restricted Common Shares ("Restricted Shares") to pay the employees’ statutory minimum income tax withholding obligations upon vesting. For the year ended December 31, 2024, the Company recognized $9.4 million of compensation expense in connection with Restricted Shares and Common OP Units (Note 13).

Share Repurchase Program

In 2018, the Company’s board of trustees (the “Board”) approved a new share repurchase program, which authorizes management, at its discretion, to repurchase up to $200.0 million of its outstanding Common Shares. The program does not obligate the Company to repurchase any

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specific number of Common Shares and may be discontinued or extended at any time. The Company did not repurchase any shares during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, $122.5 million remains available under the share repurchase program.

Dividends and Distributions

During the year ended December 31, 2025, 2024, and 2023 the Company declared distributions of $0.80, $0.74 and $0.72 per Common Share/OP Unit, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at January 1, 2025	$85,730	$350,287	$436,017	$30,583
Distributions declared of $0.80 per Common OP Unit and distributions on Preferred OP Units	(6,559)	—	(6,559)	—
Net income (loss) for the year ended December 31, 2025	1,039	(52,384)	(51,345)	(5,562)
Conversion of 153,439 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,403)	—	(2,403)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(925)	(1,021)	(1,946)	—
Consolidation of previously unconsolidated investment	—	29,573	29,573	—
Reclassification of realized interest expense on swap agreements	(25)	(2,280)	(2,305)	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	3,431
Acquisition of noncontrolling interest	—	(105)	(105)	(8,232)
City Point Loan accrued interest	—	—	—	(11,112)
Noncontrolling interest contributions	—	18,784	18,784	10
Noncontrolling interest distributions	—	(40,665)	(40,665)	(5)
Employee Long-term Incentive Plan Unit Awards	11,393	—	11,393	—
Reallocation of noncontrolling interests (d)	4,232	—	4,232	—
Balance at December 31, 2025	$92,482	$302,189	$394,671	$9,113

Balance at January 1, 2024	$99,718	$346,582	$446,300	$50,339
Distributions declared of $0.74 per Common OP Unit and distributions on Preferred OP Units	(5,639)	—	(5,639)	—
Net income (loss) for the year ended December 31, 2024	1,409	(7,005)	(5,596)	(7,915)
Conversion of 1,084,851 Common OP Units and 59,865 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(20,929)	—	(20,929)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	501	7,564	8,065	—
Reclassification of realized interest expense on swap agreements	(156)	(11,221)	(11,377)	—
City Point Loan accrued interest	—	—	—	(11,825)
Noncontrolling interest contributions	—	51,118	51,118	—
Noncontrolling interest distributions	—	(36,751)	(36,751)	(16)
Employee Long-term Incentive Plan Unit Awards	11,519	—	11,519	—
Reallocation of noncontrolling interests (d)	(693)	—	(693)	—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance at December 31, 2024	$85,730	$350,287	$436,017	$30,583

Balance at January 1, 2023	$99,554	$389,810	$489,364	$67,664
Distributions declared of $0.72 per Common OP Unit and distributions on Preferred OP Units	(5,352)	—	(5,352)	—
Net income (loss) for the year ended December 31, 2023	1,785	(15,168)	(13,383)	(8,239)
Conversion of 151,257 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,521)	—	(2,521)	—
Other comprehensive income - unrealized (loss) gain on valuation of swap agreements	(613)	6,015	5,402	—
Reclassification of realized interest expense on swap agreements	(210)	(13,501)	(13,711)	—
City Point Loan	—	—	—	(796)
City Point Loan accrued interest	—	—	—	(9,350)
Noncontrolling interest contributions	—	59,612	59,612	1,110
Noncontrolling interest distributions	—	(80,186)	(80,186)	(50)
Employee and trustee stock compensation, net	11,064	—	11,064	—
Reallocation of noncontrolling interests (d)	(3,989)	—	(3,989)	—
Balance at December 31, 2023	$99,718	$346,582	$446,300	$50,339

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,285,342, 2,054,386, and 2,855,574 Common OP Units at December 31, 2025, 2024 and 2023, respectively; (ii) 188 Series A Preferred OP Units at December 31, 2025, 2024 and 2023; (iii) zero Series C Preferred OP Units at December 31, 2025, 66,519 at December 31, 2024 and 126,384 at December 31, 2023; and (iv) 5,230,810, 4,667,742, and 4,247,054 LTIP units at December 31, 2025, 2024 and 2023, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and eight other subsidiaries.
(c)
Redeemable noncontrolling interests comprise third-party interests that have been granted put rights, as further described below.
(d)
Adjustment reflects the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving changes in ownership.

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value after five years have passed (“Williamsburg NCI”). As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of December 31, 2025, the fair value of the Williamsburg NCI was zero.

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

Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan and accrued interest, net of a $0.5 million allowance for credit loss as of December 31, 2025, are presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a VIE for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest.

In connection with the City Point Loan, each investor has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fixed number of Common Shares of the Company on the trading day prior to the election, which began in August 2023 (“Redemption Value”). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as Redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets.

During the third quarter of 2025, two Fund II investors exercised their put rights related to their City Point NCI. Pursuant to the terms of the agreements, the Company redeemed the redeemable noncontrolling interests for total consideration of $56.0 million, which comprised the assumption of the redeeming partner’s portion of the City Point Loan and accrued interest balance of $48.0 million and a cash payment of $8.0 million. Following the redemption, the Company owns 80.0% of Fund II (Note 1). As the Company retained control of the subsidiary, the transaction was accounted for as an equity transaction with the difference between the carrying amount of the redeeming investor’s share of its redeemable noncontrolling interest of $56.3 million and the total consideration of the aforementioned $56.0 million recognized as a $0.3 million increase to Additional Paid-in Capital. No gain or loss was recognized in the Consolidated Statement of Operations.

The Company is required to periodically evaluate the maximum redemption amount of the City Point NCI interest and recognize an increase in the carrying value if the redemption value exceeds the carrying value at date of evaluation. The Company recognizes changes in the redemption price immediately as they occur. As of December 31, 2025, the Company recorded an adjustment of $3.3 million to adjust the carrying value of the City Point NCI to its redemption value. As the noncontrolling interests are redeemable at an amount other than fair value, the measurement adjustment of $3.3 million was reflected as a reduction of net income attributable to Acadia shareholders within its earnings per share (Note 15).

8833 Beverly Boulevard

In July 2023, the Company entered into a limited partnership agreement to own and operate the 8833 Beverly Boulevard property. Following the formation of the partnership, the Company retained a 97.0% controlling interest. At a future point in time, either party may elect a buy-out right, where either the Company may purchase the venture partner’s interest, or the venture partner may sell its 3.0% interest in the partnership (the “8833 Beverly NCI”) to the Company for fair value. As a result of these redemption rights, the 8833 Beverly NCI was initially recorded at fair value. As of December 31, 2025, the Company recorded an adjustment of $0.1 million to adjust the carrying value of the NCI to its redemption value. As this interest is redeemable at fair value, the adjustment to redemption value was recognized as an adjustment to Additional Paid-in Capital and had no impact on consolidated Net (loss) income, or Net income attributable to Acadia shareholders in the Company’s Consolidated Statements of Operations.

Preferred OP Units

During 2016, the Operating Partnership issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to a third party in connection with the acquisition of Gotham Plaza (Note 4). The Series C Preferred OP Units had a stated value of $100.00 per unit, were entitled to a preferred quarterly distribution of $0.9375 per unit, and were convertible into Common OP Units based on the share price at the time of conversion. If the share price was below $28.80 on the conversion date, each Series C Preferred OP Unit would be convertible into 3.4722 Common OP Units. If the share price was between $28.80 and $35.20 on the conversion date, each Series C Preferred OP Unit would be convertible into a number of Common OP Units equal to $100.00 divided by the closing share price. If the share price was above $35.20 on the conversion date, each Series C Preferred OP Unit would be convertible into 2.8409 Common OP Units. The Series C Preferred OP Units had a mandatory conversion date of December 31, 2025. As of that date, the remaining 66,519 outstanding Series C Preferred Units were fully redeemed through mandatory conversion, resulting in the issuance of 230,967 Common OP Units. No Series C Preferred OP Units remained outstanding as of December 31, 2025.

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through December 31, 2025, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Leases

As Lessor

The Company’s primary source of revenue is derived from lease agreements related to its portfolio of shopping centers and other retail properties. As of December 31, 2025, the Company was party to approximately 1,400 leases, which include both properties owned directly and those operated under long-term ground leases. These lease agreements have contractual terms that extend through February 2, 2084, and many include tenant renewal options. Certain leases also provide tenants with early termination rights.

Lease terms generally range from one month to sixty years. In addition to fixed base rent, many leases include provisions for variable lease payments, such as reimbursements for operating expenses and rent based on a percentage of the tenant’s sales volume.

The following table presents the components of rental revenue, disaggregated into fixed and variable lease income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed lease revenue	$325,210	$282,492	$269,648
Variable lease revenue	76,926	67,038	63,396
Total rental revenue	$402,136	$349,530	$333,044

The following table summarizes the Company’s scheduled future minimum rental revenues under non-cancelable tenant leases with remaining terms greater than one year, as of December 31, 2025. These amounts assume no new or renegotiated leases or exercise of renewal options not deemed reasonably certain (in thousands):

Year Ending December 31,	Minimum Rental Revenues
2026	$300,234
2027	292,864
2028	262,319
2029	225,001
2030	188,301
Thereafter	697,823
Total	$1,966,542

During the first quarter of 2025, the Company recognized $8.4 million as rental and termination income related to a lease termination at City Center, a REIT Portfolio property, which is included in Other revenue on the Company’s Consolidated statements of operations.

During the years ended December 31, 2025, 2024 and 2023, no single tenant or property collectively comprised more than 10% of the Company’s total revenues.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s scheduled future minimum rental payments under non-cancelable leases as of December 31, 2025 (in thousands):

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2026	$5,605	$1,346
2027	4,849	1,350
2028	4,646	1,396
2029	4,121	1,415
2030	4,077	1,495
Thereafter	8,989	153,824
	32,287	160,826
Interest	(6,315)	(128,714)
Total	$25,972	$32,112

(a)
Minimum rental payments include $6.3 million of interest related to operating leases and $128.7 million related to finance leases. These amounts exclude lease renewal options that are not reasonably certain to be exercised.

The following table summarizes additional lease cost information for the Company’s lessee arrangements (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$1,495	$1,338	$1,244
Interest on lease liabilities	2,060	2,061	1,239
Subtotal	3,555	3,399	2,483
Operating lease cost	5,423	5,265	5,291
Variable lease cost	410	276	228
Total lease cost	$9,388	$8,940	$8,002

Cash Paid
Payments of operating lease obligations - operating activities	$5,466	$5,438	$5,386
Payments of interest on finance lease obligations - operating activities	1,881	2,061	$1,239
Payments of finance lease obligations - financing activities	738	2,437	100

	As of December 31,
	2025	2024	2023
Other Information
Weighted-average remaining lease term - finance leases (years)	56.3	56.8	58.3
Weighted-average remaining lease term - operating leases (years)	8.1	8.7	9.7
Weighted-average discount rate - finance leases	6.5%	6.5%	6.5%
Weighted-average discount rate - operating leases	5.1%	5.1%	5.1%

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025, the Company entered into a new corporate office lease and recorded a right-of-use-asset – finance lease of $2.1 million and corresponding lease liability related to the operating lease. The lease liability was measured using the Company’s incremental borrowing rate at lease commencement.

During the year ended December 31, 2024, the Company acquired a master lease as part of the acquisition of the Bleecker Street Portfolio and recorded a right-of-use-asset – finance lease of $2.7 million and a lease liability – finance lease of $1.1 million as the lease term was for a major part of the economic life of the underlying asset.

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

Fees earned by the Company as the general partner or managing member through consolidated Investment Management entities are eliminated in the Company’s consolidated financial statements and are not presented in the Company’s segments.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present selected financial information for each reportable segment (in thousands):

	As of or for the Year Ended December 31, 2025
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$239,206	$162,930	$—	$—	$402,136
Other revenue	2,923	5,698	—	—	8,621
Depreciation and amortization	(91,787)	(65,670)	—	—	(157,457)
Property operating expenses	(34,786)	(36,641)	—	—	(71,427)
Real estate taxes	(34,048)	(18,040)	—	—	(52,088)
General and administrative expenses	—	—	—	(45,664)	(45,664)
Impairment charges	—	(37,210)	—	—	(37,210)
Gain (loss) on disposition of properties	2,756	(241)	—	—	2,515
Operating income	84,264	10,826	—	(45,664)	49,426
Interest income	—	—	23,717	—	23,717
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	2,190	(9,903)	—	—	(7,713)
Interest expense	(41,057)	(54,254)	—	—	(95,311)
Loss on change in control	(9,622)	—	—	—	(9,622)
Realized and unrealized holding (losses) gains on investments and other	(770)	—	674	—	(96)
Income tax provision	—	—	—	(412)	(412)
Net income (loss)	35,005	(53,331)	24,391	(46,076)	(40,011)
Net loss attributable to redeemable noncontrolling interests	—	5,562	—	—	5,562
Net (income) loss attributable to noncontrolling interests	(162)	51,507	—	—	51,345
Net income attributable to Acadia shareholders	$34,843	$3,738	$24,391	$(46,076)	$16,896

Real estate at cost (a)	$3,336,228	$1,833,174	$—	$—	$5,169,402
Total Assets (a)	$3,161,196	$1,521,064	$154,892	$—	$4,837,152
Cash paid for acquisition of real estate	$276,852	$130,055	$—	$—	$406,907
Cash paid for development and property improvement costs	$101,101	$23,810	$—	$—	$124,911

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2024
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$193,581	$155,949	$—	$—	$349,530
Other revenue	6,829	3,330	—	—	10,159
Depreciation and amortization	(73,460)	(65,450)	—	—	(138,910)
Property operating expenses	(32,439)	(33,561)	—	—	(66,000)
Real estate taxes	(29,648)	(16,401)	—	—	(46,049)
General and administrative expenses	—	—	—	(40,559)	(40,559)
Impairment charges	(508)	(1,170)	—	—	(1,678)
(Loss) gain on disposition of properties	(2,213)	1,379	—	—	(834)
Operating income (loss)	62,142	44,076	—	(40,559)	65,659
Interest income	—	—	25,085	—	25,085
Equity in earnings of unconsolidated affiliates inclusive of gains on disposition of properties	4,771	10,407	—	—	15,178
Interest expense	(36,898)	(55,659)	—	—	(92,557)
Realized and unrealized holding losses on investments and other	(4,064)	—	(950)	—	(5,014)
Income tax provision	—	—	—	(212)	(212)
Net income (loss)	25,951	(1,176)	24,135	(40,771)	8,139
Net loss attributable to redeemable noncontrolling interests	—	7,915	—	—	7,915
Net (income) loss attributable to noncontrolling interests	(1,629)	7,225	—	—	5,596
Net income (loss) attributable to Acadia shareholders	$24,322	$13,964	$24,135	$(40,771)	$21,650

Real estate at cost (a)	$2,783,801	$1,815,814	$—	$—	$4,599,615
Total Assets (a)	$2,675,808	$1,568,811	$126,584	$—	$4,371,203
Cash paid for acquisition of real estate	$131,978	$29,555	$—	$—	$161,533
Cash paid for development and property improvement costs	$50,676	$29,574	$—	$—	$80,250

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the Year Ended December 31, 2023
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$200,842	$132,202	$—	$—	$333,044
Other revenue	2,703	2,945	—	—	5,648
Depreciation and amortization	(76,642)	(59,342)	—	—	(135,984)
Property operating expenses	(32,471)	(29,355)	—	—	(61,826)
Real estate taxes	(31,911)	(14,739)	—	—	(46,650)
General and administrative expenses	—	—	—	(41,470)	(41,470)
Impairment charges	—	(3,686)	—	—	(3,686)
Operating income (loss)	62,521	28,025	—	(41,470)	49,076
Interest income	—	—	19,993	—	19,993
Equity in earnings (losses) of unconsolidated affiliates inclusive of gains on disposition of properties	2,734	(10,411)	—	—	(7,677)
Interest expense	(44,521)	(48,732)	—	—	(93,253)
Realized and unrealized holding gains (losses) on investments and other	5,756	24,995	(338)	—	30,413
Income tax provision	—	—	—	(301)	(301)
Net income (loss)	26,490	(6,123)	19,655	(41,771)	(1,749)
Net loss attributable to redeemable noncontrolling interests	—	8,239	—	—	8,239
Net loss (income) attributable to noncontrolling interests	(1,937)	15,320	—	—	13,383
Net income (loss) attributable to Acadia shareholders	$24,553	$17,436	$19,655	$(41,771)	$19,873

Real estate at cost	$2,646,831	$1,788,688	$—	$—	$4,435,519
Total Assets	$2,566,450	$1,599,755	$124,949	$—	$4,291,154
Cash paid for acquisition of real estate and leasehold interest	$—	$126,545	$—	$—	$126,545
Cash paid for development and property improvement costs	$44,428	$25,112	$—	$—	$69,540

(a)
Total assets for the Investment Management segment include $526.7 million, $515.2 million, and $555.8 million related to Fund II’s City Point property at December 31, 2025, 2024, and 2023, respectively.

13. Share Incentive and Other Compensation

Share Incentive Plan

The Amended and Restated 2020 Share Incentive Plan (the Amended and Restated 2020 Plan”), as approved by the Board and the Company’s shareholders, authorizes the issuance of up to 3,883,564 Common Shares. The Amended and Restated 2020 Plan allows for the issuance of options, Restricted Shares, LTIP Units, and other securities (collectively, the “Awards”) to, among others, the Company’s officers, trustees, and employees. As of December 31, 2025, a total of 2,301,128 Common shares remained available for issuance under the Amended and Restated 2020 Plan.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units is presented below:

Unvested Restricted Shares and LTIP Units	Common Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested as of January 1, 2023	92,735	$17.31	1,465,398	$18.59
Granted	70,629	14.11	780,193	15.00
Vested	(41,268)	19.09	(354,343)	20.35
Forfeited	(8,187)	21.07	(92,589)	30.78
Unvested as of December 31, 2023	113,909	$14.41	1,798,659	$16.03
Granted	49,756	17.06	766,508	16.19
Vested	(55,947)	17.20	(448,598)	18.77
Forfeited	(1,537)	17.24	(62,502)	26.47
Unvested as of December 31, 2024	106,181	14.14	2,054,067	15.17
Granted	41,492	22.35	719,318	21.23
Vested	(45,226)	17.06	(633,207)	15.68
Forfeited	(1,146)	16.76	(3,516)	15.92
Unvested as of December 31, 2025	101,301	$16.17	2,136,662	$17.06

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2025, 2024 and 2023 were $21.29, $16.24 and $14.93, respectively. As of December 31, 2025, there was $20.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of Restricted Shares that vested was $0.7 million, $1.0 million and $0.8 million for each of the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the years ended December 31, 2025, 2024, and 2023 was $9.9 million, $8.4 million and $7.2 million, respectively.

Restricted Shares and LTIP Units - Employees

During the year ended December 31, 2025, the Company issued 605,550 LTIP Units and 23,130 restricted share units (“Restricted Share Units”) and to employees of the Company pursuant to the Amended and Restated 2020 Plan. Certain of these equity awards were granted in performance-based Restricted Share Units or LTIP Units with market conditions as described below (“Performance Shares”). These awards were measured at their fair value on the grant date, incorporating the following factors:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For valuation of the 2025, 2024 and 2023 Performance Shares, a Monte Carlo simulation was used to estimate the fair values of the relative TSR portion based on probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. The assumptions include volatility (29.0%, 43.0% and 48.0%) and risk-free interest rates of (4.4%, 4.8% and 4.3%) for 2025, 2024 and 2023, respectively. The total fair value of the 2025, 2024 and 2023 Performance Shares will be expensed on a graded vesting basis over the vesting period of the award.

The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $14.7 million, $12.2 million and $11.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $11.2 million, $9.4 million, and $9.2 million for the years ended December 31, 2025, 2024, and 2023, respectively and is recorded in General and administrative in the Consolidated Statements of Operations.

Restricted Shares and LTIP Units - Board of Trustees

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the year ended December 31, 2025, the Company issued 38,708 LTIP Units and 18,202 Restricted Share Units issued to Trustees of the Company. The Restricted Share Units do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $1.5 million, $1.6 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded in General and administrative in the Consolidated Statements of Operations.

Long-Term Investment Alignment Program

In 2009, the Company adopted the Long-Term Investment Alignment Program (as amended from time to time, the “Program”). Under the Program, the Company may grant awards to employees, that generally entitle them to receive up to 25% of any potential future Promote payments to the Operating Partnership from the Funds and joint ventures under the Investment Management platform. The Company has granted such awards to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership, 23.1% of the potential Promote payments from Fund IV to the Operating Partnership and 24.4% of the potential Promote payments from Fund V to the Operating Partnership. Payments to senior executives under the Program require further approval by the Compensation Committee at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized for each reporting period during which approval is granted by the Compensation Committee.

For the year ended December 31, 2025, the Company recognized $0.1 million of compensation expense under the Program related to Fund III. The Company did not recognize any compensation expense under the Program for the year ended December 31, 2024 and recognized $0.2 million of compensation expense under the Program for the year ended December 31, 2023, related to Funds III and V.

Other Plans

On a combined basis, the Company incurred a total of $0.5 million, $0.5 million, and $0.5 million of compensation expense related to the following employee benefit plans for the years ended December 31, 2025, 2024 and 2023, respectively:

Employee Share Purchase Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company to purchase Common Shares through payroll deductions for a maximum aggregate issuance of 200,000 Common Shares. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more than $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. A total of 13,237 and 13,725 Common Shares were purchased by employees under the Purchase Plan for the years ended December 31, 2025 and 2024, respectively, and 148,504 shares remained available to be issued under the Purchase Plan.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2025, 2024 and 2023, no U.S. federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS’s is subject to federal, state and local income taxes. For taxable years beginning after December 31, 2025, no more than 25% of the value of our total assets may consist of the securities of one or more TRS.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local jurisdictions, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2025, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2021 and forward.

Reconciliation of Net Income to Taxable Income

Reconciliation of GAAP net income attributable to Acadia shareholders to taxable income (loss) is as follows (unaudited):

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income attributable to Acadia shareholders	$16,896	$21,650	$19,873
Deferred rental and other income (loss) income (a)	(5,302)	2,810	351
Book/tax difference - depreciation and amortization (a)	56,145	43,081	22,353
Straight-line rent and above- and below-market rent adjustments (a)	(10,406)	(9,381)	(12,484)
Book/tax differences - equity-based compensation	10,796	9,079	7,519
Joint venture equity in earnings, net and other investments (a)	32,028	12,369	33,522
Impairment charges and reserves	7,978	1,700	524
Acquisition costs (a)	—	10,220	9
Gain on disposition of properties and investments	4,785	3,925	1,800
Book adjustment marketable securities	(3,982)	(18,512)	(4,813)
Book/tax differences - miscellaneous	297	(208)	2,355
Taxable income	$109,235	$76,733	$71,009
Dividends/Distributions declared (b)	$101,335	$81,892	$68,612

(a)
Adjustments from certain subsidiaries and affiliates, which are consolidated for financial reporting but not for tax reporting, are included in the reconciliation item “Joint venture equity in earnings, net and other investments.”
(b)
The entire fourth quarter 2025 dividend of $26.2 million (paid in January 2026) was attributed to 2026. Any additional distributions required for REIT qualification may be made through October 15, 2026. The entire fourth quarter 2024 dividend of $22.7 million (paid in January 2025) was attributed to 2025. The entire fourth quarter 2023 dividend of $17.2 million (paid in January 2024) was attributed to 2024 (Note 10).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Characterization of Distributions

The Company has determined that the cash distributed to the shareholders for the periods presented is characterized as follows for federal income tax purposes:

	Year Ended December 31,
	2025		2024		2023
	Per Share	%	Per Share	%	Per Share	%
Ordinary income - Section 199A	$0.669	85%	$0.679	93%	$0.583	81%
Qualified dividend	0.002	0%	0.007	1%	0.115	16%
Capital gain	0.119	15%	0.044	6%	0.022	3%
Total (a)	$0.790	100%	$0.730	100%	$0.720	100%

(a)
The fourth quarter 2025 regular dividend was $0.20 per Common Share, all of which is allocable to 2026. The fourth quarter 2024 regular dividend was $0.19 per Common Share, all of which is allocable to 2025. The fourth quarter 2023 regular dividend was $0.18 per Common Share, all of which is allocable to 2024.

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income (loss) and provision for income taxes associated with the TRS for the periods presented are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

TRS loss before income taxes	$(6,468)	$(2,987)	$(3,768)
Provision for income taxes:
Federal	—	—	—
State and local	—	—	—
TRS net loss before noncontrolling interests	(6,468)	(2,987)	(3,768)
Noncontrolling interests	—	—	—
TRS net loss	$(6,468)	$(2,987)	$(3,768)

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes as follows. Amounts are not adjusted for temporary book/tax differences (in thousands):

	Year Ended December 31,
	2025	2024	2023

Federal tax benefit at statutory tax rate	$(1,250)	$(577)	$(791)
TRS state and local taxes, net of Federal benefit	(517)	(239)	(238)
Tax effect of:
Permanent differences, net	898	617	246
Adjustment to deferred tax reserve	1,678	633	(8)
Other	(809)	(436)	791
REIT state and local income and franchise taxes	412	214	301
Total provision for income taxes	$412	$212	$301

As of December 31, 2025, and 2024, the Company’s deferred tax assets were $1.6 million and $0.6 million respectively, and related primarily to net operating loss carryforwards of $6.4 million and $2.9 million, respectively, which expire beginning in year 2031. These amounts were fully offset by valuation allowances, as the Company determined that it was not more likely than not that the deferred tax assets would be realized.

Under GAAP, deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the years ended December 31, 2025, 2024, and 2023, the Company determined that the realization of its deferred tax assets was not likely and, as a result, recorded a charge to its valuation allowance of $1.6 million, $0.6 million, and $0.0 million, respectively. The total valuation allowance had a balance of $6.5 million and $4.9 million as of December 31, 2025 and 2024, respectively.

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

The effect of the conversion of Common OP Units is excluded from the computation of both basic and diluted earnings per share. These units are exchangeable for Common Shares on a one-for-one basis, and the income attributable to such units is allocated on this same basis. This income is reflected as noncontrolling interests in the Company’s consolidated financial statements. As a result, the assumed conversion of Common OP Units would have no net impact on the determination of diluted earnings per share and is therefore excluded.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Numerator:
Net income attributable to Acadia shareholders	$16,896	$21,650	$19,873
Less: adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	(3,316)	—	—
Less: net income attributable to participating securities	(1,357)	(1,189)	(978)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$12,223	$20,461	$18,895

Denominator:
Weighted average shares for basic earnings per share	128,624,632	108,226,767	95,283,752
Effect of dilutive securities:
Assumed settlement of forward sales agreements (Note 10)	38,389	31,095	—
Denominator for diluted earnings per share	128,663,021	108,257,862	95,283,752

Basic earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.10	$0.19	$0.20
Diluted earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.10	$0.19	$0.20

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067

Series C Preferred OP Units	—	66,519	126,384
Series C Preferred OP Units - Common share equivalent	—	230,967	438,831
Restricted shares	79,358	81,175	90,006

16. Variable Interest Entities

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company consolidates certain VIEs in which it has determined it is the primary beneficiary. As of December 31, 2025 and 2024, the Company had identified nine consolidated VIEs, including the Operating Partnership and the Funds.

Excluding the Operating Partnership and the Funds at December 31, 2025 and 2024, Company’s consolidated VIEs include 20 REIT Portfolio operating properties: the Williamsburg Portfolio, 239 Greenwich Avenue, 8833 Beverly Boulevard, and the Renaissance Portfolio.

The Operating Partnership is considered a VIE because the limited partners lack substantive kick-out or participating rights. The Company is deemed the primary beneficiary of each consolidated VIE because it: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb the losses or right to receive benefits that could potentially be significant to the VIE. The interest of third parties in these consolidated VIEs are presented as noncontrolling interests or redeemable noncontrolling interests in the accompanying consolidated financial statements and in Note 10.

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

Since the Company conducts its business through the Operating Partnership and substantially all of its assets and liabilities are held by the Operating Partnership, the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, primarily reflect the assets and liabilities of the Operating Partnership, including those of its consolidated VIEs. The following table presents the assets and liabilities of the consolidated VIEs included in the Consolidated Balance sheets (in thousands):

(in thousands)	December 31, 2025	December 31, 2024
VIE ASSETS
Operating real estate, net	$1,768,555	$1,640,071
Real estate under development	—	31,514
Investments in and advances to unconsolidated affiliates	53,255	74,361
Other assets, net	78,266	79,381
Right-of-use assets - operating leases, net	1,539	1,978
Cash and cash equivalents	30,429	15,934
Restricted cash	6,517	11,013
Rents receivable, net	29,324	27,317
Total VIE assets (a)	$1,967,885	$1,881,569

VIE LIABILITIES
Mortgage and other notes payable, net	$793,840	$799,734
Unsecured notes payable, net	61,250	—
Accounts payable and other liabilities	125,586	120,088
Lease liability - operating leases, net	1,604	2,077
Total VIE liabilities (a)	$982,280	$921,899
(a)
At December 31, 2025 and December 31, 2024, total VIE assets of $593.1 million and $705.6 million, respectively, and total VIE liabilities of $164.8 million and $235.1 million, respectively, include third-party mortgage debt collateralized by the real estate assets of City Point, a Fund II property, of which $22.5 million is guaranteed by the Operating Partnership (Note 9). The Operating Partnership is also joint and severally liable for the outstanding balance of the Fund IV Term Loan, which had a balance of $61.3 million as of December 31, 2025 (Note 7, Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and serve as collateral under the respective property mortgage loans. These assets are restricted and may only be used to settle the corresponding obligations of the VIEs. Similarly, the remaining VIE liabilities are obligations of these consolidated VIEs and do not have recourse to the Operating Partnership or the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025 and 2024, the Company had interests in two unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company’s involvement in these entities consists of direct and indirect equity interests and contractual fee arrangements. These investments are accounted for under the equity method of accounting (Note 4). The Company’s maximum exposure to loss in these unconsolidated VIEs is limited to: (i) the carrying amount of its equity investment, and (ii) any debt guarantees provided (Note 9). The Company’s investment in the assets of these unconsolidated VIEs was $42.6 million and $44.2 million at December 31, 2025 and 2024, respectively. The Company’s share of the liabilities of these unconsolidated VIEs was $38.9 million and $39.1 million at December 31, 2025 and 2024, respectively.

The Company also holds a preferred equity investment in a VIE that is structured with characteristics that are substantially similar to a debt instrument and is accounted for as a note receivable. The Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance, and therefore does not consolidate the VIE. As of December 31, 2025, the carrying value of the investment was $82.9 million, which represents the Company’s maximum exposure to loss related to this VIE.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

In January 2026, the Company, through its Investment Management platform, acquired a 20% ownership interest in a real estate venture for $21.0 million. The venture purchased a retail shopping center located in Queens, New York for a purchase price of $424.4 million. In connection with the acquisition, the venture entered into a $277.0 million property mortgage loan at closing. The Company also provided a $41.7 million preferred equity investment to the venture, which was structured as preferred equity.

In January 2026, the Company acquired two REIT Portfolio properties, 1045 and 1165 Madison Avenue, in Manhattan, NY for an aggregate purchase price of $20.8 million.

In January 2026, the Company disposed of Landstown Commons, a consolidated Fund V Investment Management property, in Virginia Beach, VA for a sales price of $102.0 million.

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2025
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
REIT Portfolio:
Crescent Plaza Brockton, MA	—	1,147	$7,425	$5,178	$1,147	$12,603	$13,750	$10,576	1993	(a)	40 years
New Loudon Center Latham, NY	—	505	4,161	17,842	505	22,003	22,508	19,188	1993	(a)	40 years
Mark Plaza Edwardsville, PA	—	—	3,396	(174)	—	3,222	3,222	3,220	1993	(c)	40 years
Plaza 422 Lebanon, PA	—	190	3,004	2,943	190	5,947	6,137	5,480	1993	(c)	40 years
Route 6 Mall Honesdale, PA	—	1,664	—	20,946	1,664	20,946	22,610	13,651	1994	(c)	40 years
Abington Towne Center Abington, PA	—	799	3,197	5,630	799	8,827	9,626	5,743	1998	(a)	40 years
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	30,209	3,207	43,983	47,190	32,366	1998	(a)	40 years
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	23,215	3,798	35,657	39,455	25,327	1998	(a)	40 years
Merrillville Plaza Hobart, IN	—	4,288	17,152	14,991	4,288	32,143	36,431	20,230	1998	(a)	40 years
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	7,502	2,577	17,792	20,369	11,810	1998	(a)	40 years
239 Greenwich Avenue Greenwich, CT	25,820	1,817	15,846	4,446	1,817	20,292	22,109	11,955	1998	(a)	40 years
Hobson West Plaza Naperville, IL	—	1,793	7,172	6,083	1,793	13,255	15,048	9,021	1998	(a)	40 years
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	6,122	3,229	19,039	22,268	13,739	1998	(a)	40 years
Town Line Plaza Rocky Hill, CT	—	878	3,510	9,055	907	12,536	13,443	10,330	1998	(a)	40 years
Branch Shopping Center Smithtown, NY	—	3,156	12,545	22,897	3,401	35,197	38,598	23,995	1998	(a)	40 years
Methuen Shopping Center Methuen, MA	—	956	3,826	2,231	961	6,052	7,013	4,029	1998	(a)	40 years
The Gateway Shopping Center South Burlington, VT	—	1,273	5,091	14,093	1,273	19,184	20,457	13,913	1999	(a)	40 years
Brandywine Holdings Wilmington, DE	—	5,063	15,252	3,939	5,201	19,053	24,254	10,353	2003	(a)	40 years
Bartow Avenue Bronx, NY	—	1,691	5,803	2,585	1,691	8,388	10,079	4,551	2005	(c)	40 years
Amboy Road Staten Island, NY	—	—	11,909	3,773	—	15,682	15,682	13,109	2005	(a)	40 years
Chestnut Hill Philadelphia, PA	—	8,289	5,691	5,553	8,289	11,244	19,533	7,228	2006	(a)	40 years
2914 Third Avenue Bronx, NY	—	11,108	8,038	5,715	11,855	13,006	24,861	5,678	2006	(a)	40 years
West Shore Expressway Staten Island, NY	—	3,380	13,499	124	3,380	13,623	17,003	6,944	2007	(a)	40 years
West 54th Street Manhattan, NY	—	16,699	18,704	1,713	16,699	20,417	37,116	10,071	2007	(a)	40 years
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	8,437	3,048	15,718	18,766	9,673	2008	(a)	40 years
651-671 W Diversey Chicago, IL	—	8,576	17,256	732	8,576	17,988	26,564	6,417	2011	(a)	40 years
15 Mercer Street Manhattan, NY	—	1,887	2,483	690	1,887	3,173	5,060	971	2011	(a)	40 years
4401 White Plains Bronx, NY	—	1,581	5,054	1	1,581	5,055	6,636	1,811	2011	(a)	40 years
56 E. Walton Chicago, IL	—	994	6,126	3,428	994	9,554	10,548	2,176	2011	(a)	40 years
841 W. Armitage Chicago, IL	—	728	1,989	530	728	2,519	3,247	1,154	2011	(a)	40 years
2731 N. Clark Chicago, IL	—	557	1,839	1,138	557	2,977	3,534	749	2011	(a)	40 years
2140 N. Clybourn Chicago, IL	—	306	788	112	306	900	1,206	317	2011	(a)	40 years
853 W. Armitage Chicago, IL	—	557	1,946	509	557	2,455	3,012	1,194	2011	(a)	40 years
2299 N. Clybourn Avenue Chicago, IL	—	177	484	1	177	485	662	174	2011	(a)	40 years
843-45 W. Armitage Chicago, IL	—	731	2,730	342	731	3,072	3,803	1,144	2012	(a)	40 years
1525 W. Belmont Avenue Chicago, IL	—	1,480	3,338	902	1,480	4,240	5,720	1,870	2012	(a)	40 years
2206-08 N. Halsted Chicago, IL	—	1,183	3,540	815	1,183	4,355	5,538	1,620	2012	(a)	40 years
2633 N. Halsted Chicago, IL	—	960	4,096	402	998	4,460	5,458	1,583	2012	(a)	40 years
50-54 E. Walton Chicago, IL	—	2,848	12,694	3,979	2,848	16,673	19,521	4,810	2012	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2025
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
662 W. Diversey Chicago, IL	—	1,713	1,603	465	1,713	2,068	3,781	549	2012	(a)	40 years
837 W. Armitage Chicago, IL	—	780	1,758	304	780	2,062	2,842	722	2012	(a)	40 years
823 W. Armitage Chicago, IL	—	717	1,149	213	717	1,362	2,079	442	2012	(a)	40 years
851 W. Armitage Chicago, IL	—	545	209	140	545	349	894	207	2012	(a)	40 years
1240 W. Belmont Avenue Chicago, IL	—	2,137	1,589	1,358	2,137	2,947	5,084	1,297	2012	(a)	40 years
21 E. Chestnut Chicago, IL	—	1,318	8,468	815	1,318	9,283	10,601	3,276	2012	(a)	40 years
819 W. Armitage Chicago, IL	—	790	1,266	691	790	1,957	2,747	710	2012	(a)	40 years
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	353	2,110	1,659	3,769	753	2012	(a)	40 years
Rhode Island Place Shopping Center Washington, D.C.	—	7,458	15,968	2,985	7,458	18,953	26,411	7,837	2012	(a)	40 years
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	5,014	2012	(a)	40 years
28 Jericho Turnpike Westbury, NY	—	6,220	24,416	64	6,220	24,480	30,700	8,710	2012	(a)	40 years
181 Main Street Westport, CT	—	1,908	12,158	1,120	1,908	13,278	15,186	4,558	2012	(a)	40 years
83 Spring Street Manhattan, NY	—	1,754	9,200	313	1,754	9,513	11,267	3,205	2012	(a)	40 years
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	2,138	11,690	12,273	23,963	4,393	2012	(a)	40 years
639 West Diversey Chicago, IL	—	4,429	6,102	1,517	4,429	7,619	12,048	2,889	2012	(a)	40 years
664 North Michigan Chicago, IL	—	15,240	65,331	3,579	15,240	68,910	84,150	21,054	2013	(a)	40 years
8-12 E. Walton Chicago, IL	—	5,398	15,601	980	5,398	16,581	21,979	5,884	2013	(a)	40 years
3200-3204 M Street Washington, DC	—	6,899	4,249	1,213	6,899	5,462	12,361	2,041	2013	(a)	40 years
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	2,794	2013	(a)	40 years
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	2,679	2013	(a)	40 years
120 West Broadway Manhattan, NY	—	—	32,819	2,257	—	35,076	35,076	7,183	2013	(a)	40 years
11 E. Walton Chicago, IL	—	16,744	28,346	1,444	16,744	29,790	46,534	9,536	2014	(a)	40 years
61 Main Street Westport, CT	—	4,578	2,645	1,948	4,578	4,593	9,171	1,667	2014	(a)	40 years
865 W. North Avenue Chicago, IL	—	1,893	11,594	251	1,893	11,845	13,738	3,475	2014	(a)	40 years
152-154 Spring St. Manhattan, NY	—	8,544	27,001	711	8,544	27,712	36,256	8,166	2014	(a)	40 years
2520 Flatbush Ave Brooklyn, NY	—	6,613	10,419	422	6,613	10,841	17,454	3,255	2014	(a)	40 years
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	1,154	10,175	13,795	23,970	4,615	2014	(a)	40 years
Bedford Green Bedford Hills, NY	—	12,425	32,730	5,116	13,765	36,506	50,271	11,617	2014	(a)	40 years
131-135 Prince Street Manhattan, NY	—	—	57,536	1,144	—	58,680	58,680	32,065	2014	(a)	40 years
201 Needham Street Newton, MA	—	4,550	4,459	270	4,550	4,729	9,279	1,398	2014	(a)	40 years
City Center San Francisco, CA	—	36,063	109,098	8,479	26,386	127,254	153,640	34,648	2015	(a)	40 years
163 Highland Avenue Needham, MA	—	12,679	11,213	147	12,529	11,510	24,039	3,232	2015	(a)	40 years
Roosevelt Galleria Chicago, IL	—	4,838	14,574	1,433	4,838	16,007	20,845	4,145	2015	(a)	40 years
Route 202 Shopping Center Wilmington, DE	—	—	6,346	1,087	—	7,433	7,433	2,375	2015	(a)	40 years
991 Madison Avenue Manhattan, NY	—	—	76,965	(75,356)	—	1,609	1,609	1,041	2016	(a)	40 years
165 Newbury Street Boston, MA	—	1,918	3,980	18	1,918	3,998	5,916	962	2016	(a)	40 years
Concord & Milwaukee Chicago, IL	2,103	2,739	2,746	838	2,739	3,584	6,323	990	2016	(a)	40 years
State & Washington Chicago, IL	19,964	3,907	70,943	6,297	3,907	77,240	81,147	19,981	2016	(a)	40 years
151 N. State Street Chicago, IL	11,437	1,941	25,529	172	1,941	25,701	27,642	6,039	2016	(a)	40 years
North & Kingsbury Chicago, IL	9,456	18,731	16,292	3,275	18,731	19,567	38,298	5,450	2016	(a)	40 years
Sullivan Center Chicago, IL	—	13,443	137,327	1,948	13,443	139,275	152,718	32,766	2016	(a)	40 years
California & Armitage Chicago, IL	1,906	6,770	2,292	405	6,770	2,697	9,467	615	2016	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2025
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
555 9th Street San Francisco, CA	55,000	75,591	73,268	18,556	75,591	91,824	167,415	18,785	2016	(a)	40 years
Market Square Wilmington, DE	—	8,100	31,221	1,022	8,100	32,243	40,343	7,157	2017	(a)	40 years
613-623 W. Diversey Chicago, IL	—	10,061	2,773	11,878	10,061	14,651	24,712	5,376	2018	(c)	40 years
51 Greene Street Manhattan, NY	—	4,488	8,992	105	4,488	9,097	13,585	1,564	2019	(a)	40 years
53 Greene Street Manhattan, NY	—	3,605	12,177	2	3,605	12,179	15,784	2,055	2019	(a)	40 years
41 Greene Street Manhattan, NY	—	6,276	9,582	53	6,276	9,635	15,911	1,577	2019	(a)	40 years
47 Greene Street Manhattan, NY	—	6,265	16,758	19	6,265	16,777	23,042	2,690	2019	(a)	40 years
849 W Armitage Chicago, IL	—	837	2,731	148	837	2,879	3,716	450	2019	(a)	40 years
912 W Armitage Chicago, IL	—	982	2,868	183	982	3,051	4,033	542	2019	(a)	40 years
Melrose Place Collection Los Angeles, CA	—	20,490	26,788	39	20,490	26,827	47,317	4,144	2019	(a)	40 years
45 Greene Street Manhattan, NY	—	2,903	8,487	298	2,903	8,785	11,688	1,498	2019	(a)	40 years
565 Broadway Manhattan, NY	—	—	22,491	11,599	—	34,090	34,090	4,256	2019	(a)	40 years
907 W Armitage Chicago, IL	—	700	2,081	73	700	2,154	2,854	344	2019	(a)	40 years
37 Greene Street Manhattan, NY	—	6,721	9,119	882	6,721	10,001	16,722	1,488	2020	(a)	40 years
917 W Armitage Chicago, IL	—	901	2,368	1	901	2,369	3,270	374	2020	(a)	40 years
Brandywine Town Center Wilmington, DE	—	15,632	101,861	31,714	15,632	133,575	149,207	20,067	2020	(a)	40 years
1324 14th Street Washington, D.C.	—	728	3,044	334	728	3,378	4,106	304	2021	(a)	40 years
1526 14th Street Washington, D.C.	—	1,377	6,964	499	1,377	7,463	8,840	720	2021	(a)	40 years
1529 14th Street Washington, D.C.	—	1,485	10,411	—	1,485	10,411	11,896	1,041	2021	(a)	40 years
121 Spring St Manhattan, NY	—	5,380	31,707	34	5,380	31,741	37,121	3,173	2022	(a)	40 years
8833 Beverly Blvd West Hollywood, CA	—	14,423	8,314	1	14,423	8,315	22,738	799	2022	(a)	40 years
Williamsburg Portfolio Brooklyn, NY	—	31,500	60,720	4,637	31,500	65,357	96,857	6,076	2022	(a)	40 years
Henderson Ave Main Dallas, TX	—	7,294	7,875	1,024	7,295	8,898	16,193	861	2022	(a)	40 years
Henderson Ave Lots Dallas, TX	—	3,823	6,864	35	3,823	6,899	10,722	640	2022	(a)	40 years
Henderson Ave Shops Dallas, TX	—	8,498	13,389	5,708	8,498	19,097	27,595	1,546	2022	(a)	40 years
Henderson Ave Grand Dallas, TX	—	5,289	13,665	411	5,289	14,076	19,365	1,587	2022	(a)	40 years
Henderson Ave Land Dallas, TX	—	1,857	30	—	1,857	30	1,887	7	2022	(a)	40 years
382-384 Bleecker St Manhattan, NY	—	1599	3555	3	1599	3558	5157	111	2024	(a)	40 years
367-369 Bleecker St Manhattan, NY	—	2,572	5,570	7	2,572	5,577	8,149	174	2024	(a)	40 years
350 Bleecker St Manhattan, NY	—	—	2,729	18	—	2,747	2,747	101	2024	(a)	40 years
387 Bleecker St Manhattan, NY	—	791	1,336	10	791	1,346	2,137	42	2024	(a)	40 years
1718 N. Henderson Ave Dallas, TX	—	1,063	—	—	1063	—	1063	—	2024	(a)	40 years
123-129 N 6th St Brooklyn, NY	—	9,738	25,428	292	9,739	25,719	35,458	798	2024	(a)	40 years
109 N 6th St Brooklyn, NY	—	5,142	13,146	38	5,142	13,184	18,326	383	2024	(a)	40 years
92-94 Greene Street Manhattan, NY	—	32,499	10,406	134	32,499	10,540	43,039	304	2024	(a)	40 years
73 Wooster Manhattan, NY	—	15,876	6,775	104	15,876	6,879	22,755	171	2025	(a)	40 years
106 Spring St Manhattan, NY	—	51,495	5,068	63	51,495	5,131	56,626	130	2025	(a)	40 years
3033 M Street (3) Washington, D.C	—	1,925	5,800	—	1,925	5,800	7,725	133	2025	(a)	40 years
3065 M Street (3) Washington, D.C	—	3,141	3,579	—	3,141	3,579	6,720	82	2025	(a)	40 years
3067 M Street (3) Washington, D.C	—	2,229	817	—	2,229	817	3,046	19	2025	(a)	40 years
3077 M Street (3) Washington, D.C	—	6,586	6,574	57	6,586	6,631	13,217	151	2025	(a)	40 years
3210 M Street (3) Washington, D.C	—	2,736	4,889	—	2,736	4,889	7,625	112	2025	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2025
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
3233-3235 M Street (3) Washington, D.C	—	4,154	2,769	80	4,154	2,849	7,003	67	2025	(a)	40 years
3263 M Street (3) Washington, D.C	—	5,776	13,054	—	5,776	13,054	18,830	299	2025	(a)	40 years
3300-3312 M Street (3) Washington, D.C	—	7,904	11,357	303	7,904	11,660	19,564	265	2025	(a)	40 years
3307 M Street (3) Washington, D.C	—	17,631	7,874	244	17,631	8,118	25,749	188	2025	(a)	40 years
3320 M Street (3) Washington, D.C	—	9,322	17,170	5	9,322	17,175	26,497	393	2025	(a)	40 years
3330 M Street (3) Washington, D.C	—	7,701	7,292	44	7,701	7,336	15,037	169	2025	(a)	40 years
3333 M Street (3) Washington, D.C	—	9,829	6,454	—	9,829	6,454	16,283	148	2025	(a)	40 years
3334-3340 Cady's Alley (3) Washington, D.C	—	3,040	2,559	59	3,040	2,618	5,658	60	2025	(a)	40 years
3312-3320 Cady's Alley (3) Washington, D.C	—	4,458	1,967	3	4,458	1,970	6,428	45	2025	(a)	40 years
3336-3338 M Street (3) Washington, D.C	—	5,066	11,322	—	5,066	11,322	16,388	260	2025	(a)	40 years
326 King Street (3) Washington, D.C	—	3,850	2,559	—	3,850	2,559	6,409	59	2025	(a)	40 years
1237 Wisconsin Ave (3) Washington, D.C	—	3749	10262	—	3749	10262	14011	236	2025	(a)	40 years
1057 Wisconsin Ave (3) Washington, D.C	—	912	2,544	—	912	2,544	3,456	58	2025	(a)	40 years
907 King Street (3) Washington, D.C	—	1,621	3,556	—	1,621	3,556	5,177	81	2025	(a)	40 years
3104 M Street (3) Washington, D.C	—	2,331	6,005	—	2,331	6,005	8,336	138	2025	(a)	40 years
Renaissance Portfolio Mortgage Payable (3)	102,000	—	—	—	—	—	—	—	2025	(a)	40 years
85 Fifth Ave Manhattan, NY	—	32,718	7,318	1,571	32,718	8,889	41,607	—	2025	(a)	40 years
95 N 6th St Brooklyn, NY	—	5,314	13,694	5	5,314	13,699	19,013	257	2025	(a)	40 years
97 N 6th St Brooklyn, NY	—	7,672	16,818	307	7,672	17,125	24,797	175	2025	(a)	40 years
107 N 6th St Brooklyn, NY	—	4,356	5,990	—	4,356	5,990	10,346	112	2025	(a)	40 years
70 N 6th St Brooklyn, NY	—	10,987	22,217	—	10,987	22,217	33,204	324	2025	(a)	40 years
93 N 6th St Brooklyn, NY	—	6,071	8,617	—	6,071	8,617	14,688	126	2025	(a)	40 years
Fund II:
City Point Brooklyn, NY	137,500	—	100,316	582,581	—	682,896	682,896	178,365	2007	(c)	40 years
Fund III:
Broadhollow East Farmingdale, NY	—	12,386	—	8,983	21,266	103	21,369	—	2012	(c)	40 years
Fund IV:
210 Bowery Manhattan, NY	—	1,875	5,625	(6,514)	518	468	986	340	2012	(c)	40 years
27 E. 61st Street Manhattan, NY	—	4,813	14,438	4,102	3,523	19,830	23,353	3,990	2014	(c)	40 years
17 E. 71st Street Manhattan, NY	—	7,391	20,176	562	7,391	20,738	28,129	5,987	2014	(a)	40 years
1035 Third Avenue Manhattan, NY	—	12,759	37,431	(42,411)	2,523	5,256	7,779	1,720	2015	(a)	40 years
801 Madison Avenue Manhattan, NY	—	4,178	28,470	(4,666)	2,922	25,060	27,982	5,842	2015	(c)	40 years
1964 Union Street San Francisco, CA	1,310	563	1,688	901	380	2,772	3,152	778	2016	(c)	40 years
Restaurants at Fort Point Boston, MA	—	1,041	10,905	167	1,041	11,072	12,113	2,760	2016	(a)	40 years
717 N. Michigan Chicago, IL	—	72,591	35,440	(24,798)	48,920	34,313	83,233	3,943	2016	(a)	40 years
18 E. Broughton St. Savannah, GA	1,545	609	1,513	61	609	1,574	2,183	318	2018	(a)	40 years
20 E. Broughton St. Savannah, GA	1,008	588	937	10	588	947	1,535	176	2018	(a)	40 years
25 E. Broughton St. Savannah, GA	3,178	1,324	2,459	425	1,324	2,884	4,208	690	2018	(a)	40 years
109 W. Broughton St. Savannah, GA	6,466	2,343	6,560	1,879	2,343	8,439	10,782	1,930	2018	(a)	40 years
204-206 W. Broughton St. Savannah, GA	910	547	439	32	547	471	1,018	101	2018	(a)	40 years
216-218 W. Broughton St. Savannah, GA	2,663	1,160	2,736	1,959	1,160	4,695	5,855	1,202	2018	(a)	40 years
220 W. Broughton St. Savannah, GA	1,863	619	1,799	985	619	2,784	3,403	715	2018	(a)	40 years
223 W. Broughton St. Savannah, GA	910	465	688	28	465	716	1,181	136	2018	(a)	40 years

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost to Company			Gross Amount at Which Carried at December 31, 2025
Description and Location	Encumbrances	Land	Buildings & Improvements	Increase (Decrease) in Net Investments	Land	Buildings & Improvements (1)	Total (2)	Accumulated Depreciation (1)	Date of Acquisition (a) Construction (c)		Life on which Depreciation in Latest Statement of Operations is Compared (1)
226-228 W. Broughton St. Savannah, GA	—	660	1,900	241	660	2,141	2,801	426	2018	(a)	40 years
309/311 W. Broughton St. Savannah, GA	2,345	1,160	2,695	285	1,160	2,980	4,140	543	2018	(a)	40 years
230-240 W. Broughton St. Savannah, GA	5,052	2,185	9,597	6	2,185	9,603	11,788	1,341	2020	(a)	40 years
102 E. Broughton St. Savannah, GA	—	—	514	38	—	552	552	85	2020	(a)	40 years
Fund V:
Plaza Santa Fe Santa Fe, NM	22,893	—	28,214	2,879	—	31,093	31,093	7,582	2017	(a)	40 years
Hickory Ridge Hickory, NC	25,989	7,852	29,998	6,887	7,852	36,885	44,737	10,166	2017	(a)	40 years
New Towne Plaza Canton, MI	15,720	5,040	17,391	813	4,719	18,525	23,244	4,694	2017	(a)	40 years
Fairlane Green Allen Park, MI	31,019	18,121	37,143	4,426	18,121	41,569	59,690	9,614	2017	(a)	40 years
Trussville Promenade Birmingham, AL	27,747	7,587	34,285	1,226	7,587	35,511	43,098	7,436	2018	(a)	40 years
Elk Grove Commons Elk Grove, CA	41,000	6,204	48,008	2,737	6,204	50,745	56,949	10,182	2018	(a)	40 years
Hiram Pavilion Hiram, GA	26,467	13,029	25,446	1,276	13,029	26,722	39,751	6,227	2018	(a)	40 years
Palm Coast Landing Palm Coast, FL	25,913	7,066	27,299	1,597	7,066	28,896	35,962	5,976	2019	(a)	40 years
Lincoln Commons Lincoln, RI	33,831	14,429	34,417	6,631	14,429	41,048	55,477	8,532	2019	(a)	40 years
Landstown Commons Virginia Beach, VA	57,899	10,222	69,005	7,444	10,222	76,449	86,671	13,985	2019	(a)	40 years
Canton Marketplace Canton, GA	34,460	11,883	34,902	1,238	10,588	37,435	48,023	4,869	2021	(a)	40 years
Monroe Marketplace Selinsgrove, PA	25,300	8,755	35,452	2,808	8,755	38,260	47,015	5,307	2021	(a)	40 years
Midstate Mall East Brunswick, NJ	57,000	13,062	43,290	13,211	13,062	56,501	69,563	6,621	2021	(a)	40 years
Cypress Creek Atlantic Retail (4) Tampa, FL	—	3,277	2,688	5	—	5,970	5,970	374	2023	(a)	40 years
Cypress Creek Power Center (4) Tampa, FL	—	15,718	30,846	54	—	46,618	46,618	2,570	2023	(a)	40 years
Cypress Creek G5 (4) Tampa, FL	—	4,052	4,036	35	—	8,123	8,123	515	2023	(a)	40 years
Cypress Creek (4) Tampa, FL	—	2,266	2,067	—	—	4,333	4,333	274	2023	(a)	40 years
Cypress Creek Mortgage Payable (4)	32,200	—	—	—	—	—	—	—	2023	(a)	40 years
Maple Tree Place Williston, VT	47,743	17,597	49,404	6,625	17,597	56,029	73,626	3,282	2023	(a)	40 years
Investment Management:
Pinewood Square Lake Worth, FL	—	17,208	46,208	10	17,208	46,218	63,426	1,006	2025	(a)	40 years
The Avenue at West Cobb Marietta, GA	—	9,647	40,355	50	9,647	40,405	50,052	300	2025	(a)	40 years

Total operating real estate	897,617	1,210,007	2,894,593	897,752	1,147,236	3,855,115	5,002,351	1,018,597
Real estate under development	—	35,945	1,143	129,963	32,274	134,777	167,051	—
Unamortized loan costs	(4,599)	—	—	—	—	—	—	—
Unamortized premium	926	—	—	—	—	—	—	—
Total	$893,944	$1,245,952	$2,895,736	$1,027,715	$1,179,510	$3,989,892	$5,169,402	$1,018,597

(1)
Depreciation on buildings and improvements reflected on the Consolidated Statements of Operations is calculated over the estimated useful life of the assets as follows: Buildings at 40 years and improvements at the shorter of lease term or useful life.
(2)
The aggregate gross cost of property included above for Federal income tax purposes was approximately $5.3 billion as of December 31, 2025.
(3)
Includes aggregate property mortgage debt related to the 20 properties in the Renaissance portfolio.
(4)
Includes aggregate property mortgage date related to the four properties in the Cypress Creek portfolio.

ACADIA REALTY TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

The following table reconciles the activity for real estate properties from January 1, 2023 to December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024	2023

Balance at beginning of year	$4,599,615	$4,435,519	$4,253,010
Improvements and other	139,315	87,253	75,668
Property acquisitions	335,308	158,926	131,952
Property dispositions or held for sale assets	(99,990)	(97,732)	(21,425)
Consolidation of previously unconsolidated investments	232,364	—	—
Property transfers out of Held for Sale		16,996	—
Impairment charges	(37,210)	(1,347)	(3,686)
Balance at end of year	$5,169,402	$4,599,615	$4,435,519

The following table reconciles accumulated depreciation from January 1, 2023 to December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024	2023

Balance at beginning of year	$926,022	$823,439	$725,143
Depreciation related to real estate	115,021	107,464	100,300
Property dispositions or held for sale assets	(22,446)	(10,777)	(2,004)
Property transfers out of held for sale	—	5,896	—
Balance at end of year	$1,018,597	$926,022	$823,439

ACADIA REALTY TRUST

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2025

(in thousands)

Description	Effective Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Notes Receivable	Net Carrying Amount of Notes Receivable as of December 31, 2025 (a)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgage Loan	6.00%	April 1, 2020	Interest only	—	$17,810	$17,810	$17,810
Mezzanine Loan	9.75%	February 9, 2027	Interest only	—	82,465	82,465	—
First Mortgage Loan	6.74%	September 17, 2026	Interest only	—	42,000	42,000	—
Other	6.50%	December 10, 2026	Interest only	—	1,625	1,624	—
Mezzanine Loan	10.00%	December 11, 2027	Interest only	—	5,000	5,000	—
Mezzanine Loan	12.00%	December 31, 2027	Interest only	—	7,631	7,631	—
Total					$156,531	156,530	$17,810
Allowance for credit loss						(1,638)
Net carrying amount of notes receivable						$154,892
(a)
The aggregate carrying amount of notes receivable included above for Federal income tax purposes was approximately $156.5 million as of December 31, 2025.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company’s loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower.

The following table reconciles the activity for loans on real estate from January 1, 2023 to December 31, 2025 (in thousands):

	Reconciliation of Loans on Real Estate
	Year Ended December 31,
	2025	2024	2023

Balance at beginning of year	$128,588	$126,228	$124,801
Additions	28,749	8,360	1,427
Repayments	(807)	(6,000)	—
Total	$156,530	$128,588	$126,228

Allowance for credit loss	(1,638)	(2,004)	(1,279)
Balance at end of year	$154,892	$126,584	$124,949

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, which also appears in this Item 9A.

Acadia Realty Trust

Rye, New York

February 13, 2026

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Acadia Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 13, 2026

ITEM 9B. OTHER INFORMATION.

Trading Arrangements

During the three months ended December 31, 2025, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Joseph Napolitano Retirement and Award Acceleration

As previously disclosed on February 5, 2026, Joseph Napolitano, Senior Vice President and Chief Administrative Officer, notified the Company of his intention to retire effective on or about April 1, 2026. In connection with Mr. Napolitano’s retirement, the Company’s Compensation Committee approved the accelerated vesting of certain outstanding equity awards, as is standard practice upon retirement and pursuant to the Amended and Restated 2020 Share Incentive Plan (the “Plan”). Specifically, (i) 77,911 unvested time-based LTIP Units granted to Mr. Napolitano under the Plan that were scheduled to vest solely based on continued employment through the applicable vesting date will be accelerated and become fully vested and exercisable or nonforfeitable as of April 1, 2026, and (ii) with respect to 22,925 unvested performance-based LTIP Units (target) (with up to 45,850 LTIP Units eligible to vest (maximum)), granted Mr. Napolitano under the Plan, the service component will be deemed satisfied as of April 1, 2026, and the performance component will continue to be governed by the applicable award agreements and will vest, if at all, based on the achievement of the applicable performance criteria.

For the fiscal year ended December 31, 2025, Mr. Napolitano is eligible to receive an annual incentive bonus payable in cash and/or equity, substantially consistent with bonuses awarded in prior years. The amount and final form of any such bonus have not yet been approved or determined. To the extent any portion of the bonus is payable in, or converted into, equity awards, such awards will be issued pursuant to the applicable plans and award agreements and, if issued, will be subject to the acceleration treatment described above and will become fully vested and exercisable or nonforfeitable as of April 1, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Annual Report from our definitive proxy statement relating to our 2026 annual meeting of shareholders (our “2026 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2026.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all of the Company's trustees, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. It is also the policy of the Company to comply with all insider trading laws and regulations. A copy of the Company's insider trading policy is filed as Exhibit 19.2 to this Annual Report on Form 10-K.

The other information under the following headings in the 2026 Proxy Statement is incorporated herein by reference:

•
“PROPOSAL 1 — ELECTION OF TRUSTEES”
•
“MANAGEMENT”
•
“DELINQUENT SECTION 16(a) REPORTS”

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2026 Proxy Statement is incorporated herein by reference:

•
“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•
“COMPENSATION DISCUSSION AND ANALYSIS”
•
“BOARD OF TRUSTEES COMPENSATION”

•
“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2026 Proxy Statement is incorporated herein by reference.

The information under Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters, Issuer Purchases of Equity Securities of this Report under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2026 Proxy Statement is incorporated herein by reference:

•
“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•
“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2026 Proxy Statement is incorporated herein by reference.

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

10.3*

Form of Second Amended and Restated Severance Agreement, effective as of February 26, 2018, with each of: John Gottfried, Executive Vice President and Chief Financial Officer; Jason Blacksberg, Executive Vice President, Chief Legal Officer and Secretary; Reginald Livingston, Executive Vice President and Chief Investment Officer; and Joseph M. Napolitano, Senior Vice President and Chief Administrative Officer

Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.5*	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.6*	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.7*	Form of Class B Unit Grant Agreement with respect to the Company's Long-Term Incentive Alignment Program	Filed herewith

10.8*	Form of Long-Term Incentive Plan Award Agreement (Time-Based Only) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.9*	Form of Long-Term Incentive Plan Award Agreement (Time-Based) (SVP/EVP)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.10*	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (SVP/EVP)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.11*	Form of Long-Term Incentive Plan Award Agreement (Time and Performance Based) (Chief Executive Officer)	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.12

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

Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Exhibit No.	Description	Method of Filing
10.13

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

Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2024.

10.14*	Amended and Restated Acadia Realty Trust 2020 Share Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

19.1	Compensation Recovery Policy, Adopted November 2, 2023	Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

19.2	Insider Trading Policy, Adopted November 2, 2023	Incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

21.1	List of Subsidiaries of Acadia Realty Trust	Filed herewith

23.1	Consent of Registered Public Accounting Firm, Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Method of Filing
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Amended and Restated Agreement of Limited Partnership Agreement dated July 23, 2019	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

99.2	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership	Incorporated by reference to Exhibit 10.1(C) to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1999.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith


The referenced exhibit is a management contract or compensation plan or arrangement.

ITEM 16. Form 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
Chief Executive Officer,
President and Trustee

By:	/s/ John Gottfried
John Gottfried
Executive Vice President and
Chief Financial Officer

By:	/s/ David Buell
David Buell
Senior Vice President and
Chief Accounting Officer

Dated: February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 13, 2026
(Kenneth F. Bernstein)

/s/ John Gottfried	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2026
(John Gottfried)

/s/ David Buell	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2026
(David Buell)

/s/ Mark A. Denien	Trustee	February 13, 2026
(Mark A. Denien)

/s/ Kenneth A. McIntyre	Trustee	February 13, 2026
(Kenneth A. McIntyre)

/s/ William T. Spitz	Trustee	February 13, 2026
(William T. Spitz)

/s/ Lynn Thurber	Trustee	February 13, 2026
(Lynn C. Thurber)

/s/ Lee S. Wielansky	Trustee	February 13, 2026
(Lee S. Wielansky)

/s/ Hope B. Woodhouse	Trustee	February 13, 2026
(Hope B. Woodhouse)

/s/ C. David Zoba	Trustee	February 13, 2026
(C. David Zoba)