Form 10-Q
period 2026-03-31
ACADIA REALTY TRUST
filed 2026-04-29
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026, there were 133,517,141 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust, (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for the purposes of complying with those safe harbor provisions, in each case, to the extent applicable. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical instability, contemplated tariff increases and other trade restrictions, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and rising inflation; (ii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources and those of our tenants; (iv) increases in our borrowing costs as a result of rising inflation, changes in interest rates and other factors; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any future public health crisis, which may adversely affect us and our tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xiv) information technology (“IT”) security breaches, including increased cybersecurity risks relating to the use of remote technology and artificial intelligence (“AI”); (xv) risks associated with our use of AI tools, which could result in reputational harm, and legal or regulatory liability; (xvi) the loss of key executives; and (xvii) the accuracy of our methodologies and estimates regarding corporate responsibility metrics, goals and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our corporate responsibility efforts.

The factors described above are not exhaustive and additional factors could adversely affect the Company’s future results and financial performance, including the risk factors discussed under the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and other periodic or current reports the Company files with the Securities and Exchange Commission (the “SEC”), including those set forth under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. Any forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations with regard thereto or changes in the events, conditions or circumstances on which such forward-looking statements are based.

SPECIAL NOTE REGARDING CERTAIN REFERENCES

All references to “Notes” throughout the document refer to the Notes to the Condensed Consolidated Financial Statements of the registrant referenced in Part I, Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share and per share data)	2026	2025
ASSETS	(Unaudited)
Investments in real estate
Operating real estate, net	$3,587,728	$3,983,754
Real estate under development	178,050	167,051
Net investments in real estate	3,765,778	4,150,805
Notes receivable, net ($2,176 and $1,638 of allowance for credit losses as of March 31, 2026 and December 31, 2025, respectively)(a)	154,430	154,892
Investments in and advances to unconsolidated affiliates	275,770	161,955
Other assets, net	190,101	223,980
Right-of-use assets - operating leases, net	22,596	23,594
Cash and cash equivalents	31,415	38,818
Restricted cash	17,374	18,081
Rents receivable, net	56,259	65,027
Assets of property held for sale	18,932	—
Total assets (b)	$4,532,655	$4,837,152

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$624,764	$893,944
Unsecured notes payable, net	880,012	879,462
Unsecured line of credit	91,500	89,500
Accounts payable and other liabilities	222,654	273,479
Lease liabilities - operating leases	24,918	25,972
Dividends and distributions payable	28,421	28,526
Distributions in excess of income from, and investments in, unconsolidated affiliates	16,241	16,838
Liabilities of property held for sale	161	—
Total liabilities (b)	1,888,671	2,207,721
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	8,457	9,113
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 133,513,864 and 131,036,560 shares as of March 31, 2026 and December 31, 2025, respectively	134	131
Additional paid-in capital	2,755,574	2,710,651
Accumulated other comprehensive income	20,057	15,585
Distributions in excess of accumulated earnings	(498,735)	(500,720)
Total Acadia shareholders’ equity	2,277,030	2,225,647
Noncontrolling interests	358,497	394,671
Total equity	2,635,527	2,620,318
Total liabilities, redeemable noncontrolling interests, and equity	$4,532,655	$4,837,152

(a)
Includes Notes receivable, net from related parties of $14.3 million and $14.3 million as of March 31, 2026 and December 31, 2025, respectively (Note 3).
(b)
Includes consolidated assets and liabilities of Acadia Realty Limited Partnership (the “Operating Partnership”), including those of its consolidated variable interest entities (“VIEs”) (Note 15), consisting of: $1,415.0 million and $1,768.6 million of Operating real estate, net; $- million and $- million of Real estate under development; $50.7 million and $53.3 million of Investments in and advances to unconsolidated affiliates; $58.4 million and $78.3 million of Other assets, net; $1.4 million and $1.5 million of Right-of-use assets - operating leases, net; $26.4 million and $30.4 million of Cash and cash equivalents; $6.3 million and $6.5 million of Restricted cash; $23.7 million and $29.3 million of Rents receivable, net; $18.9 million and $- million of Assets of property held for sale, $525.1 million and $793.8 million of Mortgage and other notes payable, net; $61.3 million and $61.3 million of Unsecured notes payable, net; $99.2 million and $125.6 million of Accounts payable and other liabilities; $1.5 million and $1.6 million of Lease liabilities- operating leases, net, and $0.2 million and $- million of Liabilities of property held for sale as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Revenues
Rental	$98,568	$102,640
Other	4,424	1,754
Total revenues	102,992	104,394
Expenses
Depreciation and amortization	40,155	39,440
General and administrative	15,303	11,597
Real estate taxes	12,922	13,303
Property operating	18,249	18,280
Impairment charges	—	6,450
Total expenses	86,629	89,070

Gain on disposition of properties	142,148	—
Operating income	158,511	15,324
Equity in losses of unconsolidated affiliates	(1,508)	(1,713)
Interest income (a)	4,788	6,096
Realized and unrealized holding (losses) gains on investments and other	(616)	1,621
Interest expense	(22,052)	(23,247)
Loss on change in control	—	(9,622)
Income (loss) from continuing operations before income taxes	139,123	(11,541)
Income tax provision	(12)	(116)
Net income (loss)	139,111	(11,657)
Net loss attributable to redeemable noncontrolling interests	698	1,669
Net (income) loss attributable to noncontrolling interests	(109,332)	11,596
Net income attributable to Acadia shareholders	$30,477	$1,608

Basic income per share	$0.22	$0.01
Diluted income per share	$0.22	$0.01

Weighted average shares for basic income per share	131,247	121,329
Weighted average shares for diluted income per share	131,332	121,329
(a)
Includes interest income on Notes receivable, net from related parties, advances to unconsolidated affiliates, and loans to redeemable noncontrolling interest holders of $2.9 million and $3.5 million for the three months ended March 31, 2026 and 2025 (Note 3, Note 10).

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025

Net income (loss)	$139,111	$(11,657)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	7,885	(10,269)
Reclassification of realized interest on swap agreements	(1,785)	(3,920)
Other comprehensive income (loss)	6,100	(14,189)
Comprehensive income (loss)	145,211	(25,846)
Comprehensive loss attributable to redeemable noncontrolling interests	698	1,669
Comprehensive (income) loss attributable to noncontrolling interests	(110,960)	14,199
Comprehensive income (loss) attributable to Acadia shareholders	$34,949	$(9,978)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2026 and 2025

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of January 1, 2026	131,037	$131	$2,710,651	$15,585	$(500,720)	$2,225,647	$394,671	$2,620,318	$9,113
Issuance of Common Shares, net	2,445	3	55,836	—	—	55,839	—	55,839	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	18	—	300	—	—	300	(300)	—	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(26,699)	(26,699)	(1,621)	(28,320)	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(1,793)	(1,793)	—	(1,793)	1,793
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(1,746)
Employee and trustee stock compensation, net	14	—	116	—	—	116	6,293	6,409	—
Noncontrolling interest distributions	—	—	—	—	—	—	(162,841)	(162,841)	(5)
Noncontrolling interest contributions	—	—	—	—	—	—	6	6	—
Comprehensive income (loss)	—	—	—	4,472	30,477	34,949	110,960	145,909	(698)
Reallocation of noncontrolling interests	—	—	(11,329)	—	—	(11,329)	11,329	—	—
Balance as of March 31, 2026	133,514	$134	$2,755,574	$20,057	$(498,735)	$2,277,030	$358,497	$2,635,527	$8,457

Balance as of January 1, 2025	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	113	—	1,718	—	—	1,718	(1,718)	—	—
Issuance of Common Shares, net	11,173	11	277,495	—	—	277,506	—	277,506	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(26,191)	(26,191)	(1,444)	(27,635)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(3,017)
Employee and trustee stock compensation, net	12	—	137	—	—	137	2,462	2,599	—
Noncontrolling interest distributions	—	—	—	—	—	—	(4,799)	(4,799)	—
Noncontrolling interest contributions	—	—	—	—	—	—	7,990	7,990	—
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	29,573	29,573	—
Comprehensive (loss) income	—	—	—	(11,586)	1,608	(9,978)	(14,199)	(24,177)	(1,669)
Reallocation of noncontrolling interests	—	—	(10,904)	—	—	(10,904)	10,904	—	—
Balance as of March 31, 2025	130,956	$131	$2,704,731	$27,064	$(433,966)	$2,297,960	$464,786	$2,762,746	$25,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$139,111	$(11,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,155	39,440
Gain on disposition of properties and other investments	(142,148)	—
Net unrealized holding losses (gains) on investments	—	(1,768)
Stock compensation expense	6,358	2,599
Straight-line rents	(1,127)	(307)
Equity in losses of unconsolidated affiliates	1,508	1,713
Distributions of operating income from unconsolidated affiliates	884	1,044
Amortization of financing costs	1,741	2,094
Non-cash lease expense	997	960
Loss on change in control	—	9,622
Impairment charges	—	6,450
Other, net	(3,194)	(2,277)
Changes in assets and liabilities:
Accounts receivable	5,266	(904)
Other liabilities	(12,921)	(9,285)
Accounts payable and accrued expenses	(9,050)	(8,268)
Prepaid expenses and other assets	4,834	(2,492)
Lease liabilities - operating leases	(1,055)	(1,071)
Net cash provided by operating activities	31,359	25,893
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of properties	(77,833)	(192,222)
Proceeds from the disposition of properties and other investments, net	548,644	—
Investments and advances in unconsolidated affiliates	(66,249)	(3,456)
Development, construction and property improvement costs	(32,216)	(19,610)
Refund of deposits for properties under purchase contract	—	11,650
Payment of deposits for properties under sales contract	(4,868)	—
Increase in cash upon change of control	—	6,777
Return of capital from unconsolidated affiliates	2,764	2,427
Payment of deferred leasing costs	(2,567)	(2,349)
Proceeds from repayment of note receivable	—	807
Issuance of note receivable	(76)	(47)
Net cash provided by (used in) investing activities	367,599	(196,023)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured notes payable and line of credit	182,500	300,200
Principal payments on unsecured debt and line of credit	(180,500)	(314,200)
Proceeds from issuances of Common Shares and settlement of forward equity contracts	55,839	277,519
Contributions from noncontrolling interests	6	7,990
Principal payments on mortgages payable	(271,106)	(55,779)
Distributions to noncontrolling interests	(165,068)	(6,484)
Dividends paid to Common Shareholders	(26,207)	(22,735)
Payment of deferred financing and other costs	(34)	(26)
Prepayment penalty on early debt extinguishment	(2,150)	—
Payments of finance lease obligations	(348)	246
Net cash (used in) provided by financing activities	(407,068)	186,731
(Decrease) increase in cash and cash equivalents and restricted cash	(8,110)	16,601
Cash and cash equivalents of $38,818 and $16,806 and restricted cash of $18,081 and $22,897, respectively, beginning of period	56,899	39,703
Cash and cash equivalents of $31,415 and $31,984 and restricted cash of $17,374 and $24,320, respectively, end of period	$48,789	$56,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $2,160 and $2,289 respectively (a)	$26,882	$27,899
Cash paid for income taxes, net of refunds	$10	$116

Supplemental disclosure of non-cash investing and financing activities
Dividends/Distributions declared and payable	$28,320	$27,635
Assumption of accounts payable and accrued expenses through acquisition of real estate	$853	$—
Conversion of Common and Preferred OP Units to Common Shares	$300	$1,718
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$1,752	$3,014
Adjustment of redeemable non-controlling interest to estimated redemption value	$1,793	$—
Accrued development, construction and property improvement costs included in Accounts payable and other liabilities	$11,319	$—
Properties contributed to unconsolidated affiliates	$55,438	$—

Increase (decrease) in assets and liabilities resulting from the consolidation of previously unconsolidated investment:
Operating real estate	$—	$201,700
Mortgage and other notes payable	—	156,117
Investments in and advances to unconsolidated affiliates	—	(28,516)
Rents receivable and other assets	—	654
Accounts payable and other liabilities	—	4,548
Noncontrolling interests	—	29,572

(a)
Cash paid during the period for interest only includes payments made on our mortgages and does not capture the effect of hedging instruments. The Company received net cash from interest rate swap settlements of $1.6 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

All of the Company’s assets are held by, and its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. At March 31, 2026 and December 31, 2025, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share in the cash distributions and profits and losses of the Operating Partnership in proportion to its percentage interest.

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

The Company owns and operates a high-quality core real estate portfolio, primarily comprised of open-air street retail assets in the nation’s most dynamic retail corridors (“REIT Portfolio”). This portfolio is complemented by an investment management platform that leverages institutional capital relationships to pursue opportunistic, high-yield, and/or value-add investments (“Investment Management”). As of March 31, 2026, the Company held ownership interests in 180 properties (including properties in various stages of development and redevelopment) within its REIT Portfolio, which includes properties either wholly owned or partially owned through joint ventures by the Operating Partnership or subsidiaries, excluding properties owned through the Investment Management platform.

The Company also held ownership interests in 51 properties through its Investment Management platform, which facilitates investments in primarily opportunistic and value-add retail real estate alongside institutional partners. As of March 31, 2026, active investments are held through seven unconsolidated co-investment vehicles (Note 4) and through the following opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”). The Company consolidates the Funds as variable interest entities (“VIE”) as it is the primary beneficiary, having (i) the power to direct the activities that most significantly impact the Funds’ economic performance, (ii) the obligation to absorb the Funds’ losses, and (iii) the right to receive benefits from the Funds that could potentially be significant to the Funds.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of March 31, 2026 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of March 31, 2026 (a)
Fund II	6/2004	80.00%	$559.4	0.0	80.00%	8%	$172.9
Fund III	5/2007	24.54%	449.2	0.8	39.63%	6%	616.3
Fund IV	5/2012	23.12%	506.0	24.0	23.12%	6%	221.4
Fund V	8/2016	20.10%	491.3	28.7	20.10%	6%	391.1

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share. All returns and distributions referenced are presented net of fees and promote.
(b)
Amount represents the current economic ownership as of March 31, 2026, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.

Also, within Investment Management, as of March 31, 2026, we had equity method investments in seven unconsolidated co-investment vehicles with large institutional investors. Our equity ownership interests range from 5% to 20% in each venture. These investments are individually negotiated and may result in varying economic terms.

The 231 REIT Portfolio and Investment Management properties primarily consist of street and urban retail properties, and suburban shopping centers.

Basis of Presentation

The interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States GAAP for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. Operating results for interim periods are not necessarily indicative of results for the full fiscal year. In the opinion of management, all adjustments necessary for a fair presentation of interim Condensed Consolidated Financial Statements have been included. These adjustments are of normal recurring nature.

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

These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2025 audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance applies to all PBEs and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has elected not to early adopt and the requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the expected impact of the adoption of ASU 2024-03 on disclosures within the Company’s Condensed Consolidated Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”) that more closely aligns hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years with early adoption permitted. The Company expects to early adopt the requirements in the second quarter of 2026. The adoption of ASU 2025-09 is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the Condensed Consolidated Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Buildings and improvements	$3,057,952	$3,421,366
Tenant improvements	321,489	339,414
Land	1,100,492	1,147,236
Construction in progress	26,266	32,969
Right-of-use assets - finance leases (Note 11)	61,366	61,366
Total	4,567,565	5,002,351
Less: Accumulated depreciation and amortization	(979,837)	(1,018,597)
Operating real estate, net	3,587,728	3,983,754
Real estate under development	178,050	167,051
Net investments in real estate	$3,765,778	$4,150,805

Acquisitions

During the three months ended March 31, 2026, the Company acquired the following consolidated REIT Portfolio retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price (a)
1045 and 1165 Madison Avenue - New York, NY	100%	January 29, 2026	$21,313
Rhode Island Place - Washington, D.C.	100%	March 4, 2026	9,464
846 W. Armitage Avenue - Chicago, IL	100%	March 5, 2026	4,440
225 Worth Avenue - Palm Beach, FL	100%	March 27, 2026	43,469
Total 2026 Acquisitions			$78,686

(a)
Purchase price includes capitalized transaction costs of $1.7 million.

Purchase Price Allocations

The purchase price for properties acquired during the period were allocated to the acquired assets and assumed liabilities based on their relative fair values as of the respective acquisition dates. Identifiable intangible assets acquired primarily relate to in-place leases, tenant origination costs, and above-market leases, while assumed intangible liabilities relate to below-market leases.

For acquisitions completed during the period, the Company recorded identifiable intangible assets and intangible liabilities in the aggregate of approximately $10.0 million and $8.1 million, respectively. These intangibles are amortized over the remaining non-cancelable lease terms of the related leases, which ranged from approximately 1 to 50 years as of the respective acquisition dates. Refer to Note 6 for additional detail on the Company’s amortization of intangible assets and liabilities.

The Company determines the fair value of the individual components of real estate asset acquisitions primarily through calculating the “as-if vacant” value of a building, using an income approach, which relies significantly upon internally determined assumptions. The Company has determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the “as-if vacant” value for acquisition activity during 2026 are as follows:

	2026
	Low	High
Exit Capitalization Rate	5.00%	6.75%
Discount Rate	6.25%	8.50%
Annual net rental rate per square foot on acquired buildings	$15.00	$500.00
Annual net rental rate per square foot on acquired master lease	$4.71	$23.83

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dispositions

During the three months ended March 31, 2026, the Company disposed of the following consolidated retail properties (dollars in thousands):

Property and Location	Segment	Date Sold	Sale Price	Gain on Sale
Landstown Commons - Virginia Beach, VA	IM (Fund V)	January 16, 2026	$102,000	$25,612
Fund V Assets - Various	IM (Fund V)	February 25, 2026	372,096	110,534
Avenue West Cobb - Marietta, GA	IM	February 25, 2026	63,725	1,802
1964 Union Street - San Francisco, CA	IM (Fund IV)	March 24, 2026	2,605	81
Pinewood Square - Lake Worth, FL	IM	March 26, 2026	68,400	4,119
Total 2026 Dispositions			$608,826	$142,148

In February 2026, the Company completed the sale of a seven-property open-air retail portfolio, including six Fund V properties and one wholly owned asset, to newly formed unconsolidated joint ventures in which the Company retained a 20% ownership interest, which was fair-valued at $87.1 million. Upon deconsolidation, the Company recognized a gain on disposition at the transaction level of $112.3 million, of which the Company’s proportionate share was $22.1 million. The Company repaid $210.5 million of consolidated Investment Management property mortgage loans using proceeds from the recapitalization (Note 7).

In March 2026, the Company completed the sale of the Pinewood Square property, an open-air retail center located in Lake Worth, Florida, to a newly formed unconsolidated joint venture for $68.4 million and retained a 20% ownership interest, which was fair-valued at $13.6 million (Note 4). Upon deconsolidation, the Company recognized a gain on disposition of $4.1 million.

Properties Held for Sale

As of March 31, 2026, the Company classified New Towne Center, a consolidated Fund V Investment Management property as held for sale. The Company did not have any properties classified as held for sale as of December 31, 2025.

The assets and liabilities of the property held for sale are presented separately in the accompanying condensed consolidated balance sheets and are summarized as follows:

March 31,
2026
Assets
Building and improvements	$17,529
Tenant improvements	995
Land	4,719
Less: Accumulated depreciation and amortization	(4,845)
Other	534
$18,932
Liabilities
Accounts payable and other liabilities	$161
$161

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service and are undergoing substantial development or construction.

Development activity for these properties during the periods presented is summarized below (dollars in thousands):

	January 1, 2026		Three Months Ended March 31, 2026			March 31, 2026
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs (a)	Transfers Out	Number of Properties	Carrying Value
REIT Portfolio	13	$167,051		$10,999		13	178,050
Total	13	$167,051	$—	$10,999	$—	13	$178,050
(a)
Includes construction in progress at operating properties that remain in service during the construction period.

The number of properties in the table above refers to full-property development projects; however, certain projects represent only a portion of a property, and the capitalized costs and carrying value of these projects are included in the table above. As of March 31, 2026, consolidated development projects included 13 properties in the Henderson Avenue Portfolio (REIT Portfolio).

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

	March 31,	December 31,	March 31, 2026
Description	2026	2025	Number	Maturity Date	Interest Rate
Notes receivable	$156,606	$156,530	7	Apr 2020 - Dec 2027	6.00% - 13.75%
Allowance for credit losses	(2,176)	(1,638)
Notes receivable, net	$154,430	$154,892	7

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2026 and year ended December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Allowance for credit losses as of beginning of periods	$1,638	$2,004
Provision (recovery) of loan losses	538	(366)
Total credit allowance	$2,176	$1,638

As of March 31, 2026, the Company had six performing notes with a total amortized cost of $143.2 million, including accrued interest of $4.4 million. Each note was evaluated individually due to the lack of comparability across the Structured Financing Portfolio.

One note receivable with a principal balance of $17.8 million had matured and was in default as of March 31, 2026 and December 31, 2025. The Company applied the collateral-dependent practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) as the note is expected to be settled through foreclosure or possession of the underlying collateral. Based on the estimated fair value of the collateral at the expected realization date, no allowance for credit losses was recorded.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	March 31,	December 31,
Portfolio	Property	March 31, 2026	2026	2025

REIT:
	Gotham Plaza	49%	$27,899	$28,161
	Georgetown Portfolio (a)	50%	3,777	3,744
	1238 Wisconsin Avenue (a, b)	80%	17,826	18,025
	840 N. Michigan Avenue (c, d)	94.35%	35,826	34,631
			85,328	84,561
Investment Management:
Fund IV: (e)	Fund IV Other Portfolio (f)	90%	358	375
	650 Bald Hill Road (g)	90%	5,730	5,789
			6,088	6,164

Fund V: (e)	Family Center at Riverdale (c)	89.42%	441	521
	Tri-City Plaza	90%	5,807	6,120
	Frederick County Acquisitions (h)	90%	3,703	3,872
	Wood Ridge Plaza	90%	8,080	7,962
	La Frontera Village	90%	9,243	9,746
	Shoppes at South Hills	90%	8,616	9,151
	Mohawk Commons	90%	8,007	9,023
			43,897	46,395

Other:	Shops at Grand	5%	2,310	2,363
	Walk at Highwoods Preserve	20%	1,755	1,805
	LINQ Promenade	15%	16,011	15,918
	Shops at Skyview (i)	20%	63,624	—
	Atlantic Portfolio (j)	20%	43,422	—
	Avenue West Cobb	20%	4,114	—
	Pinewood Square	20%	4,929	—
			136,165	20,086

Various:	Due from Related Parties		1,525	1,366
	Other (k)		2,767	3,383
	Investments in and advances to unconsolidated affiliates		$275,770	$161,955

REIT:	Crossroads (l)	49%	$16,241	$16,838
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$16,241	$16,838

(a)
Represents a VIE for which the Company is not the primary beneficiary (Note 15).
(b)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of March 31, 2026 and December 31, 2025 the related party note receivable had a principal balance of $12.8 million, net of a $0.1 million allowance for each period. The loan is secured by the venture members’ equity interest in the entity that owns the 1238 Wisconsin development property, bears interest at Prime + 1.0% (subject to a 4.5% floor), and matures on December 28, 2027. The Company recognized interest income of $0.2 million for each of the three month periods ended March 31, 2026 and 2025, related to this note receivable, which is recorded in Interest income in the Company’s Condensed Consolidated Statements of Operations.
(c)
Represents a tenancy-in-common interest.
(d)
The Company has a note receivable from the 840 North Michigan Avenue venture partners which had a balance of $1.9 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively and matures in July 2026 (Note 3).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(e)
The Company owns 23.12% and 20.10% in Funds IV and V, respectively (Note 1). For the ventures within these funds, the ownership interest percentage represents the Fund’s ownership interest and not the Company’s proportionate share.
(f)
As of March 31, 2026, the investment balance relates to undistributed proceeds from the disposition of the Eden Square property.
(g)
The property was subsequently sold on April 8, 2026 and the Company’s investment was recoverable from the proceeds.
(h)
On September 25, 2024 the venture which Fund V holds a 90% interest in sold a 300,000 square foot property, Frederick Crossing, in Frederick County, Maryland. Fund V maintains its 90% interest in the venture which retains its interest in the remaining Frederick County Square property of the Frederick County Acquisitions portfolio.
(i)
Includes a $41.7 million preferred equity investment by the Company that was determined to be a debt instrument. As of March 31, 2026, the related-party advance is reported net of a $0.3 million CECL allowance. The loan bears interest at a fixed rate of 7.5%. For the three months ended March 31, 2026, the Company recognized $0.5 million of interest income, which is included in Interest income in the Condensed Consolidated Statements of Operations.
(j)
Includes a $27.5 million preferred equity investment by the Company that was determined to be a debt instrument. As of March 31, 2026, the related-party advance is reported net of the $2.4 million unamortized discount and a $0.2 million CECL allowance. The loan bears interest at a fixed rate of 6.0%. For the three months ended March 31, 2026, the Company recognized $0.5 million of interest income, which is included in Interest income in the Condensed Consolidated Statements of Operations.
(k)
Includes cost-method investment in Fifth Wall. The Company recorded an impairment charge of $0.6 million for the three months ended March 31, 2026, which is included in Realized and unrealized holding gains (losses) on investments and other in the Company’s Condensed Consolidated Statements of Operations.
(l)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.

In January 2026, the Company acquired a 20% non-controlling equity interest in a joint venture that acquired the Shops at Skyview, a retail shopping center located in Queens, NY, for $424.1 million. At closing, the joint venture secured a mortgage loan with a total commitment of $290.0 million, of which $277.0 million was funded at closing. Additionally, the Company provided a preferred equity investment of approximately $41.7 million. The preferred equity is accounted for as a held-to-maturity debt instrument given its stated maturity date in January 2029, and bears interest at 7.5%.

In February 2026, the Company acquired a 20% non-controlling equity interest in two newly formed joint ventures, Atlantic Portfolio and Avenue at West Cobb, that, as part of a recapitalization, acquired a seven-property open-air retail portfolio. Six of the properties were previously held in Fund V, while one property (Avenue at West Cobb) was previously held in the Company’s wholly owned portfolio. The Company’s retained interest in the joint ventures was fair-valued at $87.1 million. At closing, the joint venture obtained a mortgage loan with a total commitment of $317 million, of which $298 million was funded at closing. Additionally, the Company provided seller financing to the Atlantic Portfolio joint venture in the form of a $27.5 million preferred equity investment. The preferred equity is accounted for as a held-to-maturity debt instrument given its stated maturity date in February 2029, is secured by the equity interests in the entity that owns the Atlantic Portfolio properties, and bears interest at a stated rate of 6.0%. The preferred equity investment was determined to be issued at below-market terms, as the prevailing market rate for a comparable instrument at the time of origination exceeded the stated rate. Accordingly, the Company recorded the instrument at fair value at origination, resulting in a $2.4 million discount, which is presented as a reduction to the preferred equity investment balance within Investments in and advances to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, with a corresponding reduction to the gain on disposition recognized in connection with the recapitalization (Note 2). The discount will be accreted into interest income over the term of the instrument using the effective interest method.

In March 2026, the Company retained a 20% non-controlling equity interest in a newly formed joint venture that acquired Pinewood Square, which was fair-valued at $13.6 million. At closing, the joint venture obtained a mortgage loan of $45.0 million.

840 N. Michigan Avenue

In December 2023, an unconsolidated venture holding an interest in a property on North Michigan Avenue modified its $73.5 million nonrecourse mortgage loan. The modification reduced the principal balance by $18.5 million, required a $17.5 million principal paydown, increased the interest rate from 4.4% to 6.5%, and extended the maturity from February 2025 to December 2026. Under the modification, the venture may be required to make contingent payments of up to $17.5 million upon a sale or secured refinancing prior to maturity (“Contingent Payment”). The Contingent Payment amortizes on a straight‑line basis over the remaining loan term and is reduced over time in accordance with the modification agreement. The modification was accounted for as a troubled debt restructuring under ASC 470, resulting in an initial gain of approximately $0.4 million recognized in equity in earnings of unconsolidated affiliates. Future cash payments under the modified loan, including any Contingent Payment, are treated as reductions of the mortgage carrying amount, and no interest expense is recognized through the revised maturity. As the Contingent Payment amortizes, additional gains are recognized in equity in earnings, of which $5.5 million and $5.4 million were recognized during the years ended December 31, 2025 and 2024, respectively. As part of the modification, the Operating Partnership provided a recourse guarantee equal to 50% of the unpaid principal balance of the mortgage.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fees earned from and paid to Unconsolidated Affiliates

The Company earned fees for asset management, property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $3.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, which are included in Other revenues in the Condensed Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to the Company’s unaffiliated joint venture partners of $1.1 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of March 31, 2026 and 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$1,681,953	$902,016
Other assets	347,318	119,689
Assets of property held for sale (a)	19,363	—
Total assets	$2,048,634	$1,021,705
Liabilities and partners’ equity:
Mortgage notes payable	$1,304,427	$630,077
Other liabilities	232,494	127,164
Partners’ equity	511,713	264,464
Total liabilities and partners’ equity	$2,048,634	$1,021,705

Company's share of accumulated equity	$245,004	$127,079
Basis differential	8,762	8,860
Deferred fees, net of portion related to the Company's interest	1,521	4,452
Amounts receivable/payable by the Company	1,525	1,366
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	256,812	141,757
Investments carried at cost	2,717	3,360
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	16,241	16,838
Investments in and advances to unconsolidated affiliates	$275,770	$161,955
(a)
As of March 31, 2026, the 650 Bald Hill property was under purchase and sale contract and was classified as held for sale. The property was subsequently sold on April 8, 2026.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Combined and Condensed Statements of Operations
Total revenues	$44,025	$32,126
Operating and other expenses	(15,312)	(12,249)
Interest expense	(15,871)	(11,450)
Depreciation and amortization	(20,051)	(12,852)
Gain on extinguishment of debt (a)	971	971
Net (loss) income attributable to unconsolidated affiliates	$(6,238)	$(3,454)

Company’s share of equity in net (losses) earnings of unconsolidated affiliates	$(1,410)	$(1,615)
Basis differential amortization	(98)	(98)
Company’s equity in losses of unconsolidated affiliates	$(1,508)	$(1,713)
(a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the three months ended March 31, 2026 and 2025.

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	March 31,	December 31,
(in thousands)	2026	2025
Other Assets, Net:
Lease intangibles, net (Note 6)	$96,652	$128,239
Derivative financial instruments (Note 8)	12,905	9,738
Deferred charges, net (A)	40,517	44,133
Accrued interest receivable (Note 3)	9,028	8,916
Prepaid expenses	13,020	17,327
Due from seller	1,654	1,768
Income taxes receivable	1,273	1,180
Deposits	10,577	5,774
Corporate assets, net	550	430
Other receivables	3,925	6,475
	$190,101	$223,980

(A) Deferred Charges, Net:
Deferred leasing and other costs	$91,288	$94,957
Deferred financing costs related to line of credit	13,939	13,939
	105,227	108,896
Accumulated amortization	(64,710)	(64,763)
Deferred charges, net	$40,517	$44,133

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$79,768	$95,991
Accounts payable and accrued expenses	68,407	88,139
Deferred income	24,663	34,102
Tenant security deposits, escrow and other	16,841	19,939
Lease liability - finance leases, net (Note 11)	32,287	32,112
Derivative financial instruments (Note 8)	688	3,196
	$222,654	$273,479

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

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Condensed Consolidated Balance Sheets and summarized as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$330,333	$(237,092)	93,241	$408,015	$(289,643)	$118,372
Above-market rent	20,821	(17,410)	3,411	32,608	(22,741)	9,867
	$351,154	$(254,502)	$96,652	$440,623	$(312,384)	$128,239

Amortizable Intangible Liabilities
Below-market rent	$(200,117)	$120,505	$(79,612)	$(223,893)	$128,072	$(95,821)
Above-market ground lease	(671)	515	(156)	(671)	501	(170)
	$(200,788)	$121,020	$(79,768)	$(224,564)	$128,573	$(95,991)

During the three months ended March 31, 2026, the Company

•
recorded accelerated amortization related to in-place lease intangible assets of $2.0 million and below-market rent of $1.6 million related to early tenant lease terminations, of which the Company’s share was $1.5 million and $0.6 million, respectively.
•
derecognized below-market rent of $2.2 million and in-place lease intangible assets of $1.9 million, of which the Company’s share was $0.4 million and $0.4 million, respectively, related to disposed properties (Note 2).

Amortization of in-place lease intangible assets is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations. Amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental revenue, respectively, in the Condensed Consolidated Statements of Operations. Amortization of above-market ground leases is recorded as a reduction to property operating expense on the Condensed Consolidated Statements of Operations.

The following table summarizes the scheduled amortization of acquired lease intangible assets and assumed liabilities as of March 31, 2026 (in thousands):

Years Ending December 31,	Net Increase in Rental Revenues	Increase to Amortization Expense	Reduction of Property Operating Expense
2026 (Remainder)	$5,846	$(18,389)	$44
2027	7,269	(18,684)	58
2028	7,202	(13,649)	54
2029	6,976	(10,295)	—
2030	6,472	(7,828)	—
Thereafter	42,436	(24,396)	—
Total	$76,201	$(93,241)	$156

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	March 31,	December 31,
	March 31, 2026	March 31, 2026	2026	2025
Mortgages Payable
REIT Portfolio	3.99% - 6.05%	Nov 2026 - Apr 2035	$227,092	$227,684
Fund II (a)	SOFR+1.90%	Aug 2028	137,500	137,500
Fund IV	5.62%	Jun 2028	25,939	27,249
Fund V	SOFR+2.10% - SOFR+3.10%	May 2026 - Dec 2027	235,979	505,184
Net unamortized debt issuance costs			(2,446)	(4,599)
Unamortized premium			700	926
Total Mortgages Payable			$624,764	$893,944

Unsecured Notes Payable
Term Loans (b, c)	SOFR+1.20% - SOFR+1.40%	Apr 2028 - Jul 2030	$725,000	$725,000
Senior Notes	5.86% - 5.94%	Aug 2027 - Aug 2029	100,000	100,000
Fund IV Term Loan	SOFR+1.20%	Dec 2028	61,250	61,250
Net unamortized debt issuance costs			(6,238)	(6,788)
Total Unsecured Notes Payable			$880,012	$879,462

Unsecured Line of Credit
Revolving Credit Facility (c, d)	SOFR+1.25%	Apr 2028	$91,500	$89,500

Total Debt (e)(f)			$1,604,260	$1,873,367
Net unamortized debt issuance costs			(8,684)	(11,387)
Unamortized premium			700	926
Total Indebtedness			$1,596,276	$1,862,906

(a)
The Operating Partnership has guaranteed up to $20.0 million of principal payments associated with this property mortgage loan (Note 9).
(b)
The $75.0 Million Term Loan is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9).
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of the Revolving Credit Facility and term loans as of March 31, 2026 and December 31, 2025 (Note 8).
(d)
The total available credit under the Revolving Credit Facility was $433.5 million and $435.5 million at March 31, 2026 and December 31, 2025, respectively. There are no letters of credit outstanding.
(e)
As of March 31, 2026 and December 31, 2025, the Company had $1,054.4 million and $1,216.7 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.98% to 4.50%.
(f)
Includes $32.2 million of variable-rate debt that is subject to interest cap agreements at each March 31, 2026 and December 31, 2025. The effective fixed rate was 5.00% .

Mortgages Payable

At March 31, 2026 and December 31, 2025, the Company’s property mortgage loans were collateralized by 37 and 45 properties, respectively, as well as the related tenant leases. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios. The Company was in compliance with its debt covenants as of March 31, 2026.

Investment Management

During the three months ended March 31, 2026, the Company, through its Investment Management platform, repaid $269.5 million of consolidated Investment Management property mortgage loans, using proceeds from the assets sales and the recapitalization transactions (Note 2).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unsecured Notes Payable and Unsecured Line of Credit

The Company was in compliance with its unsecured notes payable and unsecured line of credit debt covenant requirements as of March 31, 2026.

Scheduled Debt Principal Payments

The following table summarizes the scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of March 31, 2026 (in thousands):

Year Ending December 31,	Principal Repayments
2026 (Remainder)	$235,898
2027	153,772
2028	788,385
2029	98,291
2030	326,850
Thereafter	1,064
1,604,260
Unamortized premium	700
Net unamortized debt issuance costs	(8,684)
Total indebtedness	$1,596,276

The table above does not reflect available extension options (subject to customary conditions) on consolidated debt with balances as of March 31, 2026. The Company has the option to extend the following debt maturities by up to 12-months, and for some an additional 12-months thereafter, including $134.2 million contractually due in the remainder of 2026, $96.3 million in 2027, and $684.0 million due in 2028. Execution of these extension options is subject to customary conditions, and there can be no assurance that the Company will meet such conditions or elect to exercise the options.

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

Items Measured at Fair Value on a Recurring Basis

The Company’s recurring fair value measurements include derivative financial instruments. The Company utilizes interest rate swaps and caps to manage interest rate risk on variable-rate debt. These derivatives are over-the-counter instruments valued using observable market inputs, such as interest rate curves, and are classified as Level 2. Derivative assets are included in Other assets, net, and derivative liabilities are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	—	12,905	—	—	9,738	—
Liabilities
Derivative financial instruments	—	(688)	—	—	(3,196)	—

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026, and 2025.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Items Measured at Fair Value on a Nonrecurring Basis

Redeemable Noncontrolling Interests

During the three months ended March 31, 2026, the Company recorded an adjustment of redeemable noncontrolling interest to its estimated redemption value. Refer to Note 10 for further discussion regarding these interests.

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (information is as of March 31, 2026, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	March 31, 2026	December 31, 2025
REIT Portfolio
Interest Rate Swaps	$731,000	May 2022—Aug 2025	Apr 2026—Jul 2030	1.98%	—	3.45%	Other Assets	$12,216	$9,531
Interest Rate Swaps	177,000	Dec 2022—Jun 2025	Nov 2026—Dec 2029	3.57%	—	4.50%	Accounts payable and other liabilities	(669)	(2,140)
	$908,000							$11,547	$7,391
Investment Management
Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$502	$199

Fund V
Interest Rate Swaps	$65,643	Jan 2023—May 2023	May 2026—Dec 2027	3.36%	—	3.47%	Other Assets	$187	$8
Interest Rate Swap	30,799	Jun 2025	Jun 2026	4.00%	—	4.00%	Accounts payable and other liabilities	(19)	(1,056)
Interest Rate Cap	32,200	Sep 2025	Sep 2026	5.00%	—	5.00%	Other Assets	—	—
	$128,642							$168	$(1,048)

Total Asset Derivatives								$12,905	$9,738
Total Liability Derivatives								$(688)	$(3,196)

All of the Company’s derivative instruments are designated as cash flow hedges and hedge the future cash outflows on variable-rate debt (Note 7). As of March 31, 2026, it is estimated that approximately $9.4 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months. As of March 31, 2026 and December 31, 2025, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated hedges.

During the three months ended March 31, 2026, the Company terminated five swaps with an aggregate notional value of $162.0 million in conjunction with the repayment of debt that occurred as part of the Fund V recapitalization (Note 2).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Financial Instruments

The carrying values and fair values of Company’s other financial assets and liabilities that are not measured at fair value on its Condensed Consolidated Balance Sheets are as follows as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		March 31, 2026		December 31, 2025
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$154,430	$156,075	$154,892	$157,325
City Point Loan (a)	3	34,821	35,142	34,821	35,346
Mortgage and Other Notes Payable (a, d)	3	626,510	622,110	897,616	894,607
Investment in non-traded equity securities (b)	3	2,562	2,562	3,307	3,307
Unsecured notes payable and Unsecured line of credit (c, e)	2	977,750	981,975	975,750	981,271

(a)
The Company estimates the fair value of financial instruments using a discounted cash flow model. This model incorporates assumptions such as current market rates and, where applicable, the credit quality of the borrower or tenant. In addition, the Company evaluates the value of the underlying collateral, considering factors such as collateral quality, borrower creditworthiness, time to maturity, and prevailing market conditions. These fair value estimates exclude unamortized discounts and deferred loan costs. As of the reporting date, the estimated market interest rates used in the valuation ranged from 3.38% to 12.99% for the Company’s notes receivable and City Point Loan, and from 5.13% to 6.91% for the Company’s property mortgage loans and other notes payable, depending on the specific characteristics of each loan.
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
(d)
Carrying amounts exclude unamortized debt issuance costs of $2.4 million and $4.6 million and unamortized premiums of $0.7 million and $0.9 million as of March 31, 2026 and December 31, 2025, respectively.
(e)
Carrying amounts exclude unamortized debt issuance costs of $6.2 million and $6.8 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable, and certain financial instruments classified as Level 1 within other assets and other liabilities approximated their fair values. This approximation is due to the short-term nature and high liquidity of these instruments.

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

With respect to borrowings of our consolidated entities, the Company and certain subsidiaries of the Company have guaranteed $20.0 million of a principal payment guarantees on a property mortgage loan (Note 7). As of March 31, 2026 and December 31, 2025, no amounts related to the guarantee was recorded as a liability in the Company’s Condensed Consolidated Financial Statements.

The Operating Partnership is jointly and severally liable for the obligations under the Fund IV Term Loan, which may result in an obligation for the payment of principal, interest, and any other amounts due. As of March 31, 2026, the Company did not expect the Operating Partnership to make any payments under this arrangement. The outstanding balance of the facility was $61.3 million as of March 31, 2026 (Note 7).

Additionally, in connection with the refinancing of the La Frontera Village (Note 4) property mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V acted as guarantor under the non-recourse carveout guaranty. At March 31, 2026 and December 31, 2025, $0.1 million and $0.1 million related to the guarantee was recorded as a liability in the Company’s Condensed Consolidated Balance Sheets, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Construction and Tenant Improvement Commitments

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $53.0 million and $68.6 million, of which the Company’s share is $50.3 million and $64.8 million as of March 31, 2026 and December 31, 2025, respectively.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $49.8 million and $44.1 million, as of March 31, 2026 and December 31, 2025, respectively. The Company’s share of these obligations is approximately $37.7 million and $37.1 million, respectively. The timing and amounts of these payments are uncertain and are subject to the satisfaction of certain performance conditions.

Insurance Coverage

The Company maintains insurance coverage on its properties in different types and amounts, with deductibles, that management believes are consistent with coverage typically carried by owners of similar properties.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs. In March 2026, the Company physically settled 2,445,106 shares outstanding under the ATM Program’s forward, and received net proceeds of $55.9 million.

As of March 31, 2026, the Company had 12,293,731 forward shares outstanding under its ATM Program at a weighted-average net offering price of $19.70. All forward sales agreements require settlement within one-year of the various effective dates and are expected to result in net cash proceeds of approximately $239.2 million if the Company were to physically settle all outstanding forward shares.

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

As of March 31, 2026, $199.1 million remains available for future share issuance under the current program.

Common Shares and Units

During the three months ended March 31, 2026, the Company withheld 6,546 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income tax withholding obligations upon vesting. For the three months ended March 31, 2026, the Company recognized $6.2 million in connection with Restricted Shares and Common OP Units (Note 13).

Share Repurchase Program

No shares were repurchased during the three months ended March 31, 2026 or 2025. As of March 31, 2026, $122.5 million remains available under the share repurchase program.

Dividends and Distributions

During each of the three months ended March 31, 2026 and 2025, the Company declared distributions of $0.20 per Common Share/OP Unit.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of January 1, 2026	$92,482	$302,189	$394,671	$9,113
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,621)	—	(1,621)	—
Net income (loss) for the three months ended March 31, 2026	1,501	107,831	109,332	(698)
Conversion of 17,611 Common OP Units to Common Shares by limited partners of the Operating Partnership	(300)	—	(300)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	153	1,490	1,643	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	1,793
Reclassification of realized interest expense on swap agreements	1	(16)	(15)	—
City Point Loan accrued interest	—	—	—	(1,746)
Noncontrolling interest contributions	—	6	6
Noncontrolling interest distributions	—	(162,841)	(162,841)	(5)
Employee Long-term Incentive Plan Unit Awards	6,293	—	6,293	—
Reallocation of noncontrolling interests (d)	11,329	—	11,329	—
Balance as of March 31, 2026	$109,838	$248,659	$358,497	$8,457

Balance as of January 1, 2025	$85,730	$350,287	$436,017	$30,583
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,444)	—	(1,444)	—
Net income (loss) for the three months ended March 31, 2025	163	(11,759)	(11,596)	(1,669)
Conversion of 113,092 Common OP Units and 0 Series C Preferred Units to Common Shares by limited partners of the Operating Partnership	(1,718)	—	(1,718)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(456)	(1,381)	(1,837)	—
Consolidation of previously unconsolidated investment	—	29,573	29,573	—
Reclassification of realized interest expense on swap agreements	(13)	(753)	(766)	—
City Point Loan accrued interest	—	—	—	(3,017)
Noncontrolling interest contributions	—	7,990	7,990	—
Noncontrolling interest distributions	—	(4,799)	(4,799)	—
Employee Long-term Incentive Plan Unit Awards	2,462	—	2,462	—
Reallocation of noncontrolling interests (d)	10,904	—	10,904	—
Balance as of March 31, 2025	$95,628	$369,158	$464,786	$25,897

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,285,342 and 2,054,386 Common OP Units as of March 31, 2026 and 2025; (ii) 188 Series A Preferred OP Units as of March 31, 2026 and 2025; (iii) 66,519 Series C Preferred OP Units as of March 31, 2025, with none outstanding as of March 31, 2026; and (iv) 6,177,851 and 5,224,927 LTIP units as of March 31, 2026 and 2025, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
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

As of March 31, 2026, the fair value of the Williamsburg NCI was zero.

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

Because the City Point Loan was granted in return for a capital contribution from the investors, and is collateralized by the City Point NCI, the City Point Loan and accrued interest, net of a $0.5 million allowance for credit loss as of March 31, 2026, are presented as a reduction of the City Point NCI balance. The borrower subsidiary of the City Point Loan was determined to be a VIE for which the Company is not the primary beneficiary. The maximum loss in the VIE is limited to the amount of the City Point Loan and any accrued interest.

In connection with the City Point Loan, each investor has a one-time right to put its City Point NCI to the Company for redemption in exchange for the settlement of its proportion of the City Point Loan amount plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of fixed number of Common Shares of the Company on the trading day prior to the election, which began in August 2023 (“Redemption Value”). As a result of granting these redemption rights, the City Point NCI, net of the City Point Loan, has been reclassified and presented as Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2026, the Company recorded an adjustment of $1.8 million to adjust the carrying value of the City Point NCI to its redemption value. As the noncontrolling interests are redeemable at an amount other than fair value, the measurement adjustment of $1.8 million was reflected as a reduction of net income attributable to Acadia shareholders within its earnings per share (Note 14).

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

As of March 31, 2026, the Company recorded an adjustment of $0.2 million to adjust the carrying value of the NCI to its redemption value. As this interest is redeemable at fair value, the adjustment to redemption value was recognized as an adjustment to Additional Paid-in Capital and had no impact on consolidated Net (loss) income, or Net income attributable to Acadia shareholders in the Company’s Condensed Consolidated Statements of Operations.

Preferred OP Units

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through March 31, 2026, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Leases

As Lessor

The Company’s primary source of revenue is derived from lease agreements related to its portfolio of shopping centers and other retail properties. As of March 31, 2026, the Company was party to approximately 1,000 leases, which include both properties owned directly and those operated under long-term ground leases. These lease agreements have contractual terms that extend through January 31, 2099, and many include tenant renewal options. Certain leases also provide tenants with early termination rights.

Lease terms generally range from one month to sixty years. In addition to fixed base rent, many leases include provisions for variable lease payments, such as reimbursements for operating expenses and rent based on a percentage of the tenant’s sales volume.

The following table presents the components of rental revenue, disaggregated into fixed and variable lease income (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed lease revenue	$78,693	$84,203
Variable lease revenue	19,875	18,437
Total rental revenue	$98,568	$102,640

The following table summarizes the Company’s scheduled future minimum rental revenues under non-cancelable tenant leases with remaining terms greater than one year, as of March 31, 2026. These amounts assume no new or renegotiated leases or exercise of renewal options not deemed reasonably certain (in thousands):

Year Ending December 31,	Minimum Rental Revenues
2026 (Remainder)	$194,788
2027	260,772
2028	239,152
2029	211,741
2030	186,935
Thereafter	710,760
Total	$1,804,148

During the three months ended March 31, 2026 and 2025, no single tenant or property collectively comprised more than 10% of the Company’s total revenues.

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

The following table summarizes the Company’s scheduled future minimum rental payments under non-cancelable leases as of March 31, 2026 (in thousands):

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2026 (Remainder)	$4,232	$998
2027	4,849	1,350
2028	4,646	1,396
2029	4,121	1,415
2030	4,077	1,495
Thereafter	8,988	153,825
	30,913	160,479
Interest	(5,995)	(128,192)
Total	$24,918	$32,287

(a)
Minimum rental payments include $6.0 million of interest related to operating leases and $128.2 million related to finance leases. These amounts exclude lease renewal options that are not reasonably certain to be exercised.

The following table summarizes additional lease cost information for the Company’s lessee arrangements (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$374	$374
Interest on lease liabilities	522	512
Subtotal	896	886
Operating lease cost	1,317	1,306
Variable lease cost	37	89
Total lease cost	$2,250	$2,281

Cash Paid
Payments of operating lease obligations - operating activities	$1,373	$1,366
Payments of interest on finance lease obligations - operating activities	522	512
Payments of finance lease obligations - financing activities	348	246

	As of March 31,
	2026	2025
Other Information
Weighted-average remaining lease term - finance leases (years)	56.2	56.6
Weighted-average remaining lease term - operating leases (years)	8.0	8.4
Weighted-average discount rate - finance leases	6.5%	6.5%
Weighted-average discount rate - operating leases	5.2%	5.1%

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

The following tables present selected financial information for each reportable segment (in thousands):

	As of or for the Three Months Ended March 31, 2026
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$62,614	$35,954	$—	$—	$98,568
Other revenue	599	3,825	—	—	4,424
Depreciation and amortization expenses	(24,371)	(15,784)	—	—	(40,155)
Property operating expenses	(10,299)	(7,950)	—	—	(18,249)
Real estate taxes	(9,354)	(3,568)	—	—	(12,922)
General and administrative expenses	—	—	—	(15,303)	(15,303)
Impairment charges	—	—	—	—	—
Gain on disposition of properties	—	142,148	—	—	142,148
Operating income	19,189	154,625	—	(15,303)	158,511
Interest income	—	—	4,788	—	4,788
Equity in earnings (losses) of unconsolidated affiliates	50	(1,558)	—	—	(1,508)
Interest expense	(12,303)	(9,749)	—	—	(22,052)
Realized and unrealized holding (losses) gains on investments and other	(616)	—	—	—	(616)
Income tax provision	—	—	—	(12)	(12)
Net income (loss)	6,320	143,318	4,788	(15,315)	139,111
Net loss attributable to redeemable noncontrolling interests	—	698	—	—	698
Net income attributable to noncontrolling interests	(1,236)	(108,096)	—	—	(109,332)
Net income attributable to Acadia shareholders	$5,084	$35,920	$4,788	$(15,315)	$30,477

Real estate at cost (a)	$3,432,033	$1,313,582	$—	$—	$4,745,615
Total assets (a)	$3,163,174	$1,215,051	$154,430	$—	$4,532,655
Cash paid for acquisition of real estate	$77,833	$—	$—	$—	$77,833
Cash paid for development and property improvement costs	$27,280	$4,936	$—	$—	$32,216

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Three Months Ended March 31, 2025
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$63,774	$38,866	$—	$—	$102,640
Other revenue	682	1,072	—	—	1,754
Depreciation and amortization expenses	(23,684)	(15,756)	—	—	(39,440)
Property operating expenses	(9,553)	(8,727)	—	—	(18,280)
Real estate taxes	(8,958)	(4,345)	—	—	(13,303)
General and administrative expenses	—	—	—	(11,597)	(11,597)
Impairment charges	—	(6,450)	—	—	(6,450)
Operating income	22,261	4,660	—	(11,597)	15,324
Interest income	—	—	6,096	—	6,096
Equity in earnings (losses) of unconsolidated affiliates	313	(2,026)	—	—	(1,713)
Interest expense	(9,379)	(13,868)	—	—	(23,247)
Loss on change in control	(9,622)	—	—	—	(9,622)
Realized and unrealized holding losses on investments and other	1,785	—	(164)	—	1,621
Income tax provision	—	—	—	(116)	(116)
Net income (loss)	5,358	(11,234)	5,932	(11,713)	(11,657)
Net loss attributable to redeemable noncontrolling interests	—	1,669	—	—	1,669
Net loss attributable to noncontrolling interests	209	11,387	—	—	11,596
Net income attributable to Acadia shareholders	$5,567	$1,822	$5,932	$(11,713)	$1,608

Real estate at cost (a)	$3,113,954	$1,877,653	$—	$—	$4,991,607
Total assets (a)	$2,978,291	$1,631,684	$125,701	$—	$4,735,676
Cash paid for acquisition of real estate	$124,427	$67,795	$—	$—	$192,222
Cash paid for development and property improvement costs	$5,912	$13,698	$—	$—	$19,610

(a)
Total assets for the Investment Management segment include $520.2 million and $537.4 million related to Fund II’s City Point property as of March 31, 2026 and 2025, respectively.

13. Share Incentive and Other Compensation

The Amended and Restated 2020 Share Incentive Plan (the “Amended and Restated 2020 Plan”), as approved by the Board and the Company’s shareholders, authorizes the issuance of up to 3,883,564 Common Shares. The Amended and Restated 2020 Plan allows for the issuance of options, Restricted Shares, LTIP Units, and other securities (collectively, the “Awards”) to, among others, the Company’s officers, trustees, and employees. As of March 31, 2026 a total of 1,321,106 shares remained available for issuance under the Amended and Restated 2020 Plan.

As of March 31, 2026, there was $29.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of Restricted Shares that vested during the three months ended March 31, 2026 and the year ended December 31, 2025, was $0.4 million and $0.7 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the three months ended March 31, 2026 and the year ended December 31, 2025, was $15.0 million and $9.9 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2026, the Company issued 593,577 time-based LTIP Units and 25,350 time-based restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan.

Additionally, the Company awarded 360,666 performance-based LTIP Units and 368 performance-based Restricted Share Units. These awards were measured at their fair value on the grant date.

For valuation of the 2026 and 2025 performance-based award grants, a Monte Carlo simulation was used to estimate the fair values of the grants. The assumptions include volatility (24.0% and 29.0%) and risk-free interest rates of (3.6% and 4.4%) for 2026 and 2025, respectively. The total fair value of the 2026 and 2025 grants will be expensed on a graded vesting basis over the vesting period of the award.

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the three months ended March 31, 2026 and the year ended December 31, 2025 were $17.33 and $21.29, respectively. The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $15.2 million for the three months ended March 31, 2026 and $14.7 million for the year ended December 31, 2025. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $6.2 million and $2.4 million for the three months ended March 31, 2026, and 2025, respectively, and is recorded in General and administrative in the Condensed Consolidated Statements of Operations.

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

Each Series A Preferred OP Unit is convertible into a fixed number of Common Shares. For periods in which the inclusion of Series A Preferred OP Units and their related income would reduce earnings per share, these units are treated as dilutive and are included in the computation of diluted earnings per Common Share. For the three months ended March 31, 2026, the Series A Preferred OP Units were dilutive and accordingly are included in the denominator for diluted earnings per share. For the three months ended March 31, 2025, the Series A Preferred OP Units were anti-dilutive and therefore excluded from the computation of diluted earnings per Common Share.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Numerator:
Net income attributable to Acadia shareholders	$30,477	$1,608
Less: adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	(1,793)	—
Less: net income attributable to participating securities	(333)	(339)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$28,351	$1,269

Denominator:
Weighted average shares for basic earnings per share	131,247,295	121,328,731
Effect of dilutive securities:
Series A Preferred OP Units	25,067	—
Employee unvested restricted shares	7,019	—
Assumed settlement of forward sales agreements (Note 10)	52,912	—
Denominator for diluted earnings per share	131,332,293	121,328,731

Basic earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.22	$0.01
Diluted earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.22	$0.01

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	—	188
Series A Preferred OP Units - Common share equivalent	—	25,067

Series C Preferred OP Units	—	66,519
Series C Preferred OP Units - Common share equivalent	—	230,967
Restricted shares	—	88,266

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

The Company consolidates certain VIEs in which it has determined it is the primary beneficiary. As of March 31, 2026, the Company had identified eight consolidated VIEs, including the Operating Partnership and the Funds.

Excluding the Operating Partnership and the Funds, the Company’s consolidated VIEs include 20 in-service REIT Portfolio operating properties: the Williamsburg Portfolio, 239 Greenwich Avenue, 8833 Beverly Boulevard, and the Renaissance Portfolio.

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

Since the Company conducts its business through the Operating Partnership and substantially all of its assets and liabilities are held by the Operating Partnership, the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, primarily reflect the assets and liabilities of the Operating Partnership, including those of its consolidated VIEs. The following table presents the assets and liabilities of the consolidated VIEs included in the Condensed Consolidated Balance sheets (in thousands):

(in thousands)	March 31, 2026	December 31, 2025
VIE ASSETS
Operating real estate, net	$1,415,025	$1,768,555
Investments in and advances to unconsolidated affiliates	50,669	53,255
Other assets, net	58,357	78,266
Right-of-use assets - operating leases, net	1,420	1,539
Cash and cash equivalents	26,354	30,429
Restricted cash	6,263	6,517
Rents receivable, net	23,656	29,324
Assets of property held for sale	18,908	—
Total VIE assets (a)	$1,600,652	$1,967,885

VIE LIABILITIES
Mortgage and other notes payable, net	$525,149	$793,840
Unsecured notes payable, net	61,250	61,250
Accounts payable and other liabilities	99,222	125,586
Lease liabilities - operating leases, net	1,480	1,604
Liabilities of property held for sale	161	—
Total VIE liabilities (a)	$687,262	$982,280
(a)
As of March 31, 2026 and December 31, 2025, total VIE assets of $586.2 million and $593.1 million, respectively, and total VIE liabilities of $162.7 million and $164.8 million, respectively, include third-party mortgage debt collateralized by the real estate assets of City Point, a Fund II property, of which $20.0 million is guaranteed by the Operating Partnership (Note 9). The Operating Partnership is also joint and severally liable for the outstanding balance of the Fund IV Term Loan, which had a balance of $61.3 million as of March 31, 2026 (Note 7, Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and serve as collateral under the respective property mortgage loans. These assets are restricted and may only be used to settle the corresponding obligations of the VIEs. Similarly, the remaining VIE liabilities are obligations of these consolidated VIEs and do not have recourse to the Operating Partnership or the Company.

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

As of March 31, 2026, the Company had interests in two unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company’s involvement in these entities consists of direct and indirect equity interests and contractual fee arrangements. These investments are accounted for under the equity method of accounting (Note 4). The Company’s maximum exposure to loss in these unconsolidated VIEs is limited to: (i) the carrying amount of its equity investment, and (ii) any debt guarantees provided (Note 9). The Company’s investment in the assets of these unconsolidated VIEs was $42.5 million and $42.6 million, respectively. The Company’s share of the liabilities of these unconsolidated VIEs was $39.0 million and $38.9 million as of March 31, 2026 and December 31, 2025, respectively.

The Company also holds a preferred equity investment in a VIE that is structured with characteristics that are substantially similar to a debt instrument and is accounted for as a note receivable. The Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance, and therefore does not consolidate the VIE. As of March 31, 2026, the carrying value of the investment was $82.9 million, which represents the Company’s maximum exposure to loss related to this VIE.

16. Subsequent Events

In April 2026, the Company closed a $108.9 million acquisition of retail condominium units at 4-6 and 28 Newbury Street in Boston, MA.

On April 17, 2026, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Facility”), which provides for (i) a $525.0 million revolving credit facility (unchanged in size from the existing credit facility), the maturity of which was extended from April 15, 2028 to April 17, 2030, subject to two six-month extension options, and which includes a $60.0 million letter of credit sublimit; (ii) a term loan of $512.5 million maturing April 17, 2031, reflecting an increase from, and extension of the maturity of, the existing $400.0 million term loan that was scheduled to mature on April 15, 2028; (iii) a $250.0 million term loan maturing May 29, 2030 (unchanged from the existing credit facility); and (iv) a new $137.5 million term loan maturing April 17, 2031. The Fourth Amended and Restated Credit Facility also includes an accordion feature permitting the Operating Partnership, at its option and subject to customary conditions, to increase total capacity to up to $2.0 billion.

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

The Company operates through two primary platforms:

REIT Portfolio: The REIT Portfolio consists of open-air and street retail properties located in premier urban retail corridors and select suburban markets characterized by strong demographics and limited new supply. These assets generate recurring rental revenues and benefit from contractual rent escalations and leasing activity.

Investment Management (“IM”): Through its investment management platform, the Company manages opportunistic and value-add retail real estate investments alongside institutional partners through its strategic opportunity funds (Fund II, Fund III, Fund IV, and Fund V) and select co-investment ventures. From time to time, assets previously held in the Company’s opportunity funds may be recapitalized or transitioned into new joint ventures with third-party partners as part of the portfolio lifecycle, while the Company retains an ownership interest and continues its role as operator and manager. The Company earns management fees and, in certain cases, incentive-based performance fees.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its subsidiaries. As of March 31, 2026, the Trust controlled approximately 96% of the Operating Partnership as its sole general partner.

As of March 31, 2026, the Company owned or had an ownership interest in 231 properties, including development or redevelopment projects (Note 1). The Company’s operating income is primarily derived from rental revenues from operating properties, including tenant expense recoveries, net of property operating and corporate overhead expenses.

In addition, the Company maintains a Structured Financing (“SF”) program through which it selectively invests in first mortgage loans and other real estate-backed notes.

The following table summarizes the Company’s wholly owned and partially owned retail properties and related physical occupancy as of March 31, 2026:

	Number of Properties		Operating Properties
	Development or Redevelopment (1)	Operating	GLA	Occupancy
REIT Portfolio:
Chicago Metro	2	38	595,660	88.8%
New York Metro	1	45	404,473	95.8%
Los Angeles Metro	—	2	23,757	100.0%
San Francisco Metro	2	—	—	—
Dallas Metro	20	8	59,522	85.3%
Washington D.C. Metro	—	33	407,644	92.0%
Boston Metro	—	1	1,051	0.0%
South Florida Metro	—	1	10,118	100.0%
Suburban	4	23	3,737,281	95.2%
Total REIT Portfolio	29	151	5,239,506	94.2%
Acadia Share of Total REIT Portfolio	29	151	4,978,793	94.1%

Investment Management:
Fund II	—	1	529,372	80.7%
Fund III	—	1	—	—
Fund IV	1	21	288,521	81.5%
Fund V	—	15	5,185,785	90.9%
Other	—	12	3,303,362	95.0%
Total Investment Management	1	50	9,307,040	91.5%
Acadia Share of Total Investment Management	1	50	2,092,222	90.0%

Total REIT and Investment Management	30	201	14,546,546	92.5%
Acadia Share of Total REIT and Investment Management	30	201	7,071,015	92.9%
(1)
Includes 11 pre-stabilized properties in the REIT Portfolio.

SIGNIFICANT ACTIVITIES DURING 2026 AND SUBSEQUENT EVENTS

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments: REIT Portfolio, Investment Management and Structured Financing. For purposes of the tables included below, these segments are abbreviated as “REIT”, “IM” and “SF”, respectively.

During the first quarter of 2026, the Company completed a number of transactions across its REIT Portfolio and Investment Management segments reflecting continued portfolio growth and deepening of relationships with key institutional partners.

REIT Portfolio

Within the REIT Portfolio, the Company continued to selectively deploy capital into retail assets located in established, high-barrier markets. During the quarter, the Company completed consolidated acquisitions totaling approximately $78.7 million, including:

•
$43.5 million acquisition of retail units at 225 Worth Avenue in Palm Beach, Florida;
•
$21.3 million acquisition of retail condominium units at 1045 and 1165 Madison Avenue in New York City;
•
$9.5 million strategic add-on acquisition of ground-lease interests at Rhode Island Place in Washington, D.C.; and
•
$4.4 million strategic add-on acquisition of a retail property and residential units at 846 West Armitage Avenue in Chicago.

These acquisitions were integrated into the Company’s existing REIT Portfolio and are consolidated.

In April 2026, the Company closed a $108.9 million acquisition of retail condominium units at 4-6 and 28 Newbury Street in Boston (Note 16).

Investment Management

During the first quarter of 2026, the Company completed several transactions through its Investment Management segment, consisting of equity investments in unconsolidated joint ventures and recapitalizations of existing assets (Note 2, Note 4).

In January 2026, the Company acquired a 20% equity interest in a joint venture that purchased the Shops at Skyview, a retail shopping center located in Queens, New York, for a total purchase price of $424.1 million. At closing, the joint venture secured a mortgage loan with a total commitment of $290.0 million, of which $277.0 million was funded at closing. Additionally, the Company provided a preferred equity investment of approximately $41.7 million. The Company’s equity contribution to the joint venture totaled approximately $22.5 million.

In February 2026, the Company completed a $435.8 million recapitalization of a seven-property, open-air retail portfolio. Six of the properties were previously held in Fund V, while one property (Avenue at West Cobb) was previously held in the Company’s wholly-owned portfolio. In connection with the transaction, the properties were contributed to two newly formed joint ventures and the Company retained a 20% non-controlling equity interest. Additionally, the Company provided seller financing to the Atlantic Portfolio joint venture in the form of a $27.5 million preferred equity investment. The transaction resulted in the deconsolidation of the properties and the recognition of a gain on disposition and deconsolidation of $112.3 million, of which the Company’s proportionate share was $22.1 million.

In March 2026, the Company completed a recapitalization of Pinewood Square, an open-air retail center in Lake Worth, Florida, with a gross transaction value of $68.4 million. The property was contributed to a newly formed joint venture, with the Company retaining a 20% non-controlling equity interest. The transaction resulted in the deconsolidation of the property and the recognition of a gain on deconsolidation of $4.1 million.

During the first quarter of 2026, the Company completed consolidated property dispositions within its Investment Management platform totaling approximately $104.6 million, including the sale of Landstown Commons for $102.0 million and the sale of 1964 Union Street for $2.6 million (Note 2).

These transactions reflect the Company’s continued execution of its strategic objectives, including portfolio growth, balance sheet optimization, and the expansion of its Investment Management platform.

Financing and Capital Activity

In connection with the Investment Management disposition and recapitalization activity, the Company retired approximately $269.5 million of property-level mortgage loans associated with assets sold or contributed to joint ventures. The Company also terminated related interest rate hedges in conjunction with these repayments.

On April 17, 2026, the Company entered into the Fourth Amended and Restated Credit Facility, which extended the maturity of our $525.0 million revolving credit facility (the size of which remained unchanged) from April 15, 2028 to April 17, 2030 (subject to two six-month extension options), increased our existing $400.0 million term loan to $512.5 million and extended its maturity from April 15, 2028 to April 17, 2031, and provided for a new $137.5 million term loan maturing April 17, 2031. The existing $250.0 million term loan maturing May 29, 2030 remained unchanged. The Fourth Amended and Restated Credit Facility also includes an accordion feature permitting the Operating Partnership, at its option and subject to customary conditions, to increase total capacity to up to $2.0 billion. We believe the refinancing extended our weighted average debt maturity and enhanced our liquidity position.

Common Share Activity

In March 2026, we settled 2,445,106 outstanding forward shares under the Company’s $500.0 million “at-the-market” program (the “ATM Program”) and received proceeds of $55.9 million, which were used to reduce outstanding borrowings and fund investment activity.

Economic and Other Considerations

Macroeconomic conditions, including inflationary pressures, elevated energy prices, higher interest rates, and broader geopolitical developments, continue to present risks for our business and the businesses of our tenants. While inflation has moderated from prior periods, certain operating and capital costs remain elevated. However, the majority of our leases include contractual rent escalations and expense recovery provisions, which help mitigate the impact of inflation on operating results. We also seek to manage operating expenses through cost-conscious property management practices and the use of multi-year service contracts where appropriate.

We seek to drive value across our portfolio through leasing momentum, active development and redevelopment projects, and strategic deployment of capital into high-quality assets. The Company manages its exposure to interest rate fluctuations primarily through the use of fixed-rate debt and interest rate derivative instruments, including interest rate swaps and caps that are designated as hedging instruments (Note 8). While higher interest rates have increased borrowing costs, we believe our capital structure and hedging strategy provide meaningful protection against interest rate volatility.

In addition, evolving trade policies, tariffs, sanctions and related geopolitical developments could impact certain tenants’ operations or consumer demand in our markets. The ultimate impact of these factors remains uncertain, and the Company continues to monitor these developments closely.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The results of operations by reportable segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	March 31, 2026				March 31, 2025				Change
	REIT	IM	SF	Total	REIT	IM	SF	Total	REIT	IM	SF	Total
Rental revenue	$62.6	$36.0	$—	$98.6	$63.8	$38.9	$—	$102.6	$(1.2)	$(2.9)	$—	$(4.0)
Other revenue	0.6	3.8	—	4.4	0.7	1.1	—	1.8	(0.1)	2.7	—	2.6
Depreciation and amortization	(24.4)	(15.8)	—	(40.2)	(23.7)	(15.8)	—	(39.4)	0.7	—	—	0.8
Property operating expenses	(10.3)	(8.0)	—	(18.2)	(9.6)	(8.7)	—	(18.3)	0.7	(0.7)	—	(0.1)
Real estate taxes	(9.4)	(3.6)	—	(12.9)	(9.0)	(4.3)	—	(13.3)	0.4	(0.7)	—	(0.4)
General and administrative expenses	—	—	—	(15.3)	—	—	—	(11.6)	—	—	—	3.7
Impairment charges	—	—	—	—	—	(6.5)	—	(6.5)	—	(6.5)	—	6.5
Gain on disposition of properties	—	142.1	—	142.1	—	—	—	—	—	142.1	—	142.1
Operating income (loss)	19.2	154.6	—	158.5	22.3	4.7	—	15.3	(3.1)	149.9	—	143.2
Interest income	—	—	4.8	4.8	—	—	6.1	6.1	—	—	(1.3)	(1.3)
Equity in earnings (losses) of unconsolidated affiliates	0.1	(1.6)	—	(1.5)	0.3	(2.0)	—	(1.7)	(0.2)	0.4	—	0.2
Interest expense	(12.3)	(9.7)	—	(22.1)	(9.4)	(13.9)	—	(23.2)	2.9	(4.2)	—	(1.1)
Loss on change in control	—	—	—	—	(9.6)	—	—	(9.6)	(9.6)	—	—	(9.6)
Realized and unrealized holding (losses) gains on investments and other	(0.6)	—	—	(0.6)	1.8	—	(0.2)	1.6	(2.4)	—	0.2	(2.2)
Income tax provision	—	—	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Net income (loss)	6.3	143.3	4.8	139.1	5.4	(11.2)	5.9	(11.7)	0.9	132.1	(1.1)	127.4
Net loss (income) attributable to redeemable noncontrolling interests	—	0.7	—	0.7	—	1.7	—	1.7	—	(1.0)	—	(1.0)
Net (income) loss attributable to noncontrolling interests	(1.2)	(108.1)	—	(109.3)	0.2	11.4	—	11.6	(1.4)	(119.5)	—	(120.9)
Net income (loss) attributable to Acadia shareholders	$5.1	$35.9	$4.8	$30.5	$5.6	$1.8	$5.9	$1.6	$(0.5)	$34.1	$(1.1)	$28.9

REIT Portfolio

Segment net income attributable to Acadia shareholders for our REIT Portfolio decreased $0.5 million for the three months ended March 31, 2026 compared to the prior year period as a result of the changes further described below.

Rental revenues for our REIT Portfolio decreased $1.2 million for the three months ended March 31, 2026 compared to the prior year period, primarily reflecting $8.4 million of non-recurring rental and termination income recognized in 2025 from Whole Foods at City Center in San Francisco, CA, partially offset by (i) $4.8 million from REIT acquisitions completed in 2025 and 2026 and (ii) $1.7 million related to the acquisition of an additional interest in, and consolidation of, the Renaissance Portfolio in 2025.

Interest expense for our REIT Portfolio increased $2.9 million for the three months ended March 31, 2026 compared to the prior year period primarily due to higher average outstanding borrowings in 2026 to partially fund investment activity.

Loss on change in control of $9.6 million recognized in the prior year period resulted from the remeasurement to fair value of the Company’s previously held equity method investment upon acquiring an additional 48% controlling interest in the Renaissance Portfolio in 2025 (Note 2).

Realized and unrealized holding gains on investments and other of $1.8 million in the prior-year period resulted from a change in the mark-to-market adjustment on the investment in marketable securities, which was liquidated in 2025.

Net income attributable to noncontrolling interests for our REIT Portfolio increased $1.4 million for the three months ended March 31, 2026 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above.

Investment Management

(all amounts below are consolidated amounts and are not representative of our proportionate share)

Segment net income attributable to Acadia shareholders for Investment Management increased $34.1 million for the three months ended March 31, 2026 compared to the prior year period as a result of the changes described below.

Rental revenues for Investment Management decreased $2.9 million for the three months ended March 31, 2026 compared to the prior year period due to Fund V property sales completed in 2026.

Other revenues for Investment Management increased $2.7 million for the three months ended March 31, 2026 compared to the prior year period primarily reflecting higher fee income from new Investment Management acquisitions in 2025 and 2026.

An impairment charge of $6.5 million was recognized in 2025 related to a shortened expected hold period at one Fund III property (Note 8).

Gain on disposition of properties of $142.1 million recognized in 2026 was related to the Fund V recapitalization and the dispositions of Landstown Commons and Avenue at West Cobb.

Interest expense for Investment Management decreased $4.2 million for the three months ended March 31, 2026 compared to the prior year period primarily due to the Fund V recapitalization and disposition of Landstown Commons in 2026.

Net income attributable to noncontrolling interests for Investment Management increased $119.5 million for the three months ended March 31, 2026 compared to the prior year period based on the noncontrolling interests’ share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $2.0 million for the three months ended March 31, 2026 compared to $2.3 million for the prior year period.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.” General and administrative expenses increased $3.7 million for the three months ended March 31, 2026 compared to the prior year period primarily due to higher compensation expenses, legal expenses, and other transaction costs in 2026. The increase in expense for the three months ended March 31, 2026 includes accelerated compensation cost related to a modification of vesting provisions in connection with a change in expected service period.

Structured Financing

Interest income for our Structured Financing portfolio decreased $1.3 million for the three months ended March 31, 2026 compared to the prior year period primarily due to the partial redemption of the redeemable noncontrolling interest of the City Point Loan in 2025 (Note 10).

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

A reconciliation of consolidated operating income to net operating income - REIT Portfolio follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Consolidated operating income	$158,511	$15,324
Add back:
General and administrative	15,303	11,597
Depreciation and amortization	40,155	39,440
Impairment charges	—	6,450
Gain on disposition of properties	(142,148)	—
Less:
Above/below-market rent, straight-line rent and other accounts (a)	(6,985)	(2,704)
Termination income (b)	—	(8,366)
Consolidated NOI	64,836	61,741

Redeemable noncontrolling interest in consolidated NOI	(1,840)	(1,888)
Noncontrolling interest in consolidated NOI	(14,997)	(17,655)
Less: Operating Partnership's interest in Investment Management NOI included above	(7,542)	(6,747)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (c)	1,358	1,279
REIT Portfolio NOI	$41,815	$36,730

(a)
Includes other accounts such as straight-line rent reserves and fee income.
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

	Three Months Ended March 31,
	2026	2025
REIT Portfolio NOI	$41,815	$36,730
Less properties excluded from Same-Property NOI	(2,973)	(52)
Same-Property NOI	$38,842	$36,678

Percent change from prior year period	5.9%

Components of Same-Property NOI:
Same-Property Revenues	$54,709	$51,442
Same-Property Operating Expenses	(15,867)	(14,764)
Same-Property NOI	$38,842	$36,678

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

	Three Months Ended March 31, 2026
REIT Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	12	12
GLA commencing	182,374	182,374
New base rent	$45.86	$48.52
Expiring base rent	$41.15	$39.48
Percent growth in base rent	11.4%	22.9%
Average cost per square foot (a)	$22.53	$22.53
Weighted average lease term (years)	6.0	6.0

(a) The average cost per square foot includes tenant improvement costs, leasing commissions, and tenant allowances.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of real estate. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate assets related to the Company’s main business and land held for the development of property for its operating portfolio, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Also consistent with NAREIT’s definition of FFO, the Company has elected to include gains and losses incidental to its main business in FFO. A reconciliation of net income attributable to Acadia shareholders to FFO follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025

Net income attributable to Acadia shareholders	$30,477	$1,608

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	35,851	31,607
Impairment charges (net of noncontrolling interests' share)	—	1,583
Net gain on disposition of properties (net of noncontrolling interests' share)	(30,954)	—
Loss on change in control	—	9,622
Income attributable to Common OP Unit holders	1,496	96
Distributions - Preferred OP Units	5	67
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$36,875	$44,583

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2026, we paid dividends and distributions on our Common Shares and preferred units of limited partnership interest (“Preferred OP Units”) totaling $28.4 million.

Investments

As previously discussed, during the three months ended March 31, 2026, we deployed approximately $181.3 million in cash outlays related to acquisitions within our REIT Portfolio and equity investments and recapitalizations completed through our Investment Management platform.

Structured Financing Investments

During the three months ended March 31, 2026, we provided advances under preferred equity investments aggregating to $69.2 million (Note 4).

Capital Commitments

As of March 31, 2026, our share of the remaining capital commitments to the Funds aggregated $11.5 million as follows:

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

We do not have any additional capital commitments to the Funds other than the remaining amounts described above.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $49.8 million and $44.1 million, as of March 31, 2026 and December 31, 2025, respectively. The Company’s share of these obligations is approximately $37.7 million and $37.1 million, respectively (Note 9).

Development Activities

During the three months ended March 31, 2026, capitalized costs associated with development activities totaled $11.0 million (Note 2). As of March 31, 2026, we had a total of 20 consolidated projects under development or redevelopment, for which the estimated total cost to complete these projects through 2028 was $91.3 million to $122.2 million, respectively. These estimates exclude assets for which redevelopment or development plans are still being evaluated and for which costs are not yet determinable.

Substantially all remaining development and redevelopment costs are discretionary, other than the construction and tenant improvement commitments disclosed in Note 9, and could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, elevated interest rates, global macroeconomic conditions, the imposition of tariffs and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Debt

A summary of our consolidated debt, which includes the full amount of Investment Management related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	March 31,	December 31,
	2026	2025

Total Debt - Fixed and Effectively Fixed Rate	$1,305,470	$1,502,753
Total Debt - Variable Rate	298,790	370,614
	1,604,260	1,873,367
Net unamortized debt issuance costs	(8,684)	(11,387)
Unamortized premium	700	926
Total Indebtedness	$1,596,276	$1,862,906

As of March 31, 2026, our consolidated indebtedness aggregated $1,604.3 million, excluding $0.7 million of unamortized premium and $8.7 million of net unamortized loan costs, and was secured by 37 properties and related tenant leases. Maturities on our outstanding indebtedness ranged from May 1, 2026 to April 15, 2035, excluding available extension options.

Taking into consideration $1,054.4 million of notional principal under variable-to-fixed interest rate swap agreements currently in effect, $1,305.5 million, or 81.4%, of the Company’s consolidated debt was fixed at a weighted-average interest rate of 4.67%, and $298.8 million, or 18.6%, was floating at a weighted-average interest rate of 5.73% as of March 31, 2026. Variable-rate debt included $32.2 million subject to interest rate cap agreements.

Without regard to available extension options, as of March 31, 2026, we had (i) $233.4 million of consolidated debt maturing in 2026 at a weighted-average interest rate of 6.11%, (ii) $2.5 million of scheduled principal amortization due during the remainder of 2026, and (iii) $46.7 million representing the Company’s pro-rata share of scheduled principal payments and maturities on unconsolidated debt during 2026. In addition, $281.4 million of consolidated debt and $48.5 million representing the Company’s pro-rata share of unconsolidated debt will mature by March 31, 2027.

The Company has extension options on consolidated debt aggregating $134.2 million maturing in 2026 and $96.3 million maturing in 2027; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. With respect to the debt maturing in the remainder of 2026, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance such obligations on favorable terms or at all. For the remaining indebtedness, we may not have sufficient cash on hand to repay such obligations, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all.

Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the current inflationary environment, elevated interest rates, tariff policies, and other risks, including, but not limited to those detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available as of March 31, 2026 (Note 10). We did not repurchase any shares under this program during the three months ended March 31, 2026.

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

Our cash on hand in our consolidated subsidiaries as of March 31, 2026 totaled $31.4 million. Our remaining sources of liquidity are described further below. Depending upon the availability and cost of external capital, we believe our sources of capital are sufficient to meet our liquidity needs. Our historical cash flow uses are reflected in our Condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

Issuances of Common Shares

Our ATM Program (Note 10) provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an “as-we-go” basis to fund our capital needs.

As of March 31, 2026, we physically settled 2,445,106 forward shares under the ATM Program in exchange for aggregate net proceeds of $55.9 million, which were used to reduce outstanding borrowings and fund investment activity. As of March 31, 2026, we had unsettled forward equity contracts to sell 12,293,731 shares for estimated aggregate net cash proceeds of $239.2 million. We also had $199.1 million of remaining availability for future share issuance under the ATM program.

Investment Management Capital

As of March 31, 2026, unfunded capital commitments from noncontrolling interests within Funds II, III, IV and V were zero, $0.6 million, $18.5 million and $22.9 million, respectively.

Financing and Debt

As of March 31, 2026, we had $433.5 million of capacity under existing REIT Portfolio debt facilities. In addition, our REIT Portfolio and Investment Management platform included 146 unleveraged consolidated properties with an aggregate carrying value of approximately $2.3 billion; however, there can be no assurance that financing would be available for these properties at favorable terms, if at all (Note 7). See also “—Financing and Capital Activity” for details on our Fourth Amended and Restated Credit Facility entered into in April 2026.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2026 with the cash flow for the three months ended March 31, 2025 (in millions, totals may not add due to rounding):

	Three Months Ended March 31,
	2026	2025	Variance

Net cash provided by operating activities	$31.4	$25.9	$5.5
Net cash provided by (used in) investing activities	367.6	(196.0)	563.6
Net cash (used in) provided by financing activities	(407.1)	186.7	(593.8)
(Decrease) increase in cash and cash equivalents and restricted cash	$(8.1)	$16.6	$(24.7)

Operating Activities

Net cash provided by operating activities primarily reflects the Company’s operating results, adjusted for non-cash items and changes in working capital.

Net cash provided by operating activities increased by $5.5 million for the three months ended March 31, 2026 compared to the prior year period, primarily reflecting improved operating performance driven by acquisition activity and additional lease‑up activity across the portfolio.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Net cash provided by investing activities increased by $563.6 million for the three months ended March 31, 2026 compared to the prior year period, primarily due to (i) $543.7 million of higher cash inflows from real estate dispositions and (ii) $102.7 million of lower cash outflows for acquisitions. These increases were partially offset by (i) $62.8 million of higher cash used for investments in unconsolidated affiliates and (ii) $12.6 million of increased spending on development, construction, and property improvements.

Financing Activities

Net cash provided by financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Net cash used in financing activities increased by $593.8 million for the three months ended March 31, 2026 compared to the prior year period, primarily due to (i) $221.7 million of lower proceeds from the issuance of Common Shares, (ii) $199.3 million of increased repayments of debt, (iii) $158.6 million of higher capital distributions to noncontrolling interests, (iv) $8.0 million of lower contributions from noncontrolling interests, and (v) $3.5 million of higher dividend payments.

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

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		March 31, 2026
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
Tri-City Plaza	18.1%	$6.3	6.00%	Apr 2026
Frederick County Square	18.1%	4.4	6.18%	May 2026
650 Bald Hill Rd	20.8%	3.0	3.75%	Jun 2026
840 N. Michigan	94.4%	32.7	6.50%	Dec 2026
Wood Ridge Plaza	18.1%	6.5	7.14%	Mar 2027
La Frontera	18.1%	10.0	6.11%	Jun 2027
Riverdale FC	18.0%	6.8	6.62%	Nov 2027
Georgetown Portfolio	50.0%	6.7	4.72%	Dec 2027
LINQ Promenade(d)	15.0%	26.3	5.42%	Dec 2027
Shoppes at South Hills(b)	18.1%	5.9	5.95%	Mar 2028
Mohawk Commons	18.1%	7.0	5.80%	Mar 2028
The Walk at Highwoods Preserve(b)	20.0%	4.1	6.25%	Oct 2028
Shops at Skyview(c)	20.0%	55.3	5.17%	Jan 2029
Atlantic Portfolio(c)	20.0%	51.1	4.98%	Feb 2029
Avenue at West Cobb(c)	20.0%	8.5	4.98%	Feb 2029
Crossroads Shopping Center(c)	49.0%	36.8	5.78%	Nov 2029
Pinewood Square(b)	20.0%	9.0	5.51%	Mar 2030
Gotham Plaza	49.0%	13.7	5.90%	Oct 2034

Total		$294.1

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect as of March 31, 2026, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.
(d)
The debt has one available 24-month extension option.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 in the Notes to Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of March 31, 2026

Our primary market risk exposure is to changes in interest rates related to our property mortgage loans and other debt. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for certain quantitative details related to our property mortgage loans and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2026, total property mortgage loans and other notes payable aggregated $1,604.3 million, excluding $0.7 million of unamortized premium and $8.7 million of net unamortized debt issuance costs. Of this amount $1,305.5 million, or 81.4%, was fixed-rate, including debt with rates effectively fixed through the use of derivative financial instruments, and $298.8 million, or 18.6%, was variable-rate based upon the Secured Overnight Financing Rate (“SOFR”) or Prime rates plus applicable spreads.

As of March 31, 2026, we were party to 30 interest rate swap agreements and one interest rate cap agreement, which together hedged interest rate exposure on $1,054.4 million and $32.2 million of variable-rate debt, respectively.

If the Company decided to employ higher leverage levels, it would be subject to higher debt service requirements and an increased risk of default, which could adversely affect financial condition, cash flows and ability to make distributions to shareholders. In addition, increases or changes in interest rates could increase borrowing costs and may limit the Company’s ability to refinance its indebtedness.

The following table sets forth information as of March 31, 2026 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

REIT Portfolio Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$1.8	$102.0	$103.8	6.1%
2027	4.8	45.1	49.9	4.8%
2028	1.8	561.9	563.7	4.1%
2029	1.2	97.1	98.3	5.5%
2030	0.3	326.6	326.9	4.4%
Thereafter	1.0	—	1.0	5.9%
	$10.9	$1,132.7	$1,143.6

Investment Management Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$0.7	$131.4	$132.1	6.2%
2027	0.5	103.3	103.8	6.4%
2028	—	224.8	224.8	5.3%
2029	—	—	—	—%
2030	—	—	—	—%
Thereafter	—	—	—	—%
	$1.2	$459.5	$460.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$4.7	$42.0	$46.7	6.2%
2027	1.1	55.0	56.1	5.8%
2028	0.1	16.8	16.9	6.0%
2029	0.3	151.4	151.7	5.2%
2030	—	9.0	9.0	5.5%
Thereafter	—	13.7	13.7	5.9%
	$6.2	$287.9	$294.1

Without regard to available extension options, during the remainder of 2026, $235.9 million of our total consolidated debt and $46.7 million representing our pro-rata share of unconsolidated debt will mature. In addition, $153.8 million of consolidated debt and $56.1 million representing our pro-rata share of unconsolidated debt will mature in 2027. With respect to this maturing debt, we have extension options on consolidated debt aggregating $134.2 million maturing in 2026 and $96.3 million maturing in 2027 as of March 31, 2026; however, there can be no assurance that the Company will be able successfully execute any or all of its available extension options.

The Company expects to refinance some or all of such debt at the then-prevailing market interest rates, which may be greater than the current interest rates. Based on outstanding balances, a 100 basis point increase in interest rates on refinanced debt would increase annual interest expense by approximately $4.9 million, of which the Company’s pro-rata share would be $2.6 million.

As of March 31, 2026, the Company had variable-rate debt of $298.8 million, net of variable-to-fixed interest rate swap agreements currently in effect. A 100 basis point increase in applicable interest rate indices would increase annual interest expense on such debt by approximately $3.0 million, of which the Company’s pro-rata share would be $1.2 million. We may seek additional variable-rate financing if pricing and other commercial and financial terms are favorable and would consider hedging associated interest rate risk through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of March 31, 2026, the estimated fair value of our total consolidated outstanding debt would decrease by approximately $7.6 million assuming a 100 basis point increase in interest rates. Conversely, a 100 basis point decrease in interest rates would increase the estimated fair value of our total outstanding debt by approximately $5.1 million.

As of March 31, 2026, and December 31, 2025, we had consolidated notes receivable of $154.4 million and $154.9 million, respectively. The estimated fair value of our notes receivable was determined by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing. Based on our outstanding notes receivable balances as of March 31, 2026, a 100 basis point increase in interest rates would decrease the estimated fair value of our total outstanding notes receivable by approximately $1.1 million, while a 100 basis point decrease would increase the estimated fair value by approximately $1.1 million.

Summarized Information as of December 31, 2025

As of December 31, 2025, we had total property mortgage loans and other notes payable of $1.9 billion, excluding the unamortized premium of $0.9 million and unamortized debt issuance costs of $11.4 million, of which $1.5 billion, or 80.2%, was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $370.6 million, or 19.8%, was variable-rate based upon SOFR rates plus applicable spreads. As of December 31, 2025, we were party to 35 interest rate swap and one interest rate cap agreement to hedge our exposure to changes in interest rates with respect to $1.2 billion and $32.2 million of SOFR-based variable-rate debt, respectively.

Interest expense on our variable-rate debt of $370.6 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2025, would have increased $3.7 million if corresponding rate indices increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2025, the fair value of our total outstanding debt would have decreased by approximately $9.4 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $6.1 million.

Changes in Market Risk Exposures from December 31, 2025 to March 31, 2026

Our interest rate risk exposure from December 31, 2025, to March 31, 2026, has decreased on an absolute basis, as the $370.6 million of variable-rate debt as of December 31, 2025 has decreased to $298.8 million as of March 31, 2026. Our interest rate exposure as a percentage of total debt has decreased, as our variable-rate debt accounted for 19.8% of our consolidated debt as of December 31, 2025 compared to 18.6% as of March 31, 2026.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2026, at a reasonable level of assurance.

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

ITEM 1A. RISK FACTORS.

Except to the extent additional factual information disclosed elsewhere in this Report relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended March 31, 2026, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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
(Principal Accounting Officer)

Dated: April 29, 2026