Form 10-Q
period 2026-06-30
ACADIA REALTY TRUST
filed 2026-07-29
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 24, 2026, there were 137,332,722 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Acadia Realty Trust, a Maryland real estate investment trust (the “Company”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for the purposes of complying with those safe harbor provisions, in each case, to the extent applicable. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative thereof, or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results and financial performance to be materially different from future results and financial performance expressed or implied by such forward-looking statements, including, but not limited to: (i) macroeconomic conditions, including due to geopolitical instability, contemplated tariff increases and other trade restrictions, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries and elevated inflation; (ii) our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (iii) changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and their effect on our revenues, earnings and funding sources and those of our tenants; (iv) increases in our borrowing costs as a result of elevated inflation, changes in interest rates and other factors; (v) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; (vi) our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition; (vii) our ability to obtain the financial results expected from our development and redevelopment projects; (viii) our tenants’ ability and willingness to renew their leases with us upon expiration, our ability to re-lease our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant; (ix) our potential liability for environmental matters; (x) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (xi) the economic, political and social impact of, and uncertainty surrounding, any future public health crisis, which may adversely affect us and our tenants’ business, financial condition, results of operations and liquidity; (xii) uninsured losses; (xiii) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations; (xiv) information technology (“IT”) security breaches, including increased cybersecurity risks relating to the use of remote technology and artificial intelligence (“AI”); (xv) risks associated with our use of AI tools, which could result in reputational harm, and legal or regulatory liability; (xvi) the loss of key executives; and (xvii) the accuracy of our methodologies and estimates regarding corporate responsibility metrics, goals and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our corporate responsibility efforts.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share and per share data)	2026	2025
ASSETS	(Unaudited)
Investments in real estate
Operating real estate, net	$3,677,439	$3,983,754
Real estate under development	194,222	167,051
Net investments in real estate	3,871,661	4,150,805
Notes receivable, net ($2,180 and $1,638 of allowance for credit losses as of June 30, 2026 and December 31, 2025, respectively)(a)	154,501	154,892
Investments in and advances to unconsolidated affiliates	263,598	161,955
Other assets, net	194,661	223,980
Right-of-use assets - operating leases, net	21,589	23,594
Cash and cash equivalents	32,960	38,818
Restricted cash	16,272	18,081
Rents receivable, net	55,430	65,027
Assets of property held for sale	6,835	—
Total assets (b)	$4,617,507	$4,837,152

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$480,045	$893,944
Unsecured notes payable, net	1,113,650	879,462
Unsecured line of credit	43,323	89,500
Accounts payable and other liabilities	229,641	273,479
Lease liabilities - operating leases	23,852	25,972
Dividends and distributions payable	29,185	28,526
Distributions in excess of income from, and investments in, unconsolidated affiliates	16,914	16,838
Total liabilities (b)	1,936,610	2,207,721
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	4,499	9,113
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 137,329,896 and 131,036,560 shares as of June 30, 2026 and December 31, 2025, respectively	137	131
Additional paid-in capital	2,829,749	2,710,651
Accumulated other comprehensive income	25,838	15,585
Distributions in excess of accumulated earnings	(519,027)	(500,720)
Total Acadia shareholders’ equity	2,336,697	2,225,647
Noncontrolling interests	339,701	394,671
Total equity	2,676,398	2,620,318
Total liabilities, redeemable noncontrolling interests, and equity	$4,617,507	$4,837,152

(a)
Includes Notes receivable, net from related parties of $14.4 million and $14.3 million as of June 30, 2026 and December 31, 2025, respectively (Note 3).
(b)
Includes consolidated assets and liabilities of Acadia Realty Limited Partnership (the “Operating Partnership”), including those of its consolidated variable interest entities (“VIEs”) (Note 15), consisting of: $1,002.0 million and $1,768.6 million of Operating real estate, net; $37.1 million and $53.3 million of Investments in and advances to unconsolidated affiliates; $41.0 million and $78.3 million of Other assets, net; $1.3 million and $1.5 million of Right-of-use assets - operating leases, net; $27.2 million and $30.4 million of Cash and cash equivalents; $7.0 million and $6.5 million of Restricted cash; $11.9 million and $29.3 million of Rents receivable, net; $6.8 million and $- million of Assets of property held for sale, $381.0 million and $793.8 million of Mortgage and other notes payable, net; $52.3 million and $61.3 million of Unsecured notes payable, net; $79.7 million and $125.6 million of Accounts payable and other liabilities; $1.4 million and $1.6 million of Lease liabilities- operating leases, net, as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Rental	$91,188	$98,297	$189,756	$200,937
Other	4,235	2,295	8,659	4,049
Total revenues	95,423	100,592	198,415	204,986
Expenses
Depreciation and amortization	35,162	39,269	75,317	78,709
General and administrative	11,782	11,532	27,085	23,129
Real estate taxes	12,735	13,317	25,657	26,620
Property operating	17,039	17,524	35,288	35,804
Impairment charges	—	18,190	—	24,640
Total expenses	76,718	99,832	163,347	188,902

Gain on disposition of properties	3,969	—	146,117	—
Operating income	22,674	760	181,185	16,084
Equity in earnings (losses) of unconsolidated affiliates	13,929	(4,191)	12,421	(5,904)
Interest income (a)	6,557	6,358	11,345	12,454
Realized and unrealized holding (losses) gains on investments and other	(33)	(54)	(649)	1,567
Interest expense	(20,143)	(23,604)	(42,195)	(46,851)
Loss on change in control	—	—	—	(9,622)
Income (loss) from continuing operations before income taxes	22,984	(20,731)	162,107	(32,272)
Income tax provision	(154)	(211)	(166)	(327)
Net income (loss)	22,830	(20,942)	161,941	(32,599)
Net loss attributable to redeemable noncontrolling interests	981	1,724	1,679	3,393
Net (income) loss attributable to noncontrolling interests	(12,773)	21,181	(122,105)	32,777
Net income attributable to Acadia shareholders	$11,038	$1,963	$41,515	$3,571

Basic income per share	$0.05	$0.01	$0.27	$0.02
Diluted income per share	$0.05	$0.01	$0.27	$0.02

Weighted average shares for basic income per share	133,627	130,981	132,444	126,182
Weighted average shares for diluted income per share	133,825	130,981	132,642	126,182
(a)
Includes interest income on Notes receivable, net from related parties, advances to unconsolidated affiliates, and loans to redeemable noncontrolling interest holders of $3.2 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $6.0 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively (Note 3, Note 10).

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Net income (loss)	$22,830	$(20,942)	$161,941	$(32,599)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	8,331	(4,715)	16,216	(15,000)
Reclassification of realized interest on swap agreements	(1,772)	(3,542)	(3,565)	(7,463)
Other comprehensive income (loss)	6,559	(8,257)	12,651	(22,463)
Comprehensive income (loss)	29,389	(29,199)	174,592	(55,062)
Comprehensive loss attributable to redeemable noncontrolling interests	981	1,724	1,679	3,393
Comprehensive (income) loss attributable to noncontrolling interests	(13,551)	22,356	(124,503)	36,572
Comprehensive income (loss) attributable to Acadia shareholders	$16,819	$(5,119)	$51,768	$(15,097)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2026 and 2025

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of April 1, 2026	133,514	$134	$2,755,574	$20,057	$(498,735)	$2,277,030	$358,497	$2,635,527	$8,457
Issuance of Common Shares, net	3,764	3	71,472	—	—	71,475	—	71,475	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	26	—	451	—	—	451	(451)	—	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(27,462)	(27,462)	(1,621)	(29,083)	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(3,868)	(3,868)	—	(3,868)	3,868
Acquisition of noncontrolling interest (Note 10)	—	—		—	—	—		—	(8,627)
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(2,373)
Employee and trustee stock compensation, net	26	—	289	—	—	289	3,064	3,353	—
Noncontrolling interest distributions	—	—	—	—	—	—	(33,108)	(33,108)
Noncontrolling interest contributions	—	—	—	—	—	—	1,732	1,732	4,155
Comprehensive income (loss)	—	—	—	5,781	11,038	16,819	13,551	30,370	(981)
Reallocation of noncontrolling interests	—	—	1,963	—	—	1,963	(1,963)	—	—
Balance as of June 30, 2026	137,330	$137	$2,829,749	$25,838	$(519,027)	$2,336,697	$339,701	$2,676,398	$4,499

Balance as of April 1, 2025	130,956	$131	$2,704,731	$27,064	$(433,966)	$2,297,960	$464,786	$2,762,746	$25,897
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	23	—	395	—	—	395	(395)	—	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(26,202)	(26,202)	(1,447)	(27,649)	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(3,009)
Employee and trustee stock compensation, net	32	—	66	—	—	66	2,969	3,035	—
Noncontrolling interest distributions	—	—	—	—	—	—	(4,875)	(4,875)	—
Noncontrolling interest contributions	—	—	—	—	—	—	377	377	10
Comprehensive (loss) income	—	—	—	(7,082)	1,963	(5,119)	(22,356)	(27,475)	(1,724)
Reallocation of noncontrolling interests	—	—	2,026	—	—	2,026	(2,026)	—	—
Balance as of June 30, 2025	131,011	$131	$2,707,218	$19,982	$(458,205)	$2,269,126	$437,033	$2,706,159	$21,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2026 and 2025

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2026	131,037	$131	$2,710,651	$15,585	$(500,720)	$2,225,647	$394,671	$2,620,318	$9,113
Issuance of Common Shares, net	6,210	6	127,308	—	—	127,314	—	127,314	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	44		751	—	—	751	(751)	—	—
Dividends/distributions declared ($0.40 per Common Share/OP Unit)	—	—	—	—	(54,161)	(54,161)	(3,242)	(57,403)	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(5,661)	(5,661)	—	(5,661)	5,661
Acquisition of noncontrolling interest (Note 10)	—	—	—	—	—	—	—	—	(8,627)
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(4,119)
Employee and trustee stock compensation, net	39	—	405	—	—	405	9,359	9,764	—
Noncontrolling interest distributions		—	—	—	—	—	(195,943)	(195,943)	(5)
Noncontrolling interest contributions	—	—	—	—	—	—	1,738	1,738	4,155
Comprehensive (loss) income	—	—	—	10,253	41,515	51,768	124,503	176,271	(1,679)
Reallocation of noncontrolling interests	—	—	(9,366)	—	—	(9,366)	9,366	—	—
Balance at June 30, 2026	137,330	$137	$2,829,749	$25,838	$(519,027)	$2,336,697	$339,701	$2,676,398	$4,499

Balance at January 1, 2025	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583
Issuance of Common Shares, net	11,173	11	277,495	—	—	277,506	—	277,506	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	136	—	2,113	—	—	2,113	(2,113)	—	—
Dividends/distributions declared ($0.40 per Common Share/OP Unit)	—	—	—	—	(52,393)	(52,393)	(2,891)	(55,284)	—
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	29,573	29,573	—
City Point Loan accrued interest	—	—	—	—	—	—	—	—	(6,026)
Employee and trustee stock compensation, net	44	—	204	—	—	204	5,446	5,650	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9,674)	(9,674)	—
Noncontrolling interest contributions	—	—	—	—	—	—	8,368	8,368	10
Comprehensive (loss) income	—	—	—	(18,668)	3,571	(15,097)	(36,572)	(51,669)	(3,393)
Reallocation of noncontrolling interests	—	—	(8,879)	—	—	(8,879)	8,879	—	—
Balance at June 30, 2025	131,011	$131	$2,707,218	$19,982	$(458,205)	$2,269,126	$437,033	$2,706,159	$21,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$161,941	$(32,599)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,317	78,709
Gain on disposition of properties and other investments	(146,117)	—
Impairment charges	—	24,640
Stock compensation expense	9,712	5,650
Straight-line rents	(2,552)	(951)
Equity in (gains) losses of unconsolidated affiliates	(12,421)	5,904
Distributions of operating income from unconsolidated affiliates	14,772	1,472
Amortization of financing costs	4,262	4,137
Non-cash lease expense	2,005	2,007
Net unrealized holding losses (gains) on investments	—	(1,543)
Loss on change in control	—	9,622
Other, net	(5,490)	(5,250)
Changes in assets and liabilities:
Accounts receivable	6,131	(3,969)
Accounts payable and accrued expenses	(4,920)	(2,938)
Prepaid expenses and other assets	2,804	15,084
Other liabilities	(13,714)	(7,252)
Lease liabilities - operating leases	(2,120)	(2,023)
Net cash provided by operating activities	89,610	90,700
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of properties	(196,302)	(344,647)
Proceeds from the disposition of properties and other investments, net	572,015	—
Development, construction and property improvement costs	(57,289)	(47,528)
Payment of deferred leasing costs	(5,536)	(5,908)
Investments and advances in unconsolidated affiliates	(68,334)	(5,229)
Return of capital from unconsolidated affiliates	19,763	4,639
Issuance of note receivable	(150)	(20,141)
Proceeds from repayment of note receivable	—	807
Refund of deposits for properties under purchase contract	4,000	11,125
Proceeds from sale of marketable securities	—	5,406
Increase in cash upon change of control	—	6,777
Net cash provided by (used in) investing activities	268,167	(394,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of Common Shares and settlement of forward equity contracts	127,314	277,519
Proceeds from unsecured notes payable and line of credit	590,300	837,700
Proceeds received from mortgages payable	41,557	3,321
Principal payments on unsecured debt and line of credit	(395,477)	(623,200)
Principal payments on mortgages payable	(457,423)	(107,399)
Prepayment penalty on early debt extinguishment	(2,150)	—
Payment of deferred financing and other costs	(13,465)	(2,863)
Contributions from noncontrolling interests	5,893	8,378
Distributions to noncontrolling interests	(199,791)	(12,803)
Dividends paid to Common Shareholders	(52,910)	(48,926)
Acquisition of noncontrolling interest	(8,627)	—
Payments of finance lease obligations	(665)	378
Net cash (used in) provided by financing activities	(365,444)	332,105
(Decrease) increase in cash and cash equivalents and restricted cash	(7,667)	28,106
Cash and cash equivalents of $38,818 and $16,806 and restricted cash of $18,081 and $22,897, respectively, beginning of period	56,899	39,703
Cash and cash equivalents of $32,960 and $42,780 and restricted cash of $16,272 and $25,029, respectively, end of period	$49,232	$67,809

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $4,830 and $5,412 respectively (a)	$48,079	$53,716
Cash paid for income taxes, net of refunds	$163	$330

Supplemental disclosure of non-cash investing and financing activities
Dividends/Distributions declared and payable	$29,084	$27,649
Assumption of accounts payable and accrued expenses through acquisition of real estate	$2,138	$—
Conversion of Common and Preferred OP Units to Common Shares	$751	$2,113
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$4,131	$6,020
Adjustment of redeemable non-controlling interest to estimated redemption value	$5,661	$—
Changes in accrued development, construction and property improvement costs included in Accounts payable and other liabilities	$12,730	$—
Note receivable and accrued interest exchanged for redeemable noncontrolling interest	$58,471	$—
Properties contributed to unconsolidated affiliates	$55,438	$—

Increase (decrease) in assets and liabilities resulting from the consolidation of previously unconsolidated investment:
Operating real estate	$—	$201,700
Mortgage and other notes payable	—	156,117
Investments in and advances to unconsolidated affiliates	—	(28,516)
Rents receivable and other assets	—	654
Accounts payable and other liabilities	—	4,548
Noncontrolling interests	—	29,572

(a)
Cash paid during the period for interest only includes payments made on our mortgages and does not capture the effect of hedging instruments. The Company received net cash from interest rate swap settlements of $2.9 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively.

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

The Company owns and operates a high-quality real estate portfolio, primarily comprised of street and open-air retail assets in the nation’s most dynamic retail corridors (the “REIT Portfolio”). This portfolio is complemented by an investment management platform that leverages institutional capital relationships to pursue opportunistic, high-yield, and/or value-add investments (“Investment Management”). As of June 30, 2026, the Company held ownership interests in 183 REIT Portfolio properties (including properties in various stages of development and redevelopment) and 48 Investment Management properties across the United States.

All of the Company’s assets are held by, and its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. At June 30, 2026 and December 31, 2025, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share in the cash distributions and profits and losses of the Operating Partnership in proportion to its percentage interest.

The remaining interests are held by limited partners, consisting primarily of entities or individuals that contributed interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”), as well as employees who have been granted restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP and LTIP Units generally have the right to exchange their units on a one-for-one basis for common shares of beneficial interest, par value $0.001 per share, of the Company (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

The Investment Management platform operates through the Company’s consolidated opportunity funds, including: Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund II, Fund III and Fund IV, the “Funds”), as well as 7 unconsolidated co-investment vehicles with institutional partners in which the Company holds equity ownership interests ranging from 5% to 20% (Note 4). The Company consolidates the Funds as variable interest entities, as it is the primary beneficiary through its role as sole general partner or managing member.

The Operating Partnership earns fees or priority distributions for asset management, property management, construction, development, leasing, and legal services provided to the Funds. Cash flows from the Funds are distributed pro-rata to partners and members (including the Operating Partnership) until each receives a cumulative preferred return (“Preferred Return”) and full return of capital. Thereafter, remaining cash flows are distributed 20% to the Operating Partnership (“Promote”) and 80% to the partners or members (including the Operating Partnership). All intercompany transactions between the Funds and the Operating Partnership are eliminated in consolidation.

In June 2026, the Company’s ownership interest in Fund II increased from 80% to 100% (Note 10). The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of June 30, 2026 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of June 30, 2026 (a)
Fund III	5/2007	24.54%	449.2	0.8	39.63%	6%	616.3
Fund IV	5/2012	23.12%	508.3	21.7	23.12%	6%	221.4
Fund V	8/2016	20.10%	491.3	28.7	20.10%	6%	432.1

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share. All returns and distributions referenced are presented net of fees and promote.
(b)
Amount represents the current economic ownership as of June 30, 2026, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”) that more closely aligns hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company expects to early adopt the requirements in the third quarter of 2026. The adoption of ASU 2025-09 is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the Condensed Consolidated Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Buildings and improvements	$3,089,483	$3,421,366
Tenant improvements	324,002	339,414
Land	1,176,836	1,147,236
Construction in progress	30,564	32,969
Right-of-use assets - finance leases (Note 11)	61,366	61,366
Total	4,682,251	5,002,351
Less: Accumulated depreciation and amortization	(1,004,812)	(1,018,597)
Operating real estate, net	3,677,439	3,983,754
Real estate under development	194,222	167,051
Net investments in real estate	$3,871,661	$4,150,805

Acquisitions

During the six months ended June 30, 2026, the Company acquired the following consolidated REIT Portfolio retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price (a)
2026 REIT Portfolio Acquisitions
1045 and 1165 Madison Avenue - New York, NY	100%	January 29, 2026	$21,313
Rhode Island Place - Washington, D.C.	100%	March 4, 2026	9,464
846 W. Armitage Avenue - Chicago, IL	100%	March 5, 2026	4,440
225 Worth Avenue - Palm Beach, FL	100%	March 27, 2026	43,469
4-6 Newbury Street and 28 Newbury Street - Boston, MA	100%	April 10, 2026	110,154
129 5th Avenue - New York, NY	100%	June 15, 2026	9,599
Total 2026 REIT Portfolio Acquisitions			$198,439
(a)
Cumulative purchase price includes capitalized transaction costs of $3.1 million.

For acquisitions completed during the period, the Company recorded identifiable intangible assets and intangible liabilities in the aggregate of approximately $20.5 million and $13.9 million, respectively. These intangibles are amortized over the remaining lease terms of the related leases, which ranged from approximately 1 to 50 years as of the respective acquisition dates. Refer to Note 6 for additional detail on the Company’s amortization of intangible assets and liabilities.

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

	2026
	Low	High
Exit Capitalization Rate	5.00%	6.75%
Discount Rate	6.25%	8.50%
Annual net rental rate per square foot on acquired buildings	$10.50	$500.00
Annual net rental rate per square foot on acquired master lease	$4.71	$23.83

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dispositions

During the second quarter of 2026, the Company recognized a gain on disposition of properties of $4.0 million primarily related to the disposition of New Towne Center, a consolidated Fund V Investment Management property located in Canton, Michigan. During the first quarter of 2026, the Company recognized a gain on disposition of properties of $142.1 million primarily related to:

•
the disposition of Landstown Commons, a consolidated Fund V Investment Management property located in Virginia Beach, Virginia and 1964 Union Street, a consolidated Fund IV Investment Management property located in San Francisco, California;
•
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
•
the sale of the Pinewood Square property, an open-air retail center located in Lake Worth, Florida, to a newly formed unconsolidated joint venture for $68.4 million and retained a 20% ownership interest, which was fair-valued at $13.6 million (Note 4). Upon deconsolidation, the Company recognized a gain on disposition of $4.1 million.

Properties Held for Sale

As of June 30, 2026, the Company classified the parking garage at 1035 Third Avenue in New York, New York, a consolidated Fund IV Investment Management property, as held for sale. The disposition was completed in July 2026 (Note 16). No properties were classified as held for sale as of December 31, 2025.

The assets of the property held for sale are presented separately in the accompanying condensed consolidated balance sheets and are summarized as follows:

June 30,
2026
Assets
Building and improvements	$5,365
Land	2,521
Less: Accumulated depreciation and amortization	(1,844)
Other	793
$6,835

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service and are undergoing substantial development or construction.

Development activity for these properties during the periods presented is summarized below (dollars in thousands):

	January 1, 2026		Six Months Ended June 30, 2026			June 30, 2026
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs (a)	Transfers Out	Number of Properties	Carrying Value
REIT Portfolio	13	$167,051	$—	$27,171	$—	13	194,222
Total	13	$167,051	$—	$27,171	$—	13	$194,222
(a)
Includes construction in progress at operating properties that remain in service during the construction period.

The number of properties in the table above refers to full-property development projects; however, certain projects represent only a portion of a property, and the capitalized costs and carrying value of these projects are included in the table above. As of June 30, 2026, consolidated REIT Portfolio development projects included 13 properties in the Henderson Avenue Portfolio.

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

	June 30,	December 31,	June 30, 2026
Description	2026	2025	Number	Maturity Date	Interest Rate
Notes receivable	$156,681	$156,530	7	Apr 2020 - Dec 2027	6.00% - 13.75%
Allowance for credit losses	(2,180)	(1,638)
Notes receivable, net	$154,501	$154,892	7

The following table presents the activity in the allowance for credit losses for the six months ended June 30, 2026 and year ended December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Allowance for credit losses as of beginning of periods	$1,638	$2,004
Provision (recovery) of loan losses	542	(366)
Total credit allowance	$2,180	$1,638

As of June 30, 2026, the Company had five performing notes with a total amortized cost of $136.1 million, including accrued interest of $2.3 million. Each note was evaluated individually due to the lack of comparability across the Structured Financing Portfolio.

One note receivable with an outstanding principal balance of $5.0 million was on nonaccrual status as of June 30, 2026 as collection of contractual principal and interest was no longer considered probable. The note is secured by pledges of ownership interests in the Georgetown Portfolio (Note 4), which owns a portfolio of retail properties in Washington, D.C. Accordingly, interest income on this note is recognized only to the extent cash payments are received. No interest income was recognized on the note during the three and six months ended June 30, 2026. Contractual interest income not recognized as a result of the note’s nonaccrual status was approximately $1.5 million as of June 30, 2026. Based on the estimated fair value of the collateral at the expected realization date, no allowance for credit losses was recorded as of June 30, 2026.

One note receivable with a principal balance of $17.8 million matured and remained in default as of June 30, 2026 and December 31, 2025. The Company applied the collateral-dependent practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) as the note is expected to be settled through foreclosure or possession of the underlying collateral. Based on the estimated fair value of the collateral at the expected realization date, no allowance for credit losses was recorded as of June 30, 2026.

The Company holds a preferred equity investment, which is accounted for as a note receivable, and a mezzanine loan with an aggregate carrying value of approximately $82.5 million as of June 30, 2026. As of June 30, 2026, the borrowers were current on contractual interest payments through the use of interest reserves established in connection with a prior restructuring. The remaining interest reserves were insufficient to fund the full interest payment due in July 2026, causing a default, and the Company is currently evaluating a restructuring of the investment with the borrowers. The Company continues to evaluate the investment under ASC 326, including the collectability of contractual interest and the value of the underlying collateral.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	June 30,	December 31,
Portfolio	Property	June 30, 2026	2026	2025

REIT:
	Gotham Plaza	49%	$27,885	$28,161
	Georgetown Portfolio (a)	50%	3,766	3,744
	1238 Wisconsin Avenue (a, b)	80%	17,258	18,025
	840 N. Michigan Avenue (c, d)	94.35%	37,033	34,631
			85,942	84,561
Investment Management:
Fund IV: (e)	Fund IV Other Portfolio (f)	90%	41	375
	650 Bald Hill Road (g)	90%	369	5,789
			410	6,164

Fund V: (e)	Family Center at Riverdale (c)	89.42%	271	521
	Tri-City Plaza (m)	90%	310	6,120
	Frederick County Acquisitions (h)	90%	3,575	3,872
	Wood Ridge Plaza	90%	7,944	7,962
	La Frontera Village	90%	8,424	9,746
	Shoppes at South Hills	90%	8,335	9,151
	Mohawk Commons	90%	7,648	9,023
			36,507	46,395

Other:	Shops at Grand	5%	2,293	2,363
	Walk at Highwoods Preserve	20%	1,716	1,805
	LINQ Promenade	15%	15,979	15,918
	Shops at Skyview (i)	20%	63,760	—
	Atlantic Portfolio (j)	20%	42,976	—
	Avenue West Cobb	20%	4,275	—
	Pinewood Square	20%	4,876	—
			135,875	20,086

Various:	Due from Related Parties		2,151	1,366
	Other (k)		2,713	3,383
	Investments in and advances to unconsolidated affiliates		$263,598	$161,955

REIT:	Crossroads (l)	49%	$16,914	$16,838
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$16,914	$16,838

(a)
Represents a VIE for which the Company is not the primary beneficiary (Note 15).
(b)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of June 30, 2026 and December 31, 2025 the related party note receivable had a principal balance of $12.8 million, net of a $0.1 million allowance at each period. The loan is secured by the venture members’ equity interest in the entity that owns the 1238 Wisconsin development property, bears interest at Prime + 1.0% (subject to a 4.5% floor), and matures on December 28, 2027. The Company recognized interest income of $0.1 million for each of the three and six month periods ended June 30, 2026 and 2025, related to this note receivable, which is recorded in Interest income in the Company’s Condensed Consolidated Statements of Operations.
(c)
Represents a tenancy-in-common interest.
(d)
The Company has a note receivable from the 840 North Michigan Avenue venture partners which had a balance of $2.1 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively and matures in December 2026 (Note 3).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(e)
The Company owns 23.12% and 20.10% in Funds IV and V, respectively (Note 1). For the ventures within these funds, the ownership interest percentage represents the Fund’s ownership interest and not the Company’s proportionate share.
(f)
As of June 30, 2026, the investment balance relates to undistributed proceeds from the disposition of the Eden Square property.
(g)
The property was sold on April 8, 2026. As of June 30, 2026, the investment balance relates to undistributed proceeds from the disposition.
(h)
On September 25, 2024 the venture which Fund V holds a 90% interest in sold a 300,000 square foot property, Frederick Crossing, in Frederick County, Maryland. Fund V maintains its 90% interest in the venture which retains its interest in the remaining Frederick County Square property of the Frederick County Acquisitions portfolio.
(i)
As of June 30, 2026, includes a $41.7 million preferred equity investment by the Company that was determined to be a debt instrument. The related-party advance is reported net of a $0.4 million CECL allowance. The loan bears interest at a fixed rate of 7.5%. For the three and six months ended June 30, 2026, the Company recognized $0.6 million and $1.2 million of interest income, respectively, which is included in Interest income in the Condensed Consolidated Statements of Operations.
(j)
As of June 30, 2026, includes a $27.5 million preferred equity investment by the Company that was determined to be a debt instrument. The related-party advance is reported net of the $2.3 million unamortized discount and a $0.2 million CECL allowance. The loan bears interest at a fixed rate of 6.0%. For the three and six months ended June 30, 2026, the Company recognized $0.3 million and $0.5 million of interest income, which is included in Interest income in the Condensed Consolidated Statements of Operations.
(k)
Includes cost-method investment in Fifth Wall. The Company recorded an impairment charge of $0.1 million and $0.6 million for the three and six months ended June 30, 2026, which is included in Realized and unrealized holding gains (losses) on investments and other in the Company’s Condensed Consolidated Statements of Operations.
(l)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.
(m)
The property was sold on May 28, 2026. As of June 30, 2026, the investment balance relates to undistributed proceeds from the disposition.

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

During the three months ended June 30, 2026, the Company, through Fund IV, sold its investment in 650 Bald Hill for $20.5 million and repaid the related $14.4 million property mortgage loan. The venture recognized a gain on sale of $0.6 million, of which the Company’s proportionate share was $0.2 million.

During the three months ended June 30, 2026, the Company, through Fund V, sold its investment in Tri-City Plaza for $62.5 million and repaid the related $34.8 million property mortgage loan. The venture recognized a gain of $19.7 million, of which the Company’s proportionate share of the gain was $3.0 million.

840 N. Michigan Avenue

In December 2023, an unconsolidated venture holding an interest in a property on North Michigan Avenue modified its $73.5 million nonrecourse mortgage loan. The modification reduced the principal balance by $18.5 million, required a $17.5 million principal paydown, increased the interest rate from 4.4% to 6.5%, and extended the maturity from February 2025 to December 2026. Under the modification, the venture may be required to make contingent payments of up to $17.5 million upon a sale or secured refinancing prior to maturity (“Contingent Payment”). The Contingent Payment amortizes on a straight‑line basis over the remaining loan term and is reduced over time in accordance with the modification agreement. The modification was accounted for as a troubled debt restructuring under ASC 470, resulting in an initial gain of approximately $0.4 million recognized in equity in earnings of unconsolidated affiliates. Future cash payments under the modified loan, including any Contingent Payment, are treated as reductions of the mortgage carrying amount, and no interest expense is recognized through the revised maturity. As the Contingent Payment amortizes, additional gains are recognized in equity in earnings, of which $1.0 million and $2.0 million were recognized

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

during the three and six months ended June 30, 2026 and 2025, respectively. As part of the modification, the Operating Partnership provided a recourse guarantee equal to 50% of the unpaid principal balance of the mortgage which was $30.0 million as of June 30, 2026.

Fees earned from and paid to Unconsolidated Affiliates

The Company earned fees for asset management, property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $2.8 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $6.2 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively, which are included in Other revenues in the Condensed Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to the Company’s unaffiliated joint venture partners of $1.1 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of June 30, 2026 and 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$1,640,086	$902,016
Other assets	334,174	119,689
Total assets	$1,974,260	$1,021,705
Liabilities and partners’ equity:
Mortgage notes payable	$1,254,574	$630,077
Other liabilities	228,878	127,164
Partners’ equity	490,808	264,464
Total liabilities and partners’ equity	$1,974,260	$1,021,705

Company's share of accumulated equity	$230,677	$127,079
Basis differential	8,664	8,860
Deferred fees, net of portion related to the Company's interest	2,509	4,452
Amounts receivable/payable by the Company	2,151	1,366
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	244,001	141,757
Investments carried at cost	2,683	3,360
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	16,914	16,838
Investments in and advances to unconsolidated affiliates	$263,598	$161,955

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Combined and Condensed Statements of Operations
Total revenues	$55,962	$29,016	$99,987	$61,142
Operating and other expenses	(19,656)	(10,981)	(34,968)	(23,230)
Interest expense	(19,448)	(10,713)	(35,320)	(22,163)
Depreciation and amortization	(26,833)	(13,622)	(46,883)	(26,474)
Gain on extinguishment of debt (a)	971	951	1,942	1,922
Gain (loss) on disposition of properties (b)	20,381	(1,030)	20,381	(1,030)
Net (loss) income attributable to unconsolidated affiliates	$11,377	$(6,379)	$5,139	$(9,833)

Company’s share of equity in net (losses) earnings of unconsolidated affiliates	$14,027	$(4,093)	$12,617	$(5,708)
Basis differential amortization	(98)	(98)	(196)	(196)
Company’s equity in earnings (losses) of unconsolidated affiliates	$13,929	$(4,191)	$12,421	$(5,904)
(a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the three and six months ended June 30, 2026 and 2025.
(b)
Includes the gain on sale of 650 Bald Hill and Tri-City Plaza for the three and six months ended June 30, 2026 and the loss on the sale of Eden Square for the three and six months ended June 30, 2025.

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	June 30,	December 31,
(in thousands)	2026	2025
Other Assets, Net:
Lease intangibles, net (Note 6)	$99,946	$128,239
Derivative financial instruments (Note 8)	18,407	9,738
Deferred charges, net (A)	45,786	44,133
Accrued interest receivable (Note 3)	9,190	8,916
Prepaid expenses	13,826	17,327
Due from seller	1,367	1,768
Income taxes receivable	503	1,180
Deposits	1,709	5,774
Corporate assets, net	604	430
Other receivables	3,323	6,475
	$194,661	$223,980

(A) Deferred Charges, Net:
Deferred leasing and other costs	$94,411	$94,957
Deferred financing costs related to line of credit	18,240	13,939
	112,651	108,896
Accumulated amortization	(66,865)	(64,763)
Deferred charges, net	$45,786	$44,133

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$83,189	$95,991
Accounts payable and accrued expenses	72,936	88,139
Deferred income	25,748	34,102
Tenant security deposits, escrow and other	14,951	19,939
Lease liability - finance leases, net (Note 11)	32,494	32,112
Derivative financial instruments (Note 8)	323	3,196
	$229,641	$273,479

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Lease Intangibles

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Condensed Consolidated Balance Sheets and summarized as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$340,762	$(243,888)	96,874	$408,015	$(289,643)	$118,372
Above-market rent	20,821	(17,749)	3,072	32,608	(22,741)	9,867
	$361,583	$(261,637)	$99,946	$440,623	$(312,384)	$128,239

Amortizable Intangible Liabilities
Below-market rent	$(205,990)	$122,942	$(83,048)	$(223,893)	$128,072	$(95,821)
Above-market ground lease	(671)	530	(141)	(671)	501	(170)
	$(206,661)	$123,472	$(83,189)	$(224,564)	$128,573	$(95,991)

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

The amounts of such amortization included in the accompanying consolidated statements of operations and comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of in-place lease intangibles	$6,796	$8,871	$16,880	$18,392
Amortization of above-market rent and below-market rent	(2,098)	(2,276)	(5,446)	(4,459)
Amortization of above-market ground leases	(15)	(15)	(29)	(29)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	June 30,	December 31,
	June 30, 2026	June 30, 2026	2026	2025
Mortgages Payable
REIT Portfolio	3.99% - 6.05%	Nov 2026 - Apr 2035	$226,501	$227,684
Fund II (a)			—	137,500
Fund IV	5.62%	Jun 2028	25,939	27,249
Fund V	SOFR+1.40% - SOFR+3.10%	Dec 2026 - Apr 2030	229,311	505,184
Net unamortized debt issuance costs			(2,180)	(4,599)
Unamortized premium			474	926
Total Mortgages Payable			$480,045	$893,944

Unsecured Notes Payable
Term Loans (b, c)	SOFR+1.15% - SOFR+1.20%	May 2030 - Apr 2031	$837,500	$725,000
Senior Notes	5.86% - 5.94%	Aug 2027 - Aug 2029	100,000	100,000
Term Loan A-3	SOFR+1.15%	Apr 2031	137,500	—
Fund IV Term Loan	SOFR+1.20%	Dec 2028	52,250	61,250
Net unamortized debt issuance costs			(13,600)	(6,788)
Total Unsecured Notes Payable			$1,113,650	$879,462

Unsecured Line of Credit
Revolving Credit Facility (c, d)	SOFR+1.00%	Apr 2030	$43,323	$89,500

Total Debt (e)(f)			$1,652,324	$1,873,367
Net unamortized debt issuance costs			(15,780)	(11,387)
Unamortized premium			474	926
Total Indebtedness			$1,637,018	$1,862,906

(a)
In connection with the refinance of the secured mortgage loan related to a Fund II asset during the three months ended June 30, 2026, the Operating Partnership's $20.0 million recourse guarantee of principal payments associated with this mortgage loan was extinguished.
(b)
The $75.0 Million Term Loan is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9).
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of the Revolving Credit Facility and term loans as of June 30, 2026 and December 31, 2025 (Note 8).
(d)
The total available credit under the Revolving Credit Facility was $481.7 million and $435.5 million at June 30, 2026 and December 31, 2025, respectively. There are no letters of credit outstanding.
(e)
As of June 30, 2026 and December 31, 2025, the Company had $1,034.2 million and $1,216.7 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.98% to 4.50%.
(f)
Includes $32.2 million of variable-rate debt that is subject to interest cap agreements at each June 30, 2026 and December 31, 2025. The effective fixed rate was 5.00%.

Mortgages Payable

At June 30, 2026 and December 31, 2025, the Company’s property mortgage loans were collateralized by 35 and 45 properties, respectively, as well as the related tenant leases. The Company was in compliance with its debt covenants as of June 30, 2026.

Investment Management

In connection with the Fourth Amended and Restated Credit Facility, during the quarter ended June 30, 2026, the Operating Partnership used proceeds from Term Loan A-3, discussed below, to refinance a secured mortgage loan related to a Fund II asset which had an outstanding balance of $137.5 million.

During the six months ended June 30, 2026, the Company, through its Investment Management platform:

•
repaid $285.1 million of consolidated Investment Management property mortgage loans, using proceeds from the assets sales and the recapitalization transactions (Note 2);
•
extended the maturities of two Investment Management property mortgage loans to an aggregate outstanding balance of $82.4 million (an increase of $9.4 million);
•
refinanced a property mortgage loan secured by a Fund V property, maintained the $32.2 million principal amount, and extended the maturity from September 2026 to June 2029, and reduced the interest rate from SOFR + 2.80% to SOFR + 1.40%.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unsecured Notes Payable and Unsecured Line of Credit

The Company was in compliance with its unsecured notes payable and unsecured line of credit debt covenant requirements as of June 30, 2026.

Revolving Credit Facility

On April 17, 2026, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the "Amendment") to amend and expand its senior unsecured credit facility (the “Credit Facility”). The Amendment (i) extended the maturity of the $525.0 million revolving credit facility (the “Revolving Credit Facility”), the size of which remained unchanged, from April 15, 2028 to April 17, 2030, subject to two six-month extension options; (ii) increased the borrowing capacity of Term Loan A-1 from $400.0 million to $512.5 million and extended its maturity from April 15, 2028 to April 17, 2031; and (iii) established a new $137.5 million unsecured term loan facility (“Term Loan A-3”) maturing April 17, 2031. The Operating Partnership's existing $250.0 million Term Loan A-2, maturing May 29, 2030, was not modified by the Amendment. The Amendment also increased the accordion feature under the Credit Facility to up to $2.0 billion, at the Operating Partnership's option and subject to customary conditions.

The Revolving Credit Facility, Term Loan A-1 and Term Loan A-3 bear interest at floating rates based on SOFR plus an applicable margin determined by reference to the Company’s leverage ratio or credit ratings. As of June 30, 2026, the applicable rates were SOFR plus 1.00% on the Revolving Credit Facility and SOFR plus 1.15% on each of Term Loan A-1 and Term Loan A-3.

Unamortized deferred financing costs of $4.8 million associated with the prior facility were carried forward and are being amortized over the term of the amended facility, and the Company capitalized $11.7 million of new deferred financing costs in connection with the Amendment, which are being amortized over the remaining term of the Credit Facility.

As of June 30, 2026, outstanding borrowings were $512.5 million under Term Loan A-1, $250.0 million under Term Loan A-2, and $137.5 million under Term Loan A-3. The Revolving Credit Facility had an outstanding balance of $43.3 million and remaining borrowing capacity of $481.7 million.

Scheduled Debt Principal Payments

The following table summarizes the scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of June 30, 2026 (in thousands):

Year Ending December 31,	Principal Repayments
2026 (Remainder)	$161,782
2027	106,029
2028	150,384
2029	182,889
2030	400,173
Thereafter	651,067
1,652,324
Unamortized premium	474
Net unamortized debt issuance costs	(15,780)
Total indebtedness (a)	$1,637,018
(a)
The table does not reflect available extension options. The Company has the option to extend $160.3 million, $48.5 million, and $55.0 million of maturities in 2026, 2027, and 2028, respectively, subject to customary conditions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Financial Instruments and Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	—	18,407	—	—	9,738	—
Liabilities
Derivative financial instruments	—	(323)	—	—	(3,196)	—

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026, and 2025.

Items Measured at Fair Value on a Nonrecurring Basis

Redeemable Noncontrolling Interests

During the six months ended June 30, 2026, the Company recorded an adjustment of redeemable noncontrolling interest to its estimated redemption value. Refer to Note 10 for further discussion regarding these interests.

Derivative Financial Instruments

The Company had the following interest rate swaps and caps for the periods presented (information is as of June 30, 2026, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	June 30, 2026	December 31, 2025
REIT Portfolio
Interest Rate Swaps	$800,000	May 2022—Aug 2025	Jul 2027—Jul 2030	1.98%	—	3.61%	Other Assets	$17,002	$9,531
Interest Rate Swaps	102,000	Nov 2023	Nov 2026	4.50%	—	4.50%	Accounts payable and other liabilities	(258)	(2,140)
	$902,000							$16,744	$7,391
Investment Management
Fund II
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$1,001	$199

Fund V
Interest Rate Swaps	$50,000	Jan 2023	May 2026—Dec 2027	3.36%	—	3.36%	Other Assets	$404	$8
Interest Rate Swap	32,200	Jun 2026	Jun 2029	3.95%	—	3.95%	Accounts payable and other liabilities	(65)	(1,056)
Interest Rate Cap	32,200	Sep 2025	Sep 2026	5.00%	—	5.00%	Other Assets	—	—
	$114,400							$339	$(1,048)

Total Asset Derivatives								$18,407	$9,738
Total Liability Derivatives								$(323)	$(3,196)

As of June 30, 2026, it is estimated that approximately $12.0 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months.

During the six months ended June 30, 2026, the Company terminated five swaps with an aggregate notional value of $162.0 million in conjunction with the repayment of debt that occurred as part of the Fund V recapitalization (Note 2).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Financial Instruments

The carrying values and fair values of Company’s other financial assets and liabilities that are not measured at fair value on its Condensed Consolidated Balance Sheets are as follows as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		June 30, 2026		December 31, 2025
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$154,501	$155,433	$154,892	$157,325
City Point Loan (f)	3	—	—	34,821	35,346
Mortgage and Other Notes Payable (a, d)	3	481,751	474,745	897,616	894,607
Investment in non-traded equity securities (b)	3	2,528	2,528	3,307	3,307
Unsecured notes payable and Unsecured line of credit (c, e)	2	1,170,573	1,171,644	975,750	981,271

(a)
The Company estimates the fair value of financial instruments using a discounted cash flow model. This model incorporates assumptions such as current market rates and, where applicable, the credit quality of the borrower or tenant. In addition, the Company evaluates the value of the underlying collateral, considering factors such as collateral quality, borrower creditworthiness, time to maturity, and prevailing market conditions. These fair value estimates exclude unamortized discounts and deferred loan costs. As of the reporting date, the estimated market interest rates used in the valuation ranged from 3.46% to 11.21% for the Company’s notes receivable and City Point Loan, and from 5.26% to 7.12% for the Company’s property mortgage loans and other notes payable, depending on the specific characteristics of each loan.
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
(d)
Carrying amounts exclude unamortized debt issuance costs of $2.2 million and $4.6 million and unamortized premiums of $0.5 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively.
(e)
Carrying amounts exclude unamortized debt issuance costs of $13.6 million and $6.8 million as of June 30, 2026 and December 31, 2025, respectively.
(f)
The City Point Loan was repaid in June 2026 (Note 10).

As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable, and certain financial instruments classified as Level 1 within other assets and other liabilities approximated their fair values. This approximation is due to the short-term nature and high liquidity of these instruments.

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

Commitments and Guaranties

The Operating Partnership is jointly and severally liable for the obligations under the Fund IV Term Loan, which may result in an obligation for the payment of principal, interest, and any other amounts due. As of June 30, 2026, the Company did not expect the Operating Partnership to make any payments under this arrangement. The outstanding balance of the facility was $52.3 million as of June 30, 2026 (Note 7).

Additionally, in connection with the refinancing of the La Frontera Village (Note 4) property mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V acted as guarantor under the non-recourse carveout guaranty. At June 30, 2026 and December 31, 2025, $0.1 million and $0.1 million related to the guarantee was recorded as a liability in the Company’s Condensed Consolidated Balance Sheets, respectively.

Construction and Tenant Improvement Commitments

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $39.1 million and $68.6 million, of which the Company’s share is $34.8 million and $64.8 million as of June 30, 2026 and December 31, 2025, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $63.3 million and $44.1 million, as of June 30, 2026 and December 31, 2025, respectively. The Company’s share of these obligations is approximately $46.6 million and $37.1 million, respectively. The timing and amounts of these payments are uncertain and are subject to the satisfaction of certain performance conditions.

Insurance Coverage

The Company maintains insurance coverage on its properties in different types and amounts, with deductibles, that management believes are consistent with coverage typically carried by owners of similar properties.

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Public Offerings

From time to time, the Company may offer its shares of beneficial interest through public offerings registered with the SEC or through private offerings pursuant to one or more exemptions from registration under the Securities Act. In connection with such offerings, the Company may issue and sell the offered shares upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms.

On June 11, 2026, the Company completed an offering of 9,000,000 Common Shares at an initial forward sale price of $21.80 per share. These shares are subject to forward sale agreements, which require settlement within one-year of the various effective dates. In connection with the offering, in July 2026, the underwriters partially exercised their over-allotment option, resulting in the issuance of an additional 242,996 Common Shares for an aggregate of 9,242,996 Common Shares subject to forward sale agreements. The Company did not initially receive any proceeds from the sale of Common Shares in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates. Assuming full physical settlement, the Company expects to receive net proceeds of approximately $201.1 million after deduction of estimated expenses.

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs.

During the six months ended June 30, 2026, the Company physically settled 6,209,562 Common Shares outstanding under the forward contracts pursuant to the ATM Program, and received proceeds of $128.0 million. This included settlements of $55.9 million in March and $72.1 million in June.

As of June 30, 2026, the Company had 8,529,275 Common Shares subject to forward sales agreements outstanding under its ATM Program at a weighted-average net offering price of $19.90 per share. All forward sales agreements require settlement within one-year of the various effective dates and are expected to result in net cash proceeds of approximately $167.9 million if the Company were to physically settle all outstanding Common Shares subject to forward sales agreements. An additional $199.1 million remains available for future share issuance under the ATM Program.

The Company did not receive any proceeds at the time it entered into each of the respective forward sale agreements. The Company determined that the ATM forward sales agreements qualify for equity classification and are therefore exempt from derivative accounting. Accordingly, the ATM forward sales agreements were recorded at fair value at inception, which was determined to be zero, with no subsequent fair value adjustments required.

Common Shares and Units

During the six months ended June 30, 2026, the Company withheld 6,546 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income tax withholding obligations upon vesting. For the three and six months ended June 30, 2026, the

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company recognized $2.9 million and $9.3 million, respectively, of compensation expense in connection with Restricted Shares and Common OP Units (Note 13).

Share Repurchase Program

The Company maintains a share repurchase authorization of up to $200.0 million of outstanding Common Shares (the “Share Repurchase Program”), providing flexibility to return capital to shareholders when appropriate. No shares were repurchased during the six months ended June 30, 2026 or 2025. As of June 30, 2026, $122.5 million remains available under the Share Repurchase Program.

Dividends and Distributions

During each of the three months ended June 30, 2026 and 2025, the Company declared distributions of $0.20 per Common Share/OP Unit. During the six months ended June 30, 2026 and 2025, the Company declared aggregate distributions of $0.40 per Common Share/OP Unit in each period.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of April 1, 2026	$109,838	$248,659	$358,497	$8,457
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,621)	—	(1,621)	—
Net income (loss) for the three months ended June 30, 2026	557	12,216	12,773	(981)
Conversion of 26,360 Common OP Units to Common Shares by limited partners of the Operating Partnership	(451)	—	(451)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	259	685	944	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	3,868
Acquisition of noncontrolling interest (Note 10)	—		—	(8,627)
Reclassification of realized interest expense on swap agreements	(1)	(165)	(166)	—
City Point Loan accrued interest	—	—	—	(2,373)
Noncontrolling interest contributions	—	1,732	1,732	4,155
Noncontrolling interest distributions	—	(33,108)	(33,108)	—
Employee Long-term Incentive Plan Unit Awards	3,064	—	3,064	—
Reallocation of noncontrolling interests (d)	(1,963)	—	(1,963)	—
Balance as of June 30, 2026	$109,682	$230,019	$339,701	$4,499

Balance as of April 1, 2025	$95,628	$369,158	$464,786	$25,897
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,447)	—	(1,447)	—
Net income (loss) for the three months ended June 30, 2025	175	(21,356)	(21,181)	(1,724)
Conversion of 23,118 Common OP Units to Common Shares by limited partners of the Operating Partnership	(395)	—	(395)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(301)	(274)	(575)	—
Reclassification of realized interest expense on swap agreements	(4)	(596)	(600)	—
City Point Loan accrued interest	—	—	—	(3,009)
Noncontrolling interest contributions	—	377	377	10
Noncontrolling interest distributions	—	(4,875)	(4,875)	—
Employee Long-term Incentive Plan Unit Awards	2,969	—	2,969	—
Reallocation of noncontrolling interests (d)	(2,026)	—	(2,026)	—
Balance as of June 30, 2025	$94,599	$342,434	$437,033	$21,174

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of January 1, 2026	$92,482	$302,189	$394,671	$9,113
Distributions declared of $0.40 per Common OP Unit and distributions on Preferred OP Units	(3,242)	—	(3,242)	—
Net income (loss) for the six months ended June 30, 2026	2,056	120,049	122,105	(1,679)
Conversion of 43,971 Common OP Units to Common Shares by limited partners of the Operating Partnership	(751)	—	(751)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	412	2,173	2,585	—
Consolidation of previously unconsolidated investment	—	—	—	—
Reclassification of realized interest expense on swap agreements	—	(187)	(187)	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	5,661
Acquisition of noncontrolling interest	—	—	—	(8,627)
City Point Loan accrued interest	—	—	—	(4,119)
Noncontrolling interest contributions	—	1,738	1,738	4,155
Noncontrolling interest distributions	—	(195,943)	(195,943)	(5)
Employee Long-term Incentive Plan Unit Awards	9,359	—	9,359	—
Reallocation of noncontrolling interests (d)	9,366	—	9,366	—
Balance as of June 30, 2026	$109,682	$230,019	$339,701	$4,499

Balance as of January 1, 2025	$85,730	$350,287	$436,017	$30,583
Distributions declared of $0.40 per Common OP Unit and distributions on Preferred OP Units	(2,891)	—	(2,891)	—
Net income (loss) for the six months ended June 30, 2025	323	(33,100)	(32,777)	(3,393)
Conversion of 136,210 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,113)	—	(2,113)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(757)	(1,776)	(2,533)	—
Consolidation of previously unconsolidated investment	—	29,573	29,573	—
Reclassification of realized interest expense on swap agreements	(18)	(1,244)	(1,262)	—
City Point Loan accrued interest	—	—	—	(6,026)
Noncontrolling interest contributions	—	8,368	8,368	10
Noncontrolling interest distributions	—	(9,674)	(9,674)	—
Employee Long-term Incentive Plan Unit Awards	5,446	—	5,446	—
Reallocation of noncontrolling interests (d)	8,879	—	8,879	—
Balance as of June 30, 2025	$94,599	$342,434	$437,033	$21,174

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,285,342 and 2,054,386 Common OP Units as of June 30, 2026 and 2025; (ii) 188 Series A Preferred OP Units as of June 30, 2026 and 2025; (iii) 66,519 Series C Preferred OP Units as of June 30, 2025, with none outstanding as of June 30, 2026; and (iv) 6,180,693 and 5,248,423 LTIP units as of June 30, 2026 and 2025, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and nine other subsidiaries.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value after five years have passed (“Williamsburg NCI”). As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of June 30, 2026, the fair value of the Williamsburg NCI was zero.

City Point Loan

In August 2022, the Company provided a loan of $65.9 million (“City Point Loan”) to the other Fund II investors in City Point to fund their pro-rata contribution required to complete the refinancing of the City Point debt. The City Point Loan was collateralized by the investors’ equity in City Point (“City Point NCI”) and, because it was granted in return for a capital contribution, it was presented as a reduction of the City Point NCI balance on the Company’s Condensed Consolidated Balance Sheets. In connection with the City Point Loan, each investor received a one-time right, beginning in August 2023, to put its City Point NCI to the Company for redemption in exchange for settlement of its proportionate share of the City Point Loan plus either (i) a fixed cash amount or (ii) a cash amount equal to the value of a fixed number of the Company’s Common Shares on the trading day prior to election (“Redemption Value”). Accordingly, the City Point NCI, net of the City Point Loan, was classified as Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2026, the Company acquired the remaining interests of the other Fund II investors in City Point for total consideration of $67.1 million, comprised of the assumption of the remaining investors’ portion of the City Point Loan and accrued interest balance of $58.5 million and a cash payment of $8.6 million. Following the transaction, the Company owns 100% of Fund II (Note 1). As the Company retained control of the subsidiary, no gain or loss was recognized in the Condensed Consolidated Statement of Operations.

For the six months ended June 30, 2026, the Company recorded aggregate adjustments of $5.6 million to increase the carrying value of the City Point NCI to its Redemption Value. Because the redemption feature was not based on fair value, these adjustments were recorded as reductions of net income attributable to Acadia shareholders in the calculation of earnings per share (Note 14).

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

As of June 30, 2026, the Company recorded an adjustment of $0.2 million to adjust the carrying value of the NCI to its redemption value. As this interest is redeemable at fair value, the adjustment to redemption value was recognized as an adjustment to Additional Paid-in Capital and had no impact on consolidated Net (loss) income, or Net income attributable to Acadia shareholders in the Company’s Condensed Consolidated Statements of Operations.

Henderson

In May 2026, the Company entered into a limited liability company agreement to own and operate the Henderson JV, a mixed-use ground-up development project located on N. Henderson Avenue in Dallas, Texas. The Company retained a 95.0% controlling interest, with the venture partner holding a 5.0% interest (the “Henderson NCI”). The Henderson JV was determined to be a VIE for which the Company is the primary beneficiary, as the Company has both the power to direct the activities that most significantly impact the Henderson JV’s economic performance and the obligation to absorb losses or right to receive benefits that could be significant to the Henderson JV. Accordingly, as the development project was wholly-owned prior to this transaction, the Henderson JV continues to be consolidated in the Company’s Condensed Consolidated Financial Statements (Note 15).

The venture partner holds a one-time right to require the Company to purchase all or a portion of the Henderson NCI for cash at fair value during the 24-month period following stabilization of the project. Following the expiration of that period, the Company may require the venture partner to sell its interest to the Company at fair value. Because redemption is exercisable at the option of the venture partner and is outside the Company’s control, the Henderson NCI is classified as Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Henderson NCI is measured at the greater of its carrying amount or redemption value. Adjustments to redemption value are recognized through Additional Paid-in Capital when the redemption becomes probable. As of June 30, 2026, no adjustment to redemption value was required.

Preferred OP Units

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through June 30, 2026, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

11. Leases

As Lessor

As of June 30, 2026, the Company was party to approximately 1,000 leases, which include both properties owned directly and those operated under long-term ground leases. These lease agreements have contractual terms that extend through January 31, 2099, and many include tenant renewal options. Certain leases also provide tenants with early termination rights. During the three and six months ended June 30, 2026 and 2025, no single tenant or property collectively comprised more than 10% of the Company’s total revenues.

Lease terms generally range from one month to sixty years. In addition to fixed base rent, many leases include provisions for variable lease payments, such as reimbursements for operating expenses and rent based on a percentage of the tenant’s sales volume.

The following table presents the components of rental revenue, disaggregated into fixed and variable lease income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease revenue	$73,187	$78,871	$151,880	$163,074
Variable lease revenue	18,001	19,426	37,876	37,863
Total rental revenue	$91,188	$98,297	$189,756	$200,937

The following table summarizes the Company’s scheduled future minimum rental revenues under non-cancelable tenant leases with remaining terms greater than one year, as of June 30, 2026. These amounts assume no new or renegotiated leases or exercise of renewal options not deemed reasonably certain (in thousands):

Year Ending December 31,	Minimum Rental Revenues
2026 (Remainder)	$131,590
2027	268,438
2028	247,660
2029	219,274
2030	192,923
Thereafter	738,831
Total	$1,798,716

During the six months ended June 30, 2025, the Company recognized $8.4 million as rental and termination income related to a lease termination at City Center, a REIT Portfolio property, which is included in Other revenue on the Company’s Condensed Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As Lessee

The following table summarizes the Company’s scheduled future minimum rental payments under non-cancelable leases as of June 30, 2026 (in thousands):

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2026 (Remainder)	$2,856	$681
2027	4,849	1,350
2028	4,646	1,396
2029	4,121	1,415
2030	4,077	1,495
Thereafter	8,988	153,824
	29,537	160,161
Interest	(5,685)	(127,667)
Total	$23,852	$32,494

(a)
Minimum rental payments include $5.7 million of interest related to operating leases and $127.7 million related to finance leases. These amounts exclude lease renewal options that are not reasonably certain to be exercised.

The following table summarizes additional lease cost information for the Company’s lessee arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$373	$373	$747	$747
Interest on lease liabilities	525	513	1,047	1,025
Subtotal	898	886	1,794	1,772
Operating lease cost	1,318	1,409	2,635	2,715
Variable lease cost	48	105	85	194
Total lease cost	$2,264	$2,400	$4,514	$4,681

Cash Paid
Payments of operating lease obligations - operating activities	$1,421	$1,366	$2,794	$2,731
Payments of interest on finance lease obligations - operating activities	525	513	1,046	1,025
Payments of finance lease obligations - financing activities	317	132	665	378

	As of June 30,
	2026	2025
Other Information
Weighted-average remaining lease term - finance leases (years)	56.1	56.5
Weighted-average remaining lease term - operating leases (years)	7.9	8.3
Weighted-average discount rate - finance leases	6.5%	6.5%
Weighted-average discount rate - operating leases	5.2%	5.1%

During the six months ended June 30, 2025, the Company entered into a new corporate office lease and recorded a right-of-use assets - operating lease and corresponding lease liability - operating lease of $2.1 million.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s REIT Portfolio segment consists primarily of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas with a long-term investment horizon. The Company’s Investment Management segment holds primarily retail real estate in which the Company co-invests with high-quality institutional investors. The Company’s Structured Financing segment consists of earnings and expenses related to notes and mortgages receivable (Note 3).

Fees earned by the Company as the general partner or managing member through consolidated Investment Management entities are eliminated in the Company’s Condensed Consolidated Financial Statements and are not presented in the Company’s segments.

The following tables present selected financial information for each reportable segment (in thousands):

	For the Three Months Ended June 30, 2026
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$65,944	$25,244	$—	$—	$91,188
Other revenue	1,030	3,205	—	—	4,235
Depreciation and amortization expenses	(23,973)	(11,189)	—	—	(35,162)
Property operating expenses	(9,956)	(7,083)	—	—	(17,039)
Real estate taxes	(10,018)	(2,717)	—	—	(12,735)
General and administrative expenses	—	—	—	(11,782)	(11,782)
Impairment charges	—	—	—	—	—
Gain (loss) on disposition of properties	(416)	4,385	—	—	3,969
Operating income	22,611	11,845	—	(11,782)	22,674
Interest income	—	—	6,557	—	6,557
Equity in (losses) earnings of unconsolidated affiliates	(80)	14,009	—	—	13,929
Interest expense	(12,090)	(8,053)	—	—	(20,143)
Realized and unrealized holding (losses) gains on investments and other	(33)	—	—	—	(33)
Income tax provision	—	—	—	(154)	(154)
Net income	10,408	17,801	6,557	(11,936)	22,830
Net loss attributable to redeemable noncontrolling interests	—	981	—	—	981
Net income attributable to noncontrolling interests	(435)	(12,338)	—	—	(12,773)
Net income attributable to Acadia shareholders	$9,973	$6,444	$6,557	$(11,936)	$11,038

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended June 30, 2025
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$57,699	$40,598	$—	$—	$98,297
Other revenue	604	1,691	—	—	2,295
Depreciation and amortization expenses	(22,446)	(16,823)	—	—	(39,269)
Property operating expenses	(8,639)	(8,885)	—	—	(17,524)
Real estate taxes	(8,780)	(4,537)	—	—	(13,317)
General and administrative expenses	—	—	—	(11,532)	(11,532)
Impairment charges	—	(18,190)	—	—	(18,190)
Operating income (loss)	18,438	(6,146)	—	(11,532)	760
Interest income	—	—	6,358	—	6,358
Equity in losses of unconsolidated affiliates	(522)	(3,669)	—	—	(4,191)
Interest expense	(9,555)	(14,049)	—	—	(23,604)
Realized and unrealized holding (losses) gains on investments and other	(411)	—	357	—	(54)
Income tax provision	—	—	—	(211)	(211)
Net income (loss)	7,950	(23,864)	6,715	(11,743)	(20,942)
Net loss attributable to redeemable noncontrolling interests	—	1,724	—	—	1,724
Net loss attributable to noncontrolling interests	136	21,045	—	—	21,181
Net income attributable to Acadia shareholders	$8,086	$(1,095)	$6,715	$(11,743)	$1,963

	As of or for the Six Months Ended June 30, 2026
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$128,558	$61,198	$—	$—	$189,756
Other revenue	1,629	7,030	—	—	8,659
Depreciation and amortization expenses	(48,344)	(26,973)	—	—	(75,317)
Property operating expenses	(20,255)	(15,033)	—	—	(35,288)
Real estate taxes	(19,372)	(6,285)	—	—	(25,657)
General and administrative expenses	—		—	(27,085)	(27,085)
Impairment charges	—		—	—	—
Gain on disposition of properties	(416)	146,533	—	—	146,117
Operating income	41,800	166,470	—	(27,085)	181,185
Interest income	—	—	11,345	—	11,345
Equity in (losses) earnings of unconsolidated affiliates	(30)	12,451	—	—	12,421
Interest expense	(24,393)	(17,802)	—	—	(42,195)
Realized and unrealized holding (losses) gains on investments and other	(649)	—	—	—	(649)
Income tax provision	—	—	—	(166)	(166)
Net income	16,728	161,119	11,345	(27,251)	161,941
Net loss attributable to redeemable noncontrolling interests	—	1,679	—	—	1,679
Net income attributable to noncontrolling interests	(1,671)	(120,434)	—	—	(122,105)
Net income attributable to Acadia shareholders	$15,057	$42,364	$11,345	$(27,251)	$41,515

Real estate at cost (a)	$3,569,687	$1,306,786	$—	$—	$4,876,473
Total assets (a)	$3,355,631	$1,107,375	$154,501	$—	$4,617,507
Cash paid for acquisition of real estate	$196,302	$—	$—	$—	$196,302
Cash paid for development and property improvement costs	$50,832	$6,457	$—	$—	$57,289

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Six Months Ended June 30, 2025
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$121,473	$79,464	$—	$—	$200,937
Other revenue	1,287	2,762	—	—	4,049
Depreciation and amortization expenses	(46,129)	(32,580)	—	—	(78,709)
Property operating expenses	(18,192)	(17,612)	—	—	(35,804)
Real estate taxes	(17,738)	(8,882)	—	—	(26,620)
General and administrative expenses	—	—	—	(23,129)	(23,129)
Impairment charges	—	(24,640)	—	—	(24,640)
Operating income (loss)	40,701	(1,488)	—	(23,129)	16,084
Interest income	—	—	12,454	—	12,454
Equity in earnings (losses) of unconsolidated affiliates	(209)	(5,695)	—	—	(5,904)
Interest expense	(18,934)	(27,917)	—	—	(46,851)
Loss on change in control	(9,622)	—	—	—	(9,622)
Realized and unrealized holding losses on investments and other	1,374	—	193	—	1,567
Income tax provision	—	—	—	(327)	(327)
Net income (loss)	13,310	(35,100)	12,647	(23,456)	(32,599)
Net loss attributable to redeemable noncontrolling interests	—	3,393	—	—	3,393
Net loss attributable to noncontrolling interests	345	32,432	—	—	32,777
Net income attributable to Acadia shareholders	$13,655	$725	$12,647	$(23,456)	$3,571

Real estate at cost (a)	$3,281,496	$1,815,145	$—	$—	$5,096,641
Total assets (a)	$3,112,930	$1,607,957	$154,682	$—	$4,875,569
Cash paid for acquisition of real estate	$276,852	$67,795	$—	$—	$344,647
Cash paid for development and property improvement costs	$42,030	$5,498	$—	$—	$47,528

(a)
Total assets for the Investment Management segment include $516.1 million and $533.7 million related to Fund II’s City Point property as of June 30, 2026 and 2025, respectively.

13. Share Incentive and Other Compensation

The Amended and Restated 2020 Share Incentive Plan (the “Amended and Restated 2020 Plan”), as approved by the Board and the Company’s shareholders, authorizes the issuance of up to 3,883,564 Common Shares. The Amended and Restated 2020 Plan allows for the issuance of options, Restricted Shares, LTIP Units, and other securities (collectively, the “Awards”) to, among others, the Company’s officers, trustees, and employees. As of June 30, 2026 a total of 1,269,950 shares remained available for issuance under the Amended and Restated 2020 Plan.

As of June 30, 2026, there was $27.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of Restricted Shares that vested during the six months ended June 30, 2026 and the year ended December 31, 2025, was $0.7 million and $0.7 million, respectively. The total fair value of LTIP Units that vested (LTIP units vest primarily during the first quarter) during the six months ended June 30, 2026 and the year ended December 31, 2025, was $15.6 million and $9.9 million, respectively.

During the six months ended June 30, 2026, the Company issued 593,577 time-based LTIP Units and 25,350 time-based restricted share units (“Restricted Share Units”), to employees of the Company pursuant to the Amended and Restated 2020 Plan.

Additionally, the Company awarded 360,666 performance-based LTIP Units and 368 performance-based Restricted Share Units. These awards were measured at their fair value on the grant date.

For valuation of the 2026 and 2025 performance-based award grants, a Monte Carlo simulation was used to estimate the fair values of the grants. The assumptions include volatility (24.0% and 29.0%) and risk-free interest rates (3.6% and 4.4%) for 2026 and 2025, respectively. The total fair value of the 2026 and 2025 grants will be expensed on a graded vesting basis over the vesting period of the award.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average grant date fair value for Restricted Shares and LTIP Units granted for the six months ended June 30, 2026 and the year ended December 31, 2025 were $17.33 and $21.29, respectively. The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $15.2 million for the six months ended June 30, 2026 and $14.7 million for the year ended December 31, 2025. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $3.0 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and was $9.3 million and $5.3 million for the six months ended June 30, 2026 and 2025, respectively, and is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the six months ended June 30, 2026, the Company issued 29,202 LTIP Units and 21,954 Restricted Share Units to Trustees of the Company. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $0.4 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively, and is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

14. Earnings Per Common Share

The Company’s unvested LTIP Units are entitled to non-forfeitable dividend equivalent rights and are therefore considered participating securities. Accordingly, basic earnings per Common Share is computed using the two-class method. Diluted earnings per Common Share reflects the potential dilutive effect of Restricted Share Units issued under the Company’s Amended and Restated 2020 Plan (Note 13), and the shares issuable upon settlement of any outstanding forward sale agreements (Note 10), calculated using the treasury stock method. The assumed conversion of Common Operating Partnership Units is excluded from both basic and diluted earnings per Common Share, as the related income is reflected as noncontrolling interests and their conversion would have no net impact on diluted earnings per Common Share.

For the three and six months ended June 30, 2026, the Series A Preferred Operating Partnership Units were dilutive and are therefore included in the denominator for diluted earnings per Common Share. For the three and six months ended June 30, 2025, the Series A Preferred Operating Partnership Units were anti-dilutive and are therefore excluded from the computation of diluted earnings per Common Share.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to Acadia shareholders	$11,038	$1,963	$41,515	$3,571
Less: adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	(3,868)	—	(5,661)	—
Less: net income attributable to participating securities	(332)	(338)	(665)	(677)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$6,838	$1,625	$35,189	$2,894

Denominator:
Weighted average shares for basic earnings per share	133,626,890	130,981,401	132,443,666	126,181,730
Effect of dilutive securities:
Series A Preferred OP Units	—	—	—	—
Employee unvested restricted shares	—	—	—	—
Assumed settlement of forward sales agreements (Note 10)	198,047	—	198,047	—
Denominator for diluted earnings per share	133,824,937	130,981,401	132,641,713	126,181,730

Basic earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.05	$0.01	$0.27	$0.02
Diluted earnings per Common Share from continuing operations attributable to Acadia shareholders	$0.05	$0.01	$0.27	$0.02

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	—	188	—	188
Series A Preferred OP Units - Common share equivalent	—	25,067	—	25,067

Series C Preferred OP Units	—	66,519	—	66,519
Series C Preferred OP Units - Common share equivalent	—	230,967	—	230,967
Restricted shares	—	79,358	—	79,358
Shares outstanding under the forward sales agreement (Note 10)	9,000,000	2,445,106	9,000,000	2,445,106

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

The Company consolidates certain VIEs in which it has determined it is the primary beneficiary. As of June 30, 2026, the Company had identified nine consolidated VIEs, including the Operating Partnership and the Funds.

Excluding the Operating Partnership and the Funds, the Company’s consolidated VIEs include in-service REIT Portfolio operating properties: the Williamsburg Portfolio, 239 Greenwich Avenue, 8833 Beverly Boulevard, the Renaissance Portfolio, and the Henderson Avenue Development Project. The following table presents the assets and liabilities of the consolidated VIEs included in the Condensed Consolidated Balance sheets (in thousands):

(in thousands)	June 30, 2026	December 31, 2025
VIE ASSETS
Operating real estate, net	$1,001,997	$1,768,555
Investments in and advances to unconsolidated affiliates	37,093	53,255
Other assets, net	41,023	78,266
Right-of-use assets - operating leases, net	1,300	1,539
Cash and cash equivalents	27,241	30,429
Restricted cash	6,998	6,517
Rents receivable, net	11,884	29,324
Assets of property held for sale	6,835	—
Total VIE assets (a)	$1,134,371	$1,967,885

VIE LIABILITIES
Mortgage and other notes payable, net	$380,952	$793,840
Unsecured notes payable, net	52,250	61,250
Accounts payable and other liabilities	79,720	125,586
Lease liabilities - operating leases, net	1,355	1,604
Total VIE liabilities (a)	$514,277	$982,280
(a)
The Operating Partnership is joint and severally liable for the outstanding balance of the Fund IV Term Loan, which had a balance of $52.3 million as of June 30, 2026 (Note 7, Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and serve as collateral under the respective property mortgage loans. These assets are restricted and may only be used to settle the corresponding obligations of the VIEs. Similarly, the remaining VIE liabilities are obligations of these consolidated VIEs and do not have recourse to the Operating Partnership or the Company.

Unconsolidated VIEs

As of June 30, 2026, the Company had interests in two unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company’s investment in the assets of these unconsolidated VIEs was $41.9 million and $42.6 million, respectively. The Company’s share of the liabilities of these unconsolidated VIEs was $38.9 million and $38.9 million as of June 30, 2026 and December 31, 2025, respectively.

The Company holds a preferred equity investment in an unconsolidated VIE with a carrying value of $82.9 million as of June 30, 2026, which represents the Company’s maximum exposure to loss.

16. Subsequent Events

In July 2026, the Company acquired a single-tenant retail building at 8800-8804 Melrose Avenue in West Hollywood, California for $29.0 million, which was added to the REIT Portfolio. During the same period, the Company disposed of the parking garage at 1035 Third Avenue in New York, New York, a consolidated Fund IV Investment Management property, for $8.3 million.

In July 2026, through its Structured Financing segment, the Company originated a note receivable and funded an initial advance of $54.0 million at closing. The note matures in July 2029, subject to extension options.

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

Investment Management (“IM”): Through its Investment Management platform, the Company manages opportunistic and value-add retail real estate investments through its strategic opportunity funds (Fund II, Fund III, Fund IV, and Fund V) and select co-investment ventures. While Fund III, Fund IV and Fund V currently include institutional partner capital, Fund II is presently wholly owned by the Company and is being managed within the IM platform, with the potential for future third-party capital participation. From time to time, assets previously held in the Company’s strategic opportunity funds may be recapitalized or transitioned into new joint ventures with third-party partners as part of the portfolio lifecycle, while the Company retains an ownership interest and continues its role as operator and manager. The Company earns management fees and, in certain cases, incentive-based performance fees.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its subsidiaries. As of June 30, 2026, the Trust controlled approximately 96% of the Operating Partnership as its sole general partner.

As of June 30, 2026, the Company owned or had an ownership interest in 231 properties, including development or redevelopment projects (Note 1). The Company’s operating income is primarily derived from rental revenues from operating properties, including tenant expense recoveries, net of property operating and corporate overhead expenses.

In addition, the Company maintains a Structured Financing (“SF”) program through which it selectively invests in first mortgage loans and other real estate-backed notes.

The following table summarizes the Company’s wholly owned and partially owned retail properties and related physical occupancy as of June 30, 2026:

	Number of Properties		Operating Properties
	Development or Redevelopment (1)	Operating	GLA	Occupancy
REIT Portfolio:
Chicago Metro	2	38	595,660	87.3%
New York Metro	2	45	404,403	96.0%
Los Angeles Metro	—	2	23,757	83.2%
San Francisco Metro	2	—	—	—
Dallas Metro	20	8	59,522	85.3%
Washington D.C. Metro	—	33	407,756	93.7%
Boston Metro	—	3	30,321	100.0%
South Florida Metro	—	1	10,118	100.0%
Suburban	3	24	3,880,285	95.6%
Total REIT Portfolio	29	154	5,411,822	94.4%
Acadia Share of Total REIT Portfolio	29	154	5,151,064	94.4%

Investment Management:
Fund II	—	1	529,545	86.7%
Fund III	—	1	—	—
Fund IV	1	20	128,073	76.7%
Fund V	—	13	4,698,169	91.1%
Other	—	12	3,327,308	91.4%
Total Investment Management	1	47	8,683,095	90.8%
Acadia Share of Total Investment Management	1	47	2,072,316	89.9%

Total REIT and Investment Management	30	201	14,094,917	92.2%
Acadia Share of Total REIT and Investment Management	30	201	7,223,380	93.1%

(1)
Includes 12 pre-stabilized properties in the REIT Portfolio.

SIGNIFICANT ACTIVITIES DURING 2026

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments: REIT Portfolio, Investment Management and Structured Financing. For purposes of the tables included below, these segments are abbreviated as “REIT”, “IM” and “SF”, respectively.

During the six months ended June 30, 2026, the Company completed a number of transactions across its REIT Portfolio and Investment Management segments reflecting continued portfolio growth and deepening of relationships with key institutional partners.

REIT Portfolio

Within the REIT Portfolio, the Company continued to selectively deploy capital into retail assets located in established, high-barrier markets. During six months ended June 30, 2026, the Company completed consolidated acquisitions totaling approximately $198.4 million, including:

•
$110.2 million acquisition of retail condominium units at 4-6 and 28 Newbury Street in Boston, MA;
•
$43.5 million acquisition of retail units at 225 Worth Avenue in Palm Beach, Florida;
•
$21.3 million acquisition of retail condominium units at 1045 and 1165 Madison Avenue in New York City;
•
$9.6 million acquisition of a retail unit at 129 Fifth Avenue in New York City;
•
$9.5 million strategic add-on acquisition of ground-lease interests at Rhode Island Place in Washington, D.C.; and
•
$4.4 million strategic add-on acquisition of a retail property and residential units at 846 West Armitage Avenue in Chicago.

These acquisitions were integrated into the Company’s existing REIT Portfolio and are consolidated (Note 2).

In July 2026, the Company acquired a single-tenant retail building at 8800-8804 Melrose Avenue in West Hollywood, California for $29.0 million, which was added to the REIT Portfolio. During the same period, the Company disposed of the parking garage at 1035 Third Avenue in New York, New York, a consolidated Fund IV Investment Management property, for $8.3 million (Note 16).

Investment Management

During the six months ended June 30, 2026, the Company completed several transactions through its Investment Management segment, consisting of equity investments in unconsolidated joint ventures and recapitalizations of existing assets (Note 2, Note 4).

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

During the six months ended June 30, 2026, the Company completed consolidated property dispositions within its Investment Management platform totaling approximately $128.1 million, including the sale of Landstown Commons for $102.0 million, the sale of 1964 Union Street for $2.6 million and the sale of New Towne Center for $23.5 million (Note 2).

During the six months ended June 30, 2026, the Company completed unconsolidated property dispositions within its Investment Management platform totaling approximately $83.0 million, including the sale of 650 Bald Hill Road for $20.5 million, and the sale of Tri-City Plaza for $62.5 million (Note 4).

These transactions reflect the Company’s continued execution of its strategic objectives, including portfolio growth, balance sheet optimization, and the expansion of its Investment Management platform.

Financing and Capital Activity

In connection with the Investment Management disposition and recapitalization activity, the Company retired approximately $334.3 million of property-level mortgage loans associated with assets sold or contributed to joint ventures. The Company also terminated related interest rate hedges in conjunction with these repayments.

On April 17, 2026, we entered into the Fourth Amended and Restated Credit Facility, which extended the maturity of our $525.0 million revolving credit facility (the size of which remained unchanged) from April 15, 2028 to April 17, 2030 (subject to two six-month extension options), increased our existing $400.0 million term loan to $512.5 million and extended its maturity from April 15, 2028 to April 17, 2031, and provided for a new $137.5 million term loan maturing April 17, 2031. The existing $250.0 million term loan maturing May 29, 2030 remained unchanged. The Fourth Amended and Restated Credit Facility also includes an accordion feature permitting the Operating Partnership, at its option and subject to customary conditions, to increase total capacity to up to $2.0 billion. We believe the refinancing extended our weighted average debt maturity and enhanced our liquidity position (Note 7).

Common Share Activity

On June 11, 2026, we completed a forward equity offering of 9,000,000 Common Shares at an initial forward sale price of $21.80 per share. In July 2026, the underwriters partially exercised their over-allotment option for an additional 242,996 Common Shares. We did not receive any proceeds at the time of the offering and related underwriters’ option exercise; upon settlement of the forward sale agreements, which must occur within one-year of the effective date, we expect to receive net proceeds of approximately $201.1 million, which we intend to use to fund acquisition opportunities, repay outstanding indebtedness, and for general corporate purposes. We believe the offering provides additional flexibility to manage the timing of our capital raising activities relative to our capital needs.

During the six months ended June 30, 2026, we settled 6,209,562 outstanding forward shares under the Company’s $500.0 million “at-the-market” program (the “ATM Program”) and received proceeds of $128.0 million. This included settlements of $55.9 million in March and $72.1 million in June. Proceeds were used to reduce outstanding borrowings and fund investment activity (Note 10).

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

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The results of operations by reportable segment for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	June 30, 2026				June 30, 2025				Change
	REIT	IM	SF	Total	REIT	IM	SF	Total	REIT	IM	SF	Total
Rental revenue	$65.9	$25.2	$—	$91.2	$57.7	$40.6	$—	$98.3	$8.2	$(15.4)	$—	$(7.1)
Other revenue	1.0	3.2	—	4.2	0.6	1.7	—	2.3	0.4	1.5	—	1.9
Depreciation and amortization	(24.0)	(11.2)	—	(35.2)	(22.4)	(16.8)	—	(39.3)	(1.6)	5.6	—	4.1
Property operating expenses	(10.0)	(7.1)	—	(17.0)	(8.6)	(8.9)	—	(17.5)	(1.4)	1.8	—	0.5
Real estate taxes	(10.0)	(2.7)	—	(12.7)	(8.8)	(4.5)	—	(13.3)	(1.2)	1.8	—	0.6
General and administrative expenses	—	—	—	(11.8)	—	—	—	(11.5)	—	—	—	(0.3)
Impairment charges	—	—	—	—	—	(18.2)	—	(18.2)	—	18.2	—	18.2
Gain (loss) on disposition of properties	(0.4)	4.4	—	4.0	—	—	—	—	(0.4)	4.4	—	4.0
Operating income	22.6	11.8	—	22.7	18.4	(6.1)	—	0.8	4.2	17.9	—	21.9
Interest income	—	—	6.6	6.6	—	—	6.4	6.4	—	—	0.2	0.2
Equity in (losses) earnings of unconsolidated affiliates	(0.1)	14.0	—	13.9	(0.5)	(3.7)	—	(4.2)	0.4	17.7	—	18.1
Interest expense	(12.1)	(8.1)	—	(20.1)	(9.6)	(14.0)	—	(23.6)	(2.5)	5.9	—	3.5
Realized and unrealized holding (losses) gains on investments and other	—	—	—	—	(0.4)	—	0.4	—	0.4	—	(0.4)	—
Income tax provision	—	—	—	(0.2)	—	—	—	(0.2)	—	—	—	—
Net income (loss)	10.4	17.8	6.6	22.8	8.0	(23.9)	6.7	(20.9)	2.4	41.7	(0.1)	43.7
Net loss (income) attributable to redeemable noncontrolling interests	—	1.0	—	1.0	—	1.7	—	1.7	—	(0.7)	—	(0.7)
Net (income) loss attributable to noncontrolling interests	(0.4)	(12.3)	—	(12.8)	0.1	21.0	—	21.2	(0.5)	(33.3)	—	(34.0)
Net income attributable to Acadia shareholders	$10.0	$6.4	$6.6	$11.0	$8.1	$(1.1)	$6.7	$2.0	$1.9	$7.5	$(0.1)	$9.0

REIT Portfolio

Net income attributable to Acadia shareholders for the REIT Portfolio increased $1.9 million compared to the prior year period.

Rental revenue increased $8.2 million, primarily reflecting $4.5 million from acquisitions completed during 2025 and 2026 and $3.0 million from tenant lease-up activity.

Depreciation and amortization increased $1.6 million, property operating expenses increased $1.4 million, and real estate taxes increased $1.2 million, primarily due to new property acquisitions in 2026 and 2025.

Interest expense increased $2.5 million, primarily due to higher average outstanding borrowings associated with acquisitions completed during 2025 and 2026.

Investment Management

(all amounts below are consolidated amounts and are not representative of our proportionate share)

Net income attributable to Acadia shareholders for Investment Management increased $7.5 million compared to the prior year period.

Rental revenue decreased $15.4 million primarily due to reduced rental income following property dispositions and recapitalization activity within Fund V completed in 2026.

Other revenue increased $1.5 million primarily due to higher fee income from acquisitions completed during 2025 and 2026.

Depreciation and amortization, property operating expenses and real estate taxes decreased $5.6 million, $1.8 million, and $1.8 million, respectively, primarily due to the Fund V recapitalization and the disposition of Landstown Commons in 2026.

Equity in earnings of unconsolidated affiliates increased $17.7 million primarily due to the gain on sale of Tri-City Plaza, and gain on disposition of properties increased $4.4 million primarily due to the sale of New Towne Center, both completed in 2026.

Results also benefited from the absence of an $18.2 million impairment charge recognized in the prior year period.

Interest expense decreased $5.9 million, primarily due to the Fund V recapitalization and disposition activity completed in 2026.

Net income attributable to noncontrolling interests increased $33.3 million reflecting the noncontrolling interests' share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $1.7 million for the three months ended June 30, 2026, compared to $2.4 million for the prior year period.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The results of operations by reportable segment for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, are summarized in the table below (in millions, totals may not add due to rounding):

	Six Months Ended				Six Months Ended
	June 30, 2026				June 30, 2025				Change
	REIT	IM	SF	Total	REIT	IM	SF	Total	REIT	IM	SF	Total
Rental revenue	$128.6	$61.2	$—	$189.8	$121.5	$79.5	$—	$200.9	$7.1	$(18.3)	$—	$(11.1)
Other revenue	1.6	7.0	—	8.7	1.3	2.8	—	4.0	0.3	4.2	—	4.7
Depreciation and amortization	(48.3)	(27.0)	—	(75.3)	(46.1)	(32.6)	—	(78.7)	(2.2)	5.6	—	3.4
Property operating expenses	(20.3)	(15.0)	—	(35.3)	(18.2)	(17.6)	—	(35.8)	(2.1)	2.6	—	0.5
Real estate taxes	(19.4)	(6.3)	—	(25.7)	(17.7)	(8.9)	—	(26.6)	(1.7)	2.6	—	0.9
General and administrative expenses	—	—	—	(27.1)	—	—	—	(23.1)	—	—	—	(4.0)
Impairment charges	—	—	—	—	—	(24.6)	—	(24.6)	—	24.6	—	24.6
Gain on disposition of properties	(0.4)	146.5	—	146.1	—	—	—	—	(0.4)	146.5	—	146.1
Operating income (loss)	41.8	166.5	—	181.2	40.7	(1.5)	—	16.1	1.1	168.0	—	165.1
Interest income	—	—	11.3	11.3	—	—	12.5	12.5	—	—	(1.2)	(1.2)
Equity in earnings (losses) of unconsolidated affiliates	—	12.5	—	12.4	(0.2)	(5.7)	—	(5.9)	0.2	18.2	—	18.3
Interest expense	(24.4)	(17.8)	—	(42.2)	(18.9)	(27.9)	—	(46.9)	(5.5)	10.1	—	4.7
Loss on change in control	—	—	—	—	(9.6)	—	—	(9.6)	9.6	—	—	9.6
Realized and unrealized holding (losses) gains on investments and other	(0.6)	—	—	(0.6)	1.4	—	0.2	1.6	(2.0)	—	(0.2)	(2.2)
Income tax provision	—	—	—	(0.2)	—	—	—	(0.3)	—	—	—	0.1
Net income (loss)	16.7	161.1	11.3	161.9	13.3	(35.1)	12.6	(32.6)	3.4	196.2	(1.3)	194.5
Net loss (income) attributable to redeemable noncontrolling interests	—	1.7	—	1.7	—	3.4	—	3.4	—	(1.7)	—	(1.7)
Net (income) loss attributable to noncontrolling interests	(1.7)	(120.4)	—	(122.1)	0.3	32.4	—	32.8	(2.0)	(152.8)	—	(154.9)
Net income (loss) attributable to Acadia shareholders	$15.1	$42.4	$11.3	$41.5	$13.7	$0.7	$12.6	$3.6	$1.4	$41.7	$(1.3)	$37.9

REIT Portfolio

Net income attributable to Acadia shareholders for the REIT Portfolio increased $1.4 million compared to the prior year period.

Rental revenue increased $7.1 million, primarily reflecting $7.6 million from acquisitions completed during 2025 and 2026, $6.0 million from tenant lease-up activity, and $2.1 million from the 2025 consolidation of the Renaissance Portfolio, partially offset by the absence of $8.4 million of non-recurring rental and termination income recognized in the prior year period from Whole Foods at City Center.

Depreciation and amortization, property operating expenses, and real estate taxes increased $2.2 million, $2.1 million, and $1.7 million, respectively, primarily due to acquired properties.

Interest expense increased $5.5 million due to higher average outstanding borrowings associated with acquisitions completed during 2025 and 2026.

Results also benefited from the absence of a $9.6 million loss on change in control recognized in the prior year period upon the consolidation of the Renaissance Portfolio.

Realized and unrealized holding gains (losses) decreased $2.0 million due to changes in mark-to-market adjustments on marketable securities that were liquidated in 2025.

Investment Management

(all amounts below are consolidated amounts and are not representative of our proportionate share)

Net income attributable to Acadia shareholders for Investment Management increased $41.7 million compared to the prior year period.

Rental revenue decreased $18.3 million primarily due to Fund V property dispositions completed in 2026.

Other revenue increased $4.2 million primarily due to higher fee income from acquisitions completed during 2025 and 2026.

Depreciation and amortization, property operating expenses and real estate taxes decreased $5.6 million, $2.6 million and $2.6 million, respectively, primarily due to Fund V property dispositions completed in 2026.

Gain on disposition of properties increased $146.5 million primarily due to the Fund V recapitalization and the dispositions of Landstown Commons, New Towne Center and Avenue at West Cobb.

Equity in earnings of unconsolidated affiliates increased $18.2 million primarily due to the gain on sale of Tri-City Plaza in 2026.

Results also benefited from the absence of $24.6 million of impairment charges recognized in the prior year period.

Interest expense decreased $10.1 million primarily due to the Fund V recapitalization and disposition activity completed in 2026.

Net income attributable to noncontrolling interests increased $152.8 million reflecting the noncontrolling interests' share of the variances discussed above.

Structured Financing

Interest income from the Structured Financing portfolio decreased $1.2 million to $11.3 million primarily due to a lower average outstanding investment balance following repayments received during 2025, including the partial repayment of the City Point Loan in 2025.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

General and administrative expenses increased $4.0 million to $27.1 million primarily due to higher compensation, legal and transaction-related costs. The increase also included accelerated compensation expense resulting from a modification of vesting provisions associated with a change in expected service period

NON-GAAP FINANCIAL MEASURES

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

A reconciliation of consolidated operating income to net operating income - REIT Portfolio follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Consolidated operating income	$22,674	$760	$181,185	$16,084
Add back:
General and administrative	11,782	11,532	27,085	23,129
Depreciation and amortization	35,162	39,269	75,317	78,709
Impairment charges	—	18,190	—	24,640
Gain on disposition of properties	(3,969)	—	(146,117)	—
Less:
Above/below-market rent, straight-line rent and other accounts (a)	(5,556)	(3,194)	(12,541)	(5,906)
Termination income (b)	—	—	—	(8,366)
Consolidated NOI	60,093	66,557	124,929	128,290

Redeemable noncontrolling interest in consolidated NOI	(1,659)	(1,376)	(3,499)	(3,264)
Noncontrolling interest in consolidated NOI	(10,244)	(19,489)	(25,241)	(37,144)
Less: Operating Partnership's interest in Investment Management NOI included above	(4,701)	(7,936)	(12,243)	(14,683)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (c)	1,641	873	2,999	2,160
REIT Portfolio NOI	$45,130	$38,629	$86,945	$75,359

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REIT Portfolio NOI	$45,130	$38,629	$86,945	$75,359
Less properties excluded from Same-Property NOI	(5,566)	(2,243)	(8,538)	(2,295)
Same-Property NOI	$39,564	$36,386	$78,407	$73,064

Percent change from prior year period	8.7%		7.3%

Components of Same-Property NOI:
Same-Property Revenues	$54,573	$50,560	$109,283	$102,002
Same-Property Operating Expenses	(15,009)	(14,174)	(30,876)	(28,938)
Same-Property NOI	$39,564	$36,386	$78,407	$73,064

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

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
REIT Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	10	10	22	22
GLA commencing	18,758	18,758	201,132	201,132
New base rent	$194.20	$214.30	$59.70	$63.99
Expiring base rent	$109.26	$108.25	$47.51	$45.89
Percent growth in base rent	77.7%	98.0%	25.7%	39.4%
Average cost per square foot (a)	$134.46	$134.46	$32.96	$32.96
Weighted average lease term (years)	6.0	6.0	6.0	6.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income attributable to Acadia shareholders	$11,038	$1,963	$41,515	$3,571

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	35,113	31,665	70,964	63,272
Impairment charges (net of noncontrolling interests' share)	—	4,185	—	5,768
Net gain on disposition of properties (net of noncontrolling interests' share)	(3,601)	86	(34,555)	86
Loss on change in control	—	—	—	9,622
Income attributable to Common OP Unit holders	580	108	2,076	204
Distributions - Preferred OP Units	5	67	10	134
Funds from operations attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$43,135	$38,074	$80,010	$82,657

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the six months ended June 30, 2026, we paid dividends and distributions on our Common Shares and preferred units of limited partnership interest (“Preferred OP Units”) totaling $56.8 million.

Investments

As previously discussed, during the six months ended June 30, 2026, we deployed approximately $252.9 million in cash outlays related to acquisitions within our REIT Portfolio and equity investments and recapitalizations completed through our Investment Management platform.

Structured Financing Investments

During the six months ended June 30, 2026, we provided advances under preferred equity investments aggregating to $69.3 million (Note 4).

Capital Commitments

As of June 30, 2026, our share of the remaining capital commitments to the Funds aggregated $11.0 million as follows:

•
$0.2 million to Fund III – Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$5.0 million to Fund IV – Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•
$5.8 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

We do not have any additional capital commitments to the Funds other than the remaining amounts described above.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $63.3 million and $44.1 million, as of June 30, 2026 and December 31, 2025, respectively. The Company’s share of these obligations is approximately $46.6 million and $37.1 million, respectively (Note 9).

Development Activities

During the six months ended June 30, 2026, capitalized costs associated with development activities totaled $27.2 million (Note 2). As of June 30, 2026, we estimated total cost to complete development and redevelopment projects through 2028 was approximately $90.7 million to $128.4 million, respectively. These estimates exclude assets for which redevelopment or development plans are still being evaluated and for which costs are not yet determinable.

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

Debt

A summary of our consolidated debt, which includes the full amount of Investment Management related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	June 30,	December 31,
	2026	2025

Total Debt - Fixed and Effectively Fixed Rate	$1,284,640	$1,502,753
Total Debt - Variable Rate	367,684	370,614
	1,652,324	1,873,367
Net unamortized debt issuance costs	(15,780)	(11,387)
Unamortized premium	474	926
Total Indebtedness	$1,637,018	$1,862,906

As of June 30, 2026, our consolidated indebtedness aggregated $1,652.3 million, excluding $0.5 million of unamortized premium and $15.8 million of net unamortized loan costs, and was secured by 35 properties and related tenant leases. Maturities on our outstanding indebtedness ranged from November 6, 2026 to April 15, 2035, excluding available extension options.

Taking into consideration $1,034.2 million of notional principal under variable-to-fixed interest rate swap agreements currently in effect, $1,284.6 million, or 77.7%, of the Company’s consolidated debt was fixed at a weighted-average interest rate of 4.52%, and $367.7 million, or 22.3%, was floating at a weighted-average interest rate of 5.13% as of June 30, 2026. Variable-rate debt included $32.2 million subject to interest rate cap agreements.

Without regard to available extension options, as of June 30, 2026, we had (i) $159.9 million of consolidated debt maturing in 2026 at a weighted-average interest rate of 5.88%, (ii) $1.9 million of scheduled principal amortization due during the remainder of 2026, and (iii) $31.5 million representing the Company’s pro-rata share of scheduled principal payments and maturities on unconsolidated debt during 2026. In addition, $160.3 million of consolidated debt and $44.8 million representing the Company’s pro-rata share of unconsolidated debt will mature by March 31, 2027.

The Company has extension options on consolidated debt aggregating $160.3 million maturing in 2026 and $48.5 million maturing in 2027; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. With respect to the debt maturing in the remainder of 2026, we are actively pursuing refinancing the remaining obligations, though there can be no assurance that we can refinance such obligations on favorable terms or at all. For the remaining indebtedness, we may not have sufficient cash on hand to repay such obligations, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing on acceptable terms or at all.

Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the current inflationary environment, elevated interest rates, tariff policies, and other risks, including, but not limited to those detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available to repurchase as of June 30, 2026 (Note 10). We did not repurchase any Common Shares under this program during the six months ended June 30, 2026.

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

Our cash on hand in our consolidated subsidiaries as of June 30, 2026 totaled $33.0 million. Our remaining sources of liquidity are described further below. Depending upon the availability and cost of external capital, we believe our sources of capital are sufficient to meet our liquidity needs. Our historical cash flow uses are reflected in our Condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

Issuances of Common Shares

Our ATM Program (Note 10) provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an “as-we-go” basis to fund our capital needs.

During the six months ended June 30, 2026, we physically settled 6,209,562 forward shares under the ATM Program in exchange for aggregate net proceeds of $128.0 million, which were used to reduce outstanding borrowings and fund investment activity. As of June 30, 2026, we had unsettled forward equity contracts to sell 17,771,271 shares (including 9,242,996 Common Shares sold in an underwritten public offering in June 2026 and related underwriters’ option exercise) for estimated aggregate net cash proceeds of $368.8 million. We also had $199.1 million of remaining availability for future share issuance under the ATM Program (Note 10).

Investment Management Capital

As of June 30, 2026, unfunded capital commitments from noncontrolling interests within Funds III, IV and V were $0.6 million, $16.7 million and $22.9 million, respectively. We have no remaining commitments from Fund II (Note 1).

Financing and Debt

As of June 30, 2026, we had $490.7 million of capacity under existing REIT Portfolio debt facilities. In addition, our REIT Portfolio and Investment Management platform included 146 unleveraged consolidated properties with an aggregate carrying value of approximately $2.5 billion; however, there can be no assurance that financing would be available for these properties at favorable terms, if at all (Note 7). See also “—Financing and Capital Activity” for details on our Fourth Amended and Restated Credit Facility entered into in April 2026.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2026 with the cash flow for the six months ended June 30, 2025 (in millions, totals may not add due to rounding):

	Six Months Ended June 30,
	2026	2025	Variance

Net cash provided by operating activities	$89.6	$90.7	$(1.1)
Net cash provided by (used in) investing activities	268.2	(394.7)	662.9
Net cash (used in) provided by financing activities	(365.4)	332.1	(697.5)
(Decrease) increase in cash and cash equivalents and restricted cash	$(7.7)	$28.1	$(35.8)

Operating Activities

Net cash provided by operating activities primarily reflects the Company’s operating results, adjusted for non-cash items and changes in working capital.

Net cash provided by operating activities was relatively flat, decreasing by $1.1 million for the six months ended June 30, 2026 compared to the prior year period, despite a $194.5 million increase in net income. The increase in net income was largely driven by non-cash and non-operating items, primarily a $146.1 million gain on property dispositions, that do not impact operating cash flow.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Net cash provided by investing activities increased by $662.9 million for the six months ended June 30, 2026 compared to the prior year period, primarily due to (i) $572.0 million of higher cash inflows from real estate dispositions, (ii) $148.3 million of lower cash outflows for acquisitions, (iii) $20.0 million less cash used for the issuance of a note receivable, and (iv) $15.1 million of higher return of capital from unconsolidated affiliates. These increases were partially offset by (i) $63.1 million of higher cash used for investments in unconsolidated affiliates, (ii) $9.8 million of increased spending on development, construction, and property improvements, (iii) $7.1 million of lower refunds of deposits for properties under contract, (iv) $6.8 million of cash received in the prior year upon the consolidation of a previously unconsolidated investment that did not recur, and (v) $5.4 million of proceeds from the sale of marketable securities in the prior year that did not recur.

Financing Activities

Net cash provided by financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Net cash used in financing activities increased by $697.5 million for the six months ended June 30, 2026 compared to the prior year period, primarily due to (i) $150.2 million of lower proceeds from the issuance of Common Shares, (ii) $331.5 million of increased net repayments of debt, (iii) $187.0 million of higher capital distributions to noncontrolling interests, (iv) $8.6 million more cash used to acquire noncontrolling interests, (v) $2.5 million of lower contributions from noncontrolling interests, and (vi) $4.0 million of higher dividend payments.

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

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		June 30, 2026
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
840 N. Michigan	94.4%	$31.3	6.50%	Dec 2026
Wood Ridge Plaza	18.1%	6.5	7.14%	Mar 2027
La Frontera	18.1%	10.0	6.14%	Jun 2027
Riverdale FC	18.0%	6.7	6.60%	Nov 2027
Frederick County Square	18.1%	4.4	5.52%	Nov 2027
Georgetown Portfolio	50.0%	6.6	4.72%	Dec 2027
LINQ Promenade(d)	15.0%	26.3	5.40%	Dec 2027
Shoppes at South Hills(b)	18.1%	5.9	5.95%	Mar 2028
Mohawk Commons	18.1%	7.0	5.80%	Mar 2028
The Walk at Highwoods Preserve(b)	20.0%	4.1	6.25%	Oct 2028
Shops at Skyview(c)	20.0%	55.3	5.13%	Jan 2029
Atlantic Portfolio(c)	20.0%	51.1	4.98%	Feb 2029
Avenue at West Cobb(c)	20.0%	8.5	4.98%	Feb 2029
Crossroads Shopping Center(c)	49.0%	36.8	5.78%	Nov 2029
Pinewood Square(b)	20.0%	9.0	5.51%	Mar 2030
Gotham Plaza	49.0%	13.7	5.90%	Oct 2034
Total		$283.2

(a)
Effective interest rates incorporate the effect of interest rate swaps and caps that were in effect as of June 30, 2026, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.
(d)
The debt has one available 24-month extension option.

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 in the Notes to Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of June 30, 2026

Our primary market risk exposure is to changes in interest rates related to our property mortgage loans and other debt. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for certain quantitative details related to our property mortgage loans and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2026, total property mortgage loans and other notes payable aggregated $1,652.3 million, excluding $0.5 million of unamortized premium and $15.8 million of net unamortized debt issuance costs. Of this amount, $1,284.6 million, or 77.7%, was fixed-rate, including debt with rates effectively fixed through the use of derivative financial instruments, and $367.7 million, or 22.3%, was variable-rate based upon the Secured Overnight Financing Rate (“SOFR”) or Prime rates plus applicable spreads.

As of June 30, 2026, we were party to 28 interest rate swap agreements and one interest rate cap agreement, which together hedged interest rate exposure on $1,034.2 million and $32.2 million of variable-rate debt, respectively.

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

The following table sets forth information as of June 30, 2026 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

REIT Portfolio Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$1.2	$102.0	$103.2	6.1%
2027	4.8	45.1	49.9	4.8%
2028	1.8	70.4	72.2	4.1%
2029	1.2	97.1	98.3	5.5%
2030	0.3	369.9	370.2	4.4%
Thereafter	1.0	512.5	513.5	4.0%
	$10.3	$1,197.0	$1,207.3

Investment Management Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$0.7	$57.9	$58.6	5.6%
2027	0.5	55.6	56.1	6.2%
2028	—	78.2	78.2	5.1%
2029	—	84.6	84.6	5.7%
2030	—	30.0	30.0	5.2%
Thereafter	—	137.5	137.5	4.6%
	$1.2	$443.8	$445.0

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$3.2	$28.3	$31.5	6.5%
2027	1.2	59.3	60.5	5.8%
2028	0.1	16.6	16.7	6.0%
2029	0.3	151.5	151.8	5.2%
2030	—	9.0	9.0	5.5%
Thereafter	—	13.7	13.7	5.9%
	$4.8	$278.4	$283.2

Without regard to available extension options, during the remainder of 2026, $161.8 million of our total consolidated debt and $31.5 million representing our pro-rata share of unconsolidated debt will mature. In addition, $106 million of consolidated debt and $60.5 million representing our pro-rata share of unconsolidated debt will mature in 2027. With respect to this maturing debt, we have extension options on consolidated debt aggregating $160.3 million maturing in 2026 and $48.5 million maturing in 2027 as of June 30, 2026; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

The Company expects to refinance some or all of such debt at the then-prevailing market interest rates, which may be greater than the current interest rates. Based on outstanding balances, a 100 basis point increase in interest rates on refinanced debt would increase annual interest expense by approximately $3.6 million, of which the Company’s pro-rata share would be $2.3 million.

As of June 30, 2026, the Company had variable-rate debt of $367.7 million, net of variable-to-fixed interest rate swap agreements currently in effect. A 100 basis point increase in applicable interest rate indices would increase annual interest expense on such debt by approximately $3.7 million, of which the Company’s pro-rata share would be $2.1 million. We may seek additional variable-rate financing if pricing and other commercial and financial terms are favorable and would consider hedging associated interest rate risk through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of June 30, 2026, the estimated fair value of our total consolidated outstanding debt would decrease by approximately $7.0 million assuming a 100 basis point increase in interest rates. Conversely, a 100 basis point decrease in interest rates would increase the estimated fair value of our total outstanding debt by approximately $4.8 million.

As of June 30, 2026, and December 31, 2025, we had consolidated notes receivable of $154.5 million and $154.9 million, respectively. The estimated fair value of our notes receivable was determined by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing. Based on our outstanding notes receivable balances as of June 30, 2026, a 100 basis point increase in interest rates would decrease the estimated fair value of our total outstanding notes receivable by approximately $0.8 million, while a 100 basis point decrease would increase the estimated fair value by approximately $0.8 million.

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

Changes in Market Risk Exposures from December 31, 2025 to June 30, 2026

Our interest rate risk exposure from December 31, 2025, to June 30, 2026 has decreased on an absolute basis, as the $370.6 million of variable-rate debt as of December 31, 2025 has decreased to $367.7 million as of June 30, 2026. Our interest rate exposure as a percentage of total debt has increased, as our variable-rate debt accounted for 19.8% of our consolidated debt as of December 31, 2025 compared to 22.3% as of June 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2026, at a reasonable level of assurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended June 30, 2026, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

The following is an index to all exhibits including (i) those filed with this Quarterly Report on Form 10-Q and (ii) those incorporated by reference herein:

Exhibit No.	Description	Method of Filing

10.1

Fourth Amended and Restated Credit Agreement, dated as of April 17, 2026, by and among Acadia Realty Limited Partnership, certain subsidiaries of Acadia Realty Limited Partnership, Acadia Realty Trust, and Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, M&T Bank, Truist Bank, and PNC Bank, National Association, as syndication agents, BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, BofA Securities, Inc., Wells Fargo Securities, LLC, M&T Bank, Truist Securities, Inc. and PNC Capital Markets LLC, as joint lead arrangers, Citizens Bank, N.A, JPMorgan Chase Bank, N.A. and TD Bank, as documentation agents, and the lenders and letter of credit issuers party thereto

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2026

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

Dated: July 29, 2026