Form 10-Q
period 2026-09-30
ACADIA REALTY TRUST
filed 2026-11-02
CIK 899629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 29, 2026, there were 138,141,732 common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share and per share data)	2026	2025
ASSETS	(Unaudited)
Investments in real estate
Operating real estate, net	$3,795,497	$3,983,754
Real estate under development	212,538	167,051
Net investments in real estate	4,008,035	4,150,805
Notes receivable, net ($2,781 and $1,638 of allowance for credit losses as of September 30, 2026 and December 31, 2025, respectively) (a)	208,535	154,892
Investments in and advances to unconsolidated affiliates	262,271	161,955
Other assets, net	217,004	223,980
Right-of-use assets - operating leases, net	24,175	23,594
Cash and cash equivalents	37,984	38,818
Restricted cash	11,322	18,081
Rents receivable, net	60,409	65,027
Total assets (b)	$4,829,735	$4,837,152

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage and other notes payable, net	$479,407	$893,944
Unsecured notes payable, net	1,107,513	879,462
Unsecured line of credit	232,323	89,500
Accounts payable and other liabilities	258,035	273,479
Lease liabilities - operating leases	26,281	25,972
Dividends and distributions payable	29,351	28,526
Distributions in excess of income from, and investments in, unconsolidated affiliates	16,492	16,838
Total liabilities (b)	2,149,402	2,207,721
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 10)	4,472	9,113
Equity:
Acadia Shareholders' Equity
Common shares, $0.001 par value per share, authorized 200,000,000 shares, issued and outstanding 138,138,232 and 131,036,560 shares as of September 30, 2026 and December 31, 2025, respectively	138	131
Additional paid-in capital	2,848,006	2,710,651
Accumulated other comprehensive income	38,684	15,585
Distributions in excess of accumulated earnings	(550,249)	(500,720)
Total Acadia shareholders’ equity	2,336,579	2,225,647
Noncontrolling interests	339,282	394,671
Total equity	2,675,861	2,620,318
Total liabilities, redeemable noncontrolling interests, and equity	$4,829,735	$4,837,152

(a)
Includes Notes receivable, net from related parties of $14.4 million and $14.3 million as of September 30, 2026 and December 31, 2025, respectively (Note 3).
(b)
Includes consolidated assets and liabilities of Acadia Realty Limited Partnership (the “Operating Partnership”), including those of its consolidated variable interest entities (“VIEs”) (Note 15), consisting of: $1,013.3 million and $1,768.6 million of Operating real estate, net; $35.6 million and $53.3 million of Investments in and advances to unconsolidated affiliates; $40.5 million and $78.3 million of Other assets, net; $1.2 million and $1.5 million of Right-of-use assets - operating leases, net; $26.7 million and $30.4 million of Cash and cash equivalents; $6.0 million and $6.5 million of Restricted cash; $14.1 million and $29.3 million of Rents receivable, net; $380.6 million and $793.8 million of Mortgage and other notes payable, net; $45.3 million and $61.3 million of Unsecured notes payable, net; $81.2 million and $125.6 million of Accounts payable and other liabilities; $1.2 million and $1.6 million of Lease liabilities- operating leases, net, as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Rental	$90,395	$98,714	$280,151	$299,651
Other	4,588	2,292	13,247	6,341
Total revenues	94,983	101,006	293,398	305,992
Expenses
Depreciation and amortization	35,572	38,884	110,889	117,593
General and administrative	11,912	10,924	38,997	34,053
Real estate taxes	9,771	11,832	35,428	38,452
Property operating	16,605	16,627	51,893	52,431
Impairment charges	11,660	12,570	11,660	37,210
Total expenses	85,520	90,837	248,867	279,739

Gain on disposition of properties	761	2,515	146,878	2,515
Operating income	10,224	12,684	191,409	28,768
Equity in (losses) earnings of unconsolidated affiliates	(467)	(3,694)	11,954	(9,598)
Interest income (a)	4,546	6,121	15,891	18,575
Realized and unrealized holding (losses) gains on investments and other	—	(1,760)	(649)	(193)
Interest expense	(19,927)	(24,304)	(62,122)	(71,155)
Loss on change in control	—	—	—	(9,622)
(Loss) income from continuing operations before income taxes	(5,624)	(10,953)	156,483	(43,225)
Income tax benefit (provision)	1	(2)	(165)	(329)
Net (loss) income	(5,623)	(10,955)	156,318	(43,554)
Net loss attributable to redeemable noncontrolling interests	25	1,567	1,704	4,960
Net loss (income) attributable to noncontrolling interests	2,004	15,006	(120,101)	47,783
Net (loss) income attributable to Acadia shareholders	$(3,594)	$5,618	$37,921	$9,189

Basic (loss) income per share	$(0.03)	$0.03	$0.23	$0.06
Diluted (loss) income per share	$(0.03)	$0.03	$0.23	$0.06

Weighted average shares for basic (loss) income per share	137,648	131,020	134,198	127,812
Weighted average shares for diluted (loss) income per share	137,648	131,022	134,479	127,819
(a)
Includes interest income on Notes receivable, net from related parties, advances to unconsolidated affiliates, and loans to redeemable noncontrolling interest holders of $1.4 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively, and $7.4 million and $10.1 million for the nine months ended September 30, 2026 and 2025, respectively (Note 3, Note 10).

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net (loss) income	$(5,623)	$(10,955)	$156,318	$(43,554)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	16,259	385	32,478	(14,611)
Reclassification of realized interest on swap agreements	(1,778)	(3,710)	(5,344)	(11,173)
Other comprehensive income (loss)	14,481	(3,325)	27,134	(25,784)
Comprehensive income (loss)	8,858	(14,280)	183,452	(69,338)
Comprehensive loss attributable to redeemable noncontrolling interests	25	1,567	1,704	4,960
Comprehensive loss (income) attributable to noncontrolling interests	369	15,350	(124,136)	51,918
Comprehensive income (loss) attributable to Acadia shareholders	$9,252	$2,637	$61,020	$(12,460)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2026 and 2025

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of July 1, 2026	137,330	$137	$2,829,749	$25,838	$(519,027)	$2,336,697	$339,701	$2,676,398	$4,499
Issuance of Common Shares, net	803	1	15,347	—	—	15,348	—	15,348	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	1	—	25	—	—	25	(25)	—	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(27,628)	(27,628)	(1,621)	(29,249)	—
Employee and trustee stock compensation, net	4	—	327	—	—	327	3,060	3,387	—
Noncontrolling interest distributions	—	—	—	—	—	—	(3,165)	(3,165)	(2)
Noncontrolling interest contributions	—	—	—	—	—	—	4,259	4,259	—
Comprehensive income (loss)	—	—	—	12,846	(3,594)	9,252	(369)	8,883	(25)
Reallocation of noncontrolling interests	—	—	2,558	—	—	2,558	(2,558)	—	—
Balance as of September 30, 2026	138,138	$138	$2,848,006	$38,684	$(550,249)	$2,336,579	$339,282	$2,675,861	$4,472

Balance as of July 1, 2025	131,011	$131	$2,707,218	$19,982	$(458,205)	$2,269,126	$437,033	$2,706,159	$21,174
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	17	—	290	—	—	290	(290)	—	—
Dividends/distributions declared ($0.20 per Common Share/OP Unit)	—	—	—	—	(26,202)	(26,202)	(1,447)	(27,649)	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(1,014)	(1,014)	—	(1,014)	1,014
Acquisition of noncontrolling interest (Note 10)	—	—	(1,528)	—	—	(1,528)	(105)	(1,633)	(8,232)
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(3,270)
Employee and trustee stock compensation, net	3	—	58	—	—	58	2,961	3,019	—
Noncontrolling interest distributions	—	—	—	—	—	—	(16,215)	(16,215)	(5)
Noncontrolling interest contributions	—	—	—	—	—	—	6,046	6,046	—
Comprehensive (loss) income	—	—	—	(2,981)	5,618	2,637	(15,350)	(12,713)	(1,567)
Reallocation of noncontrolling interests	—	—	2,653	—	—	2,653	(2,653)	—	—
Balance as of September 30, 2025	131,031	$131	$2,708,691	$17,001	$(479,803)	$2,246,020	$409,980	$2,656,000	$9,114

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2026 and 2025

	Acadia Shareholders
(in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2026	131,037	$131	$2,710,651	$15,585	$(500,720)	$2,225,647	$394,671	$2,620,318	$9,113
Issuance of Common Shares, net	7,014	7	142,655	—	—	142,662	—	142,662	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	45		776	—	—	776	(776)	—	—
Dividends/distributions declared ($0.60 per Common Share/OP Unit)	—	—	—	—	(81,789)	(81,789)	(4,864)	(86,653)	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(5,661)	(5,661)	—	(5,661)	5,661
Acquisition of noncontrolling interest (Note 10)	—	—	—	—	—	—	—	—	(8,627)
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(4,119)
Employee and trustee stock compensation, net	42	—	731	—	—	731	12,419	13,150	—
Noncontrolling interest distributions		—	—	—	—	—	(199,108)	(199,108)	(7)
Noncontrolling interest contributions	—	—	—	—	—	—	5,997	5,997	4,155
Comprehensive (loss) income	—	—	—	23,099	37,921	61,020	124,136	185,156	(1,704)
Reallocation of noncontrolling interests	—	—	(6,807)	—	—	(6,807)	6,807	—	—
Balance at September 30, 2026	138,138	$138	$2,848,006	$38,684	$(550,249)	$2,336,579	$339,282	$2,675,861	$4,472

Balance at January 1, 2025	119,658	$120	$2,436,285	$38,650	$(409,383)	$2,065,672	$436,017	$2,501,689	$30,583
Issuance of Common Shares, net	11,173	11	277,495	—	—	277,506	—	277,506	—
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	153	—	2,403	—	—	2,403	(2,403)	—	—
Dividends/distributions declared ($0.60 per Common Share/OP Unit)	—	—	—	—	(78,595)	(78,595)	(4,337)	(82,932)	—
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	29,573	29,573	—
Adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	—	—	—	(1,014)	(1,014)	—	(1,014)	1,014
Acquisition of noncontrolling interest (Note 10)	—	—	(1,528)	—	—	(1,528)	(105)	(1,633)	(8,232)
City Point Loan accrued interest (Note 10)	—	—	—	—	—	—	—	—	(9,296)
Employee and trustee stock compensation, net	47	—	257	—	—	257	8,407	8,664	—
Noncontrolling interest distributions	—	—	—	—	—	—	(25,889)	(25,889)	(5)
Noncontrolling interest contributions	—	—	—	—	—	—	14,414	14,414	10
Comprehensive (loss) income	—	—	—	(21,649)	9,189	(12,460)	(51,918)	(64,378)	(4,960)
Reallocation of noncontrolling interests	—	—	(6,221)	—	—	(6,221)	6,221	—	—
Balance at September 30, 2025	131,031	$131	$2,708,691	$17,001	$(479,803)	$2,246,020	$409,980	$2,656,000	$9,114

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$156,318	$(43,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,889	117,593
Gain on disposition of properties and other investments	(146,878)	(2,515)
Impairment charges	11,660	37,210
Stock compensation expense	13,065	8,664
Straight-line rents	(3,887)	(2,691)
Equity in (gains) losses of unconsolidated affiliates	(11,954)	9,598
Distributions of operating income from unconsolidated affiliates	16,015	2,054
Amortization of financing costs	6,042	6,600
Non-cash lease expense	3,023	3,063
Net unrealized holding losses (gains) on investments	—	508
Loss on change in control	—	9,622
Other, net	(6,782)	(7,673)
Changes in assets and liabilities:
Accounts receivable	1,869	(5,874)
Accounts payable and accrued expenses	(6,898)	(2,207)
Prepaid expenses and other assets	(2,594)	6,270
Other liabilities	(4,130)	(8,638)
Lease liabilities - operating leases	(3,296)	(3,035)
Net cash provided by operating activities	132,462	124,995
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of properties	(341,161)	(406,907)
Proceeds from the disposition of properties and other investments, net	583,445	61,533
Development, construction and property improvement costs	(80,212)	(86,638)
Payment of deferred leasing costs	(9,102)	(9,828)
Investments and advances in unconsolidated affiliates	(69,812)	(6,964)
Return of capital from unconsolidated affiliates	23,795	9,734
Issuance of note receivable	(54,794)	(20,211)
Proceeds from repayment of note receivable	—	807
Refund of deposits for properties under purchase contract	5,058	11,500
Proceeds from sale of marketable securities	—	9,761
Increase in cash and restricted cash upon change of control	—	6,777
Net cash provided by (used in) investing activities	57,217	(430,436)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of Common Shares and settlement of forward equity contracts	142,662	277,519
Proceeds from unsecured notes payable and line of credit	811,800	1,091,200
Proceeds received from mortgages payable	41,557	60,336
Principal payments on unsecured debt and line of credit	(434,977)	(790,200)
Principal payments on mortgages payable	(458,344)	(192,309)
Prepayment penalty on early debt extinguishment	(2,150)	—
Payment of deferred financing and other costs	(13,377)	(5,359)
Contributions from noncontrolling interests	10,152	14,424
Distributions to noncontrolling interests	(204,579)	(30,402)
Dividends paid to Common Shareholders	(80,376)	(75,128)
Acquisition of noncontrolling interest	(8,627)	(9,865)
Payments of finance lease obligations	(1,013)	557
Net cash (used in) provided by financing activities	(197,272)	340,773
(Decrease) increase in cash and cash equivalents and restricted cash	(7,593)	35,332
Cash and cash equivalents of $38,818 and $16,806 and restricted cash of $18,081 and $22,897, respectively, beginning of period	56,899	39,703
Cash and cash equivalents of $37,984 and $49,388 and restricted cash of $11,322 and $25,647, respectively, end of period	$49,306	$75,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

ACADIA REALTY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $7,487 and $8,234 respectively (a)	$71,336	$83,457
Cash paid for income taxes, net of refunds	$165	$330

Supplemental disclosure of non-cash investing and financing activities
Dividends/Distributions declared and payable	$29,239	$27,720
Assumption of accounts payable and accrued expenses through acquisition of real estate	$9,881	$—
Conversion of Common and Preferred OP Units to Common Shares	$776	$2,403
Accrued interest on note receivable recorded to redeemable noncontrolling interest	$4,131	$9,296
Adjustment of redeemable non-controlling interest to estimated redemption value	$5,661	$1,014
Changes in accrued development, construction and property improvement costs included in Accounts payable and other liabilities	$4,588	$—
Note receivable and accrued interest exchanged for redeemable noncontrolling interest	$58,471	$48,064
Properties contributed to unconsolidated affiliates	$55,438	$—

Increase (decrease) in assets and liabilities resulting from the consolidation of previously unconsolidated investment:
Operating real estate	$—	$201,700
Mortgage and other notes payable	—	156,117
Investments in and advances to unconsolidated affiliates	—	(28,516)
Rents receivable and other assets	—	654
Accounts payable and other liabilities	—	4,548
Noncontrolling interests	—	29,572

(a)
Cash paid during the period for interest only includes payments made on our mortgages and does not capture the effect of hedging instruments. The Company received net cash from interest rate swap settlements of $4.3 million and $9.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company owns and operates a high-quality real estate portfolio, primarily comprised of street and open-air retail assets in the nation’s most dynamic retail corridors (the “REIT Portfolio”). This portfolio is complemented by an investment management platform that leverages institutional capital relationships to pursue opportunistic, high-yield, and/or value-add investments (“Investment Management”). As of September 30, 2026, the Company held ownership interests in 190 REIT Portfolio properties (including properties in various stages of development and redevelopment) and 47 Investment Management properties across the United States.

All of the Company’s assets are held by, and its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. At September 30, 2026 and December 31, 2025, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner and is entitled to share in the cash distributions and profits and losses of the Operating Partnership in proportion to its percentage interest.

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

The Investment Management platform operates through the Company’s consolidated opportunity funds, including: Acadia Strategic Opportunity Fund III LLC (“Fund III”), Acadia Strategic Opportunity Fund IV LLC (“Fund IV”), and Acadia Strategic Opportunity Fund V LLC (“Fund V” and, collectively with Fund III and Fund IV, the “Funds”), as well as legacy investments associated with Acadia Strategic Opportunity Fund II LLC (“Fund II”), including the City Point property, which is now directly owned and presented within Other Investment Management properties. The platform also includes seven unconsolidated co-investment vehicles with institutional partners in which the Company holds equity ownership interests ranging from 5% to 20% (Note 4). The Company consolidates the Funds as variable interest entities, as it is the primary beneficiary through its role as sole general partner or managing member.

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

The following table summarizes the general terms and Operating Partnership’s equity interests in the Funds (dollars in millions):

Entity	Formation Date	Operating Partnership Share of Capital	Capital Called as of September 30, 2026 (a)	Unfunded Commitment (a)	Equity Interest Held By Operating Partnership (b)	Preferred Return	Total Distributions as of September 30, 2026 (a)
Fund III	5/2007	24.54%	449.5	$0.5	24.54%	6%	$616.3
Fund IV	5/2012	23.12%	508.3	21.7	23.12%	6%	221.4
Fund V	8/2016	20.10%	496.4	23.6	20.10%	6%	435.6

(a)
Represents the total for the Funds, including the Operating Partnership and noncontrolling interests’ share. All returns and distributions referenced are presented net of fees and promote.
(b)
Amount represents the current economic ownership as of September 30, 2026, which could differ from the stated legal ownership based upon the cumulative preferred returns of the respective Fund.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. Operating results for interim periods are not necessarily indicative of results for the full fiscal year. In the opinion of management, all adjustments necessary for a fair presentation of interim Condensed Consolidated Financial Statements have been included. These adjustments are of normal recurring nature.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance applies to all PBEs and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has elected not to early adopt and the requirements will be applied prospectively with the option for retrospective application. Adoption of this standard is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”) that more closely aligns hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Although the Company previously considered early adoption in 2026, it has elected not to early adopt the standard because the amendments are not expected to have a meaningful impact on the Company’s current hedging activities. The Company will continue to monitor its hedging activities and plans to adopt the standard when required. Adoption of this standard is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the Condensed Consolidated Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Real Estate

The Company’s consolidated real estate is comprised of the following for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Buildings and improvements	$3,126,806	$3,421,366
Tenant improvements	328,458	339,414
Land	1,271,291	1,147,236
Construction in progress	37,488	32,969
Right-of-use assets - finance leases (Note 11)	61,366	61,366
Total	4,825,409	5,002,351
Less: Accumulated depreciation and amortization	(1,029,912)	(1,018,597)
Operating real estate, net	3,795,497	3,983,754
Real estate under development	212,538	167,051
Net investments in real estate	$4,008,035	$4,150,805

Acquisitions

During the nine months ended September 30, 2026, the Company acquired the following consolidated REIT Portfolio retail properties (dollars in thousands):

Property and Location	Percent Acquired	Date of Acquisition	Purchase Price (a)
2026 REIT Portfolio Acquisitions
1045 and 1165 Madison Avenue - New York, NY	100%	January 29, 2026	$21,313
Rhode Island Place - Washington, D.C.	100%	March 4, 2026	9,464
846 W. Armitage Avenue - Chicago, IL	100%	March 5, 2026	4,440
225 Worth Avenue - Palm Beach, FL	100%	March 27, 2026	43,469
4-6 Newbury Street and 28 Newbury Street - Boston, MA	100%	April 10, 2026	110,154
129 5th Avenue - New York, NY	100%	June 15, 2026	9,611
8800-8804 Melrose Avenue - West Hollywood, CA	100%	July 2, 2026	30,204
171-173 Greenwich Avenue - Greenwich, CT	100%	August 5, 2026	10,109
385 Bleecker Street - New York, NY	100%	August 20, 2026	10,206
371-373 Bleecker Street - New York, NY	100%	August 20, 2026	10,009
69-73 Greene Street - New York, NY	100%	September 1, 2026	66,113
2310 N. Henderson Avenue - Dallas, TX (b)	100%	September 2, 2026	3,202
44 Main Street - Westport, CT	100%	September 29, 2026	23,108
Total 2026 REIT Portfolio Acquisitions (c)			$351,402
(a)
Cumulative purchase price includes capitalized transaction costs of $5.7 million.
(b)
Development land parcel acquired as part of the overall Henderson Avenue development project in Dallas, TX for $3.2 million, inclusive of transaction costs.
(c)
In connection with an acquisition in the third quarter, the Company recorded, as part of the purchase price allocation, a $5.3 million liability for certain pre-acquisition leasing matters affecting a portion of the property. This estimate is based on currently available information and is subject to change. The Company does not currently expect amounts in excess of this liability to be material.

For acquisitions completed during the period, the Company recorded identifiable intangible assets and intangible liabilities in the aggregate of approximately $31.9 million and $20.6 million, respectively. These intangibles are amortized over the remaining lease terms of the related leases, which ranged from approximately 1 to 50 years as of the respective acquisition dates. Refer to Note 6 for additional detail on the Company’s amortization of intangible assets and liabilities.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2026
	Low	High
Exit Capitalization Rate	5.00%	6.75%
Discount Rate	6.25%	8.50%
Annual net rental rate per square foot on acquired buildings	$10.50	$500.00
Annual net rental rate per square foot on acquired ground lease	$4.71	$23.83

Dispositions

During the three and nine months ended September 30, 2026, the Company recognized gains on disposition and deconsolidation of properties of $0.8 million and $146.9 million, respectively.

The gain recognized during the nine months ended September 30, 2026 was primarily attributable to the February 2026 recapitalization of a seven-property open-air retail portfolio into two newly formed unconsolidated joint ventures. In connection with the transaction, the Company retained a 20% ownership interest in the joint ventures, which was measured at fair value upon deconsolidation and had an aggregate fair value of $87.1 million. The transaction resulted in the recognition of a gain on disposition and deconsolidation of $112.3 million at the transaction level, of which the Company's proportionate share was $22.1 million. In addition, the Company repaid $210.5 million of consolidated Investment Management property mortgage loans using proceeds from the transaction (Note 7).

Other significant dispositions during the nine months ended September 30, 2026 included:

•
the recapitalization of the Pinewood Square property, an open-air retail center located in Lake Worth, Florida, into a newly formed unconsolidated joint venture for $68.4 million and retained a 20% ownership interest, which was fair-valued at $13.6 million, resulting in the recognition of a $4.1 million gain on deconsolidation (Note 4);
•
the disposition of Landstown Commons for $102.0 million, 1964 Union Street for $2.6 million, New Towne Center for $23.5 million, and the parking garage condominium unit at 1035 Third Avenue for $8.3 million, which were consolidated Investment Management properties. These dispositions resulted in aggregate gains of $30.3 million during the nine months ended September 30, 2026; and
•
the disposition of 1525 W. Belmont Avenue, a REIT Portfolio property located in Chicago, Illinois for $4.2 million which generated a gain of $0.2 million during the three months ended September 30, 2026.

Properties Held for Sale

No properties were classified as held for sale as of September 30, 2026 and December 31, 2025.

Real Estate Under Development

Real estate under development represents the Company’s consolidated properties that have not yet been placed into service and are undergoing substantial development or construction.

Development activity for these properties during the periods presented is summarized below (dollars in thousands):

	January 1, 2026		Nine Months Ended September 30, 2026			September 30, 2026
	Number of Properties	Carrying Value	Transfers In	Capitalized Costs (a)	Transfers Out	Number of Properties	Carrying Value
REIT Portfolio (b)	13	$167,051	$3,202	$42,285	$—	14	$212,538
Total	13	$167,051	$3,202	$42,285	$—	14	$212,538
(a)
Includes construction in progress at operating properties that remain in service during the construction period.
(b)
Transfers in for the period relate to the acquisition of development property 2310 N. Henderson Avenue (Note 2).

The number of properties in the table above refers to full-property development projects; however, certain projects represent only a portion of a property, and the capitalized costs and carrying value of these projects are included in the table above. As of September 30, 2026, consolidated REIT Portfolio development projects included 14 properties in the Henderson Avenue development project.

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

	September 30,	December 31,	September 30, 2026
Description	2026	2025	Number	Maturity Date	Interest Rate
Notes receivable	$211,316	$156,530	8	Apr 2020 - July 2029	6.00% - 13.75%
Allowance for credit losses	(2,781)	(1,638)
Notes receivable, net	$208,535	$154,892	8

The following table presents the activity in the allowance for credit losses for the nine months ended September 30, 2026 and year ended December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Allowance for credit losses as of beginning of periods	$1,638	$2,004
Provision (recovery) of loan losses	1,143	(366)
Total credit allowance	$2,781	$1,638

During the nine months ended September 30, 2026, the Company originated a note receivable with an aggregate commitment of $75.0 million. The Company funded approximately $53.5 million at closing and an additional $0.4 million through September 30, 2026. The loan is collateralized by the Whitestone Shopping Center and is supported by a guaranty from affiliates of the borrower. The remaining commitment is available to fund certain capital improvements, tenant improvements and leasing commissions, subject to the terms and conditions of the loan agreement. The note bears interest at 8.65% and matures in July 2029.

As of September 30, 2026, the Company had six performing notes with a total amortized cost of $192.6 million, including accrued interest of $4.8 million. Each note was evaluated individually due to the lack of comparability across the Structured Financing Portfolio.

One note receivable with an amortized cost basis of $7.3 million was on nonaccrual status as of September 30, 2026 as collection of contractual principal and interest was no longer considered probable. The note is secured by pledges of ownership interests in the Georgetown Portfolio (Note 4), which owns a portfolio of retail properties in Washington, D.C. Accordingly, interest income on this note is recognized only to the extent cash payments are received. No interest income was recognized on the note during the three and nine months ended September 30, 2026. Contractual interest income not recognized as a result of the note’s nonaccrual status was approximately $1.7 million as of September 30, 2026. Based on the estimated fair value of the collateral at the expected realization date, no allowance for credit losses was recorded as of September 30, 2026.

One note receivable with an amortized cost basis of $22.3 million matured and remained in default as of September 30, 2026 and December 31, 2025. The Company applied the collateral-dependent practical expedient in accordance with ASC Topic 326: Financial Instruments - Credit Losses (“ASC 326”) as the note is expected to be settled through foreclosure or possession of the underlying collateral. Based on the estimated fair value of the collateral at the expected realization date, no allowance for credit losses was recorded as of September 30, 2026.

The Company holds a preferred equity investment, which is accounted for as a note receivable and a mezzanine loan with an aggregate carrying value of approximately $82.5 million as of September 30, 2026. During the third quarter of 2026, the remaining interest reserves associated with the investment were insufficient to fund the full contractual interest payment due in July 2026, resulting in a payment default. As of September 30, 2026, the investment remained on accrual status. Based on the Company’s evaluation of the estimated value of the underlying collateral, current restructuring discussions and other potential repayment sources, the Company concluded that collection of contractual principal and interest remained probable and continued to recognize interest income under the contractual terms of the investment. As of September 30, 2026, an allowance for credit losses of approximately $1.3 million was recorded against the investment.

In October 2026, the Company amended and extended its existing structured finance loan related to a property in the Sunset Park neighborhood of Brooklyn, New York. In connection with the transaction, the Company received a $20.0 million payment and acquired the property’s senior loan, resulting in approximately $120.0 million of incremental capital invested, net of the payment. The Company’s investments were consolidated into a new $200.0 million financing secured, directly or indirectly, by the property. The financing bears interest at the greater of

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOFR plus 300 basis points or 8.0%, a portion of which may accrue, and has an initial four-year term with two one-year extension options. The Company also committed to fund up to an additional $40.0 million, subject to certain conditions (Note 16).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates primarily under the equity method of accounting. The Company’s investments in and advances to unconsolidated affiliates consist of the following (dollars in thousands):

		Ownership Interest	September 30,	December 31,
Portfolio	Property	September 30, 2026	2026	2025

REIT:
	Gotham Plaza	49%	$28,224	$28,161
	Georgetown Portfolio (a)	50%	3,781	3,744
	1238 Wisconsin Avenue (a, b)	80%	17,192	18,025
	840 N. Michigan Avenue (c, d)	94.35%	37,762	34,631
			86,959	84,561
Investment Management:
Fund IV: (e)	Fund IV Other Portfolio (f)	90%	38	375
	650 Bald Hill Road (g)	90%	366	5,789
			404	6,164

Fund V: (e)	Family Center at Riverdale (c)	89.42%	—	521
	Tri-City Plaza (l)	90%	293	6,120
	Frederick County Acquisitions	90%	3,575	3,872
	Wood Ridge Plaza	90%	7,954	7,962
	La Frontera Village	90%	6,872	9,746
	Shoppes at South Hills	90%	8,775	9,151
	Mohawk Commons	90%	7,733	9,023
			35,202	46,395

Other:	Shops at Grand	5%	2,292	2,363
	Walk at Highwoods Preserve	20%	1,711	1,805
	LINQ Promenade	15%	15,372	15,918
	Shops at Skyview (h)	20%	62,751	—
	Atlantic Portfolio (i)	20%	42,901	—
	Avenue West Cobb	20%	4,296	—
	Pinewood Square	20%	4,972	—
			134,295	20,086

Various:	Due from Related Parties		2,755	1,366
	Other (j)		2,656	3,383
	Investments in and advances to unconsolidated affiliates		$262,271	$161,955

REIT:	Crossroads (k)	49%	$16,336	$16,838

Investment Management:
	Family Center at Riverdale (c, k)	89.42%	$156	—
	Distributions in excess of income from, and investments in, unconsolidated affiliates		$16,492	$16,838

(a)
Represents a VIE for which the Company is not the primary beneficiary (Note 15).
(b)
Includes the amounts advanced against a $12.8 million construction commitment from the Company to the venture that holds its investment in 1238 Wisconsin. As of September 30, 2026 and December 31, 2025 the related party note receivable had a principal balance of $12.8 million, net of a $0.1 million allowance at each period. The loan is secured by the venture members’ equity interest in the entity that owns the 1238 Wisconsin development property, bears interest at Prime + 1.0% (subject to a

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.5% floor), and matures on December 28, 2027. The Company recognized interest income of $0.1 million for each of the three and nine months ended September 30, 2026 and 2025, related to this note receivable, which is recorded in Interest income in the Company’s Condensed Consolidated Statements of Operations.
(c)
Represents a tenancy-in-common interest.
(d)
The Company has a note receivable from the 840 North Michigan Avenue venture partners which had a balance of $2.1 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively, and matures in December 2026 (Note 3).
(e)
The Company owns 23.12% and 20.10% in Funds IV and V, respectively (Note 1). For the ventures within these funds, the ownership interest percentage represents the Fund’s ownership interest and not the Company’s proportionate share.
(f)
As of September 30, 2026, the investment balance relates to undistributed proceeds from the disposition of the Eden Square property.
(g)
The property was sold on April 8, 2026. As of September 30, 2026, the investment balance relates to undistributed proceeds from the disposition.
(h)
As of September 30, 2026, includes a $41.7 million preferred equity investment by the Company that was determined to be a debt instrument. The related-party advance is reported net of a $0.4 million CECL allowance. The loan bears interest at a fixed rate of 7.5%. For the three and nine months ended September 30, 2026, the Company recognized $0.6 million and $1.8 million of interest income, respectively, which is included in Interest income in the Condensed Consolidated Statements of Operations.
(i)
As of September 30, 2026, includes a $27.5 million preferred equity investment by the Company that was determined to be a debt instrument. The related-party advance is reported net of the $1.9 million unamortized discount and a $0.2 million CECL allowance. The loan bears interest at a fixed rate of 6.0%. For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $0.8 million of interest income, which is included in Interest income in the Condensed Consolidated Statements of Operations.
(j)
Includes cost-method investment in Fifth Wall. The Company recorded an impairment charge of $0.6 million for the nine months ended September 30, 2026, which is included in Realized and unrealized holding gains (losses) on investments and other in the Company’s Condensed Consolidated Statements of Operations.
(k)
Distributions have exceeded the Company’s investment; however, the Company recognizes a liability balance as it may elect to contribute capital to the entity.
(l)
The property was sold on May 28, 2026. As of September 30, 2026, the investment balance relates to undistributed proceeds from the disposition.

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

In February 2026, the Company acquired a 20% non-controlling equity interest in two newly formed joint ventures, Atlantic Portfolio and Avenue at West Cobb, that, as part of a recapitalization, acquired a seven-property open-air retail portfolio. Six of the properties were previously held in Fund V, while one property (Avenue at West Cobb) was previously held in the Company’s wholly owned portfolio. The Company’s retained interest in the joint ventures was fair-valued at $87.1 million. At closing, the joint venture obtained a mortgage loan with a total commitment of $317.0 million, of which $298.0 million was funded at closing. Additionally, the Company provided seller financing to the Atlantic Portfolio joint venture in the form of a $27.5 million preferred equity investment. The preferred equity is accounted for as a held-to-maturity debt instrument given its stated maturity date in February 2029, is secured by the equity interests in the entity that owns the Atlantic Portfolio properties, and bears interest at a stated rate of 6.0%. The preferred equity investment was determined to be issued at below-market terms, as the prevailing market rate for a comparable instrument at the time of origination exceeded the stated rate. Accordingly, the Company recorded the instrument at fair value at origination, resulting in a $2.4 million discount, which is presented as a reduction to the preferred equity investment balance within Investments in and advances to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, with a corresponding reduction to the gain on disposition recognized in connection with the recapitalization (Note 2). The discount will be accreted into interest income over the term of the instrument using the effective interest method.

In March 2026, the Company retained a 20% non-controlling equity interest in a newly formed joint venture that acquired Pinewood Square, which was fair-valued at $13.6 million. At closing, the joint venture obtained a mortgage loan of $45.0 million.

In April 2026, the Company, through Fund IV, sold its investment in 650 Bald Hill Road for $20.5 million and repaid the related $14.4 million property mortgage loan. The venture recognized a gain on sale of $0.6 million, of which the Company’s proportionate share was $0.2 million.

In May 2026, the Company, through Fund V, sold its investment in Tri-City Plaza for $62.5 million and repaid the related $34.8 million property mortgage loan. The venture recognized a gain of $19.7 million, of which the Company’s proportionate share of the gain was $3.0 million.

840 N. Michigan Avenue

In December 2023, an unconsolidated venture holding an interest in a property on North Michigan Avenue modified its $73.5 million nonrecourse mortgage loan. The modification reduced the principal balance by $18.5 million, required a $17.5 million principal paydown, increased the interest rate from 4.4% to 6.5%, and extended the maturity from February 2025 to December 2026. Under the modification, the venture may be required to make contingent payments of up to $17.5 million upon a sale or secured refinancing prior to maturity (“Contingent Payment”). The Contingent Payment amortizes on a straight‑line basis over the remaining loan term and is reduced over time in accordance with the modification agreement. The modification was accounted for as a troubled debt restructuring under ASC 470, resulting in an initial gain of approximately $0.4 million recognized in equity in earnings of unconsolidated affiliates. Future cash payments under the modified loan, including any Contingent Payment, are treated as reductions of the mortgage carrying amount, and no interest expense is recognized through the revised maturity. As the Contingent Payment amortizes, additional gains are recognized in equity in earnings, of which $1.3 million and $3.2 million were recognized

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

during the three and nine months ended September 30, 2026, respectively. As part of the modification, the Operating Partnership provided a recourse guarantee equal to 50% of the unpaid principal balance of the mortgage which was $30.0 million as of September 30, 2026.

Fees earned from and paid to Unconsolidated Affiliates

The Company earned fees for asset management, property management, construction, development, legal and leasing fees from its investments in unconsolidated affiliates totaling $2.7 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $8.9 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in Other revenues in the Condensed Consolidated Statements of Operations.

In addition, the Company’s unconsolidated joint ventures paid fees to the Company’s unaffiliated joint venture partners of $1.0 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $3.2 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively, for leasing commissions, development, management, construction and overhead fees.

Summarized Financial Information of Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarized the financial information of the Company’s investments in unconsolidated affiliates that were held as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$1,634,642	$902,016
Other assets	331,445	119,689
Total assets	$1,966,087	$1,021,705
Liabilities and partners’ equity:
Mortgage notes payable	$1,254,965	$630,077
Other liabilities	230,020	127,164
Partners’ equity	481,101	264,464
Total liabilities and partners’ equity	$1,966,087	$1,021,705

Company's share of accumulated equity	$228,858	$127,079
Basis differential	8,566	8,860
Deferred fees, net of portion related to the Company's interest	2,916	4,452
Amounts receivable/payable by the Company	2,755	1,366
Investments in and advances to unconsolidated affiliates, net of Company's share of distributions in excess of income from and investments in unconsolidated affiliates	243,095	141,757
Investments carried at cost	2,683	3,360
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	16,492	16,838
Investments in and advances to unconsolidated affiliates	$262,271	$161,955

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Combined and Condensed Statements of Operations
Total revenues	$56,358	$29,073	$156,345	$90,215
Operating and other expenses	(18,064)	(10,911)	(53,032)	(34,141)
Interest expense	(19,398)	(9,780)	(54,718)	(31,944)
Depreciation and amortization	(27,572)	(11,946)	(74,455)	(38,420)
Gain on extinguishment of debt (a)	1,271	971	3,212	2,893
Impairment of real estate (b)	—	(3,480)	—	(3,480)
Gain (loss) on disposition of properties (c)	—	—	20,381	(1,030)
Net loss attributable to unconsolidated affiliates	$(7,405)	$(6,073)	$(2,267)	$(15,907)

Company’s share of equity in net (losses) earnings of unconsolidated affiliates	$(369)	$(3,596)	$12,248	$(9,304)
Basis differential amortization	(98)	(98)	(294)	(294)
Company’s equity in losses of unconsolidated affiliates	$(467)	$(3,694)	$11,954	$(9,598)

(a)
Includes the gain on debt extinguishment related to the restructuring at 840 N. Michigan Avenue for the three and nine months ended September 30, 2026 and 2025.
(b)
The impairment charge for the three and nine months ended September 30, 2025 is related to the 650 Bald Hill Road property.
(c)
Includes the gain on sale of 650 Bald Hill Road and Tri-City Plaza for the nine months ended September 30, 2026 and the loss on the sale of Eden Square for the nine months ended September 30, 2025.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Other Assets, Net and Accounts Payable and Other Liabilities

Other assets, net and accounts payable and other liabilities are comprised of the following for the periods presented:

	September 30,	December 31,
(in thousands)	2026	2025
Other Assets, Net:
Lease intangibles, net (Note 6)	$104,414	$128,239
Derivative financial instruments (Note 8)	30,709	9,738
Deferred charges, net (A)	47,079	44,133
Accrued interest receivable (Note 3)	11,748	8,916
Prepaid expenses	16,316	17,327
Due from seller	1,268	1,768
Income taxes receivable	505	1,180
Deposits	662	5,774
Corporate assets, net	549	430
Other receivables	3,754	6,475
	$217,004	$223,980

(A) Deferred Charges, Net:
Deferred leasing and other costs	$97,843	$94,957
Deferred financing costs related to line of credit	18,229	13,939
	116,072	108,896
Accumulated amortization	(68,993)	(64,763)
Deferred charges, net	$47,079	$44,133

Accounts Payable and Other Liabilities:
Lease intangibles, net (Note 6)	$87,311	$95,991
Accounts payable and accrued expenses	86,373	88,139
Deferred income	29,941	34,102
Tenant security deposits, escrows and other	21,682	19,939
Lease liability - finance leases, net (Note 11)	32,674	32,112
Derivative financial instruments (Note 8)	54	3,196
	$258,035	$273,479

6. Lease Intangibles

Intangible assets and liabilities are included in Other assets, net and Accounts payable and other liabilities (Note 5) on the Condensed Consolidated Balance Sheets and summarized as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease intangible assets	$351,894	$(250,422)	$101,472	$408,015	$(289,643)	$118,372
Above-market rent	20,990	(18,048)	2,942	32,608	(22,741)	9,867
	$372,884	$(268,470)	$104,414	$440,623	$(312,384)	$128,239

Amortizable Intangible Liabilities
Below-market rent	$(212,611)	$125,426	$(87,185)	$(223,893)	$128,072	$(95,821)
Above-market ground lease	(671)	545	(126)	(671)	501	(170)
	$(213,282)	$125,971	$(87,311)	$(224,564)	$128,573	$(95,991)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The amounts of such amortization included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of in-place lease intangibles	$6,789	$8,373	$23,669	$26,765
Amortization of above-market rent and below-market rent	(2,184)	(2,131)	(7,630)	(6,590)
Amortization of above-market ground leases	(15)	(15)	(44)	(44)

7. Debt

A summary of the Company’s consolidated indebtedness is as follows (dollars in thousands):

			Carrying Value as of
	Interest Rate as of	Maturity Date as of	September 30,	December 31,
	September 30, 2026	September 30, 2026	2026	2025
Mortgages Payable
REIT Portfolio	3.99% - 6.05%	Nov 2026 - Apr 2035	$225,902	$227,684
Fund II (a)			—	137,500
Fund IV	5.62%	Jun 2028	25,939	27,249
Fund V	SOFR+1.40% - SOFR+3.10%	Dec 2026 - Apr 2030	228,988	505,184
Net unamortized debt issuance costs			(1,670)	(4,599)
Unamortized premium			248	926
Total Mortgages Payable			$479,407	$893,944

Unsecured Notes Payable
Term Loans (b, c)	SOFR+1.15% - SOFR+1.20%	May 2030 - Apr 2031	$837,500	$725,000
Senior Notes	5.86% - 5.94%	Aug 2027 - Aug 2029	100,000	100,000
Term Loan A-3	SOFR+1.15%	Apr 2031	137,500	—
Fund IV Term Loan	SOFR+1.20%	Dec 2028	45,250	61,250
Net unamortized debt issuance costs			(12,737)	(6,788)
Total Unsecured Notes Payable			$1,107,513	$879,462

Unsecured Line of Credit
Revolving Credit Facility (c, d)	SOFR+1.00%	Apr 2030	$232,323	$89,500

Total Debt (e)			$1,833,402	$1,873,367
Net unamortized debt issuance costs			(14,407)	(11,387)
Unamortized premium			248	926
Total Indebtedness			$1,819,243	$1,862,906

(a)
In connection with the refinance of the secured mortgage loan related to a Fund II asset during the nine months ended September 30, 2026, the Operating Partnership's $20.0 million recourse guarantee of principal payments associated with this mortgage loan was extinguished.
(b)
The $75.0 Million Term Loan is guaranteed by the Trust and certain subsidiaries of the Trust (Note 9).
(c)
The Company has entered into various swap agreements to effectively fix its interest costs on a portion of the Revolving Credit Facility and term loans as of September 30, 2026 and December 31, 2025 (Note 8).
(d)
The total available credit under the Revolving Credit Facility was $292.7 million and $435.5 million at September 30, 2026 and December 31, 2025, respectively. There are no letters of credit outstanding.
(e)
As of September 30, 2026 and December 31, 2025, the Company had $1,084.2 million and $1,216.7 million, respectively, of variable-rate debt that has been fixed with interest rate swap agreements as of the periods presented. The effective fixed rates ranged from 1.98% to 4.50%.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Mortgages Payable

At September 30, 2026 and December 31, 2025, the Company’s property mortgage loans were collateralized by 35 and 45 properties, respectively, as well as the related tenant leases. The Company was in compliance with its debt covenants as of September 30, 2026.

Investment Management

In connection with the Fourth Amended and Restated Credit Facility, entered into in April 2026, the Operating Partnership used proceeds from Term Loan A-3, discussed below, to refinance a secured mortgage loan related to the City Point property which had an outstanding balance of $137.5 million.

During the nine months ended September 30, 2026, the Company, through its Investment Management platform:

•
repaid $285.1 million of consolidated Investment Management property mortgage loans, using proceeds from the asset sales and the recapitalization transactions (Note 2);
•
extended the maturities of two Investment Management property mortgage loans with an aggregate outstanding balance of $82.4 million (an increase of $9.4 million);
•
refinanced a property mortgage loan secured by a Fund V property, maintained the $32.2 million principal amount, and extended the maturity from September 2026 to June 2029, and reduced the interest rate from Secured Overnight Financing Rate (“SOFR”) + 2.80% to SOFR + 1.40%.

Unsecured Notes Payable and Unsecured Line of Credit

The Company was in compliance with its unsecured notes payable and unsecured line of credit debt covenant requirements as of September 30, 2026.

Revolving Credit Facility

In April 2026, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Amendment”) to amend and expand its senior unsecured credit facility (the “Credit Facility”). The Amendment (i) extended the maturity of the $525.0 million revolving credit facility (the “Revolving Credit Facility”), the size of which remained unchanged, from April 15, 2028 to April 17, 2030, subject to two six-month extension options; (ii) increased the borrowing capacity of Term Loan A-1 from $400.0 million to $512.5 million and extended its maturity from April 15, 2028 to April 17, 2031; and (iii) established a new $137.5 million unsecured term loan facility (“Term Loan A-3”) maturing April 17, 2031. The Operating Partnership's existing $250.0 million Term Loan A-2, maturing May 29, 2030, was not modified by the Amendment. The Amendment also increased the accordion feature under the Credit Facility to up to $2.0 billion, at the Operating Partnership's option and subject to customary conditions.

The Revolving Credit Facility, Term Loan A-1 and Term Loan A-3 bear interest at floating rates based on SOFR plus an applicable margin determined by reference to the Company’s leverage ratio or credit ratings. As of September 30, 2026, the applicable rates were SOFR plus 1.00% on the Revolving Credit Facility and SOFR plus 1.15% on each of Term Loan A-1 and Term Loan A-3.

Unamortized deferred financing costs of $4.8 million associated with the prior facility were carried forward and are being amortized over the term of the amended facility, and the Company capitalized $11.7 million of new deferred financing costs in connection with the Amendment, which are being amortized over the remaining term of the Credit Facility.

As of September 30, 2026, outstanding borrowings were $512.5 million under Term Loan A-1, $250.0 million under Term Loan A-2, and $137.5 million under Term Loan A-3. The Revolving Credit Facility had an outstanding balance of $232.3 million and remaining borrowing capacity of $292.7 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scheduled Debt Principal Payments

The following table summarizes the scheduled principal repayments, without regard to available extension options (described further below), of the Company’s consolidated indebtedness, as of September 30, 2026 (in thousands):

Year Ending December 31,	Principal Repayments
2026 (Remainder)	$160,859
2027	106,029
2028	143,384
2029	182,891
2030	589,173
Thereafter	651,066
1,833,402
Unamortized premium	248
Net unamortized debt issuance costs	(14,407)
Total indebtedness (a)	$1,819,243
(a)
The table does not reflect available extension options. The Company has the option to extend $160.1 million, $48.4 million, and $55.0 million of maturities in 2026, 2027, and 2028, respectively, subject to customary conditions.

8. Financial Instruments and Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	—	30,709	—	—	9,738	—
Liabilities
Derivative financial instruments	—	(54)	—	—	(3,196)	—

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026, and year ended December 31, 2025.

Items Measured at Fair Value on a Nonrecurring Basis

Impairment Charges

Impairment charges for the nine months ended September 30, 2026 are as follows (in thousands):

				Impairment Charge
Property Location	Segment	Triggering Event	Effective Date	Total	Acadia's Share

2026 Impairment Charges
Washington, D.C. (a)	REIT	Reduced holding period	September 30, 2026	$5,120	$5,120
Chicago, IL (a)	REIT	Reduced holding period	September 30, 2026	6,540	6,540
Total 2026 Impairment Charges (b)				$11,660	$11,660

(a)
As of September 30, 2026, the fair values of the REIT Portfolio properties were estimated based on in-place purchase and sales agreements with a third-party buyer, excluding selling costs.
(b)
Does not include the impairment charge of $0.6 million related to the Company’s investment in Fifth Wall (Note 4) which is recorded in Realized and unrealized holding gains (losses) on investments and other, in the Company’s Condensed Consolidated Statement of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Redeemable Noncontrolling Interests

During the nine months ended September 30, 2026, the Company recorded an adjustment of redeemable noncontrolling interest to its estimated redemption value. Refer to Note 10 for further discussion regarding these interests.

Derivative Financial Instruments

The Company had the following interest rate swaps for the periods presented (information is as of September 30, 2026, unless otherwise noted, and dollars in thousands):

				Strike Rate				Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Low		High	Balance Sheet Location	September 30, 2026	December 31, 2025
REIT Portfolio
Interest Rate Swaps	$850,000	May 2022—Aug 2026	Jul 2027—Jul 2030	1.98%	—	3.99%	Other Assets	$27,379	$9,531
Interest Rate Swaps	102,000	Nov 2023	Nov 2026	4.50%	—	4.50%	Accounts payable and other liabilities	(54)	(2,140)
	$952,000							$27,325	$7,391
Investment Management
Other
Interest Rate Swap	$50,000	Jan 2023	Dec 2029	3.23%	—	3.23%	Other Assets	$2,106	$199

Fund V
Interest Rate Swaps	$82,200	Jan 2023—Jun 2026	Dec 2027—Jun 2029	3.36%	—	3.95%	Other Assets	$1,224	$8
Interest Rate Swap	—				—		Accounts payable and other liabilities	—	(1,056)

	$82,200							$1,224	$(1,048)

Total Asset Derivatives								$30,709	$9,738
Total Liability Derivatives								$(54)	$(3,196)

As of September 30, 2026, it is estimated that approximately $16.9 million included in Accumulated other comprehensive income related to derivatives will be reclassified as a reduction to interest expense within the next twelve months.

During the nine months ended September 30, 2026, the Company terminated five swaps with an aggregate notional value of $162.0 million in conjunction with the repayment of debt that occurred as part of the Fund V recapitalization (Note 2).

Other Financial Instruments

The carrying values and fair values of the Company’s other financial assets and liabilities that are not measured at fair value on its Condensed Consolidated Balance Sheets are as follows as of the dates shown (dollars in thousands, inclusive of amounts attributable to noncontrolling interests where applicable):

		September 30, 2026		December 31, 2025
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable (a)	3	$208,535	$208,720	$154,892	$157,325
City Point Loan (f)	3	—	—	34,821	35,346
Mortgage and Other Notes Payable (a, d)	3	480,829	473,098	897,616	894,607
Investment in non-traded equity securities (b)	3	2,471	2,580	3,307	3,307
Unsecured notes payable and Unsecured line of credit (c, e)	2	1,352,573	1,348,451	975,750	981,271

(a)
The Company estimates the fair value of financial instruments using a discounted cash flow model. This model incorporates assumptions such as current market rates and, where applicable, the credit quality of the borrower or tenant. In addition, the Company evaluates the value of the underlying collateral, considering factors such as collateral quality, borrower creditworthiness, time to maturity, and prevailing market conditions. These fair value estimates exclude unamortized discounts and

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

deferred loan costs. As of the reporting date, the estimated market interest rates used in the valuation ranged from 4.81% to 11.73% for the Company’s notes receivable, and from 5.51% to 7.92% for the Company’s property mortgage loans and other notes payable, depending on the specific characteristics of each loan.
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
(d)
Carrying amounts exclude unamortized debt issuance costs of $1.7 million and $4.6 million and unamortized premiums of $0.2 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively.
(e)
Carrying amounts exclude unamortized debt issuance costs of $12.7 million and $6.8 million as of September 30, 2026 and December 31, 2025, respectively.
(f)
In June 2026, the City Point Loan, including accrued interest, was settled in connection with the Company’s acquisition of the remaining investors’ interests in Fund II (Note 10).

As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, restricted cash, rents receivable, accounts payable, and certain financial instruments classified as Level 1 within other assets and other liabilities approximated their fair values. This approximation is due to the short-term nature and high liquidity of these instruments.

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

Commitments and Guaranties

The Operating Partnership is jointly and severally liable for the obligations under the Fund IV Term Loan, which may result in an obligation for the payment of principal, interest, and any other amounts due. As of September 30, 2026, the Company did not expect the Operating Partnership to make any payments under this arrangement. The outstanding balance of the facility was $45.3 million as of September 30, 2026 (Note 7).

Additionally, in connection with the refinancing of the La Frontera Village (Note 4) property mortgage loan of $57.0 million, which is collateralized by the investment property, Fund V guaranteed the joint venture’s obligation under the loan. Fund V acted as guarantor under the non-recourse carveout guaranty.

In connection with an acquisition in the third quarter (Note 2), the Company recorded, as part of the purchase price allocation, a $5.3 million liability for certain pre-acquisition leasing matters affecting a portion of the property. This estimate is based on currently available information and is subject to change. The Company does not currently expect amounts in excess of this liability to be material.

As of September 30, 2026, the Company had an unfunded loan commitment of $21.1 million related to a note receivable originated during the nine months ended September 30, 2026. The remaining commitment may be advanced to fund certain capital expenditures, tenant improvements and leasing commissions, subject to the terms and conditions of the loan agreement. The loan is collateralized by the Whitestone Shopping Center and supported by guarantees from affiliates of the borrower (Note 3).

Construction and Tenant Improvement Commitments

In conjunction with the development and expansion of various properties, the Company has entered into agreements with general contractors for the construction or development of properties aggregating approximately $37.2 million and $68.6 million, of which the Company’s share is $33.7 million and $64.8 million as of September 30, 2026 and December 31, 2025, respectively.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $71.5 million and $44.1 million, as of September 30, 2026 and December 31, 2025, respectively. The Company’s share of these obligations is approximately $54.0 million and $37.1 million, respectively. The timing and amounts of these payments are uncertain and are subject to the satisfaction of certain performance conditions.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Shareholders’ Equity, Noncontrolling Interests and Other Comprehensive Loss

Public Offerings

From time to time, the Company may offer its shares of beneficial interest through public offerings registered with the SEC or through private offerings pursuant to one or more exemptions from registration under the Securities Act. In connection with such offerings, the Company may issue and sell the offered shares upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the shares sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms.

On June 11, 2026, the Company completed an offering of 9,000,000 Common Shares at an initial forward sale price of $21.80 per share. These shares are subject to forward sale agreements, which require settlement within one year of the various effective dates. In connection with the offering, in July 2026, the underwriters partially exercised their over-allotment option, resulting in the issuance of an additional 242,996 Common Shares for an aggregate of 9,242,996 Common Shares subject to forward sale agreements. The Company did not initially receive any proceeds from the sale of Common Shares in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates. Assuming full physical settlement, the Company expects to receive net proceeds of approximately $199.6 million after deduction of estimated expenses.

ATM Program

The Company has an at-the-market equity issuance program (“ATM Program”) that provides the Company with an efficient vehicle for raising public equity capital to fund its needs.

During the nine months ended September 30, 2026, the Company physically settled 7,012,954 Common Shares outstanding under the forward contracts pursuant to the ATM Program, and received proceeds of approximately $143.6 million. This included settlements of $55.9 million in March, $72.1 million in June and $15.6 million in August.

As of September 30, 2026, the Company had 7,725,883 Common Shares subject to forward sales agreements outstanding under its ATM Program at a weighted-average net offering price of $19.64 per share. All forward sales agreements require settlement within one year of the various effective dates and are expected to result in net cash proceeds of approximately $151.7 million if the Company were to physically settle all outstanding Common Shares subject to forward sales agreements. An additional $199.1 million remains available for future share issuance under the ATM Program.

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

Common Shares and Units

During the nine months ended September 30, 2026, the Company withheld 6,546 shares of its restricted Common Shares (“Restricted Shares”) to pay the employees’ statutory minimum income tax withholding obligations upon vesting. For the three and nine months ended September 30, 2026, the Company recognized $3.0 million and $12.3 million, respectively, of compensation expense in connection with Restricted Shares and Common OP Units (Note 13).

Share Repurchase Program

The Company maintains a share repurchase authorization of up to $200.0 million of outstanding Common Shares (the “Share Repurchase Program”), providing flexibility to return capital to shareholders when appropriate. No shares were repurchased during the nine months ended September 30, 2026 or 2025. As of September 30, 2026, $122.5 million remains available under the Share Repurchase Program.

Dividends and Distributions

During each of the three months ended September 30, 2026 and 2025, the Company declared distributions of $0.20 per Common Share/OP Unit. During each of the nine months ended September 30, 2026 and 2025, the Company declared aggregate distributions of $0.60 per Common Share/OP Unit in each period.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests

The following tables summarize the change in the noncontrolling interests for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of July 1, 2026	$109,682	$230,019	$339,701	$4,499
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,621)	—	(1,621)	—
Net loss for the three months ended September 30, 2026	(130)	(1,874)	(2,004)	(25)
Conversion of 1,475 Common OP Units to Common Shares by limited partners of the Operating Partnership	(25)	—	(25)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	600	1,232	1,832	—
Reclassification of realized interest expense on swap agreements	(2)	(195)	(197)	—
Noncontrolling interest contributions	—	4,259	4,259	—
Noncontrolling interest distributions	—	(3,165)	(3,165)	(2)
Employee Long-term Incentive Plan Unit Awards	3,060	—	3,060	—
Reallocation of noncontrolling interests (d)	(2,558)	—	(2,558)	—
Balance as of September 30, 2026	$109,006	$230,276	$339,282	$4,472

Balance as of July 1, 2025	$94,599	$342,434	$437,033	$21,174
Distributions declared of $0.20 per Common OP Unit and distributions on Preferred OP Units	(1,447)	—	(1,447)	—
Net income (loss) for the three months ended September 30, 2025	314	(15,320)	(15,006)	(1,567)
Conversion of 17,266 Common OP Units to Common Shares by limited partners of the Operating Partnership	(290)	—	(290)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(115)	377	262	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	1,014
Acquisition of noncontrolling interest (Note 10)	—	(105)	(105)	(8,232)
Reclassification of realized interest expense on swap agreements	(4)	(602)	(606)	—
City Point Loan accrued interest	—	—	—	(3,270)
Noncontrolling interest contributions	—	6,046	6,046	—
Noncontrolling interest distributions	—	(16,215)	(16,215)	(5)
Employee Long-term Incentive Plan Unit Awards	2,961	—	2,961	—
Reallocation of noncontrolling interests (d)	(2,653)	—	(2,653)	—
Balance as of September 30, 2025	$93,365	$316,615	$409,980	$9,114

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Noncontrolling Interests in Operating Partnership (a)	Noncontrolling Interests in Partially-Owned Affiliates (b)	Total	Redeemable Noncontrolling Interests (c)
Balance as of January 1, 2026	$92,482	$302,189	$394,671	$9,113
Distributions declared of $0.60 per Common OP Unit and distributions on Preferred OP Units	(4,864)	—	(4,864)	—
Net income (loss) for the nine months ended September 30, 2026	1,928	118,173	120,101	(1,704)
Conversion of 45,446 Common OP Units to Common Shares by limited partners of the Operating Partnership	(776)	—	(776)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	1,012	3,408	4,420	—
Reclassification of realized interest expense on swap agreements	(2)	(383)	(385)	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	5,661
Acquisition of noncontrolling interest	—	—	—	(8,627)
City Point Loan accrued interest	—	—	—	(4,119)
Noncontrolling interest contributions	—	5,997	5,997	4,155
Noncontrolling interest distributions	—	(199,108)	(199,108)	(7)
Employee Long-term Incentive Plan Unit Awards	12,419	—	12,419	—
Reallocation of noncontrolling interests (d)	6,807	—	6,807	—
Balance as of September 30, 2026	$109,006	$230,276	$339,282	$4,472

Balance as of January 1, 2025	$85,730	$350,287	$436,017	$30,583
Distributions declared of $0.60 per Common OP Unit and distributions on Preferred OP Units	(4,337)	—	(4,337)	—
Net income (loss) for the nine months ended September 30, 2025	649	(48,432)	(47,783)	(4,960)
Conversion of 153,436 Common OP Units to Common Shares by limited partners of the Operating Partnership	(2,403)	—	(2,403)	—
Other comprehensive income - unrealized gain on valuation of swap agreements	(874)	(1,394)	(2,268)	—
Consolidation of previously unconsolidated investment	—	29,573	29,573	—
Reclassification of realized interest expense on swap agreements	(28)	(1,839)	(1,867)	—
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	1,014
Acquisition of noncontrolling interest	—	(105)	(105)	(8,232)
City Point Loan accrued interest	—	—	—	(9,296)
Noncontrolling interest contributions	—	14,414	14,414	10
Noncontrolling interest distributions	—	(25,889)	(25,889)	(5)
Employee Long-term Incentive Plan Unit Awards	8,407	—	8,407	—
Reallocation of noncontrolling interests (d)	6,221	—	6,221	—
Balance as of September 30, 2025	$93,365	$316,615	$409,980	$9,114

(a)
Noncontrolling interests in the Operating Partnership are comprised of (i) the limited partners’ 2,285,342 and 2,054,386 Common OP Units as of September 30, 2026 and 2025; (ii) 188 Series A Preferred OP Units as of September 30, 2026 and 2025; (iii) 66,519 Series C Preferred OP Units as of September 30, 2025, with none outstanding as of September 30, 2026; and (iv) 6,179,218 and 5,231,199 LTIP units as of September 30, 2026 and 2025, respectively, as discussed in the Amended and Restated 2020 Plan (Note 13). Distributions declared for Preferred OP Units are reflected in net income (loss) in the table above.
(b)
Noncontrolling interests in partially-owned affiliates comprise third-party interests in Funds II, III, IV and V, and nine other subsidiaries during the periods in which such interests were held.
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Redeemable Noncontrolling Interests

Williamsburg Portfolio

In connection with the Williamsburg Portfolio acquisition in February 2022, the venture partner has a one-time right to put its 50.01% interest in the property to the Company for redemption at fair value after five years have passed (“Williamsburg NCI”). As it was unlikely as of the acquisition date that the venture partner would receive any consideration on redemption due to the Company’s preferential returns, the initial fair value of the Williamsburg NCI was determined to be zero. As of September 30, 2026, the fair value of the Williamsburg NCI was zero.

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

During the second quarter of 2026, the Company acquired the remaining interests of the other Fund II investors in City Point for total consideration of $67.1 million, comprised of the assumption of the remaining investors’ portion of the City Point Loan and accrued interest balance of $58.5 million and a cash payment of $8.6 million. Following the transaction, the Company owns 100% of Fund II (Note 1). As the Company retained control of the subsidiary, no gain or loss was recognized in the Condensed Consolidated Statement of Operations.

For the nine months ended September 30, 2026, the Company recorded aggregate adjustments of $5.7 million to increase the carrying value of the City Point NCI to its Redemption Value. Because the redemption feature was not based on fair value, these adjustments were recorded as reductions of net income attributable to Acadia shareholders in the calculation of earnings per share (Note 14).

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

As of September 30, 2026, the Company recorded an adjustment of $0.2 million to adjust the carrying value of the NCI to its redemption value. As this interest is redeemable at fair value, the adjustment to redemption value was recognized as an adjustment to Additional Paid-in Capital and had no impact on consolidated Net (loss) income, or Net income attributable to Acadia shareholders in the Company’s Condensed Consolidated Statements of Operations.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Henderson NCI is measured at the greater of its carrying amount or redemption value. Adjustments to redemption value are recognized through Additional Paid-in Capital when the redemption becomes probable. As of September 30, 2026, no adjustment to redemption value was required.

Preferred OP Units

In 1999, the Operating Partnership issued 1,580 Series A Preferred OP Units in connection with the acquisition of a property, which have a stated value of $1,000 per unit, and are entitled to a preferred quarterly distribution of the greater of (i) $22.50 (9.00% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit. Through September 30, 2026, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

11. Leases

As Lessor

As of September 30, 2026, the Company was party to approximately 1,000 leases, which include both properties owned directly and those operated under long-term ground leases. These lease agreements have contractual terms that extend through December 31, 2099, and many include tenant renewal options. Certain leases also provide tenants with early termination rights. During the three and nine months ended September 30, 2026 and 2025, no single tenant or property collectively comprised more than 10% of the Company’s total revenues.

Lease terms generally range from one month to sixty years. In addition to fixed base rent, many leases include provisions for variable lease payments, such as reimbursements for operating expenses and rent based on a percentage of the tenant’s sales volume.

The following table presents the components of rental revenue, disaggregated into fixed and variable lease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease revenue	$74,208	$80,558	$226,088	$243,631
Variable lease revenue	16,187	18,156	54,063	56,020
Total rental revenue	$90,395	$98,714	$280,151	$299,651

The following table summarizes the Company’s scheduled future minimum rental revenues under non-cancelable tenant leases with remaining terms greater than one year, as of September 30, 2026. These amounts assume no new or renegotiated leases or exercise of renewal options not deemed reasonably certain (in thousands):

Year Ending December 31,	Minimum Rental Revenues
2026 (Remainder)	$64,837
2027	273,035
2028	258,373
2029	232,617
2030	206,492
Thereafter	813,053
Total	$1,848,407

During the nine months ended September 30, 2025, the Company recognized $8.4 million as rental and termination income related to a lease termination at City Center, a REIT Portfolio property, which is included in Other revenue on the Company’s Condensed Consolidated Statements of Operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As Lessee

The following table summarizes the Company’s scheduled future minimum rental payments under non-cancelable leases as of September 30, 2026 (in thousands):

	Minimum Rental Payments
Year Ending December 31,	Operating Leases (a)	Finance Leases (a)
2026 (Remainder)	$1,367	$333
2027	5,443	1,350
2028	5,390	1,396
2029	4,887	1,415
2030	4,866	1,495
Thereafter	10,331	153,825
	32,284	159,814
Interest	(6,003)	(127,140)
Total	$26,281	$32,674

(a)
Minimum rental payments include $6.0 million of interest related to operating leases and $127.1 million related to finance leases. These amounts exclude lease renewal options that are not reasonably certain to be exercised.

The following table summarizes additional lease cost information for the Company’s lessee arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$374	$374	$1,121	$1,121
Interest on lease liabilities	528	512	1,575	1,541
Subtotal	902	886	2,696	2,662
Operating lease cost	1,332	1,409	3,967	4,124
Variable lease cost	43	38	128	232
Total lease cost	$2,277	$2,333	$6,791	$7,018

Cash Paid
Payments of operating lease obligations - operating activities	$1,444	$1,365	$4,238	$4,097
Payments of interest on finance lease obligations - operating activities	528	516	1,574	1,541
Payments of finance lease obligations - financing activities	348	179	1,013	557

	As of September 30,
	2026	2025
Other Information
Weighted-average remaining lease term - finance leases (years)	56.0	56.4
Weighted-average remaining lease term - operating leases (years)	7.6	8.2
Weighted-average discount rate - finance leases	6.5%	6.5%
Weighted-average discount rate - operating leases	5.1%	5.1%

During the nine months ended September 30, 2026, the Company entered into a new corporate office lease and recorded a right-of-use assets - operating lease and corresponding lease liability - operating lease of $3.8 million. During the nine months ended September 30, 2025, the Company entered into a new corporate office lease and recorded a right-of-use assets - operating lease and corresponding lease liability - operating lease of $2.1 million.

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

The following tables present selected financial information for each reportable segment (in thousands):

	For the Three Months Ended September 30, 2026
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$65,232	$25,163	$—	$—	$90,395
Other revenue	1,281	3,307	—	—	4,588
Depreciation and amortization expenses	(24,673)	(10,899)	—	—	(35,572)
Property operating expenses	(9,860)	(6,745)	—	—	(16,605)
Real estate taxes	(7,196)	(2,575)	—	—	(9,771)
General and administrative expenses	—	—	—	(11,912)	(11,912)
Impairment charges	(11,660)	—	—	—	(11,660)
Gain on disposition of properties	192	569	—	—	761
Operating income	13,316	8,820	—	(11,912)	10,224
Interest income	—	—	4,546	—	4,546
Equity in earnings (losses) of unconsolidated affiliates	1,028	(1,495)	—	—	(467)
Interest expense	(13,030)	(6,897)	—	—	(19,927)
Income tax benefit	—	—	—	1	1
Net income	1,314	428	4,546	(11,911)	(5,623)
Net loss attributable to redeemable noncontrolling interests	—	25	—	—	25
Net loss attributable to noncontrolling interests	170	1,834	—	—	2,004
Net income attributable to Acadia shareholders	$1,484	$2,287	$4,546	$(11,911)	$(3,594)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended September 30, 2025
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$57,162	$41,552	$—	$—	$98,714
Other revenue	876	1,416	—	—	2,292
Depreciation and amortization expenses	(22,663)	(16,221)	—	—	(38,884)
Property operating expenses	(7,732)	(8,895)	—	—	(16,627)
Real estate taxes	(7,469)	(4,363)	—	—	(11,832)
General and administrative expenses	—	—	—	(10,924)	(10,924)
Impairment charges	—	(12,570)	—	—	(12,570)
Gain (loss) on disposition of properties	2,756	(241)	—	—	2,515
Operating income	22,930	678	—	(10,924)	12,684
Interest income	—	—	6,121	—	6,121
Equity in losses of unconsolidated affiliates	(135)	(3,559)	—	—	(3,694)
Interest expense	(10,753)	(13,551)	—	—	(24,304)
Realized and unrealized holding (losses) gains on investments and other	(2,205)	—	445	—	(1,760)
Income tax provision	—	—	—	(2)	(2)
Net income (loss)	9,837	(16,432)	6,566	(10,926)	(10,955)
Net loss attributable to redeemable noncontrolling interests	—	1,567	—	—	1,567
Net (income) loss attributable to noncontrolling interests	(151)	15,157	—	—	15,006
Net income attributable to Acadia shareholders	$9,686	$292	$6,566	$(10,926)	$5,618

	As of or for the Nine Months Ended September 30, 2026
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$193,790	$86,361	$—	$—	$280,151
Other revenue	2,910	10,337	—	—	13,247
Depreciation and amortization expenses	(73,017)	(37,872)	—	—	(110,889)
Property operating expenses	(30,115)	(21,778)	—	—	(51,893)
Real estate taxes	(26,568)	(8,860)	—	—	(35,428)
General and administrative expenses	—		—	(38,997)	(38,997)
Impairment charges	(11,660)		—	—	(11,660)
(Loss) gain on disposition of properties	(224)	147,102	—	—	146,878
Operating income	55,116	175,290	—	(38,997)	191,409
Interest income	—	—	15,891	—	15,891
Equity in earnings of unconsolidated affiliates	998	10,956	—	—	11,954
Interest expense	(37,323)	(24,799)	—	—	(62,122)
Realized and unrealized holding (losses) gains on investments and other	(649)	—	—	—	(649)
Income tax provision	—	—	—	(165)	(165)
Net income	18,142	161,447	15,891	(39,162)	156,318
Net loss attributable to redeemable noncontrolling interests	—	1,704	—	—	1,704
Net income attributable to noncontrolling interests	(1,501)	(118,600)	—	—	(120,101)
Net income attributable to Acadia shareholders	$16,641	$44,551	$15,891	$(39,162)	$37,921

Real estate at cost (a)	$3,727,461	$1,310,486	$—	$—	$5,037,947
Total assets (a)	$3,519,731	$1,101,469	$208,535	$—	$4,829,735
Cash paid for acquisition of real estate	$341,161	$—	$—	$—	$341,161
Cash paid for development and property improvement costs	$71,406	$8,806	$—	$—	$80,212

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or for the Nine Months Ended September 30, 2025
	REIT Portfolio	Investment Management	Structured Financing	Unallocated	Total
Rental revenue	$178,635	$121,016	$—	$—	$299,651
Other revenue	2,163	4,178	—	—	6,341
Depreciation and amortization expenses	(68,792)	(48,801)	—	—	(117,593)
Property operating expenses	(25,924)	(26,507)	—	—	(52,431)
Real estate taxes	(25,207)	(13,245)	—	—	(38,452)
General and administrative expenses	—	—	—	(34,053)	(34,053)
Impairment charges	—	(37,210)	—	—	(37,210)
Gain (loss) on disposition of properties	2,756	(241)	—	—	2,515
Operating income (loss)	63,631	(810)	—	(34,053)	28,768
Interest income	—	—	18,575	—	18,575
Equity in losses of unconsolidated affiliates	(344)	(9,254)	—	—	(9,598)
Interest expense	(29,687)	(41,468)	—	—	(71,155)
Loss on change in control	(9,622)	—	—	—	(9,622)
Realized and unrealized holding losses on investments and other	(831)	—	638	—	(193)
Income tax provision	—	—	—	(329)	(329)
Net income (loss)	23,147	(51,532)	19,213	(34,382)	(43,554)
Net loss attributable to redeemable noncontrolling interests	—	4,960	—	—	4,960
Net loss attributable to noncontrolling interests	194	47,589	—	—	47,783
Net income attributable to Acadia shareholders	$23,341	$1,017	$19,213	$(34,382)	$9,189

Real estate at cost (a)	$3,298,167	$1,828,085	$—	$—	$5,126,252
Total assets (a)	$3,157,469	$1,562,958	$154,765	$—	$4,875,192
Cash paid for acquisition of real estate	$276,852	$130,055	$—	$—	$406,907
Cash paid for development and property improvement costs	$72,019	$14,619	$—	$—	$86,638

(a)
Total assets for the Investment Management segment include $513.1 million and $529.5 million related to the City Point property as of September 30, 2026 and 2025, respectively.

13. Share Incentive and Other Compensation

The Amended and Restated 2020 Share Incentive Plan (the “Amended and Restated 2020 Plan”), as approved by the Board and the Company’s shareholders, authorizes the issuance of up to 3,883,564 Common Shares. The Amended and Restated 2020 Plan allows for the issuance of options, Restricted Shares, LTIP Units, and other securities (collectively, the “Awards”) to, among others, the Company’s officers, trustees, and employees. As of September 30, 2026, a total of 1,269,950 shares remained available for issuance under the Amended and Restated 2020 Plan.

As of September 30, 2026, there was $24.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended and Restated 2020 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

The total fair value of Restricted Shares that vested during the nine months ended September 30, 2026 and the year ended December 31, 2025, was $0.7 million and $0.7 million, respectively. The total fair value of LTIP Units that vested (LTIP Units vest primarily during the first quarter) during the nine months ended September 30, 2026 and the year ended December 31, 2025, was $15.6 million and $9.9 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2026, the Company issued 593,577 time-based LTIP Units and 25,350 time-based restricted share units (“Restricted Share Units”) to employees of the Company pursuant to the Amended and Restated 2020 Plan.

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

The weighted-average grant date fair values for Restricted Shares and LTIP Units granted for the nine months ended September 30, 2026 and the year ended December 31, 2025 were $16.48 and $21.29, respectively. The total fair value of the above Restricted Share Units and LTIP Units as of the grant date was $15.2 million for the nine months ended September 30, 2026 and $14.7 million for the year ended December 31, 2025. Total long-term incentive compensation expense, including the expense related to the Amended and Restated 2020 Plan, was $3.0 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and was $12.3 million and $8.3 million for the nine months ended September 30, 2026 and 2025, respectively, and is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

In addition, members of the Board have been issued shares and units under the Amended and Restated 2020 Plan. During the nine months ended September 30, 2026, the Company issued 29,202 LTIP Units and 21,954 Restricted Share Units to Trustees of the Company. Total trustee fee expense, including the expense related to the Amended and Restated 2020 Plan, was $0.4 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively, and is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2026 and 2025, the Series A Preferred Operating Partnership Units were anti-dilutive and are therefore excluded in the denominator for diluted earnings per Common Share. For the three and nine months ended September 30, 2025, the Series C Preferred Operating Partnership Units, unvested restricted shares and shares issuable under the forward sale agreements, were also anti-dilutive and excluded.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Acadia shareholders	$(3,594)	$5,618	$37,921	$9,189
Less: adjustment of redeemable non-controlling interest to estimated redemption value (Note 10)	—	(888)	(5,661)	(888)
Less: net income attributable to participating securities	(332)	(340)	(996)	(1,017)
Income from continuing operations net of income attributable to participating securities for basic earnings per share	$(3,926)	$4,390	$31,264	$7,284

Denominator:
Weighted average shares for basic earnings per share	137,648,134	131,019,918	134,197,552	127,812,182
Effect of dilutive securities:
Employee unvested restricted shares	—	2,312	—	6,531
Assumed settlement of forward sales agreements (Note 10)	—	—	281,876	—
Denominator for diluted earnings per share	137,648,134	131,022,230	134,479,428	127,818,713

Basic earnings per Common Share from continuing operations attributable to Acadia shareholders	$(0.03)	$0.03	$0.23	$0.06
Diluted earnings per Common Share from continuing operations attributable to Acadia shareholders	$(0.03)	$0.03	$0.23	$0.06

Anti-Dilutive Shares Excluded from Denominator:
Series A Preferred OP Units	188	188	188	188
Series A Preferred OP Units - Common share equivalent	25,067	25,067	25,067	25,067

Series C Preferred OP Units	—	66,519	—	66,519
Series C Preferred OP Units - Common share equivalent	—	230,967	—	230,967
Restricted shares	—	77,046	—	72,827
Shares outstanding under the forward sales agreement (Note 10)	16,968,879	12,759,835	9,242,996	12,759,835

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Variable Interest Entities

The Company consolidates certain VIEs in which it has determined it is the primary beneficiary. As of September 30, 2026, the Company had identified nine consolidated VIEs, including the Operating Partnership and the Funds.

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

(in thousands)	September 30, 2026	December 31, 2025
VIE ASSETS
Operating real estate, net	$1,013,269	$1,768,555
Investments in and advances to unconsolidated affiliates	35,626	53,255
Other assets, net	40,525	78,266
Right-of-use assets - operating leases, net	1,179	1,539
Cash and cash equivalents	26,681	30,429
Restricted cash	6,021	6,517
Rents receivable, net	14,079	29,324
Total VIE assets (a)	$1,137,380	$1,967,885

VIE LIABILITIES
Mortgage and other notes payable, net	$380,634	$793,840
Unsecured notes payable, net	45,250	61,250
Accounts payable and other liabilities	81,201	125,586
Lease liabilities - operating leases, net	1,230	1,604
Total VIE liabilities (a)	$508,315	$982,280
(a)
The Operating Partnership is joint and severally liable for the outstanding balance of the Fund IV Term Loan, which had a balance of $45.3 million as of September 30, 2026 (Note 7, Note 9). The remaining VIE assets are generally encumbered by third-party non-recourse mortgage debt and serve as collateral under the respective property mortgage loans. These assets are restricted and may only be used to settle the corresponding obligations of the VIEs. Similarly, the remaining VIE liabilities are obligations of these consolidated VIEs and do not have recourse to the Operating Partnership or the Company.

Unconsolidated VIEs

As of September 30, 2026, the Company had interests in two unconsolidated VIEs: 1238 Wisconsin Avenue and the Georgetown Portfolio. The Company’s investment in the assets of these unconsolidated VIEs was $41.8 million and $42.6 million, respectively. The Company’s share of the liabilities of these unconsolidated VIEs was $39.0 million and $38.9 million as of September 30, 2026 and December 31, 2025, respectively.

In addition to its equity interests in the unconsolidated VIEs discussed above, the Company holds a preferred equity investment in an unconsolidated VIE with a carrying value of $82.5 million as of September 30, 2026, which represents the Company’s maximum exposure to loss.

16. Subsequent Events

In October 2026, the Company amended and extended its existing structured finance loan related to a property in the Sunset Park neighborhood of Brooklyn, New York. In connection with the transaction, the Company received a $20.0 million payment and acquired the property’s senior loan, investing approximately $120.0 million of incremental capital, net of the payment. The Company’s investments were consolidated into a new $200.0 million financing secured, directly or indirectly, by the property. The financing bears interest at the greater of SOFR plus 300 basis points or 8.0%, a portion of which may accrue. It has an initial term of four years with two one-year extension options, and the Company has committed to fund up to an additional $40.0 million, each subject to certain conditions. The Company funded the transaction with borrowings under its Revolving Credit Facility.

In October 2026, the Company sold the property located at 1801-1803 Connecticut Avenue in Washington, D.C. for $3.8 million.

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

Investment Management (“IM”): Through its Investment Management platform, the Company manages opportunistic and value-add retail real estate investments through its strategic opportunity funds (Fund III, Fund IV, and Fund V), legacy investments through Fund II, and select co-investment ventures. Fund III, Fund IV and Fund V currently include institutional partner capital, while Fund II is wholly owned by the Company. Following the Company’s acquisition of the remaining third-party interest in Fund II in June 2026, the Company’s remaining legacy investment associated with Fund II is presented within Other Investment Management properties, with the potential for future third-party capital participation. From time to time, assets previously held in the Company’s strategic opportunity funds may be recapitalized or transitioned into new joint ventures with third-party partners as part of the portfolio lifecycle, while the Company retains an ownership interest and continues its role as operator and manager. The Company earns management fees and, in certain cases, incentive-based performance fees.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its subsidiaries. As of September 30, 2026, the Trust controlled approximately 96% of the Operating Partnership as its sole general partner.

As of September 30, 2026, the Company owned or had an ownership interest in 237 properties, including development or redevelopment projects (Note 1). The Company’s operating income is primarily derived from rental revenues from operating properties, including tenant expense recoveries, net of property operating and corporate overhead expenses.

In addition, the Company maintains a Structured Financing (“SF”) program through which it selectively invests in first mortgage loans and other real estate-backed notes.

The following table summarizes the Company’s wholly owned and partially owned retail properties and related physical occupancy as of September 30, 2026:

	Number of Properties		Operating Properties
	Development or Redevelopment (1)	Operating	GLA	Occupancy
REIT Portfolio:
Chicago Metro	2	37	583,918	87.7%
New York Metro	2	51	440,476	92.3%
Los Angeles Metro	—	3	27,757	100.0%
San Francisco Metro	2	—	—	—
Dallas Metro	21	8	59,522	83.3%
Washington D.C. Metro	—	33	407,842	93.0%
Boston Metro	—	3	30,321	100.0%
South Florida Metro	—	1	10,118	100.0%
Suburban	3	24	3,880,224	95.6%
Total REIT Portfolio	30	160	5,440,178	94.2%
Acadia Share of Total REIT Portfolio	30	160	5,179,367	94.2%

Investment Management:
Fund III	—	1	—	—
Fund IV	1	19	128,073	78.6%
Fund V	—	13	4,698,142	90.5%
Other	—	13	3,854,968	92.7%
Total Investment Management	1	46	8,681,183	91.3%
Acadia Share of Total Investment Management	1	46	2,071,928	90.5%

Total REIT and Investment Management	31	206	14,121,361	92.4%
Acadia Share of Total REIT and Investment Management	31	206	7,251,296	93.1%

(1)
Includes 10 pre-stabilized properties in the REIT Portfolio.

SIGNIFICANT ACTIVITIES DURING 2026

See Note 12 in the Notes to Condensed Consolidated Financial Statements for an overview of our three reportable segments: REIT Portfolio, Investment Management and Structured Financing. For purposes of the tables included below, these segments are abbreviated as “REIT”, “IM” and “SF”, respectively.

During the nine months ended September 30, 2026, the Company completed a number of transactions across its REIT Portfolio and Investment Management segments reflecting continued portfolio growth and deepening of relationships with key institutional partners.

REIT Portfolio

Within the REIT Portfolio, the Company continued to selectively deploy capital into retail assets located in established, high-barrier markets. During the nine months ended September 30, 2026, the Company completed consolidated acquisitions totaling approximately $351.4 million, including:

New York Metro

•
$66.1 million acquisition of 69-73 Greene Street in New York, New York;
•
$23.1 million acquisition of 44 Main Street in Westport, Connecticut;
•
$21.3 million acquisition of retail condominium units at 1045 and 1165 Madison Avenue in New York, New York;
•
$20.2 million aggregate acquisition of two retail properties located on Bleecker Street in New York, New York;
•
$10.1 million acquisition of 171-173 Greenwich Avenue in Greenwich, Connecticut;
•
$9.6 million acquisition of a retail unit at 129 Fifth Avenue in New York, New York;

Boston Metro

•
$110.2 million acquisition of retail condominium units at 4-6 and 28 Newbury Street in Boston, Massachusetts;

South Florida Metro

•
$43.5 million acquisition of retail units at 225 Worth Avenue in Palm Beach, Florida;

Los Angeles Metro

•
$30.2 million acquisition of 8800-8804 Melrose Avenue in West Hollywood, California;

District of Columbia Metro

•
$9.5 million strategic add-on acquisition of ground lease interests at Rhode Island Place in Washington, D.C.;

Chicago Metro

•
$4.4 million strategic add-on acquisition of a retail property and residential units at 846 West Armitage Avenue in Chicago, Illinois; and

Dallas Metro

•
$3.2 million acquisition of 2310 N. Henderson Avenue in Dallas, Texas, which was added to the Company’s Henderson Avenue development project.

These acquisitions were integrated into the Company’s existing REIT Portfolio and are consolidated.

During the nine months ended September 30, 2026, the Company disposed of 1525 W. Belmont Avenue, a REIT Portfolio property located in Chicago, Illinois, for approximately $4.2 million (Note 2). In October 2026, the Company sold the property located at 1801-1803 Connecticut Avenue in Washington, D.C. for $3.8 million (Note 16).

Additionally, in connection with an acquisition of a property in the third quarter of 2026, the Company recorded a $5.3 million liability for certain pre-acquisition leasing matters affecting a portion of the property.

Investment Management

During the nine months ended September 30, 2026, the Company completed several transactions through its Investment Management segment, consisting of equity investments in unconsolidated joint ventures, recapitalizations of existing assets, and property dispositions (Note 2, Note 4).

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

During the nine months ended September 30, 2026, the Company completed consolidated property dispositions within its Investment Management platform totaling approximately $136.4 million, including the sale of Landstown Commons for $102.0 million, the sale of 1964 Union Street for $2.6 million, the sale of New Towne Center for $23.5 million and the sale of the parking garage condominium unit at 1035 Third Avenue for $8.3 million (Note 2).

During the nine months ended September 30, 2026, the Company completed unconsolidated property dispositions within its Investment Management platform totaling approximately $83.0 million, including the sale of 650 Bald Hill Road for $20.5 million, and the sale of Tri-City Plaza for $62.5 million (Note 4).

These transactions reflect the Company’s continued execution of its strategic objectives, including portfolio growth, balance sheet optimization, and the expansion of its Investment Management platform.

Structured Financing Activity

During the nine months ended September 30, 2026, the Company originated a note receivable with an aggregate commitment of $75.0 million. The Company funded approximately $53.5 million at closing and an additional $0.4 million through September 30, 2026 (Note 3).

In October 2026, the Company amended and extended its existing structured finance loan related to a property in the Sunset Park neighborhood of Brooklyn, New York. In connection with the transaction, the Company received a $20.0 million payment and acquired the property’s senior loan, resulting in approximately $120.0 million of incremental capital invested, net of the payment. The Company’s investments were consolidated into a new $200.0 million financing secured, directly or indirectly, by the property. The Company also committed to fund up to an additional $40.0 million, subject to certain conditions (Note 3, Note 16).

Financing and Capital Activity

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

Common Share Activity

On June 11, 2026, we completed a forward equity offering of 9,000,000 Common Shares at an initial forward sale price of $21.80 per share. In July 2026, the underwriters partially exercised their over-allotment option for an additional 242,996 Common Shares. We did not receive any proceeds at the time of the offering and related underwriters’ option exercise; upon settlement of the forward sale agreements, which must occur within one year of the effective date, we expect to receive net proceeds of approximately $199.6 million, which we intend to use to fund acquisition opportunities, repay outstanding indebtedness, and for general corporate purposes. We believe the offering provides additional flexibility to manage the timing of our capital raising activities relative to our capital needs.

During the nine months ended September 30, 2026, we settled 7,012,954 outstanding forward shares under the Company’s $500.0 million “at-the-market” program (the “ATM Program”) and received proceeds of $143.6 million. This included settlements of $55.9 million in March, $72.1 million in June, and $15.6 million in August. Proceeds were used to fund investment activity (Note 10).

Economic and Other Considerations

Macroeconomic conditions, including inflationary pressures, elevated energy prices, higher interest rates, and broader geopolitical developments, continue to present risks for our business and the businesses of our tenants. Certain operating and capital costs remain elevated and may continue to fluctuate based on broader economic conditions. However, the majority of our leases include contractual rent escalations and expense recovery provisions, which help mitigate the impact of inflation on operating results. We also seek to manage operating expenses through cost-conscious property management practices and the use of multi-year service contracts where appropriate.

We seek to drive value across our portfolio through leasing momentum, active development and redevelopment projects, and strategic deployment of capital into high-quality assets. The Company manages its exposure to interest rate fluctuations primarily through the use of fixed-rate debt and interest rate derivative instruments, including interest rate swaps that are designated as hedging instruments (Note 8). While higher interest rates have increased borrowing costs, we believe our capital structure and hedging strategy provide meaningful protection against interest rate volatility.

In addition, evolving trade policies, tariffs, sanctions and related geopolitical developments could impact certain tenants’ operations or consumer demand in our markets. The ultimate impact of these factors remains uncertain, and the Company continues to monitor these developments closely.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The results of operations by reportable segment for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 are summarized in the table below (in millions, totals may not add due to rounding):

	Three Months Ended				Three Months Ended
	September 30, 2026				September 30, 2025				Change
	REIT	IM	SF	Total	REIT	IM	SF	Total	REIT	IM	SF	Total
Rental revenue	$65.2	$25.2	$—	$90.4	$57.2	$41.6	$—	$98.7	$8.0	$(16.4)	$—	$(8.3)
Other revenue	1.3	3.3	—	4.6	0.9	1.4	—	2.3	0.4	1.9	—	2.3
Depreciation and amortization	(24.7)	(10.9)	—	(35.6)	(22.7)	(16.2)	—	(38.9)	(2.0)	5.3	—	3.3
Property operating expenses	(9.9)	(6.7)	—	(16.6)	(7.7)	(8.9)	—	(16.6)	(2.2)	2.2	—	—
Real estate taxes	(7.2)	(2.6)	—	(9.8)	(7.5)	(4.4)	—	(11.8)	0.3	1.8	—	2.0
General and administrative expenses	—	—	—	(11.9)	—	—	—	(10.9)	—	—	—	(1.0)
Impairment charges	(11.7)	—	—	(11.7)	—	(12.6)	—	(12.6)	(11.7)	12.6	—	0.9
Gain (loss) on disposition of properties	0.2	0.6	—	0.8	2.8	(0.2)	—	2.5	(2.6)	0.8	—	(1.7)
Operating income	13.3	8.8	—	10.2	22.9	0.7	—	12.7	(9.6)	8.1	—	(2.5)
Interest income	—	—	4.5	4.5	—	—	6.1	6.1	—	—	(1.6)	(1.6)
Equity in (losses) earnings of unconsolidated affiliates	1.0	(1.5)	—	(0.5)	(0.1)	(3.6)	—	(3.7)	1.1	2.1	—	3.2
Interest expense	(13.0)	(6.9)	—	(19.9)	(10.8)	(13.6)	—	(24.3)	(2.2)	6.7	—	4.4
Realized and unrealized holding (losses) gains on investments and other	—	—	—	—	(2.2)	—	0.4	(1.8)	2.2	—	(0.4)	1.8
Income tax provision	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	1.3	0.4	4.5	(5.6)	9.8	(16.4)	6.6	(11.0)	(8.5)	16.8	(2.1)	5.4
Net loss (income) attributable to redeemable noncontrolling interests	—	—	—	—	—	1.6	—	1.6	—	(1.6)	—	(1.6)
Net (income) loss attributable to noncontrolling interests	0.2	1.8	—	2.0	(0.2)	15.2	—	15.0	0.4	(13.4)	—	(13.0)
Net income attributable to Acadia shareholders	$1.5	$2.3	$4.5	$(3.6)	$9.7	$0.3	$6.6	$5.6	$(8.2)	$2.0	$(2.1)	$(9.2)

REIT Portfolio

Net income attributable to Acadia shareholders for the REIT Portfolio decreased $8.2 million compared to the prior year period.

Rental revenue increased $8.0 million, primarily reflecting $4.8 million from acquisitions completed during 2025 and 2026 and $3.0 million from tenant lease-up activity.

Depreciation and amortization increased $2.0 million and property operating expenses increased $2.2 million, primarily due to new property acquisitions completed in 2026 and 2025 and the related increase in property-level operating costs.

Results were impacted by an impairment charge of $11.7 million related to the shortened hold period of two REIT Portfolio properties (Note 8).

Gain on disposition of properties decreased $2.6 million primarily due to lower gains recognized on property sales during 2026 as compared to the prior year period.

Equity in earnings of unconsolidated affiliates increased $1.1 million primarily due to recapitalization activity and improved operating performance resulting from tenant lease-up at the underlying properties.

Interest expense increased $2.2 million, primarily due to higher average outstanding borrowings associated with acquisitions completed during 2025 and 2026.

Realized and unrealized holding losses decreased $2.2 million due to changes in mark-to-market adjustments on marketable securities that were liquidated in 2025.

Investment Management

(all amounts below are consolidated amounts and are not representative of our proportionate share)

Net income attributable to Acadia shareholders for Investment Management increased $2.0 million compared to the prior year period.

Rental revenue decreased $16.4 million primarily due to reduced rental income following property dispositions and recapitalization activity within Fund V completed in 2026.

Other revenue increased $1.9 million primarily due to higher fee income from acquisitions completed during 2025 and 2026.

Depreciation and amortization, property operating expenses and real estate taxes decreased $5.3 million, $2.2 million, and $1.8 million, respectively, primarily due to the Fund V recapitalization and the disposition of Landstown Commons in 2026.

Equity in losses of unconsolidated affiliates decreased $2.1 million primarily due to dispositions completed during 2025 and 2026.

Results also benefited from the absence of a $12.6 million impairment charge recognized in the prior year period.

Interest expense decreased $6.7 million, primarily due to the Fund V recapitalization and disposition activity completed in 2026.

Net income attributable to noncontrolling interests increased $13.4 million reflecting the noncontrolling interests' share of the variances discussed above. Net income attributable to noncontrolling interests in Investment Management includes asset management fees earned by the Company of $1.3 million for the three months ended September 30, 2026, compared to $2.3 million for the prior year period.

Structured Financing

Interest income from the Structured Financing portfolio decreased $1.6 million primarily due to a lower average outstanding investment balance following repayments received during 2025, including the partial repayment of the City Point Loan in 2025.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

Comparison of Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The results of operations by reportable segment for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, are summarized in the table below (in millions, totals may not add due to rounding):

	Nine Months Ended				Nine Months Ended
	September 30, 2026				September 30, 2025				Change
	REIT	IM	SF	Total	REIT	IM	SF	Total	REIT	IM	SF	Total
Rental revenue	$193.8	$86.4	$—	$280.2	$178.6	$121.0	$—	$299.7	$15.2	$(34.6)	$—	$(19.5)
Other revenue	2.9	10.3	—	13.2	2.2	4.2	—	6.3	0.7	6.1	—	6.9
Depreciation and amortization	(73.0)	(37.9)	—	(110.9)	(68.8)	(48.8)	—	(117.6)	(4.2)	10.9	—	6.7
Property operating expenses	(30.1)	(21.8)	—	(51.9)	(25.9)	(26.5)	—	(52.4)	(4.2)	4.7	—	0.5
Real estate taxes	(26.6)	(8.9)	—	(35.4)	(25.2)	(13.2)	—	(38.5)	(1.4)	4.3	—	3.1
General and administrative expenses	—	—	—	(39.0)	—	—	—	(34.1)	—	—	—	(4.9)
Impairment charges	(11.7)	—	—	(11.7)	—	(37.2)	—	(37.2)	(11.7)	37.2	—	25.5
Gain on disposition of properties	(0.2)	147.1	—	146.9	2.8	(0.2)	—	2.5	(3.0)	147.3	—	144.4
Operating income (loss)	55.1	175.3	—	191.4	63.6	(0.8)	—	28.8	(8.5)	176.1	—	162.6
Interest income	—	—	15.9	15.9	—	—	18.6	18.6	—	—	(2.7)	(2.7)
Equity in earnings (losses) of unconsolidated affiliates	1.0	11.0	—	12.0	(0.3)	(9.3)	—	(9.6)	1.3	20.3	—	21.6
Interest expense	(37.3)	(24.8)	—	(62.1)	(29.7)	(41.5)	—	(71.2)	(7.6)	16.7	—	9.1
Loss on change in control	—	—	—	—	(9.6)	—	—	(9.6)	9.6	—	—	9.6
Realized and unrealized holding (losses) gains on investments and other	(0.6)	—	—	(0.6)	(0.8)	—	0.6	(0.2)	0.2	—	(0.6)	(0.4)
Income tax provision	—	—	—	(0.2)	—	—	—	(0.3)	—	—	—	0.1
Net income (loss)	18.1	161.4	15.9	156.3	23.1	(51.5)	19.2	(43.6)	(5.0)	212.9	(3.3)	199.9
Net loss (income) attributable to redeemable noncontrolling interests	—	1.7	—	1.7	—	5.0	—	5.0	—	(3.3)	—	(3.3)
Net (income) loss attributable to noncontrolling interests	(1.5)	(118.6)	—	(120.1)	0.2	47.6	—	47.8	(1.7)	(166.2)	—	(167.9)
Net income (loss) attributable to Acadia shareholders	$16.6	$44.6	$15.9	$37.9	$23.3	$1.0	$19.2	$9.2	$(6.7)	$43.6	$(3.3)	$28.7

REIT Portfolio

Net income attributable to Acadia shareholders for the REIT Portfolio decreased $6.7 million compared to the prior year period.

Rental revenue increased $15.2 million, primarily reflecting $12.1 million from acquisitions completed during 2025 and 2026, $9.0 million from tenant lease-up activity, and $2.1 million from the 2025 consolidation of the Renaissance Portfolio. These increases were partially offset by the absence of $8.4 million of non-recurring rental and termination income recognized in the prior year period from Whole Foods at City Center.

Depreciation and amortization, property operating expenses, and real estate taxes increased $4.2 million, $4.2 million, and $1.4 million, respectively, primarily due to acquired properties.

Interest expense increased $7.6 million due to higher average outstanding borrowings associated with acquisitions completed during 2025 and 2026.

Results also benefited from the absence of a $9.6 million loss on change in control recognized in the prior year period upon the consolidation of the Renaissance Portfolio.

Results were impacted by an impairment charge of $11.7 million related to the shortened hold period of two REIT Portfolio properties (Note 8).

Gain on disposition of properties decreased $3.0 million primarily due to gains recognized on property dispositions in the prior year period that did not recur in 2026.

Equity in earnings of unconsolidated affiliates increased $1.3 million primarily due to the recapitalization activity and improved operating performance of unconsolidated investments.

Net income attributable to noncontrolling interests increased $1.7 million reflecting the noncontrolling interests’ share of the variances discussed above.

Investment Management

(all amounts below are consolidated amounts and are not representative of our proportionate share)

Net income attributable to Acadia shareholders for Investment Management increased $43.6 million compared to the prior year period.

Rental revenue decreased $34.6 million primarily due to Fund V property dispositions completed in 2026.

Other revenue increased $6.1 million primarily due to higher fee income from acquisitions completed during 2025 and 2026.

Depreciation and amortization, property operating expenses and real estate taxes decreased $10.9 million, $4.7 million and $4.3 million, respectively, primarily due to Fund V recapitalization and property dispositions completed in 2026.

Gain on disposition of properties increased $147.3 million primarily due to the Fund V recapitalization and the dispositions of Landstown Commons, New Towne Center and Avenue at West Cobb.

Equity in earnings of unconsolidated affiliates increased $20.3 million primarily due to the gain on sale of Tri-City Plaza in 2026.

Results also benefited from the absence of $37.2 million of impairment charges recognized in the prior year period.

Interest expense decreased $16.7 million primarily due to the Fund V recapitalization and disposition activity completed in 2026.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased $166.2 million and $3.3 million, respectively, reflecting their share of the variances discussed above.

Structured Financing

Interest income from the Structured Financing portfolio decreased $2.7 million to $15.9 million primarily due to a lower average outstanding investment balance following repayments received during 2025, including the partial repayment of the City Point Loan in 2025.

Unallocated

The Company does not allocate general and administrative expenses and income taxes to its reportable segments. These unallocated amounts are depicted in the table above under the headings labeled “Total.”

General and administrative expenses increased $4.9 million to $39.0 million primarily due to higher compensation, legal and accelerated compensation expense resulting from a modification of vesting provisions associated with a change in expected service period.

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

A reconciliation of consolidated operating income to net operating income - REIT Portfolio follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Consolidated operating income	$10,224	$12,684	$191,409	$28,768
Add back:
General and administrative	11,912	10,924	38,997	34,053
Depreciation and amortization	35,572	38,884	110,889	117,593
Impairment charges	11,660	12,570	11,660	37,210
Gain on disposition of properties	(761)	(2,515)	(146,878)	(2,515)
Less:
Above/below-market rent, straight-line rent and other accounts (a)	(6,839)	(5,011)	(19,380)	(10,917)
Termination income (b)	—	—	—	(8,366)
Consolidated NOI	61,768	67,536	186,697	195,826

Redeemable noncontrolling interest in consolidated NOI	(8)	(1,734)	(3,507)	(4,998)
Noncontrolling interest in consolidated NOI	(10,620)	(19,604)	(35,861)	(56,748)
Less: Operating Partnership's interest in Investment Management NOI included above	(6,276)	(8,027)	(18,519)	(22,710)
Add: Operating Partnership's share of unconsolidated joint ventures NOI (c)	1,707	1,045	4,706	3,205
REIT Portfolio NOI	$46,571	$39,216	$133,516	$114,575

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REIT Portfolio NOI	$46,571	$39,216	$133,516	$114,575
Less properties excluded from Same-Property NOI	(4,847)	(1,343)	(13,406)	(3,660)
Same-Property NOI	$41,724	$37,873	$120,110	$110,915

Percent change from prior year period	10.2%		8.3%

Components of Same-Property NOI:
Same-Property Revenues	$56,193	$50,942	$165,449	$152,917
Same-Property Operating Expenses	(14,469)	(13,069)	(45,339)	(42,002)
Same-Property NOI	$41,724	$37,873	$120,110	$110,915

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

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
REIT Portfolio New and Renewal Leases	Cash Basis	Straight- Line Basis	Cash Basis	Straight- Line Basis
Number of new and renewal leases executed	18	18	40	40
GLA commencing	61,205	61,205	262,337	262,337
New base rent	$128.97	$147.79	$75.86	$83.54
Expiring base rent	$103.24	$99.20	$60.51	$58.33
Percent growth in base rent	24.9%	49.0%	25.4%	43.2%
Average cost per square foot (a)	$27.88	$27.88	$31.78	$31.78
Weighted average lease term (years)	6.6	6.6	6.1	6.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net (loss) income attributable to Acadia shareholders	$(3,594)	$5,618	$37,921	$9,189

Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests' share)	36,934	31,542	107,898	94,814
Impairment charges (net of noncontrolling interests' share)	11,660	3,804	11,660	9,572
Net gain on disposition of properties (net of noncontrolling interests' share)	(321)	(2,700)	(34,876)	(2,614)
Loss on change in control	—	—	—	9,622
Income attributable to Common OP Unit holders	(135)	248	1,941	452
Distributions - Preferred OP Units	5	67	15	201
NAREIT FFO attributable to Common Shareholders and Common OP Unit holders - Basic and Diluted	$44,549	$38,579	$124,559	$121,236

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

Distributions

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. During the nine months ended September 30, 2026, we paid dividends and distributions on our Common Shares and preferred units of limited partnership interest (“Preferred OP Units”) totaling $85.8 million.

Investments

As previously discussed, during the nine months ended September 30, 2026, we deployed approximately $500.3 million in cash outlays related to acquisitions within our REIT Portfolio and equity investments and recapitalizations completed through our Investment Management platform.

Structured Financing Investments

During the nine months ended September 30, 2026, we originated a note receivable with a total commitment of $75.0 million, of which $53.9 million is currently drawn. The remaining $21.1 million commitment under the note receivable is available to fund future advances subject to the terms and conditions of the loan agreement (Note 3, Note 9).

In addition, we provided advances under preferred equity investments aggregating to $69.2 million (Note 4) in connection with investments in Shops at Skyview and Atlantic Portfolio (Note 4).

In October 2026, the Company amended and extended its existing structured finance loan related to a property in the Sunset Park neighborhood of Brooklyn, New York, resulting in approximately $120 million of incremental capital invested, net of a $20 million payment received in connection with the transaction. The Company funded the investment with borrowings under its Revolving Credit Facility (Note 3, Note 16).

Capital Commitments

As of September 30, 2026, our share of the remaining capital commitments to the Funds aggregated $9.8 million as follows:

•
$0.1 million to Fund III – Fund III was launched in May 2007 with total committed capital of $450.0 million, of which our original share was $89.6 million. During 2015, we acquired an additional interest, which had an original capital commitment of $20.9 million.
•
$5.0 million to Fund IV – Fund IV was launched in May 2012 with total committed capital of $530.0 million, of which our original share was $122.5 million.
•
$4.7 million to Fund V – Fund V was launched in August 2016 with total committed capital of $520.0 million, of which our original share was $104.5 million.

We do not have any additional capital commitments to the Funds other than the remaining amounts described above.

Additionally, the Company has committed to fund tenant improvements under executed leases totaling approximately $71.5 million and $44.1 million, as of September 30, 2026 and December 31, 2025, respectively. The Company’s share of these obligations is approximately $54.0 million and $37.1 million, respectively (Note 9).

Development Activities

During the nine months ended September 30, 2026, capitalized costs associated with development activities totaled $42.3 million (Note 2). As of September 30, 2026, we estimated total cost to complete development and redevelopment projects through 2028 was approximately $79.9 million to $117.6 million, respectively. These estimates exclude assets for which redevelopment or development plans are still being evaluated and for which costs are not yet determinable.

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

Debt

A summary of our consolidated debt, which includes the full amount of Investment Management related obligations and excludes our pro rata share of debt at our unconsolidated subsidiaries, is as follows (in thousands):

	September 30,	December 31,
	2026	2025

Total Debt - Fixed and Effectively Fixed Rate	$1,334,041	$1,502,753
Total Debt - Variable Rate	499,361	370,614
	1,833,402	1,873,367
Net unamortized debt issuance costs	(14,407)	(11,387)
Unamortized premium	248	926
Total Indebtedness	$1,819,243	$1,862,906

As of September 30, 2026, our consolidated indebtedness aggregated $1,833.4 million, excluding $0.2 million of unamortized premium and $14.4 million of net unamortized loan costs, and was secured by 35 properties and related tenant leases. Maturities on our outstanding indebtedness ranged from November 6, 2026 to April 15, 2035, excluding available extension options.

Taking into consideration $1,084.2 million of notional principal under variable-to-fixed interest rate swap agreements currently in effect, $1,334.0 million, or 72.8%, of the Company’s consolidated debt was fixed at a weighted-average interest rate of 4.53%, and $499.4 million, or 27.2%, was floating at a weighted-average interest rate of 5.05% as of September 30, 2026.

Without regard to available extension options, as of September 30, 2026, we had (i) $160.1 million of consolidated debt maturing in 2026 at a weighted-average interest rate of 5.92%, (ii) $0.8 million of scheduled principal amortization due during the remainder of 2026, and (iii) $29.9 million representing the Company’s pro-rata share of scheduled principal payments and maturities on unconsolidated debt during 2026. In addition, $205.6 million of consolidated debt and $44.8 million representing the Company’s pro-rata share of unconsolidated debt will mature by March 31, 2027.

The Company has extension options on consolidated debt aggregating $160.1 million maturing in 2026 and $48.4 million maturing in 2027; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options. With respect to the debt maturing in the remainder of 2026, we are actively pursuing refinancing the remaining obligations. The Company expects to address upcoming debt maturities through a combination of refinancing activities, available revolving credit facility capacity, proceeds from the settlement of outstanding forward equity sale agreements, and available extension options.

Our ability to obtain financing could be affected by various risks and uncertainties, including, but not limited to, the current inflationary environment, elevated interest rates, tariff policies, and other risks, including, but not limited to those detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Share Repurchase Program

We maintain a share repurchase program under which $122.5 million remains available to repurchase as of September 30, 2026 (Note 10). We did not repurchase any Common Shares under this program during the nine months ended September 30, 2026.

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

Our cash on hand in our consolidated subsidiaries as of September 30, 2026 totaled $38.0 million. Our remaining sources of liquidity are described further below. Depending upon the availability and cost of external capital, we believe our sources of capital are sufficient to meet our liquidity needs. Our historical cash flow uses are reflected in our Condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

Issuances of Common Shares

Our ATM Program (Note 10) provides us with an efficient and low-cost vehicle for raising capital through public equity issuances on an “as-we-go” basis to fund our capital needs.

During the nine months ended September 30, 2026, we physically settled 7,012,954 forward shares under the ATM Program in exchange for aggregate net proceeds of $143.6 million, which were used to reduce outstanding borrowings and fund investment activity. As of September 30, 2026, we had unsettled forward equity contracts to sell 16,968,879 shares (including 9,242,996 Common Shares sold in an underwritten public offering in June 2026 and related underwriters’ option exercise) for estimated aggregate net cash proceeds of $351.3 million. We also had $199.1 million of remaining availability for future share issuance under the ATM Program (Note 10).

Investment Management Capital

As of September 30, 2026, unfunded capital commitments from noncontrolling interests within Funds III, IV and V were $0.4 million, $16.7 million and $18.9 million, respectively (Note 1).

Financing and Debt

As of September 30, 2026, we had $292.7 million of capacity under existing REIT Portfolio debt facilities. In addition, our REIT Portfolio and Investment Management platform included 153 unleveraged consolidated properties with an aggregate carrying value of approximately $2.6 billion; however, there can be no assurance that financing would be available for these properties at favorable terms, if at all (Note 7). See also “—Financing and Capital Activity” for details on our Fourth Amended and Restated Credit Facility entered into in April 2026.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2026 with the cash flow for the nine months ended September 30, 2025 (in millions, totals may not add due to rounding):

	Nine Months Ended September 30,
	2026	2025	Variance

Net cash provided by operating activities	$132.5	$125.0	$7.5
Net cash provided by (used in) investing activities	57.2	(430.4)	487.6
Net cash (used in) provided by financing activities	(197.3)	340.8	(538.1)
(Decrease) increase in cash and cash equivalents and restricted cash	$(7.6)	$35.3	$(42.9)

Operating Activities

Net cash provided by operating activities primarily reflects the Company’s operating results, adjusted for non-cash items and changes in working capital.

Net cash provided by operating activities increased $7.5 million to $132.5 million for the nine months ended September 30, 2026, compared to $125.0 million in the prior year period. Net income increased $199.9 million, which was largely offset by changes in non-cash reconciling items, including a $144.4 million increase in gains on property dispositions and a $25.6 million decrease in impairment charges. Operating cash flows also benefited from $14.0 million of higher distributions of operating income from unconsolidated affiliates and a $7.7 million favorable change in accounts receivable.

Investing Activities

Net cash used in investing activities is impacted by our investments in and advances to unconsolidated affiliates, the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.

Net cash provided by investing activities increased by $487.6 million for the nine months ended September 30, 2026 compared to the prior year period, primarily due to (i) $521.9 million of higher proceeds from real estate dispositions, (ii) $65.7 million of lower acquisition expenditures, (iii) $14.1 million of higher returns of capital from unconsolidated affiliates, and (iv) $6.4 million of lower development, construction and property improvement expenditures. These increases were partially offset by $62.8 million of higher investments in unconsolidated affiliates, $34.6 million of higher note receivable fundings, and the nonrecurrence of $9.8 million of proceeds from sales of marketable securities and $6.8 million of cash acquired upon a change of control in the prior year, as well as $6.4 million of lower refunds of deposits for properties under contract.

Financing Activities

Net cash provided by financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.

Net cash used in financing activities increased by $538.1 million for the nine months ended September 30, 2026 compared to the prior year period, primarily due to $209.0 million of higher net debt repayments, $174.2 million of higher distributions to noncontrolling interests, and $134.9 million of lower proceeds from issuances of Common Shares and settlements of forward equity contracts. The increase also reflects $8.0 million of higher deferred financing and other costs, as well as higher dividend payments and other financing activity.

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

See Note 4 for a discussion of our unconsolidated investments. The Operating Partnership’s pro-rata share of unconsolidated non-recourse debt related to those investments is as follows (dollars in millions):

	Operating Partnership		September 30, 2026
Investment	Ownership Percentage	Pro-rata Share of Mortgage Debt	Effective Interest Rate (a)	Maturity Date
840 N. Michigan	94.4%	$29.7	6.50%	Dec 2026
Wood Ridge Plaza	18.1%	6.5	7.16%	Mar 2027
La Frontera	18.1%	10.0	6.18%	Jun 2027
Riverdale FC	18.0%	6.7	6.63%	Nov 2027
Frederick County Square	18.1%	4.7	5.58%	Nov 2027
Georgetown Portfolio	50.0%	6.5	4.72%	Dec 2027
LINQ Promenade(d)	15.0%	26.3	5.65%	Dec 2027
Shoppes at South Hills(b)	18.1%	5.9	5.95%	Mar 2028
Mohawk Commons	18.1%	7.0	5.80%	Mar 2028
The Walk at Highwoods Preserve(b)	20.0%	4.1	6.25%	Oct 2028
Shops at Skyview(c)	20.0%	55.3	5.29%	Jan 2029
Atlantic Portfolio(c)	20.0%	51.1	4.98%	Feb 2029
Avenue at West Cobb(c)	20.0%	8.5	4.98%	Feb 2029
Crossroads Shopping Center(c)	49.0%	36.8	5.78%	Nov 2029
Pinewood Square(b)	20.0%	9.0	5.51%	Mar 2030
Gotham Plaza	49.0%	13.7	5.90%	Oct 2034
Total		$281.8

(a)
Effective interest rates incorporate the effect of interest rate swaps that were in effect as of September 30, 2026, where applicable.
(b)
The debt has one available 12-month extension option.
(c)
The debt has two available 12-month extension options.
(d)
The debt has one available 24-month extension option.

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 1 in the Notes to Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of September 30, 2026

Our primary market risk exposure is to changes in interest rates related to our property mortgage loans and other debt. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for certain quantitative details related to our property mortgage loans and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2026, total property mortgage loans and other notes payable aggregated $1,833.4 million, excluding $0.2 million of unamortized premium and $14.4 million of net unamortized debt issuance costs. Of this amount, $1,334.0 million, or 72.8%, was fixed-rate, including debt with rates effectively fixed through the use of derivative financial instruments, and $499.4 million, or 27.2%, was variable-rate based upon the Secured Overnight Financing Rate (“SOFR”) or Prime rates plus applicable spreads.

As of September 30, 2026, we were party to 30 interest rate swap agreements, which hedged interest rate exposure on $1,084.2 million of variable-rate debt.

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

The following table sets forth information as of September 30, 2026 concerning our long-term debt obligations, including principal cash flows by scheduled maturity (without regard to available extension options) and weighted average effective interest rates of maturing amounts (dollars in millions):

REIT Portfolio Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$0.5	$102.1	$102.6	6.1%
2027	4.8	45.1	49.9	4.8%
2028	1.8	70.4	72.2	4.1%
2029	1.2	97.1	98.3	5.6%
2030	0.3	558.9	559.2	4.5%
Thereafter	1.0	512.5	513.5	4.0%
	$9.6	$1,386.1	$1,395.7

Investment Management Consolidated Mortgage and Other Debt

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$0.3	$58.0	$58.3	5.7%
2027	0.5	55.6	56.1	6.2%
2028	—	71.2	71.2	5.2%
2029	—	84.6	84.6	5.6%
2030	—	30.0	30.0	5.2%
Thereafter	—	137.5	137.5	4.7%
	$0.8	$436.9	$437.7

Mortgage Debt in Unconsolidated Partnerships (at our Pro-Rata Share)

Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate
2026 (Remainder)	$1.6	$28.3	$29.9	6.5%
2027	1.1	59.6	60.7	5.9%
2028	0.1	16.6	16.7	6.0%
2029	0.3	151.5	151.8	5.3%
2030	—	9.0	9.0	5.5%
Thereafter	—	13.7	13.7	5.9%
	$3.1	$278.7	$281.8

Without regard to available extension options, during the remainder of 2026, $160.9 million of our total consolidated debt and $29.9 million representing our pro-rata share of unconsolidated debt will mature. In addition, $106.0 million of consolidated debt and $60.7 million representing our pro-rata share of unconsolidated debt will mature in 2027. With respect to this maturing debt, we have extension options on consolidated debt aggregating $160.1 million maturing in 2026 and $48.4 million maturing in 2027 as of September 30, 2026; however, there can be no assurance that the Company will be able to successfully execute any or all of its available extension options.

The Company expects to refinance some or all of such debt at the then-prevailing market interest rates, which may be greater than the current interest rates. Based on outstanding balances, a 100 basis point increase in interest rates on refinanced debt would increase annual interest expense by approximately $3.6 million, of which the Company’s pro-rata share would be $2.3 million.

As of September 30, 2026, the Company had variable-rate debt of $499.4 million, net of variable-to-fixed interest rate swap agreements currently in effect. A 100 basis point increase in applicable interest rate indices would increase annual interest expense on such debt by approximately $5.0 million, of which the Company’s pro-rata share would be $3.5 million. We may seek additional variable-rate financing if pricing and other commercial and financial terms are favorable and would consider hedging associated interest rate risk through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of September 30, 2026, the estimated fair value of our total consolidated outstanding debt would decrease by approximately $5.6 million, assuming a 100 basis point increase in interest rates. Conversely, a 100 basis point decrease in interest rates would increase the estimated fair value of our total outstanding debt by approximately $4.9 million.

As of September 30, 2026, and December 31, 2025, we had consolidated notes receivable of $208.5 million and $154.9 million, respectively. The estimated fair value of our notes receivable was determined by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing. Based on our outstanding notes receivable balances as of September 30, 2026, a 100 basis point increase in interest rates would decrease the estimated fair value of our total outstanding notes receivable by approximately $1.7 million, while a 100 basis point decrease would increase the estimated fair value by approximately $1.8 million.

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

Changes in Market Risk Exposures from December 31, 2025 to September 30, 2026

Our interest rate risk exposure from December 31, 2025, to September 30, 2026 has increased on an absolute basis, as the $370.6 million of variable-rate debt as of December 31, 2025 has increased to $499.4 million as of September 30, 2026. Our interest rate exposure as a percentage of total debt has increased, as our variable-rate debt accounted for 19.8% of our consolidated debt as of December 31, 2025 compared to 27.2% as of September 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls. Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2026, at a reasonable level of assurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended September 30, 2026, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Dated: November 2, 2026